Form 10-Q
period 1996-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 1996-08-28
CIK 857115

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC  20549

                                         FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended                  June 30, 1996

Commission File Number              0-19022

                       Gateway Tax Credit Fund II Ltd.
      (Exact name of Registrant as specified in its charter)

            Florida                              65-0142704
(State or other jurisdiction of    ( I.R.S. Employer No.)
incorporation or organization)

     880 Carillon Parkway, St. Petersburg, Florida   33716
       (Address of principal executive offices)  (Zip Code)


Registrant's Telephone Number, Including Area Code:
(813)573-3800

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES     X                   NO

                                                         Number of Units
      Title of Each Class                                 June 30, 1996
Beneficial Assignee Certificates:
$1,000 per certificate                       37,228

                            DOCUMENTS INCORPORATED BY REFERENCE

                      Parts I and II, 1995 Form 10-K, filed with the
                    Securities and Exchange Commission on June 27, 1996
                    Parts III and IV - Form S-11 Registration Statement
                        and all amendments and supplements thereto
                                     File No. 33-31821

PART I - Financial Information
   Item 1.  Financial Statements

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                   JUNE 30,        MARCH 31,
                                                     1996            1996
                                                 -----------     -----------
SERIES 2                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  177,077       $  135,519
   Investments in Securities                         43,443           43,655
                                                 -----------      ----------
     Total Current Assets                           220,520          179,174

   Investments in Securities                        327,284          363,740
   Investments in Project
          Partnerships, Net                       1,226,513        1,350,923
                                                 -----------      ----------
       Total Assets                              $1,774,317       $1,893,837
                                                 ===========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   41,916       $   44,607

Long-Term Liabilities:
   Payable to General Partners                      242,415          225,720

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at June 30, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    June 30, 1996 and March 31, 1996,
    issued and outstanding                        1,528,886       1,661,075
General Partners                                    (38,900)        (37,565)
                                                 -----------      ----------
     Total Partners' Equity                       1,489,986       1,623,510
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                        $1,774,317      $1,893,837
                                                 ===========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                    JUNE 30,       MARCH 31,
                                                      1996           1996
                                                 -----------      ----------
SERIES 3                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  152,396       $   97,988
   Investments in Securities                         38,642           38,831
                                                 -----------      ----------
     Total Current Assets                           191,038          136,819

   Investments in Securities                        291,111          323,539
   Investments in Project
          Partnerships, Net                         810,438          901,663
                                                 -----------      ----------
       Total Assets                              $1,292,587       $1,362,021
                                                 ===========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   46,012       $   48,855

Long-Term Liabilities:
   Payable to General Partners                      205,124          189,722

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at June 30, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    June 30, 1996 and March 31, 1996,
    issued and outstanding                        1,078,852       1,160,025
General Partners                                    (37,401)        (36,581)
                                                  ----------      ----------
     Total Partners' Equity                       1,041,451       1,123,444
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                        $1,292,587      $1,362,021
                                                 ===========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                    JUNE 30,       MARCH 31,
                                                      1996           1996
                                                 -----------      ----------
SERIES 4                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  227,186       $  178,506
   Investments in Securities                         48,955           49,195
                                                 -----------      ----------
     Total Current Assets                           276,141          227,701

   Investments in Securities                        368,809          409,891
   Investments in Project
          Partnerships, Net                       1,916,447        2,073,510
                                                 -----------      ----------
       Total Assets                              $2,561,397       $2,711,102
                                                 ===========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   50,489       $   53,905

Long-Term Liabilities:
   Payable to General Partners                      231,695          212,638

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at June 30, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    June 30, 1996 and March 31, 1996,
    issued and outstanding                        2,317,074       2,480,767
General Partners                                    (37,861)        (36,208)
                                                 -----------      ----------
     Total Partners' Equity                       2,279,213       2,444,559
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                        $2,561,397      $2,711,102
                                                 ===========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                    JUNE 30,       MARCH 31,
                                                      1996           1996
                                                 -----------      ----------
SERIES 5                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  317,975       $  257,549
   Investments in Securities                         61,016           61,314
                                                 -----------      ----------
     Total Current Assets                           378,991          318,863

   Investments in Securities                        459,673          510,876
   Investments in Project
          Partnerships, Net                       3,043,118        3,211,868
                                                 -----------      ----------
       Total Assets                              $3,881,782       $4,041,607
                                                 ===========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   68,036       $   72,085

Long-Term Liabilities:
   Payable to General Partners                      225,192          201,848

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at June 30, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    June 30, 1996 and March 31, 1996,
    issued and outstanding                        3,628,291       3,805,620
General Partners                                    (39,737)        (37,946)
                                                 -----------      ----------
     Total Partners' Equity                       3,588,554       3,767,674
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                        $3,881,782      $4,041,607
                                                 ===========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                    JUNE 30,       MARCH 31,
                                                      1996           1996
                                                 -----------      ----------
SERIES 6                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  387,804       $  388,991
   Investments in Securities                         43,676           43,120
                                                 -----------      ----------
     Total Current Assets                           431,480          432,111

   Investments in Securities                        417,875          410,950
   Investments in Project
          Partnerships, Net                       4,559,999        4,769,625
                                                 -----------      ----------
       Total Assets                              $5,409,354       $5,612,686
                                                 ===========      ==========


LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   63,281       $   67,831

Long-Term Liabilities:
   Payable to General Partners                      266,218          240,262

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at June 30, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    June 30, 1996 and March 31, 1996,
    issued and outstanding                        5,117,783       5,340,274
General Partners                                    (37,928)        (35,681)
                                                 -----------      ----------
     Total Partners' Equity                       5,079,855       5,304,593
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                        $5,409,354      $5,612,686
                                                 ===========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                                    JUNE 30,       MARCH 31,
                                                      1996           1996
                                                 -----------      ----------
TOTAL SERIES 2 - 6                               (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $1,262,438       $1,058,553
   Investments in Securities                        235,732          236,115
                                                 -----------      ----------
     Total Current Assets                         1,498,170        1,294,668

   Investments in Securities                      1,864,752        2,018,996
   Investments in Project
          Partnerships, Net                      11,556,515       12,307,589
                                                 -----------      ----------
       Total Assets                             $14,919,437      $15,621,253
                                                 ===========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $  269,734       $  287,283

Long-Term Liabilities:
   Payable to General Partners                    1,170,644        1,070,190

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at June 30, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    June 30, 1996 and March 31, 1996,
    issued and outstanding                       13,670,886      14,447,761
General Partners                                   (191,827)       (183,981)
                                                 -----------     -----------
     Total Partners' Equity                      13,479,059      14,263,780
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                       $14,919,437     $15,621,253
                                                 ===========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                     1996            1995
SERIES 2                                         -----------      ----------
Revenues:
   Interest Income                               $    9,292      $    9,398
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                 17,250          17,256
   General and Administrative-
     General Partner                                  1,664           2,242
   General and Administrative-
     Other                                            2,047           3,632
   Amortization                                       1,203           1,321
                                                 -----------      ----------
     Total Expenses                                  22,164          24,451

Loss Before Equity in Losses of
 Project Partnerships                               (12,872)        (15,053)
Equity in Losses of Project
 Partnerships                                      (120,652)       (162,091)
                                                 -----------      ----------
Net Loss                                         $ (133,524)     $ (177,144)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                     $ (132,189)     $ (175,373)
   General Partners                                  (1,335)         (1,771)
                                                 -----------      ----------
                                                 $ (133,524)     $ (177,144)
                                                 ===========      ==========
Net Loss Per Beneficial
 Assignee Certificate                           $    (21.54)    $    (28.58)

Number of Beneficial Assignee
 Certificates Outstanding                             6,136           6,136


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                      1996            1995
SERIES 3                                         -----------      ----------
Revenues:
   Interest Income                                $    7,655     $    7,972
                                                 -----------     ----------
Expenses:
   Asset Management Fee-
     General Partner                                 15,982          16,010
   General and Administrative-
     General Partner                                  1,742           2,338
   General and Administrative-
     Other                                            1,877           4,260
   Amortization                                         319           1,991
                                                 -----------      ----------
     Total Expenses                                  19,920          24,599
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (12,265)        (16,627)
Equity in Losses of Project
 Partnerships                                       (69,728)       (127,033)
                                                 -----------      ----------
Net Loss                                          $ (81,993)     $ (143,660)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                      $ (81,173)     $ (142,223)
   General Partners                                    (820)         (1,437)
                                                 -----------      ----------
                                                  $ (81,993)     $ (143,660)
                                                 ===========      ==========
Net Loss Per Beneficial
 Assignee Certificate                           $    (14.88)    $    (26.07)

Number of Beneficial Assignee
 Certificates Outstanding                             5,456           5,456


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                      1996            1995
SERIES 4                                         -----------      ----------
Revenues:
   Interest Income                               $   10,234      $   10,894
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                 19,596          19,642
   General and Administrative-
     General Partner                                  2,194           2,955
   General and Administrative-
     Other                                            2,579           4,446
   Amortization                                         847           1,197
                                                 -----------      ----------
     Total Expenses                                  25,216          28,240
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (14,982)        (17,346)
Equity in Losses of Project
 Partnerships                                      (150,364)       (150,620)
                                                 -----------      ----------
Net Loss                                         $ (165,346)     $ (167,966)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                     $ (163,693)     $ (166,286)
   General Partners                                  (1,653)         (1,680)
                                                 -----------      ----------
                                                 $ (165,346)     $ (167,966)
                                                 ===========      ==========
Net Loss Per Beneficial
 Assignee Certificate                           $    (23.67)    $    (24.05)

Number of Beneficial Assignee
 Certificates Outstanding                             6,915           6,915


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                      1996            1995
SERIES 5                                         -----------      ----------
Revenues:
   Interest Income                               $   13,137      $   14,097
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                 24,253          24,290
   General and Administrative-
     General Partner                                  2,724           3,669
   General and Administrative-
     Other                                            2,993           5,271
   Amortization                                       3,116           3,082
                                                 -----------      ----------
     Total Expenses                                  33,086          36,312
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (19,949)        (22,215)
Equity in Losses of Project
 Partnerships                                      (159,171)       (141,998)
                                                 -----------      ----------
Net Loss                                         $ (179,120)     $ (164,213)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                     $ (177,329)     $ (162,571)
   General Partners                                  (1,791)         (1,642)
                                                 -----------      ----------
                                                 $ (179,120)     $ (164,213)
                                                 ===========      ==========
Net Loss Per Beneficial
 Assignee Certificate                           $    (20.58)    $    (18.87)

Number of Beneficial Assignee
 Certificates Outstanding                             8,616           8,616


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                      1996            1995
SERIES 6                                         -----------      ----------
Revenues:
   Interest Income                               $   11,916      $   12,548
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                 26,916          26,977
   General and Administrative-
     General Partner                                  2,875           3,873
   General and Administrative-
     Other                                            2,919           5,668
   Amortization                                       5,664           5,757
                                                 -----------      ----------
     Total Expenses                                  38,374          42,275
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (26,458)        (29,727)
Equity in Losses of Project
 Partnerships                                      (198,280)       (160,748)
                                                 -----------      ----------
Net Loss                                         $ (224,738)     $ (190,475)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                     $ (222,491)     $ (188,570)
   General Partners                                  (2,247)         (1,905)
                                                 -----------      ----------
                                                 $ (224,738)     $ (190,475)
                                                 ===========      ==========
Net Loss Per Beneficial
 Assignee Certificate                           $    (22.02)    $    (18.66)

Number of Beneficial Assignee
 Certificates Outstanding                            10,105          10,105


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                     1996            1995
TOTAL SERIES 2 - 6                               -----------      ----------
Revenues:
   Interest Income                               $   52,234      $   54,909
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                103,997         104,175
   General and Administrative-
     General Partner                                 11,199          15,077
   General and Administrative-
     Other                                           12,415          23,277
   Amortization                                      11,149          13,348
                                                 -----------      ----------
     Total Expenses                                 138,760         155,877
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (86,526)       (100,968)
Equity in Losses of Project
 Partnerships                                      (698,195)       (742,490)
                                                 -----------      ----------
Net Loss                                         $ (784,721)     $ (843,458)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                     $ (776,875)     $ (835,023)
   General Partners                                  (7,846)         (8,435)
                                                 -----------      ----------
                                                 $ (784,721)     $ (843,458)
                                                 ===========      ==========






                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                    General
                                Assignees          Partners             Total
SERIES 2                       -----------       -----------        -----------

Balance at
 March 31, 1995               $ 2,246,516         $ (31,651)       $ 2,214,865

Net Loss                         (175,373)           (1,771)          (177,144)
                               -----------        ----------        -----------
Balance at
 June 30, 1995                $ 2,071,143         $ (33,422)       $ 2,037,721
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 1,661,075         $ (37,565)       $ 1,623,510

Net Loss                         (132,189)           (1,335)          (133,524)
                               -----------        ----------        -----------
Balance at
 June 30, 1996                $ 1,528,886         $ (38,900)       $ 1,489,986
                               ===========        ==========        ===========




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                     General
                                 Assignees          Partners           Total
SERIES 3                       -----------        ----------        -----------

Balance at
 March 31, 1995               $ 1,626,196         $ (31,872)       $ 1,594,324

Net Loss                         (142,223)           (1,437)          (143,660)
                               -----------        ----------        -----------
Balance at
 June 30, 1995                $ 1,483,973         $ (33,309)       $ 1,450,664
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 1,160,025         $ (36,581)       $ 1,123,444

Net Loss                          (81,173)             (820)           (81,993)
                               -----------        ----------        -----------
Balance at
 June 30, 1996                $ 1,078,852         $ (37,401)       $ 1,041,451
                               ===========        ==========        ===========




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                     General
                                 Assignees          Partners              Total
SERIES 4                       -----------        ----------        -----------

Balance at
 March 31, 1995               $ 3,179,350         $ (29,152)       $ 3,150,198

Net Loss                         (166,286)           (1,680)          (167,966)
                               -----------        ----------        -----------
Balance at
 June 30, 1995                $ 3,013,064         $ (30,832)       $ 2,982,232
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 2,480,767         $ (36,208)       $ 2,444,559

Net Loss                         (163,693)           (1,653)          (165,346)
                               -----------        ----------        -----------
Balance at
 June 30, 1996                $ 2,317,074         $ (37,861)       $ 2,279,213
                               ===========        ==========        ===========




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                     General
                                 Assignees          Partners            Total
SERIES 5                       -----------        ----------        -----------

Balance at
 March 31, 1995               $ 4,579,242         $ (30,132)       $ 4,549,110

Net Loss                         (162,571)           (1,642)          (164,213)
                               -----------        ----------        -----------
Balance at
 June 30, 1995                $ 4,416,671         $ (31,774)       $ 4,384,897
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 3,805,620         $ (37,946)       $ 3,767,674

Net Loss                         (177,329)           (1,791)          (179,120)
                               -----------        ----------        -----------
Balance at
 June 30, 1996                $ 3,628,291         $ (39,737)       $ 3,588,554
                               ===========        ==========        ===========




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                     General
                                 Assignees          Partners            Total
SERIES 6                       -----------        ----------        -----------

Balance at
 March 31, 1995               $ 6,153,088         $ (27,471)       $ 6,125,617

Net Loss                         (188,570)           (1,905)          (190,475)
                               -----------        ----------        -----------
Balance at
 June 30, 1995                $ 5,964,518         $ (29,376)       $ 5,935,142
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 5,340,274         $ (35,681)       $ 5,304,593

Net Loss                         (222,491)           (2,247)          (224,738)
                               -----------        ----------        -----------
Balance at
 June 30, 1996                $ 5,117,783         $ (37,928)       $ 5,079,855
                               ===========        ==========        ===========




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                     General
                                 Assignees          Partners            Total
TOTAL SERIES 2 - 6             -----------        ----------        -----------

Balance at
 March 31, 1995               $17,784,392        $ (150,278)       $17,634,114

Net Loss                         (835,023)           (8,435)          (843,458)
                               -----------        ----------        -----------
Balance at
 June 30, 1995                $16,949,369        $ (158,713)       $16,790,656
                               ===========        ==========        ===========
Balance at
 March 31, 1996               $14,447,761        $ (183,981)       $14,263,780

Net Loss                         (776,875)           (7,846)          (784,721)
                               -----------        ----------        -----------
Balance at
 June 30, 1996                $13,670,886        $ (191,827)       $13,479,059
                               ===========        ==========        ===========




                      See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                           1996          1995
SERIES 2                                              -----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                           $ (133,524)   $ (177,144)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          1,203         1,321
     Accreted Interest Income
      on Investments in Securities                        (6,987)       (7,062)
     Equity in Losses of
      Project Partnerships                               120,652       162,091
     Interest Income from
      Redemption of Securities                            10,359         7,238
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                 14,005        14,662
                                                      -----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                              5,708         1,106
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                  2,556          (733)
   Redemption of Investment
     in Securities                                        33,294        34,609
                                                      -----------     ---------
         Net Cash Provided by
         Investing Activities                             35,850        33,876
                                                      -----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                         41,558        34,982
Cash and Cash Equivalents at
 Beginning of Year                                       135,519       127,890
                                                      -----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $   177,077    $  162,872
                                                      ===========     =========

                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                           1996          1995
SERIES 3                                              -----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                            $ (81,993)   $ (143,660)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                            319         1,991
     Accreted Interest Income
      on Investments in Securities                        (6,216)       (6,282)
     Equity in Losses of
      Project Partnerships                                69,728       127,033
     Interest Income from
      Redemption of Securities                             9,214         6,437
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                 12,560        13,279
                                                       ----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                              3,612        (1,202)
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                 21,179         8,140
   Redemption of Investment
     in Securities                                        29,617        30,785
                                                       ----------     ---------
         Net Cash Provided by
         Investing Activities                             50,796        38,925
                                                       ----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                         54,408        37,723
Cash and Cash Equivalents at
 Beginning of Year                                        97,988        83,648
                                                       ----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $   152,396    $  121,371
                                                       ==========     =========


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                           1996          1995
SERIES 4                                               ----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                           $ (165,346)   $ (167,966)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                            847         1,197
     Accreted Interest Income
      on Investments in Securities                        (7,874)       (7,959)
     Equity in Losses of
      Project Partnerships                               150,364       150,620
     Interest Income from
      Redemption of Securities                            11,674         8,156
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                 15,641        16,316
                                                       ----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                              5,306           364
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                  5,852             0
   Redemption of Investment
     in Securities                                        37,522        39,001
                                                       ----------     ---------
         Net Cash Provided by
         Investing Activities                             43,374        39,001
                                                       ----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                         48,680        39,365
Cash and Cash Equivalents at
 Beginning of Year                                       178,506       168,651
                                                       ----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $   227,186    $  208,016
                                                       ==========     =========


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                           1996          1995
SERIES 5                                               ----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                           $ (179,120)   $ (164,213)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          3,116         3,082
     Accreted Interest Income
      on Investments in Securities                        (9,814)       (9,920)
     Equity in Losses of
      Project Partnerships                               159,171       141,998
     Interest Income from
      Redemption of Securities                            14,550        10,166
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                 19,294        20,294
                                                       ----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                              7,197         1,407
                                                       ==========     =========
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                  6,462             0
   Redemption of Investment
     in Securities                                        46,767        48,609
                                                       ----------     ---------
         Net Cash Provided by
         Investing Activities                             53,229        48,609
                                                       ----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                         60,426        50,016
Cash and Cash Equivalents at
 Beginning of Year                                       257,549       249,065
                                                       ----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $   317,975    $  299,081
                                                       ----------     ---------


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                           1996          1995
SERIES 6                                               ----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                           $ (224,738)   $ (190,475)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          5,664         5,757
     Accreted Interest Income
      on Investments in Securities                        (7,480)       (7,464)
     Equity in Losses of
      Project Partnerships                               198,280       160,748
     Interest Income from
      Redemption of Securities                                 0             0
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                 21,406        22,568
                                                       ----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                             (6,868)       (8,866)
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                  5,681         1,571
   Redemption of Investment
     in Securities                                             0             0
                                                       ----------     ---------
         Net Cash Provided by
         Investing Activities                              5,681         1,571
                                                       ----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                         (1,187)       (7,295)
Cash and Cash Equivalents at
 Beginning of Year                                       388,991       384,578
                                                       ----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $   387,804    $  377,283
                                                       ==========     =========


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                        FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995:


                                                           1996          1995
TOTAL SERIES 2 - 6                                     ----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                           $ (784,721)   $ (843,458)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                         11,149        13,348
     Accreted Interest Income
      on Investments in Securities                       (38,371)      (38,687)
     Equity in Losses of
      Project Partnerships                               698,195       742,490
     Interest Income from
      Redemption of Securities                            45,797        31,997
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                 82,906        87,119
                                                       ----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                             14,955        (7,191)
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                 41,730         8,978
   Redemption of Investment
     in Securities                                       147,200       153,004
                                                       ----------     ---------
         Net Cash Provided by
         Investing Activities                            188,930       161,982
                                                       ----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                        203,885       154,791
Cash and Cash Equivalents at
 Beginning of Year                                     1,058,553     1,013,832
                                                       ----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $ 1,262,438    $1,168,623
                                                       ==========     =========


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                   NOTES TO FINANCIAL STATEMENTS
                                            (Unaudited)

                                           June 30, 1996

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.
Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 1996, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

   Pursuant to the Securities Act of 1933, Gateway filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective September 12, 1989, which covered the offering (the "Public Offering") of Gateway's Beneficial Assignee Certificates ("BACs") representing assignments of units for the beneficial interest of the limited partnership interest of the Assignor
Limited Partner. The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business.

   Raymond James Partners, Inc. and RJ Credit Partners, Inc., wholly-owned subsidiaries of Raymond James Financial, Inc., are the General Partner and the Managing General Partner, respectively.
The Managing General Partner manages and controls the business of Gateway.

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for
Series 2, 3, 4, 5 and 6, respectively had been issued as of June 30, 1996. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

   Operating profits and losses, cash distributions from operations and tax credits are allocated 99% to the Assignees and 1% to the General Partners. Profit or loss and cash distributions from sales of properties will be allocated as formulated in the Limited
Partnership Agreement.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

   Gateway utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when obligations are incurred.

   Gateway accounts for its investments as the sole limited partner in Project Partnerships ("Investments in Project Partnerships") using the equity method of accounting and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statements of Operations. Under the equity method, the Investments in Project Partnerships initially include:

  1)  Gateway's capital contribution,
  2) Acquisition fees paid to the General Partner for services rendered in selecting properties for acquisition, and
  3) Acquisition expenses including legal fees, travel and other miscellaneous costs relating to acquiring properties.

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

  1) Increased for equity in income or decreased for equity in losses of the Project Partnerships,
  2)  Decreased for cash distributions received from the Project
  Partnerships,
  3) Decreased for the amortization of the acquisition fees and expenses,
  4) In certain Project Partnerships, where Gateway's investment was greater than Gateway's pro-rata share of the book value of the underlying assets, decreased for the amortization of the difference; and
  5) In certain Project Partnerships, where Gateway's investment was less than Gateway's pro-rata share of the book value of the underlying assets, increased for the accretion of the difference.

  Amortization and accretion are calculated on a straight-line basis over 35 years, as this is the average estimated useful life of the underlying assets. The net amortization and accretion are shown as amortization expense on the Statements of Operations.

  Pursuant to the limited partnership agreements for the Project Partnerships, cash losses generated by the Project Partnerships are allocated to the general partners of those partnerships. In subsequent years, cash profits, if any, are first allocated to the general partners to the extent of the allocation of prior years' cash losses.

  Since Gateway invests as a limited partner, and therefore is not obligated to fund losses or make additional capital contributions, it does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment in those Project Partnerships below zero. The suspended losses will be used to offset future income from the individual Project Partnerships.


Cash and Cash Equivalents

  It is Gateway's policy to include short-term investments with an original maturity of three months or less in Cash and Cash
Equivalents. Short-term investments are comprised of money market mutual funds.

Concentration of Credit Risk

  Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund that is a wholly-owned subsidiary of Raymond James Financial, Inc.

Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures.
These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

Investment in Securities

  Effective April 1, 1994, Gateway adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities (U. S. Government Security Strips) until maturity and to use these reserves to fund Gateway's ongoing operations. Interest income is recognized ratably on the U. S. Government Strips using the effective yield to maturity.

Offering and Commission Costs

  Offering and commission costs were charged against Assignees'
Equity upon the admission of Limited Partners.

Income Taxes

  No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Reclassifications

  For comparability, the 1995 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 1996.

Fair Value of Financial Instruments

  The fair value of investment securities is discussed in Note 3. The fair value of current assets and current liabilities is assumed to be equal to their reported carrying amounts due to their short term nature. It is not practicable to estimate the fair value of the long term payable to the general partner because it is attributable to a related party transaction for which there would be no fair market equivalent.

Basis of Preparation

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1996. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


NOTE 3 - INVESTMENT IN SECURITIES:

  The June 30, 1996 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $105,062 for Series 2, $93,451 for Series 3, $118,394 for Series 4, $147,562 for Series 5
and $100,461 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond
James and Associates, Inc.   A separate accounting is maintained
for each series' share of the investments.

                                Estimated        Cost Plus     Gross Unrealized
                                  Market          Accreted          Gains and
                                  Value           Interest            (Losses)
                                 ---------         ---------          ---------
Series 2                         $ 388,955          $370,727          $  18,228
Series 3                           345,855           329,753             16,102
Series 4                           438,336           417,764             20,572
Series 5                           546,159           520,689             25,470
Series 6                           468,943           461,551              7,392

   As of June 30, 1996, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 2          Series 3           Series 4
                                 ---------         ---------          ---------
Due within 1 year                $  43,443         $  38,642          $  48,955
After 1 year
 through 5 years                   159,637           141,992            179,889
After 5 years
 through 10 years                  167,647           149,119            188,920
After 10 years                           0                 0                  0
                                 ---------         ---------          ---------
  Total Amount Carried on
    Balance Sheet                $ 370,727         $ 329,753          $ 417,764
                                 =========         =========          =========

                                  Series 5          Series 6              Total
                                 ---------         ---------          ---------
Due within 1 year                $  61,016         $  43,676         $  235,732
After 1 year
 through 5 years                   224,210           174,926            880,654
After 5 years
 through 10 years                  235,463           205,157            946,305
After 10 years                           0            37,792             37,792
                                 ---------         ---------          ---------
  Total Amount Carried on
    Balance Sheet                $ 520,689         $ 461,551         $2,100,484
                                 =========         =========          =========

NOTE 4 - RELATED PARTY TRANSACTIONS:

  The Payable to General Partners primarily represents the asset management fees owed to the General Partners at the end of the period. It is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. Within the next twelve months, the Managing General Partner does not intend to demand payment on the portion of Asset Management fees payable classified as long-term on the balance sheet.

  For the three months ended June 30, 1996 and 1995 the General
Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                                               1996           1995
                                            ---------      ---------
  Series 2                                   $ 17,250     $   17,256
  Series 3                                     15,982         16,010
  Series 4                                     19,596         19,642
  Series 5                                     24,253         24,290
  Series 6                                     26,916         26,977
                                            ---------      ---------
  Total                                      $103,997      $ 104,175
                                            =========      =========

  General and Administrative Expenses - The Managing General
Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
                                               1996           1995
                                            ---------      ---------
  Series 2                                   $  1,664     $    2,242
  Series 3                                      1,742          2,338
  Series 4                                      2,194          2,955
  Series 5                                      2,724          3,669
  Series 6                                      2,875          3,873
                                            ---------      ---------
  Total                                      $ 11,199      $  15,077
                                            =========      =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

  As of June 30, 1996, the Partnership had acquired an interest in 22 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                             JUNE 30,      MARCH 31,
                                               1996          1996
SERIES 2                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $  4,542,678   $  4,524,678

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                      35,296         33,815

Cumulative equity in losses of
Project Partnerships (2)                  (3,615,848)    (3,495,196)

Cumulative distributions received
from Project Partnerships                    (47,680)       (45,124)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              390,838        390,838
  Accumulated amortization of
  acquisition fees and expenses              (60,771)       (58,088)
                                           ----------     ----------

Investments in
 Project Partnerships                     $1,226,513     $1,350,923
                                           ==========     ==========

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1996 and March 31, 1996 these excess costs were $205,718.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $25,114 for the period ended June 30, 1996 and cumulative suspended losses of $0 for the year ended March 31, 1996 are not included.

  As of June 30, 1996, the Partnership had acquired an interest in 23 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:


                                             JUNE 30,      MARCH 31,
                                               1996          1996
SERIES 3                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $  3,888,713   $  3,888,713

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                      35,804         33,947

Cumulative equity in losses of
Project Partnerships (2)                  (3,407,488)    (3,337,760)

Cumulative distributions received
from Project Partnerships                   (131,919)      (110,740)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              491,746        491,746
  Accumulated amortization of
  acquisition fees and expenses              (66,418)       (64,243)
                                           ----------     ----------

Investments in
 Project Partnerships                     $  810,438     $  901,663
                                           ==========     ==========

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1996 and March 31, 1996 these excess costs were $213,147.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $226,112 for the period ended June 30, 1996 and cumulative suspended losses of $35,248 for the year ended March 31, 1996 are not included.

  As of June 30, 1996, the Partnership had acquired an interest in 29 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                             JUNE 30,      MARCH 31,
                                               1996          1996
SERIES 4                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $  4,952,519   $  4,952,519

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                      63,515         60,437

Cumulative equity in losses of
Project Partnerships (2)                  (3,518,567)    (3,368,203)

Cumulative distributions received
from Project Partnerships                    (65,135)       (59,283)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              562,967        562,967
  Accumulated amortization of
  acquisition fees and expenses              (78,852)       (74,927)
                                           ----------     ----------
Investments in
 Project Partnerships                     $1,916,447     $2,073,510
                                           ==========     ==========

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1996 and March 31, 1996 these excess costs were $430,637.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $11,440 for the period ended June 30, 1996 and cumulative suspended losses of $0 for the year ended March 31, 1996 are not included.

  As of June 30, 1996, the Partnership had acquired an interest in 36 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                             JUNE 30,      MARCH 31,
                                               1996          1996
SERIES 5                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $  6,164,472   $  6,164,472

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                      28,550         27,015

Cumulative equity in losses of
Project Partnerships (2)                  (3,625,834)    (3,466,663)

Cumulative distributions received
from Project Partnerships                    (91,333)       (84,871)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              650,837        650,837
  Accumulated amortization of
  acquisition fees and expenses              (83,574)       (78,922)
                                           ----------     ----------

Investments in
 Project Partnerships                     $3,043,118     $3,211,868
                                           ==========     ==========

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1996 and March 31, 1996 these excess costs were $214,636.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended June 30, 1996 and cumulative suspended losses of $0 for the year ended March 31, 1996 are not included.

  As of June 30, 1996, the Partnership had acquired an interest in 38 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The
Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                             JUNE 30,      MARCH 31,
                                               1996          1996
SERIES 6                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $  7,462,215   $  7,462,215

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets (1)                      (2,402)        (2,253)

Cumulative equity in losses of
Project Partnerships (2)                  (3,525,866)    (3,327,586)

Cumulative distributions received
from Project Partnerships                    (69,113)       (63,432)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              785,179        785,179
  Accumulated amortization of
  acquisition fees and expenses              (90,014)       (84,498)
                                           ----------     ----------

Investments in
 Project Partnerships                     $4,559,999     $4,769,625
                                           ==========     ==========

(1) Includes amounts representing accumulated accretion or (amortization of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1996 and March 31, 1996 these excess costs were ($20,841).
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $11,517 for the period ended June 30, 1996 and cumulative suspended losses of $0 for the year ended March 31, 1996 are not included.

  The following is a summary of Investments in Project
Partnerships:


                                             JUNE 30,      MARCH 31,
                                               1996          1996
TOTAL SERIES 2 - 6                         ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $ 26,992,597   $ 26,992,597

Accumulated amortization of excess
of purchase price of Project
Partnerships over book value
of underlying assets                         160,763        152,961

Cumulative equity in losses of
Project Partnerships                     (17,693,603)   (16,995,408)

Cumulative distributions received
from Project Partnerships                   (405,180)      (363,450)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses            2,881,567      2,881,567
  Accumulated amortization of
  acquisition fees and expenses             (379,629)      (360,678)
                                           ----------     ----------

Investments in
 Project Partnerships                    $11,556,515    $12,307,589
                                           ==========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

                                               1996           1995
SERIES 2                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   1,479,746   $  1,251,560
  Investment properties, net              23,181,244     24,111,784
  Other assets                                 3,061          4,901
                                          -----------     ----------
    Total assets                       $  24,664,051   $ 25,368,245
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $     407,458   $    507,186
  Long-term debt                          23,305,419     23,309,322
                                          -----------     ----------
    Total liabilities                     23,712,877     23,816,508

Partners' Equity
  Limited Partner                            860,975      1,363,358
  General Partners                            90,199        188,379
                                          -----------     ----------
                                             951,174      1,551,737
     Total liabilities and
    partners' equity                   $  24,664,051   $ 25,368,245
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $     634,071   $    646,275
Expenses:
  Operating expenses                         322,660        310,353
  Interest expense                           205,367        256,568
  Depreciation and amortization              239,590        243,082
                                          -----------     ----------
    Total expenses                           767,617        810,003

      Net loss                          $   (133,546)  $   (163,728)
                                          ===========     ==========
  Other partners' share
    of net loss                         $     (1,335)  $     (1,637)

  Partnership's share of net loss       $   (132,211)  $   (162,091)
    Suspended loss                            11,559              0
                                          -----------     ----------
  Equity in Loss of
      Project Partnerships               $  (120,652)  $   (162,091)
                                          ===========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:


                                               1996           1995
SERIES 3                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   1,888,543   $  1,740,119
  Investment properties, net              20,584,176     21,334,387
  Other assets                               234,599        247,877
                                          -----------     ----------
    Total assets                       $  22,707,318   $ 23,322,383
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $     612,858   $    561,192
  Long-term debt                          21,896,992     21,924,055
                                          -----------     ----------
    Total liabilities                     22,509,850     22,485,247

Partners' Equity
  Limited Partner                           (168,837)       481,509
  General Partners                           366,305        355,627
                                          -----------     ----------
                                             197,468        837,136
     Total liabilities and
    partners' equity                   $  22,707,318   $ 23,322,383
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $     608,589   $    697,530
Expenses:
  Operating expenses                         373,163        349,355
  Interest expense                           147,290        261,221
  Depreciation and amortization              232,854        228,106
                                          -----------     ----------
    Total expenses                           753,307        838,682

      Net loss                          $   (144,718)  $   (141,152)
                                          ===========     ==========
  Other partners' share
    of net loss                         $     (1,447)  $     (1,412)

  Partnership's share of net loss       $   (143,271)  $   (139,740)
    Suspended loss                            73,543         12,707
                                          -----------     ----------
  Equity in Loss of
      Project Partnerships              $    (69,728)  $   (127,033)
                                          ===========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:


                                               1996           1995
SERIES 4                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   1,896,011   $  1,735,568
  Investment properties, net              27,026,624     28,033,566
  Other assets                                51,407         12,502
                                          -----------     ----------
    Total assets                       $  28,974,042   $ 29,781,636
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $     632,921   $    690,922
  Long-term debt                          26,662,834     26,655,060
                                          -----------     ----------
    Total liabilities                     27,295,755     27,345,982

Partners' Equity
  Limited Partner                          1,392,512      2,075,124
  General Partners                           285,775        360,530
                                          -----------    ----------
                                           1,678,287      2,435,654
     Total liabilities and
    partners' equity                   $  28,974,042   $ 29,781,636
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $     778,553   $    837,328
Expenses:
  Operating expenses                         441,472        436,123
  Interest expense                           229,364        283,720
  Depreciation and amortization              264,470        269,626
                                          -----------     ----------
    Total expenses                           935,306        989,469

      Net loss                         $    (156,753)  $   (152,141)
                                          ===========     ==========
  Other partners' share
    of net loss                        $      (1,568)  $     (1,521)

  Partnership's share of net loss      $    (155,185)  $   (150,620)
    Suspended loss                             4,821              0
                                          -----------     ----------
  Equity in Loss of
      Project Partnerships             $    (150,364)  $   (150,620)
                                          ===========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:


                                               1996           1995
SERIES 5                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   2,341,205   $  2,031,404
  Investment properties, net              33,956,699     35,143,429
  Other assets                                 2,924         15,099
                                         ------------     ----------
    Total assets                       $  36,300,828   $ 37,189,932
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $     751,322   $    936,146
  Long-term debt                          32,970,731     32,952,287
                                          -----------     ----------
    Total liabilities                     33,722,053     33,888,433

Partners' Equity
  Limited Partner                          2,572,119      3,266,269
  General Partners                             6,656         35,230
                                          -----------     ----------
                                           2,578,775      3,301,499
     Total liabilities and
    partners' equity                   $  36,300,828   $ 37,189,932
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $     869,596   $    913,727
Expenses:
  Operating expenses                         471,489        434,922
  Interest expense                           206,653        260,340
  Depreciation and amortization              352,233        361,897
                                          -----------     ----------
    Total expenses                         1,030,375      1,057,159

      Net loss                          $   (160,779)  $   (143,432)
                                          ===========     ==========
  Other partners' share
    of net loss                         $     (1,608)  $     (1,434)

  Partnership's share of net loss       $   (159,171)  $   (141,998)
    Suspended loss                                 0              0
                                          -----------    -----------
  Equity in Loss of
      Project Partnerships              $   (159,171)  $   (141,998)
                                          ===========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:


                                               1996           1995
SERIES 6                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   2,508,965   $  2,139,454
  Investment properties, net              38,090,663     39,494,668
  Other assets                                26,274         40,653
                                          -----------     ----------
    Total assets                       $  40,625,902   $ 41,674,775
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $     916,324   $  1,064,908
  Long-term debt                          35,930,403     35,975,613
                                          -----------     ----------
    Total liabilities                     36,846,727     37,040,521

Partners' Equity
  Limited Partner                          3,891,357      4,686,669
  General Partners                          (112,182)       (52,415)
                                          -----------     ----------
                                           3,779,175      4,634,254
     Total liabilities and
    partners' equity                   $  40,625,902   $ 41,674,775
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $   1,025,539   $  1,039,741
Expenses:
  Operating expenses                         595,647        516,805
  Interest expense                           246,615        289,778
  Depreciation and amortization              390,847        395,530
                                          -----------     ----------
    Total expenses                         1,233,109      1,202,113

      Net loss                          $   (207,570)  $   (162,372)
                                          ===========     ==========
  Other partners' share
    of net loss                         $     (2,076)  $     (1,624)

  Partnership's share of net loss       $   (205,494)  $   (160,748)
    Suspended loss                             7,214              0
                                          -----------     ----------
  Equity in Loss of
      Project Partnerships              $   (198,280)  $   (160,748)
                                          ===========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Project Partnerships as of March 31 of each year:


                                               1996           1995
TOTAL SERIES 2 - 6                        -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $  10,114,470   $  8,898,105
  Investment properties, net             142,839,406    148,117,834
  Other assets                               318,265        321,032
                                          -----------     ----------
    Total assets                       $ 153,272,141   $157,336,971
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $   3,320,883   $  3,730,354
  Long-term debt                         140,766,379    140,816,337
                                          -----------     ----------
    Total liabilities                    144,087,262    144,576,691

Partners' Equity
  Limited Partner                          8,548,126     11,872,929
  General Partners                           636,753        887,351
                                          -----------    -----------
                                           9,184,879     12,760,280
     Total liabilities and
    partners' equity                   $ 153,272,141   $157,336,971
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $   3,916,348   $  4,134,601
Expenses:
  Operating expenses                       2,204,431      2,047,558
  Interest expense                         1,035,289      1,351,627
  Depreciation and amortization            1,479,994      1,498,241
                                          -----------     ----------
    Total expenses                         4,719,714      4,897,426

      Net loss                          $   (803,366)  $   (762,825)
                                          ===========     ==========
  Other partners' share
    of net loss                         $     (8,034)  $     (7,628)

  Partnership's share of net loss       $   (795,332)  $   (755,197)
    Suspended loss                            97,137         12,707
                                          -----------    ----------
  Equity in Loss of
      Project Partnerships              $   (698,195)  $   (742,490)
                                          ===========     ==========

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                           June 30, 1996

Results of Operations, Liquidity and Capital Resources

  Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

  As disclosed on the statement of operations for each Series, interest income and total expenses are comparable for the three months ended June 30, 1996 and 1995. There were no unusual variations in the operating results between these two periods.

  The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel and legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships. The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs.

  The sources of funds to pay the operating costs of each Series are short term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon
Treasuries") which were purchased with funds set aside for this purpose, and cash distributed to the Series from the operations of the Project Partnerships.

  From inception, no Series has paid distributions and management does not anticipate distributions in the future.

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships decreased from $162,091 for the three months ended June 30, 1995 to $120,652 for the three months ended June 30, 1996. This decrease was partially caused by $11,559 of losses that were suspended to prevent reducing the investment in certain Project Partnerships below zero, in accordance with the equity method of accounting. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At June 30, 1996, the Series had $177,077 of short-term investments (Cash and Cash Equivalents). It also had $370,727 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $133,524 for the three months June 30, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $120,652 and the changes in operating assets and liabilities, net cash provided by operating activities was $5,708. Cash provided by investing activities totaled $35,850, consisting of $33,294 from matured Zero Coupon Treasuries and $2,556 in cash distributions received from the Project Partnerships. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships decreased from $127,033 for the three months ended June 30, 1995 to $69,728 for the three months ended June 30, 1996. This decrease was partially caused by $73,543 of losses that were suspended to prevent reducing the investment in a certain Project Partnership below zero, in accordance with the equity method of accounting in comparison to $12,707 for the period ended June 30, 1995. Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At June 30, 1996, the Series had $152,396 of short-term investments (Cash and Cash Equivalents). It also had $329,753 in Zero Coupon Treasuries. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $81,993 for the three months ended June 30, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $69,728 and the changes in operating assets and liabilities net cash provided by operating activities was $3,612. Cash provided by investing activities totaled $50,796, consisting of $21,179 in cash distributions received from the Project Partnerships and $29,617 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships were comparable for the three months ended June 30, 1995 and June 30, 1996. Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At June 30, 1996, the Series had $227,186 of short-term investments (Cash and Cash Equivalents). It also had $417,764 in Zero Coupon Treasuries. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $165,346 for the three months ended June 30, 1996.
However, after adjusting for Equity in Losses of Project Partnerships of $150,364 and the changes in operating assets and liabilities net cash provided by operating activities was $5,306 Cash provided by investing activities totaled $43,374 consisting of $37,522 from matured Zero Coupon Treasuries and $5,852 in cash distributions received from the Project Partnerships. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships increased from $141,998 for the three months ended June 30, 1995 to $159,171 for the three months ended June 30, 1996. Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At June 30, 1996, the Series had $317,975 of short-term investments (Cash and Cash Equivalents). It also had $520,689 in Zero Coupon Treasuries. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $179,120 for the three months ended June 30, 1996.
However, after adjusting for Equity in Losses of Project Partnerships of $159,171 and the changes in operating assets and liabilities net cash provided operating activities was $7,197.
Cash provided by investing activities totaled $53,229 consisting of $46,767 from matured Zero Coupon Treasuries and $6,462 in cash distributions received from the Project Partnerships. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships increased from $160,748 for the three months ended June 30, 1995 to $198,280 for the three months ended June 30, 1996. Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At June 30, 1996, the Series had $387,802 of short-term investments (Cash and Cash Equivalents). It also had $461,551 in Zero Coupon Treasuries. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $224,738 for the three months ended June 30, 1996.
However, after adjusting for Equity in Losses of Project Partnerships of $198,280 and the changes in operating assets and liabilities net cash used in operating activities was $6,868. Cash provided by investing activities totaled $5,681 consisting of cash distributions received from the Project Partnerships. There were no unusual events or trends to describe.

                                    PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits - NONE

b.   Reports on Form 8-K - NONE

                                            SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                 GATEWAY TAX CREDIT FUND II LTD.
                                                 (A Florida Limited Partnership)
                                                 By:  RJ Credit Partners, Inc.
                                                 Managing General Partner




Date:  August 15, 1996                           By:/s/ Ronald M. Diner
                                                 Ronald M. Diner
                                                 President



Date:  August 15, 1996                           By:/s/ Sandra L. Furey
                                                 Sandra L. Furey
                                                 Secretary and Treasurer