Form 10-Q
period 1996-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 1996-11-01
CIK 857115

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, DC  20549

                                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended                  September 30, 1996

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

                                YES     X                   NO

                                                            Number of Units
      Title of Each Class                                 September 30, 1996
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

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                               SEPTEMBER 30,       MARCH 31,
                                                   1996              1996
                                                 -----------     -----------
SERIES 2                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  143,039       $  135,519
   Investments in Securities                         44,210           43,655
                                                 -----------      ----------
     Total Current Assets                           187,249          179,174

   Investments in Securities                        333,713          363,740
   Investments in Project
          Partnerships, Net                       1,106,079        1,350,923
                                                 -----------      ----------
       Total Assets                              $1,627,041       $1,893,837
                                                 ===========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   43,331       $   44,607

Long-Term Liabilities:
   Payable to General Partners                      227,945          225,720

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 6,136
    at September 30, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 6,136 at
    September 30, 1996 and March 31, 1996,
    issued and outstanding                        1,396,007       1,661,075
General Partners                                    (40,242)        (37,565)
                                                 -----------      ----------
     Total Partners' Equity                       1,355,765       1,623,510
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                        $1,627,041      $1,893,837
                                                 ===========      ==========
                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                               SEPTEMBER 30,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 3                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  107,298       $   97,988
   Investments in Securities                         39,324           38,831
                                                 -----------      ----------
     Total Current Assets                           146,622          136,819

   Investments in Securities                        296,830          323,539
   Investments in Project
          Partnerships, Net                         686,967          901,663
                                                 -----------      ----------
       Total Assets                              $1,130,419       $1,362,021
                                                 ===========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   47,498       $   48,855

Long-Term Liabilities:
   Payable to General Partners                      182,353          189,722

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 5,456
    at September 30, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 5,456 at
    September 30, 1996 and March 31, 1996,
    issued and outstanding                          939,378       1,160,025
General Partners                                    (38,810)        (36,581)
                                                  ----------      ----------
     Total Partners' Equity                         900,568       1,123,444
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                        $1,130,419      $1,362,021
                                                 ===========      ==========
                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                               SEPTEMBER 30,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 4                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  185,035       $  178,506
   Investments in Securities                         49,819           49,195
                                                 -----------      ----------
     Total Current Assets                           234,854          227,701

   Investments in Securities                        376,055          409,891
   Investments in Project
          Partnerships, Net                       1,754,955        2,073,510
                                                 -----------      ----------
       Total Assets                              $2,365,864       $2,711,102
                                                 ===========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   52,316       $   53,905

Long-Term Liabilities:
   Payable to General Partners                      209,343          212,638

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 6,915
    at September 30, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 6,915 at
    September 30, 1996 and March 31, 1996,
    issued and outstanding                        2,143,817       2,480,767
General Partners                                    (39,612)        (36,208)
                                                 -----------      ----------
     Total Partners' Equity                       2,104,205       2,444,559
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                        $2,365,864      $2,711,102
                                                 ===========      ==========
                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                               SEPTEMBER 30,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 5                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  253,333       $  257,549
   Investments in Securities                         62,093           61,314
                                                 -----------      ----------
     Total Current Assets                           315,426          318,863

   Investments in Securities                        468,703          510,876
   Investments in Project
          Partnerships, Net                       2,789,102        3,211,868
                                                 -----------      ----------
       Total Assets                              $3,573,231       $4,041,607
                                                 ===========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   70,251       $   72,085

Long-Term Liabilities:
   Payable to General Partners                      191,267          201,848

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 8,616
    at September 30, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 8,616 at
    September 30, 1996 and March 31, 1996,
    issued and outstanding                        3,354,219       3,805,620
General Partners                                    (42,506)        (37,946)
                                                 -----------      ----------
     Total Partners' Equity                       3,311,713       3,767,674
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                        $3,573,231      $4,041,607
                                                 ===========      ==========
                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                               SEPTEMBER 30,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 6                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  340,857       $  388,991
   Investments in Securities                         44,245           43,120
                                                 -----------      ----------
     Total Current Assets                           385,102          432,111

   Investments in Securities                        424,955          410,950
   Investments in Project
          Partnerships, Net                       4,372,633        4,769,625
                                                 -----------      ----------
       Total Assets                              $5,182,730       $5,612,686
                                                 ===========      ==========


LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   65,696       $   67,831

Long-Term Liabilities:
   Payable to General Partners                      241,891          240,262

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 10,105
    at September 30, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 10,105 at
    September 30, 1996 and March 31, 1996,
    issued and outstanding                        4,915,119       5,340,274
General Partners                                    (39,976)        (35,681)
                                                 -----------      ----------
     Total Partners' Equity                       4,875,143       5,304,593
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                        $5,182,730      $5,612,686
                                                 ===========      ==========
                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                               SEPTEMBER 30,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
TOTAL SERIES 2 - 6                               (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $1,029,562       $1,058,553
   Investments in Securities                        239,691          236,115
                                                 -----------      ----------
     Total Current Assets                         1,269,253        1,294,668

   Investments in Securities                      1,900,296        2,018,996
   Investments in Project
          Partnerships, Net                      10,709,736       12,307,589
                                                 -----------      ----------
       Total Assets                             $13,879,285      $15,621,253
                                                 ===========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $  279,092       $  287,283

Long-Term Liabilities:
   Payable to General Partners                    1,052,799        1,070,190

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at September 30, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    September 30, 1996 and March 31, 1996,
    issued and outstanding                       12,748,540      14,447,761
General Partners                                   (201,146)       (183,981)
                                                 -----------     -----------
     Total Partners' Equity                      12,547,394      14,263,780
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                       $13,879,285     $15,621,253
                                                 ===========      ==========
                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                     1996            1995
SERIES 2                                         -----------      ----------
Revenues:
   Interest Income                               $    9,144      $    9,139
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                 17,250          17,256
   General and Administrative-
     General Partner                                  1,676             984
   General and Administrative-
     Other                                            7,158           3,246
   Amortization                                       1,203           1,321
                                                 -----------      ----------
     Total Expenses                                  27,287          22,807

Loss Before Equity in Losses of
 Project Partnerships                               (18,143)        (13,668)
Equity in Losses of Project
 Partnerships                                      (116,078)       (145,518)
                                                 -----------      ----------
Net Loss                                         $ (134,221)     $ (159,186)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                     $ (132,879)     $ (157,594)
   General Partners                                  (1,342)         (1,592)
                                                 -----------      ----------
                                                 $ (134,221)     $ (159,186)
                                                 ===========      ==========
Net Loss Per Beneficial
 Assignee Certificate                           $    (21.66)    $    (25.68)

Number of Beneficial Assignee
 Certificates Outstanding                             6,136           6,136


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 3                                         -----------      ----------
Revenues:
   Interest Income                               $    8,024      $    7,752
                                                 -----------     ----------
Expenses:
   Asset Management Fee-
     General Partner                                 15,982          16,010
   General and Administrative-
     General Partner                                  1,751           1,016
   General and Administrative-
     Other                                           10,281           3,158
   Amortization                                         319           1,991
                                                 -----------      ----------
     Total Expenses                                  28,333          22,175
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (20,309)        (14,423)
Equity in Losses of Project
 Partnerships                                      (120,574)       (118,631)
                                                 -----------      ----------
Net Loss                                          $(140,883)     $ (133,054)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                      $(139,474)     $ (131,723)
   General Partners                                  (1,409)         (1,331)
                                                 -----------      ----------
                                                  $(140,883)     $ (133,054)
                                                 ===========      ==========
Net Loss Per Beneficial
 Assignee Certificate                           $    (25.56)    $    (24.14)

Number of Beneficial Assignee
 Certificates Outstanding                             5,456           5,456


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 4                                         -----------      ----------
Revenues:
   Interest Income                               $   10,625      $   10,483
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                 19,596          19,642
   General and Administrative-
     General Partner                                  2,209           1,297
   General and Administrative-
     Other                                            7,384           3,676
   Amortization                                         847           1,197
                                                 -----------      ----------
     Total Expenses                                  30,036          25,812
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (19,411)        (15,329)
Equity in Losses of Project
 Partnerships                                      (155,597)       (171,525)
                                                 -----------      ----------
Net Loss                                         $ (175,008)     $ (186,854)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                     $ (173,258)     $ (184,985)
   General Partners                                  (1,750)         (1,869)
                                                 -----------      ----------
                                                 $ (175,008)     $ (186,854)
                                                 ===========      ==========
Net Loss Per Beneficial
 Assignee Certificate                           $    (25.06)    $    (26.75)

Number of Beneficial Assignee
 Certificates Outstanding                             6,915           6,915


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 5                                         -----------      ----------
Revenues:
   Interest Income                               $   13,576      $   13,506
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                 24,253          24,290
   General and Administrative-
     General Partner                                  2,742           1,609
   General and Administrative-
     Other                                            9,406           4,596
   Amortization                                       3,116           3,082
                                                 -----------      ----------
     Total Expenses                                  39,517          33,577
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (25,941)        (20,071)
Equity in Losses of Project
 Partnerships                                      (250,900)       (205,049)
                                                 -----------      ----------
Net Loss                                         $ (276,841)     $ (225,480)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                     $ (274,073)     $ (223,225)
   General Partners                                  (2,768)         (2,255)
                                                 -----------      ----------
                                                 $ (276,841)     $ (225,480)
                                                 ===========      ==========
Net Loss Per Beneficial
 Assignee Certificate                           $    (31.81)    $    (25.91)

Number of Beneficial Assignee
 Certificates Outstanding                             8,616           8,616


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 6                                         -----------      ----------
Revenues:
   Interest Income                               $   12,071      $   12,348
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                 26,916          26,977
   General and Administrative-
     General Partner                                  2,895           1,699
   General and Administrative-
     Other                                            6,909           5,253
   Amortization                                       5,664           5,757
                                                 -----------      ----------
     Total Expenses                                  42,384          39,686
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (30,313)        (27,338)
Equity in Losses of Project
 Partnerships                                      (174,399)       (287,932)
                                                 -----------      ----------
Net Loss                                         $ (204,712)     $ (315,270)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                     $ (202,665)     $ (312,117)
   General Partners                                  (2,047)         (3,153)
                                                 -----------      ----------
                                                 $ (204,712)     $ (315,270)
                                                 ===========      ==========
Net Loss Per Beneficial
 Assignee Certificate                           $    (20.06)    $    (30.89)

Number of Beneficial Assignee
 Certificates Outstanding                            10,105          10,105


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                     1996            1995
TOTAL SERIES 2 - 6                               -----------      ----------
Revenues:
   Interest Income                               $   53,440     $    53,228
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                103,997         104,175
   General and Administrative-
     General Partner                                 11,273           6,605
   General and Administrative-
     Other                                           41,138          19,929
   Amortization                                      11,149          13,348
                                                 -----------      ----------
     Total Expenses                                 167,557         144,057
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                              (114,117)        (90,829)
Equity in Losses of Project
 Partnerships                                      (817,548)       (929,015)
                                                 -----------      ----------
Net Loss                                         $ (931,665)    $(1,019,844)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                     $ (922,348)    $(1,009,644)
   General Partners                                  (9,317)        (10,200)
                                                 -----------      ----------
                                                 $ (931,665)    $(1,019,844)
                                                 ===========      ==========






                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                     1996            1995
SERIES 2                                         -----------      ----------
Revenues:
   Interest Income                               $   18,436      $   18,537
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                 34,500          34,512
   General and Administrative-
     General Partner                                  3,340           3,226
   General and Administrative-
     Other                                            9,205           6,878
   Amortization                                       2,406           2,642
                                                 -----------      ----------
     Total Expenses                                  49,451          47,258

Loss Before Equity in Losses of
 Project Partnerships                               (31,015)        (28,721)
Equity in Losses of Project
 Partnerships                                      (236,730)       (307,609)
                                                 -----------      ----------
Net Loss                                         $ (267,745)     $ (336,330)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                     $ (265,068)     $ (332,967)
   General Partners                                  (2,677)         (3,363)
                                                 -----------      ----------
                                                 $ (267,745)     $ (336,330)
                                                 ===========      ==========
Net Loss Per Beneficial
 Assignee Certificate                           $    (43.20)    $    (54.26)

Number of Beneficial Assignee
 Certificates Outstanding                             6,136           6,136


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 3                                         -----------      ----------
Revenues:
   Interest Income                               $   15,679      $   15,724
                                                 -----------     ----------
Expenses:
   Asset Management Fee-
     General Partner                                 31,964          32,020
   General and Administrative-
     General Partner                                  3,493           3,354
   General and Administrative-
     Other                                           12,158           7,418
   Amortization                                         638           3,982
                                                 -----------      ----------
     Total Expenses                                  48,253          46,774
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (32,574)        (31,050)
Equity in Losses of Project
 Partnerships                                      (190,302)       (245,664)
                                                 -----------      ----------
Net Loss                                          $(222,876)     $ (276,714)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                      $(220,647)     $ (273,947)
   General Partners                                  (2,229)         (2,767)
                                                 -----------      ----------
                                                  $(222,876)     $ (276,714)
                                                 ===========      ==========
Net Loss Per Beneficial
 Assignee Certificate                           $    (40.44)    $    (50.21)

Number of Beneficial Assignee
 Certificates Outstanding                             5,456           5,456


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 4                                         -----------      ----------
Revenues:
   Interest Income                               $   20,859      $   21,377
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                 39,192          39,284
   General and Administrative-
     General Partner                                  4,403           4,252
   General and Administrative-
     Other                                            9,963           8,122
   Amortization                                       1,694           2,394
                                                 -----------      ----------
     Total Expenses                                  55,252          54,052
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (34,393)        (32,675)
Equity in Losses of Project
 Partnerships                                      (305,961)       (322,145)
                                                 -----------      ----------
Net Loss                                         $ (340,354)     $ (354,820)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                     $ (336,950)     $ (351,272)
   General Partners                                  (3,404)         (3,548)
                                                 -----------      ----------
                                                 $ (340,354)     $ (354,820)
                                                 ===========      ==========
Net Loss Per Beneficial
 Assignee Certificate                           $    (48.73)    $    (50.80)

Number of Beneficial Assignee
 Certificates Outstanding                             6,915           6,915


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 5                                         -----------      ----------
Revenues:
   Interest Income                               $   26,713      $   27,603
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                 48,506          48,580
   General and Administrative-
     General Partner                                  5,466           5,278
   General and Administrative-
     Other                                           12,399           9,867
   Amortization                                       6,232           6,164
                                                 -----------      ----------
     Total Expenses                                  72,603          69,889
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (45,890)        (42,286)
Equity in Losses of Project
 Partnerships                                      (410,071)       (347,407)
                                                 -----------      ----------
Net Loss                                         $ (455,961)     $ (389,693)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                     $ (451,401)     $ (385,796)
   General Partners                                  (4,560)         (3,897)
                                                 -----------      ----------
                                                 $ (455,961)     $ (389,693)
                                                 ===========      ==========
Net Loss Per Beneficial
 Assignee Certificate                           $    (52.39)    $    (44.78)

Number of Beneficial Assignee
 Certificates Outstanding                             8,616           8,616


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                      1996            1995
SERIES 6                                         -----------      ----------
Revenues:
   Interest Income                               $   23,987      $   24,896
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                 53,832          53,954
   General and Administrative-
     General Partner                                  5,770           5,572
   General and Administrative-
     Other                                            9,828          10,921
   Amortization                                      11,328          11,514
                                                 -----------      ----------
     Total Expenses                                  80,758          81,961
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                               (56,771)        (57,065)
Equity in Losses of Project
 Partnerships                                      (372,679)       (448,680)
                                                 -----------      ----------
Net Loss                                         $ (429,450)     $ (505,745)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                     $ (425,155)     $ (500,688)
   General Partners                                  (4,295)         (5,057)
                                                 -----------      ----------
                                                 $ (429,450)     $ (505,745)
                                                 ===========      ==========
Net Loss Per Beneficial
 Assignee Certificate                           $    (42.07)    $    (49.55)

Number of Beneficial Assignee
 Certificates Outstanding                            10,105          10,105


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                     1996            1995
TOTAL SERIES 2 - 6                               -----------      ----------
Revenues:
   Interest Income                              $   105,674     $   108,137
                                                 -----------      ----------
Expenses:
   Asset Management Fee-
     General Partner                                207,994         208,350
   General and Administrative-
     General Partner                                 22,472          21,682
   General and Administrative-
     Other                                           53,553          43,206
   Amortization                                      22,298          26,696
                                                 -----------      ----------
     Total Expenses                                 306,317         299,934
                                                 -----------      ----------
Loss Before Equity in Losses of
 Project Partnerships                              (200,643)       (191,797)
Equity in Losses of Project
 Partnerships                                    (1,515,743)     (1,671,505)
                                                 -----------      ----------
Net Loss                                        $(1,716,386)    $(1,863,302)
                                                 ===========      ==========
Allocation of Net Loss:
   Assignees                                    $(1,699,221)    $(1,844,670)
   General Partners                                 (17,165)        (18,632)
                                                 -----------      ----------
                                                $(1,716,386)    $(1,863,302)
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

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                    General
                                Assignees          Partners             Total
SERIES 2                       -----------       -----------        -----------

Balance at
 March 31, 1995               $ 2,246,516         $ (31,651)       $ 2,214,865

Net Loss                         (332,967)           (3,363)          (336,330)
                               -----------        ----------        -----------
Balance at
 September 30, 1995           $ 1,913,549         $ (35,014)       $ 1,878,535
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 1,661,075         $ (37,565)       $ 1,623,510

Net Loss                         (265,068)           (2,677)          (267,745)
                               -----------        ----------        -----------
Balance at
 September 30, 1996           $ 1,396,007         $ (40,242)       $ 1,355,765
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

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                     General
                                 Assignees          Partners           Total
SERIES 3                       -----------        ----------        -----------

Balance at
 March 31, 1995               $ 1,626,196         $ (31,872)       $ 1,594,324

Net Loss                         (273,947)           (2,767)          (276,714)
                               -----------        ----------        -----------
Balance at
 September 30, 1995           $ 1,352,249         $ (34,639)       $ 1,317,610
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 1,160,025         $ (36,581)       $ 1,123,444

Net Loss                         (220,647)           (2,229)          (222,876)
                               -----------        ----------        -----------
Balance at
 September 30, 1996           $   939,378         $ (38,810)       $   900,568
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

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                     General
                                 Assignees          Partners              Total
SERIES 4                       -----------        ----------        -----------

Balance at
 March 31, 1995               $ 3,179,350         $ (29,152)       $ 3,150,198

Net Loss                         (351,272)           (3,548)          (354,820)
                               -----------        ----------        -----------
Balance at
 September 30, 1995           $ 2,828,078         $ (32,700)       $ 2,795,378
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 2,480,767         $ (36,208)       $ 2,444,559

Net Loss                         (336,950)           (3,404)          (340,354)
                               -----------        ----------        -----------
Balance at
 September 30, 1996           $ 2,143,817         $ (39,612)       $ 2,104,205
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

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                     General
                                 Assignees          Partners            Total
SERIES 5                       -----------        ----------        -----------

Balance at
 March 31, 1995               $ 4,579,242         $ (30,132)       $ 4,549,110

Net Loss                         (385,796)           (3,897)          (389,693)
                               -----------        ----------        -----------
Balance at
 September 30, 1995           $ 4,193,446         $ (34,029)       $ 4,159,417
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 3,805,620         $ (37,946)       $ 3,767,674

Net Loss                         (451,401)           (4,560)          (455,961)
                               -----------        ----------        -----------
Balance at
 September 30, 1996           $ 3,354,219         $ (42,506)       $ 3,311,713
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

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                     General
                                 Assignees          Partners            Total
SERIES 6                       -----------        ----------        -----------

Balance at
 March 31, 1995               $ 6,153,088         $ (27,471)       $ 6,125,617

Net Loss                         (500,688)           (5,057)          (505,745)
                               -----------        ----------        -----------
Balance at
 September 30, 1995           $ 5,652,400         $ (32,528)       $ 5,619,872
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 5,340,274         $ (35,681)       $ 5,304,593

Net Loss                         (425,155)           (4,295)          (429,450)
                               -----------        ----------        -----------
Balance at
 September 30, 1996           $ 4,915,119         $ (39,976)       $ 4,875,143
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

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                     General
                                 Assignees          Partners            Total
TOTAL SERIES 2 - 6             -----------        ----------        -----------

Balance at
 March 31, 1995               $17,784,392        $ (150,278)       $17,634,114

Net Loss                       (1,844,670)          (18,632)        (1,863,302)
                               -----------        ----------        -----------
Balance at
 September 30, 1995           $15,939,722        $ (168,910)       $15,770,812
                               ===========        ==========        ===========
Balance at
 March 31, 1996               $14,447,761        $ (183,981)       $14,263,780

Net Loss                       (1,699,221)          (17,165)        (1,716,386)
                               -----------        ----------        -----------
Balance at
 September 30, 1996           $12,748,540        $ (201,146)       $12,547,394
                               ===========        ==========        ===========




                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                           1996          1995
SERIES 2                                              -----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                           $ (267,745)   $ (336,330)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          2,406         2,642
     Accreted Interest Income
      on Investments in Securities                       (14,183)      (14,307)
     Equity in Losses of
      Project Partnerships                               236,730       307,609
     Interest Income from
      Redemption of Securities                            10,359         7,238
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                    950          (152)
                                                      -----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                            (31,483)      (33,300)
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                  5,709         4,593
   Redemption of Investment
     in Securities                                        33,294        34,609
                                                      -----------     ---------
         Net Cash Provided by
         Investing Activities                             39,003        39,202
                                                      -----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                          7,520         5,902
Cash and Cash Equivalents at
 Beginning of Year                                       135,519       127,890
                                                      -----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $   143,039    $  133,792
                                                      ===========     =========

                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                           1996          1995
SERIES 3                                              -----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                            $(222,876)   $ (276,714)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                            638         3,982
     Accreted Interest Income
      on Investments in Securities                       (12,617)      (12,726)
     Equity in Losses of
      Project Partnerships                               190,302       245,664
     Interest Income from
      Redemption of Securities                             9,214         6,437
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                 (8,725)       (5,823)
                                                       ----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                            (44,064)      (39,180)
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                 23,757        20,900
   Redemption of Investment
     in Securities                                        29,617        30,785
                                                       ----------     ---------
         Net Cash Provided by
         Investing Activities                             53,374        51,685
                                                       ----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                          9,310        12,505
Cash and Cash Equivalents at
 Beginning of Year                                        97,988        83,648
                                                       ----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $   107,298    $   96,153
                                                       ==========     =========


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                           1996          1995
SERIES 4                                               ----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                           $ (340,354)   $ (354,820)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          1,694         2,394
     Accreted Interest Income
      on Investments in Securities                       (15,983)      (16,123)
     Equity in Losses of
      Project Partnerships                               305,961       322,145
     Interest Income from
      Redemption of Securities                            11,674         8,156
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                 (4,885)       (3,489)
                                                       ----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                            (41,893)      (41,737)
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                 10,900         9,580
   Redemption of Investment
     in Securities                                        37,522        39,001
                                                       ----------     ---------
         Net Cash Provided by
         Investing Activities                             48,422        48,581
                                                       ----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                          6,529         6,844
Cash and Cash Equivalents at
 Beginning of Year                                       178,506       168,651
                                                       ----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $   185,035    $  175,495
                                                       ==========     =========


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                           1996          1995
SERIES 5                                               ----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                           $ (455,961)   $ (389,693)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          6,232         6,164
     Accreted Interest Income
      on Investments in Securities                       (19,921)      (20,095)
     Equity in Losses of
      Project Partnerships                               410,071       347,407
     Interest Income from
      Redemption of Securities                            14,550        10,166
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                (12,416)      (17,263)
                                                       ----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                            (57,445)      (63,314)
                                                       ==========     =========
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                  6,462         9,517
   Redemption of Investment
     in Securities                                        46,767        48,609
                                                       ----------     ---------
         Net Cash Provided by
         Investing Activities                             53,229        58,126
                                                       ----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                         (4,216)       (5,188)
Cash and Cash Equivalents at
 Beginning of Year                                       257,549       249,065
                                                       ----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $   253,333    $  243,877
                                                       ----------     ---------


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                           1996          1995
SERIES 6                                               ----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                           $ (429,450)   $ (505,745)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                         11,328        11,514
     Accreted Interest Income
      on Investments in Securities                       (15,170)      (15,133)
     Equity in Losses of
      Project Partnerships                               372,679       448,680
     Interest Income from
      Redemption of Securities                                 0             0
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                   (505)        2,669
                                                       ----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                            (61,118)      (50,015)
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                 12,984         7,858
   Redemption of Investment
     in Securities                                             0             0
                                                       ----------     ---------
         Net Cash Provided by
         Investing Activities                             12,984         7,858
                                                       ----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                        (48,134)      (50,157)
Cash and Cash Equivalents at
 Beginning of Year                                       388,991       384,578
                                                       ----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $   340,857    $  334,421
                                                       ==========     =========


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995:


                                                           1996          1995
TOTAL SERIES 2 - 6                                     ----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                          $(1,716,386)  $(1,863,302)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                         22,298        26,696
     Accreted Interest Income
      on Investments in Securities                       (77,874)      (78,384)
     Equity in Losses of
      Project Partnerships                             1,515,743     1,671,505
     Interest Income from
      Redemption of Securities                            45,797        31,997
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                (25,581)      (24,058)
                                                       ----------     ---------
         Net Cash Provided by (Used in)
         Operating Activities                           (236,003)     (235,546)
                                                       ----------     ---------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                 59,812        52,448
   Redemption of Investment
     in Securities                                       147,200       153,004
                                                       ----------     ---------
         Net Cash Provided by
         Investing Activities                            207,012       205,452
                                                       ----------     ---------
Increase (Decrease) in Cash and
 Cash Equivalents                                        (28,991)      (30,094)
Cash and Cash Equivalents at
 Beginning of Year                                     1,058,553     1,013,832
                                                       ----------     ---------
Cash and Cash Equivalents at
 End of Year                                         $ 1,029,562   $   983,738
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

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                   NOTES TO FINANCIAL STATEMENTS
                                            (Unaudited)

                                        September 30, 1996

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.
Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 1996, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for
Series 2, 3, 4, 5 and 6, respectively had been issued as of September 30, 1996. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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


NOTE 3 - INVESTMENT IN SECURITIES:

  The September 30, 1996 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $112,259 for Series 2, $99,852 for Series 3, $126,502 for Series 4, $157,669
for Series 5 and $108,151 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account
with Raymond James and Associates, Inc.   A separate accounting is
maintained for each series' share of the investments.

                                Estimated        Cost Plus     Gross Unrealized
                                  Market          Accreted          Gains and
                                  Value           Interest            (Losses)
                                 ---------         ---------          ---------
Series 2                         $ 395,794          $377,923          $  17,871
Series 3                           351,935           336,154             15,781
Series 4                           446,042           425,873             20,169
Series 5                           555,762           530,796             24,966
Series 6                           477,348           469,241              8,107

   As of September 30, 1996, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 2          Series 3           Series 4
                                 ---------         ---------          ---------
Due within 1 year                $  44,210         $  39,324          $  49,819
After 1 year
 through 5 years                   162,671           144,691            183,307
After 5 years
 through 10 years                  171,042           152,139            192,747
After 10 years                           0                 0                  0
                                 ---------         ---------          ---------
  Total Amount Carried on
    Balance Sheet                $ 377,923         $ 336,154          $ 425,873
                                 =========         =========          =========

                                  Series 5          Series 6              Total
                                 ---------         ---------          ---------
Due within 1 year                $  62,093         $  44,245         $  239,691
After 1 year
 through 5 years                   228,471           177,623            896,763
After 5 years
 through 10 years                  240,232           208,859            965,019
After 10 years                           0            38,514             38,514
                                 ---------         ---------          ---------
  Total Amount Carried on
    Balance Sheet                $ 530,796         $ 469,241         $2,139,987
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

  For the six months ended September 30, 1996 and 1995 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                                               1996           1995
                                            ---------      ---------
  Series 2                                   $ 34,500     $   34,512
  Series 3                                     31,964         32,020
  Series 4                                     39,192         39,284
  Series 5                                     48,506         48,580
  Series 6                                     53,832         53,954
                                            ---------      ---------
  Total                                      $207,994      $ 208,350
                                            =========      =========

  General and Administrative Expenses - The Managing General
Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
                                               1996           1995
                                            ---------      ---------
  Series 2                                   $  3,340     $    3,226
  Series 3                                      3,493          3,354
  Series 4                                      4,403          4,252
  Series 5                                      5,466          5,278
  Series 6                                      5,770          5,572
                                            ---------      ---------
  Total                                      $ 22,472      $  21,682
                                            =========      =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

  As of September 30, 1996, the Partnership had acquired an interest in 22 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                        SEPTEMBER 30,      MARCH 31,
                                               1996          1996
SERIES 2                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $  4,524,678   $  4,524,678

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                     36,775         33,815

Cumulative equity in losses of
Project Partnerships (2)                  (3,731,926)    (3,495,196)

Cumulative distributions received
from Project Partnerships                    (50,833)       (45,124)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              390,838        390,838
  Accumulated amortization of
  acquisition fees and expenses              (63,453)       (58,088)
                                           ----------     ----------

Investments in
 Project Partnerships                     $1,106,079     $1,350,923
                                           ==========     ==========

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1996 and March 31, 1996 these excess costs were $205,718.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $47,771 for the period ended September 30, 1996 and cumulative suspended losses of $25,114 for the year ended March 31, 1996 are not included.

  As of September 30, 1996, the Partnership had acquired an interest in 23 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:


                                        SEPTEMBER 30,      MARCH 31,
                                               1996          1996
SERIES 3                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $  3,888,713   $  3,888,713

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                     37,659         33,947

Cumulative equity in losses of
Project Partnerships (2)                  (3,528,062)    (3,337,760)

Cumulative distributions received
from Project Partnerships                   (134,497)      (110,740)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              491,746        491,746
  Accumulated amortization of
  acquisition fees and expenses              (68,592)       (64,243)
                                           ----------     ----------

Investments in
 Project Partnerships                     $  686,967     $  901,663
                                           ==========     ==========

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1996 and March 31, 1996 these excess costs were $213,147.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $315,177 for the period ended September 30, 1996 and cumulative suspended losses of $226,112 for the year ended March 31, 1996 are not included.

  As of September 30, 1996, the Partnership had acquired an interest in 29 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                        SEPTEMBER 30,      MARCH 31,
                                               1996          1996
SERIES 4                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $  4,952,519   $  4,952,519

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                     66,592         60,437

Cumulative equity in losses of
Project Partnerships (2)                  (3,674,164)    (3,368,203)

Cumulative distributions received
from Project Partnerships                    (70,183)       (59,283)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              562,967        562,967
  Accumulated amortization of
  acquisition fees and expenses              (82,776)       (74,927)
                                           ----------     ----------
Investments in
 Project Partnerships                     $1,754,955     $2,073,510
                                           ==========     ==========

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1996 and March 31, 1996 these excess costs were $430,637.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $25,570 for the period ended September 30, 1996 and cumulative suspended losses of $11,440 for the year ended March 31, 1996 are not included.

  As of September 30, 1996, the Partnership had acquired an interest in 36 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                        SEPTEMBER 30,      MARCH 31,
                                               1996          1996
SERIES 5                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $  6,164,472   $  6,164,472

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                     30,084         27,015

Cumulative equity in losses of
Project Partnerships (2)                  (3,876,734)    (3,466,663)

Cumulative distributions received
from Project Partnerships                    (91,333)       (84,871)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              650,837        650,837
  Accumulated amortization of
  acquisition fees and expenses              (88,224)       (78,922)
                                           ----------     ----------

Investments in
 Project Partnerships                     $2,789,102     $3,211,868
                                           ==========     ==========

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1996 and March 31, 1996 these excess costs were $214,636.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended September 30, 1996 and cumulative suspended losses of $0 for the year ended March 31, 1996 are not included.

  As of September 30, 1996, the Partnership had acquired an interest in 38 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                        SEPTEMBER 30,      MARCH 31,
                                               1996          1996
SERIES 6                                   ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $  7,462,215   $  7,462,215

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                     (2,551)        (2,253)

Cumulative equity in losses of
Project Partnerships (2)                  (3,700,265)    (3,327,586)

Cumulative distributions received
from Project Partnerships                    (76,416)       (63,432)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses              785,179        785,179
  Accumulated amortization of
  acquisition fees and expenses              (95,529)       (84,498)
                                           ----------     ----------

Investments in
 Project Partnerships                     $4,372,633     $4,769,625
                                           ==========     ==========

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1996 and March 31, 1996 these excess costs were ($20,841).
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $27,340 for the period ended September 30, 1996 and cumulative suspended losses of $11,517 for the year ended March 31, 1996 are not included.

  The following is a summary of Investments in Project
Partnerships:


                                        SEPTEMBER 30,      MARCH 31,
                                               1996          1996
TOTAL SERIES 2 - 6                         ----------     ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                   $ 26,992,597   $ 26,992,597

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                    168,559        152,961

Cumulative equity in losses of
Project Partnerships                     (18,511,151)   (16,995,408)

Cumulative distributions received
from Project Partnerships                   (423,262)      (363,450)

Excess of investment cost over the
underlying assets acquired:
  Acquisition fees and expenses            2,881,567      2,881,567
  Accumulated amortization of
  acquisition fees and expenses             (398,574)      (360,678)
                                           ----------     ----------

Investments in
 Project Partnerships                    $10,709,736    $12,307,589
                                           ==========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:

                                               1996           1995
SERIES 2                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   1,583,447   $  1,358,204
  Investment properties, net              22,950,706     23,882,128
  Other assets                                 2,377          4,100
                                          -----------     ----------
    Total assets                       $  24,536,530   $ 25,244,432
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $     423,058   $    528,099
  Long-term debt                          23,290,759     23,311,584
                                          -----------     ----------
    Total liabilities                     23,713,817     23,839,683

Partners' Equity
  Limited Partner                            733,799      1,217,840
  General Partners                            88,914        186,909
                                          -----------     ----------
                                             822,713      1,404,749
     Total liabilities and
    partners' equity                   $  24,536,530   $ 25,244,432
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $   1,287,603   $  1,306,214
Expenses:
  Operating expenses                         656,094        606,872
  Interest expense                           414,340        523,895
  Depreciation and amortization              479,176        486,163
                                          -----------     ----------
    Total expenses                         1,549,610      1,616,930

      Net loss                          $   (262,007)  $   (310,716)
                                          ===========     ==========
  Other partners' share
    of net loss                         $     (2,620)  $     (3,107)

  Partnership's share of net loss       $   (259,387)  $   (307,609)
    Suspended loss                            22,657              0
                                          -----------     ----------
  Equity in Loss of
      Project Partnerships               $  (236,730)  $   (307,609)
                                          ===========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:


                                               1996           1995
SERIES 3                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   1,966,829   $  1,823,987
  Investment properties, net              20,223,468     21,110,327
  Other assets                               233,517        240,719
                                          -----------     ----------
    Total assets                       $  22,423,814   $ 23,175,033
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $     492,234   $    539,321
  Long-term debt                          21,871,583     21,930,524
                                          -----------     ----------
    Total liabilities                     22,363,817     22,469,845

Partners' Equity
  Limited Partner                           (304,933)       355,958
  General Partners                           364,930        349,230
                                          -----------     ----------
                                              59,997        705,188
     Total liabilities and
    partners' equity                   $  22,423,814   $ 23,175,033
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $   1,217,433   $  1,428,864
Expenses:
  Operating expenses                         744,049        689,478
  Interest expense                           292,418        549,651
  Depreciation and amortization              463,155        460,495
                                          -----------     ----------
    Total expenses                         1,499,622      1 699,624

      Net loss                          $   (282,189)  $   (270,760)
                                          ===========     ==========
  Other partners' share
    of net loss                         $     (2,822)  $     (2,708)

  Partnership's share of net loss       $   (279,367)  $   (268,052)
    Suspended loss                            89,065         22,388
                                          -----------     ----------
  Equity in Loss of
      Project Partnerships              $   (190,302)  $   (245,664)
                                          ===========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:


                                               1996           1995
SERIES 4                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   1,936,500   $  1,850,292
  Investment properties, net              26,784,353     27,767,973
  Other assets                                22,385         12,101
                                          -----------     ----------
    Total assets                       $  28,743,238   $ 29,630,366
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $     589,582   $    676,123
  Long-term debt                          26,641,940     26,695,204
                                          -----------     ----------
    Total liabilities                     27,231,522     27,371,327

Partners' Equity
  Limited Partner                          1,227,606      1,901,921
  General Partners                           284,110        357,118
                                          -----------    ----------
                                           1,511,716      2,259,039
     Total liabilities and
    partners' equity                   $  28,743,238   $ 29,630,366
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $   1,568,591   $  1,658,707
Expenses:
  Operating expenses                         903,525        829,997
  Interest expense                           459,990        617,874
  Depreciation and amortization              528,400        536,235
                                          -----------     ----------
    Total expenses                         1,891,915      1,984,106

      Net loss                         $    (323,324)  $   (325,399)
                                          ===========     ==========
  Other partners' share
    of net loss                        $      (3,233)  $     (3,254)

  Partnership's share of net loss      $    (320,091)  $   (322,145)
    Suspended loss                            14,130              0
                                          -----------     ----------
  Equity in Loss of
      Project Partnerships             $    (305,961)  $   (322,145)
                                          ===========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:


                                               1996           1995
SERIES 5                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   2,463,229   $  2,201,359
  Investment properties, net              33,612,772     34,811,384
  Other assets                                 2,123         14,927
                                         ------------     ----------
    Total assets                       $  36,078,124   $ 37,027,670
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $     807,295   $    903,208
  Long-term debt                          32,945,488     33,030,447
                                          -----------     ----------
    Total liabilities                     33,752,783     33,933,655

Partners' Equity
  Limited Partner                          2,321,219      3,060,860
  General Partners                             4,122         33,155
                                          -----------     ----------
                                           2,325,341      3,094,015
     Total liabilities and
    partners' equity                   $  36,078,124   $ 37,027,670
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $   1,761,025   $  1,799,716
Expenses:
  Operating expenses                       1,074,848        921,271
  Interest expense                           403,404        533,087
  Depreciation and amortization              696,986        696,274
                                          -----------     ----------
    Total expenses                         2,175,238      2,150,632

      Net loss                          $   (414,213)  $   (350,916)
                                          ===========     ==========
  Other partners' share
    of net loss                         $     (4,142)  $     (3,509)

  Partnership's share of net loss       $   (410,071)  $   (347,407)
    Suspended loss                                 0              0
                                          -----------    -----------
  Equity in Loss of
      Project Partnerships              $   (410,071)  $   (347,407)
                                          ===========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:


                                               1996           1995
SERIES 6                                  -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $   2,611,371   $  2,300,313
  Investment properties, net              37,716,660     39,110,793
  Other assets                                23,382         38,804
                                          -----------     ----------
    Total assets                       $  40,351,413   $ 41,449,910
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $     928,080   $  1,065,016
  Long-term debt                          35,827,365     36,047,889
                                          -----------     ----------
    Total liabilities                     36,755,445     37,112,915

Partners' Equity
  Limited Partner                          3,708,349      4,395,528
  General Partners                          (112,381)       (58,533)
                                          -----------     ----------
                                           3,595,968      4,336,995
     Total liabilities and
    partners' equity                   $  40,351,413   $ 41,449,910
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $   1,973,212   $  2,023,802
Expenses:
  Operating expenses                       1,093,105        982,071
  Interest expense                           499,641        707,735
  Depreciation and amortization              772,892        787,208
                                          -----------     ----------
    Total expenses                         2,365,638      2,477,014

      Net loss                          $   (392,426)  $   (453,212)
                                          ===========     ==========
  Other partners' share
    of net loss                         $     (3,924)  $     (4,532)

  Partnership's share of net loss       $   (388,502)  $   (448,680)
    Suspended loss                            15,823              0
                                          -----------     ----------
  Equity in Loss of
      Project Partnerships              $   (372,679)  $   (448,680)
                                          ===========     ==========

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Project Partnerships as of June 30 of each year:


                                               1996           1995
TOTAL SERIES 2 - 6                        -----------     ----------
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                       $  10,561,376   $  9,534,155
  Investment properties, net             141,287,959    146,682,605
  Other assets                               283,784        310,651
                                          -----------     ----------
    Total assets                       $ 152,133,119   $156,527,411
                                          ===========     ==========
Liabilities and Partners' Equity
  Current liabilities                  $   3,240,249   $  3,711,767
  Long-term debt                         140,577,135    141,015,658
                                          -----------     ----------
    Total liabilities                    143,817,384    144,727,425

Partners' Equity
  Limited Partner                          7,686,040     10,932,107
  General Partners                           629,695        867,879
                                          -----------    -----------
                                           8,315,735     11,799,986
     Total liabilities and
    partners' equity                   $ 152,133,119   $156,527,411
                                          ===========     ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                $   7,807,864   $  8,217,303
Expenses:
  Operating expenses                       4,471,621      4,029,689
  Interest expense                         2,069,793      2,932,242
  Depreciation and amortization            2,940,609      2,966,375
                                          -----------     ----------
    Total expenses                         9,482,023      9,928,306

      Net loss                          $ (1,674,159)  $ (1,711,003)
                                          ===========     ==========
  Other partners' share
    of net loss                         $    (16,741)  $    (17,110)

  Partnership's share of net loss       $ (1,657,418)  $ (1,693,893)
    Suspended loss                           141,675         22,388
                                          -----------    ----------
  Equity in Loss of
      Project Partnerships              $ (1,515,743)  $ (1,671,505)
                                          ===========     ==========

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                        September 30, 1996

Results of Operations, Liquidity and Capital Resources

  Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

  As disclosed on the statement of operations for each Series, interest income and total expenses are comparable for the six and three months ended September 30, 1996 and 1995. There were no unusual variations in the operating results between these two periods.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships decreased from $307,609 for the six months ended September 30, 1995 to $236,730 for the six months ended September 30, 1996. This decrease was partially caused by $22,657 of losses that were suspended to prevent reducing the investment in certain Project Partnerships below zero, in accordance with the equity method of accounting. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At September 30, 1996, the Series had $143,039 of short-term investments (Cash and Cash Equivalents). It also had $377,923 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $267,745 for the six months ended September 30, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $236,730 and the changes in operating assets and liabilities, net cash used in operating activities was $31,483. Cash provided by investing activities totaled $39,003, consisting of $33,294 from matured Zero Coupon Treasuries and $5,709 in cash distributions received from the Project Partnerships. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships decreased from $245,664 for the six months ended September 30, 1995 to $190,302 for the six months ended September 30, 1996. This decrease was partially caused by $89,065 of losses that were suspended to prevent reducing the investment in certain Project Partnerships below zero, in accordance with the equity method of accounting in comparison to $22,388 for the period ended September 30, 1995. Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At September 30, 1996, the Series had $107,298 of short-term investments (Cash and Cash Equivalents). It also had $336,154 in Zero Coupon Treasuries. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $222,876 for the six months ended September 30, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $190,302 and the changes in operating assets and liabilities net cash used in operating activities was $44,064.
Cash provided by investing activities totaled $53,374, consisting of $23,757 in cash distributions received from the Project Partnerships and $29,617 from matured Zero Coupon Treasuries.
There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships were comparable for the six months ended September 30, 1995 and September 30, 1996. Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At September 30, 1996, the Series had $185,035 of short-term investments (Cash and Cash Equivalents). It also had $425,873 in Zero Coupon Treasuries. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $340,354 for the six months ended September 30, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $305,961 and the changes in operating assets and liabilities net cash used in operating activities was $41,893.
Cash provided by investing activities totaled $48,422 consisting of $37,522 from matured Zero Coupon Treasuries and $10,900 in cash distributions received from the Project Partnerships. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships increased from $347,407 for the six months ended September 30, 1995 to $410,071 for the six months ended September 30, 1996. Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At September 30, 1996, the Series had $253,333 of short-term investments (Cash and Cash Equivalents). It also had $530,796 in Zero Coupon Treasuries. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $455,961 for the six months ended September 30, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $410,071 and the changes in operating assets and liabilities net cash used in operating activities was $57,445.
Cash provided by investing activities totaled $53,229 consisting of $46,767 from matured Zero Coupon Treasuries and $6,462 in cash distributions received from the Project Partnerships. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships decreased from $448,680 for the six months ended September 30, 1995 to $372,679 for the six months ended September 30, 1996. Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At September 30, 1996, the Series had $340,857 of short-term investments (Cash and Cash Equivalents). It also had $469,241 in Zero Coupon Treasuries. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $429,450 for the six months ended September 30, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $372,679 and the changes in operating assets and liabilities net cash used in operating activities was $61,118.
Cash provided by investing activities totaled $12,984 consisting of cash distributions received from the Project Partnerships. There were no unusual events or trends to describe.

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


                                                 GATEWAY TAX CREDIT FUND II LTD.
                                                 (A Florida Limited Partnership)
                                                 By:  RJ Credit Partners, Inc.
                                                 Managing General Partner




Date:  November 13, 1996                         By:/s/ Ronald M. Diner
                                                 Ronald M. Diner
                                                 President



Date:  November 13, 1996                         By:/s/ Sandra L. Furey
                                                 Sandra L. Furey
                                                 Secretary and Treasurer