Form 10-Q
period 1996-12-31
GATEWAY TAX CREDIT FUND II LTD
filed 1997-02-12
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, DC  20549

                                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended                  December 31, 1996

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

                                YES     X                   NO

                                                            Number of Units
      Title of Each Class                                 December 31, 1996
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

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                                DECEMBER 31,       MARCH 31,
                                                   1996              1996
                                                 -----------     -----------
SERIES 2                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  139,021       $  135,519
   Investments in Securities                         44,989           43,655
                                                 -----------      ----------
     Total Current Assets                           184,010          179,174

   Investments in Securities                        340,269          363,740
   Investments in Project
          Partnerships, Net                         937,161        1,350,923
                                                 -----------      ----------
       Total Assets                              $1,461,440       $1,893,837
                                                 ===========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   42,557       $   44,607

Long-Term Liabilities:
   Payable to General Partners                      245,032          225,720

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 6,136
    at December 31, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 6,136 at
    December 31, 1996 and March 31, 1996,
    issued and outstanding                        1,215,913       1,661,075
General Partners                                    (42,062)        (37,565)
                                                 -----------      ----------
     Total Partners' Equity                       1,173,851       1,623,510
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                        $1,461,440      $1,893,837
                                                 ===========      ==========
                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                                DECEMBER 31,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 3                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  106,537       $   97,988
   Investments in Securities                         40,017           38,831
                                                 -----------      ----------
     Total Current Assets                           146,554          136,819

   Investments in Securities                        302,661          323,539
   Investments in Project
          Partnerships, Net                         651,973          901,663
                                                 -----------      ----------
       Total Assets                              $1,101,188       $1,362,021
                                                 ===========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   46,686       $   48,855

Long-Term Liabilities:
   Payable to General Partners                      198,165          189,722

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 5,456
    at December 31, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 5,456 at
    December 31, 1996 and March 31, 1996,
    issued and outstanding                          895,589       1,160,025
General Partners                                    (39,252)        (36,581)
                                                  ----------      ----------
     Total Partners' Equity                         856,337       1,123,444
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                        $1,101,188      $1,362,021
                                                 ===========      ==========
                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                                DECEMBER 31,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 4                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  181,968       $  178,506
   Investments in Securities                         50,697           49,195
                                                 -----------      ----------
     Total Current Assets                           232,665          227,701

   Investments in Securities                        383,442          409,891
   Investments in Project
          Partnerships, Net                       1,634,239        2,073,510
                                                 -----------      ----------
       Total Assets                              $2,250,346       $2,711,102
                                                 ===========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   51,311       $   53,905

Long-Term Liabilities:
   Payable to General Partners                      228,724          212,638

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 6,915
    at December 31, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 6,915 at
    December 31, 1996 and March 31, 1996,
    issued and outstanding                        2,011,261       2,480,767
General Partners                                    (40,950)        (36,208)
                                                 -----------      ----------
     Total Partners' Equity                       1,970,311       2,444,559
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                        $2,250,346      $2,711,102
                                                 ===========      ==========
                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                                DECEMBER 31,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 5                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  251,299       $  257,549
   Investments in Securities                         63,188           61,314
                                                 -----------      ----------
     Total Current Assets                           314,487          318,863

   Investments in Securities                        477,909          510,876
   Investments in Project
          Partnerships, Net                       2,612,878        3,211,868
                                                 -----------      ----------
       Total Assets                              $3,405,274       $4,041,607
                                                 ===========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   69,024       $   72,085

Long-Term Liabilities:
   Payable to General Partners                      215,253          201,848

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 8,616
    at December 31, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 8,616 at
    December 31, 1996 and March 31, 1996,
    issued and outstanding                        3,165,410       3,805,620
General Partners                                    (44,413)        (37,946)
                                                 -----------      ----------
     Total Partners' Equity                       3,120,997       3,767,674
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                        $3,405,274      $4,041,607
                                                 ===========      ==========
                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                                DECEMBER 31,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
SERIES 6                                         (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  339,902       $  388,991
   Investments in Securities                         44,822           43,120
                                                 -----------      ----------
     Total Current Assets                           384,724          432,111

   Investments in Securities                        432,238          410,950
   Investments in Project
          Partnerships, Net                       4,175,389        4,769,625
                                                 -----------      ----------
       Total Assets                              $4,992,351       $5,612,686
                                                 ===========      ==========


LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   64,371       $   67,831

Long-Term Liabilities:
   Payable to General Partners                      268,525          240,262

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 10,105
    at December 31, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 10,105 at
    December 31, 1996 and March 31, 1996,
    issued and outstanding                        4,701,587       5,340,274
General Partners                                    (42,132)        (35,681)
                                                 -----------      ----------
     Total Partners' Equity                       4,659,455       5,304,593
                                                 -----------      ----------
       Total Liabilities and
          Partners Equity                        $4,992,351      $5,612,686
                                                 ===========      ==========
                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                          BALANCE SHEETS
                                                DECEMBER 31,       MARCH 31,
                                                    1996             1996
                                                 -----------      ----------
TOTAL SERIES 2 - 6                               (Unaudited)       (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                    $ 1,018,727     $ 1,058,553
   Investments in Securities                        243,713         236,115
                                                 -----------     -----------
     Total Current Assets                         1,262,440       1,294,668

   Investments in Securities                      1,936,519       2,018,996
   Investments in Project
          Partnerships, Net                      10,011,640      12,307,589
                                                 -----------     -----------
       Total Assets                             $13,210,599     $15,621,253
                                                 ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                  $   273,949     $   287,283

Long-Term Liabilities:
   Payable to General Partners                    1,155,699       1,070,190

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at December 31, 1996 and March 31, 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    December 31, 1996 and March 31, 1996,
    issued and outstanding                       11,989,760      14,447,761
General Partners                                   (208,809)       (183,981)
                                                 -----------     -----------
     Total Partners' Equity                      11,780,951      14,263,780
                                                 -----------     -----------
       Total Liabilities and
          Partners Equity                       $13,210,599     $15,621,253
                                                 ===========     ===========
                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                     1996            1995
SERIES 2                                         -----------      ----------
Revenues:
   Interest Income                               $    9,035      $    9,039
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 17,250          17,256
   General and Administrative-
     General Partner                                  1,666           1,692
   General and Administrative-
     Other                                            1,582             947
   Amortization                                       1,203           1,321
                                                 -----------     -----------
     Total Expenses                                  21,701          21,216

Loss Before Equity in Losses of
 Project Partnerships                               (12,666)        (12,177)
Equity in Losses of Project
 Partnerships                                      (169,248)       (129,737)
                                                 -----------     -----------
Net Loss                                         $ (181,914)     $ (141,914)
                                                 ===========     ===========
Allocation of Net Loss:
   Assignees                                     $ (180,094)     $ (140,495)
   General Partners                                  (1,820)         (1,419)
                                                 -----------     -----------
                                                 $ (181,914)     $ (141,914)
                                                 ===========     ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (29.35)     $   (22.90)

Number of Beneficial Assignee
 Certificates Outstanding                             6,136           6,136


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 3                                         -----------      ----------
Revenues:
   Interest Income                               $    7,823      $    7,748
                                                 -----------     ----------
Expenses:
   Asset Management Fee-
     General Partner                                 15,982          16,010
   General and Administrative-
     General Partner                                  1,742           1,770
   General and Administrative-
     Other                                            2,136           1,196
   Amortization                                         319           1,991
                                                 -----------     -----------
     Total Expenses                                  20,179          20,967
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (12,356)        (13,219)
Equity in Losses of Project
 Partnerships                                       (31,875)       (138,204)
                                                 -----------     -----------
Net Loss                                         $  (44,231)     $ (151,423)
                                                 ===========     ===========
Allocation of Net Loss:
   Assignees                                     $  (43,789)     $ (149,909)
   General Partners                                    (442)         (1,514)
                                                 -----------     -----------
                                                 $  (44,231)     $ (151,423)
                                                 ===========     ===========
Net Loss Per Beneficial
 Assignee Certificate                            $    (8.03)     $   (27.48)

Number of Beneficial Assignee
 Certificates Outstanding                             5,456           5,456


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 4                                         -----------      ----------
Revenues:
   Interest Income                               $   10,465      $   10,490
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 19,596          19,642
   General and Administrative-
     General Partner                                  2,196           2,231
   General and Administrative-
     Other                                            1,851           1,275
   Amortization                                         847           1,197
                                                 -----------     -----------
     Total Expenses                                  24,490          24,345
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (14,025)        (13,855)
Equity in Losses of Project
 Partnerships                                      (119,869)       (133,499)
                                                 -----------     -----------
Net Loss                                         $ (133,894)     $ (147,354)
                                                 ===========     ===========
Allocation of Net Loss:
   Assignees                                     $ (132,556)     $ (145,880)
   General Partners                                  (1,338)         (1,474)
                                                 -----------     -----------
                                                 $ (133,894)     $ (147,354)
                                                 ===========     ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (19.17)     $   (21.10)

Number of Beneficial Assignee
 Certificates Outstanding                             6,915           6,915


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 5                                         -----------      ----------
Revenues:
   Interest Income                               $   13,331      $   13,389
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 24,253          24,290
   General and Administrative-
     General Partner                                  2,726           2,770
   General and Administrative-
     Other                                            2,260           1,458
   Amortization                                       3,116           3,082
                                                 -----------     -----------
     Total Expenses                                  32,355          31,600
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (19,024)        (18,211)
Equity in Losses of Project
 Partnerships                                      (171,692)       (177,128)
                                                 -----------     -----------
Net Loss                                         $ (190,716)     $ (195,339)
                                                 ===========     ===========
Allocation of Net Loss:
   Assignees                                     $ (188,809)     $ (193,386)
   General Partners                                  (1,907)         (1,953)
                                                 -----------     -----------
                                                 $ (190,716)     $ (195,339)
                                                 ===========     ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (21.91)     $   (22.44)

Number of Beneficial Assignee
 Certificates Outstanding                             8,616           8,616


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 6                                         -----------      ----------
Revenues:
   Interest Income                               $   11,892      $   11,953
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 26,916          26,977
   General and Administrative-
     General Partner                                  2,877           2,923
   General and Administrative-
     Other                                            2,119           1,527
   Amortization                                       5,664           5,757
                                                 -----------     -----------
     Total Expenses                                  37,576          37,184
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (25,684)        (25,231)
Equity in Losses of Project
 Partnerships                                      (190,004)       (239,594)
                                                 -----------     -----------
Net Loss                                         $ (215,688)     $ (264,825)
                                                 ===========     ===========
Allocation of Net Loss:
   Assignees                                     $ (213,532)     $ (262,117)
   General Partners                                  (2,156)         (2,648)
                                                 -----------     -----------
                                                 $ (215,688)     $ (264,825)
                                                 ===========     ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (21.13)     $   (25.95)

Number of Beneficial Assignee
 Certificates Outstanding                            10,105          10,105


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                      FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                     1996            1995
TOTAL SERIES 2 - 6                               -----------      ----------
Revenues:
   Interest Income                               $   52,546     $    52,619
                                                 -----------    ------------
Expenses:
   Asset Management Fee-
     General Partner                                103,997         104,175
   General and Administrative-
     General Partner                                 11,207          11,386
   General and Administrative-
     Other                                            9,948           6,403
   Amortization                                      11,149          13,348
                                                 -----------    ------------
     Total Expenses                                 136,301         135,312
                                                 -----------    ------------
Loss Before Equity in Losses of
 Project Partnerships                               (83,755)        (82,693)
Equity in Losses of Project
 Partnerships                                      (682,688)       (818,162)
                                                 -----------    ------------
Net Loss                                         $ (766,443)    $  (900,855)
                                                 ===========    ============
Allocation of Net Loss:
   Assignees                                     $ (758,780)    $  (891,847)
   General Partners                                  (7,663)         (9,008)
                                                 -----------    ------------
                                                 $ (766,443)    $  (900,855)
                                                 ===========    ============






                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                     1996            1995
SERIES 2                                         -----------     -----------
Revenues:
   Interest Income                               $   27,471      $   27,576
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 51,750          51,768
   General and Administrative-
     General Partner                                  5,006           4,918
   General and Administrative-
     Other                                           10,787           7,825
   Amortization                                       3,609           3,963
                                                 -----------     -----------
     Total Expenses                                  71,152          68,474

Loss Before Equity in Losses of
 Project Partnerships                               (43,681)        (40,898)
Equity in Losses of Project
 Partnerships                                      (405,978)       (437,346)
                                                 -----------     -----------
Net Loss                                         $ (449,659)     $ (478,244)
                                                 ===========     ===========
Allocation of Net Loss:
   Assignees                                     $ (445,162)     $ (473,462)
   General Partners                                  (4,497)         (4,782)
                                                 -----------     -----------
                                                 $ (449,659)     $ (478,244)
                                                 ===========     ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (72.55)     $   (77.16)

Number of Beneficial Assignee
 Certificates Outstanding                             6,136           6,136


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 3                                         -----------      ----------
Revenues:
   Interest Income                               $   23,502      $   23,472
                                                 -----------     ----------
Expenses:
   Asset Management Fee-
     General Partner                                 47,946          48,030
   General and Administrative-
     General Partner                                  5,235           5,124
   General and Administrative-
     Other                                           14,294           8,614
   Amortization                                         957           5,973
                                                 -----------     -----------
     Total Expenses                                  68,432          67,741
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (44,930)        (44,269)
Equity in Losses of Project
 Partnerships                                      (222,177)       (383,868)
                                                 -----------     -----------
Net Loss                                         $ (267,107)     $ (428,137)
                                                 ===========     ===========
Allocation of Net Loss:
   Assignees                                     $ (264,436)     $ (423,856)
   General Partners                                  (2,671)         (4,281)
                                                 -----------     -----------
                                                 $ (267,107)     $ (428,137)
                                                 ===========     ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (48.47)     $   (77.69)

Number of Beneficial Assignee
 Certificates Outstanding                             5,456           5,456


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 4                                         -----------      ----------
Revenues:
   Interest Income                               $   31,324      $   31,867
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 58,788          58,926
   General and Administrative-
     General Partner                                  6,599           6,483
   General and Administrative-
     Other                                           11,814           9,397
   Amortization                                       2,541           3,591
                                                 -----------     -----------
     Total Expenses                                  79,742          78,397
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (48,418)        (46,530)
Equity in Losses of Project
 Partnerships                                      (425,830)       (455,644)
                                                 -----------     -----------
Net Loss                                         $ (474,248)     $ (502,174)
                                                 ===========     ===========
Allocation of Net Loss:
   Assignees                                     $ (469,506)     $ (497,152)
   General Partners                                  (4,742)         (5,022)
                                                 -----------     -----------
                                                 $ (474,248)     $ (502,174)
                                                 ===========     ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (67.90)     $   (71.89)

Number of Beneficial Assignee
 Certificates Outstanding                             6,915           6,915


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 5                                         -----------      ----------
Revenues:
   Interest Income                               $   40,044      $   40,992
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 72,759          72,870
   General and Administrative-
     General Partner                                  8,192           8,048
   General and Administrative-
     Other                                           14,659          11,325
   Amortization                                       9,348           9,246
                                                 -----------     -----------
     Total Expenses                                 104,958         101,489
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (64,914)        (60,497)
Equity in Losses of Project
 Partnerships                                      (581,763)       (524,535)
                                                 -----------     -----------
Net Loss                                         $ (646,677)     $ (585,032)
                                                 ===========     ===========
Allocation of Net Loss:
   Assignees                                     $ (640,210)     $ (579,182)
   General Partners                                  (6,467)         (5,850)
                                                 -----------     -----------
                                                 $ (646,677)     $ (585,032)
                                                 ===========     ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (74.30)     $   (67.22)

Number of Beneficial Assignee
 Certificates Outstanding                             8,616           8,616


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                      1996            1995
SERIES 6                                         -----------      ----------
Revenues:
   Interest Income                               $   35,879      $   36,847
                                                 -----------     -----------
Expenses:
   Asset Management Fee-
     General Partner                                 80,748          80,931
   General and Administrative-
     General Partner                                  8,647           8,495
   General and Administrative-
     Other                                           11,947          12,448
   Amortization                                      16,992          17,271
                                                 -----------     -----------
     Total Expenses                                 118,334         119,145
                                                 -----------     -----------
Loss Before Equity in Losses of
 Project Partnerships                               (82,455)        (82,296)
Equity in Losses of Project
 Partnerships                                      (562,683)       (688,274)
                                                 -----------     -----------
Net Loss                                         $ (645,138)     $ (770,570)
                                                 ===========     ===========
Allocation of Net Loss:
   Assignees                                     $ (638,687)     $ (762,864)
   General Partners                                  (6,451)         (7,706)
                                                 -----------     -----------
                                                 $ (645,138)     $ (770,570)
                                                 ===========     ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (63.21)     $   (75.49)

Number of Beneficial Assignee
 Certificates Outstanding                            10,105          10,105


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                     1996            1995
TOTAL SERIES 2 - 6                               -----------      ----------
Revenues:
   Interest Income                              $   158,220     $   160,756
                                                ------------    ------------
Expenses:
   Asset Management Fee-
     General Partner                                311,991         312,525
   General and Administrative-
     General Partner                                 33,679          33,068
   General and Administrative-
     Other                                           63,501          49,609
   Amortization                                      33,447          40,044
                                                ------------    ------------
     Total Expenses                                 442,618         435,246
                                                ------------    ------------
Loss Before Equity in Losses of
 Project Partnerships                              (284,398)       (274,490)
Equity in Losses of Project
 Partnerships                                    (2,198,431)     (2,489,667)
                                                ------------    ------------
Net Loss                                        $(2,482,829)    $(2,764,157)
                                                ============    ============
Allocation of Net Loss:
   Assignees                                    $(2,458,001)    $(2,736,516)
   General Partners                                 (24,828)        (27,641)
                                                ------------    ------------
                                                $(2,482,829)    $(2,764,157)
                                                ============    ============






                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                    General
                                Assignees          Partners             Total
SERIES 2                       -----------       -----------        -----------

Balance at
 March 31, 1995               $ 2,246,516         $ (31,651)       $ 2,214,865

Net Loss                         (473,462)           (4,782)          (478,244)
                               -----------        ----------        -----------
Balance at
 December 31, 1995            $ 1,773,054         $ (36,433)       $ 1,736,621
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 1,661,075         $ (37,565)       $ 1,623,510

Net Loss                         (445,162)           (4,497)          (449,659)
                               -----------        ----------        -----------
Balance at
 December 31, 1996            $ 1,215,913         $ (42,062)       $ 1,173,851
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

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                     General
                                 Assignees          Partners           Total
SERIES 3                       -----------        ----------        -----------

Balance at
 March 31, 1995               $ 1,626,196         $ (31,872)       $ 1,594,324

Net Loss                         (423,856)           (4,281)          (428,137)
                               -----------        ----------        -----------
Balance at
 December 31, 1995            $ 1,202,340         $ (36,153)       $ 1,166,187
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 1,160,025         $ (36,581)       $ 1,123,444

Net Loss                         (264,436)           (2,671)          (267,107)
                               -----------        ----------        -----------
Balance at
 December 31, 1996            $   895,589         $ (39,252)       $   856,337
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

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                     General
                                 Assignees          Partners              Total
SERIES 4                       -----------        ----------        -----------

Balance at
 March 31, 1995               $ 3,179,350         $ (29,152)       $ 3,150,198

Net Loss                         (497,152)           (5,022)          (502,174)
                               -----------        ----------        -----------
Balance at
 December 31, 1995            $ 2,682,198         $ (34,174)       $ 2,648,024
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 2,480,767         $ (36,208)       $ 2,444,559

Net Loss                         (469,506)           (4,742)          (474,248)
                               -----------        ----------        -----------
Balance at
 December 31, 1996            $ 2,011,261         $ (40,950)       $ 1,970,311
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

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                     General
                                 Assignees          Partners            Total
SERIES 5                       -----------        ----------        -----------

Balance at
 March 31, 1995               $ 4,579,242         $ (30,132)       $ 4,549,110

Net Loss                         (579,182)           (5,850)          (585,032)
                               -----------        ----------        -----------
Balance at
 December 31, 1995            $ 4,000,060         $ (35,982)       $ 3,964,078
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 3,805,620         $ (37,946)       $ 3,767,674

Net Loss                         (640,210)           (6,467)          (646,677)
                               -----------        ----------        -----------
Balance at
 December 31, 1996            $ 3,165,410         $ (44,413)       $ 3,120,997
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

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                     General
                                 Assignees          Partners            Total
SERIES 6                       -----------        ----------        -----------

Balance at
 March 31, 1995               $ 6,153,088         $ (27,471)       $ 6,125,617

Net Loss                         (762,864)           (7,706)          (770,570)
                               -----------        ----------        -----------
Balance at
 December 31, 1995            $ 5,390,224         $ (35,177)       $ 5,355,047
                               ===========        ==========        ===========

Balance at
 March 31, 1996               $ 5,340,274         $ (35,681)       $ 5,304,593

Net Loss                         (638,687)           (6,451)          (645,138)
                               -----------        ----------        -----------
Balance at
 December 31, 1996            $ 4,701,587         $ (42,132)       $ 4,659,455
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

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                  STATEMENTS OF PARTNERS' EQUITY
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                     General
                                 Assignees          Partners            Total
TOTAL SERIES 2 - 6             -----------        ----------        -----------

Balance at
 March 31, 1995               $17,784,392        $ (150,278)       $17,634,114

Net Loss                       (2,736,516)          (27,641)        (2,764,157)
                               -----------        ----------        -----------
Balance at
 December 31, 1995            $15,047,876        $ (177,919)       $14,869,957
                               ===========        ==========        ===========
Balance at
 March 31, 1996               $14,447,761        $ (183,981)       $14,263,780

Net Loss                       (2,458,001)          (24,828)        (2,482,829)
                               -----------        ----------        -----------
Balance at
 December 31, 1996            $11,989,760        $ (208,809)       $11,780,951
                               ===========        ==========        ===========




                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                           1996          1995
SERIES 2                                              -----------   -----------
Cash Flows from Operating Activities:
   Net Loss                                           $ (449,659)   $ (478,244)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          3,609         3,963
     Accreted Interest Income
      on Investments in Securities                       (21,518)      (21,688)
     Equity in Losses of
      Project Partnerships                               405,978       437,346
     Interest Income from
      Redemption of Securities                            10,359         7,238
     Payment of Asset Management Fee                      32,438        32,540
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                (15,175)      (15,404)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Operating Activities                            (33,968)      (34,249)
                                                      -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                  4,176         4,593
   Redemption of Investment
     in Securities                                        33,294        34,609
                                                      -----------   -----------
         Net Cash Provided by
         Investing Activities                             37,470        39,202
                                                      -----------   -----------
Increase (Decrease) in Cash and
 Cash Equivalents                                          3,502         4,593
Cash and Cash Equivalents at
 Beginning of Year                                       135,519       127,890
                                                      -----------   -----------
Cash and Cash Equivalents at
 End of Year                                          $  139,021    $  132,843
                                                      ===========   ===========

                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                           1996          1995
SERIES 3                                              -----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                           $ (267,107)   $ (428,137)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                            957         5,973
     Accreted Interest Income
      on Investments in Securities                       (19,141)      (19,291)
     Equity in Losses of
      Project Partnerships                               222,177       383,868
     Interest Income from
      Redemption of Securities                             9,214         6,437
     Payment of Asset Management Fee                      39,504        35,611
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                (33,229)      (25,395)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Operating Activities                            (47,625)      (40,934)
                                                      -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                 26,557        20,900
   Redemption of Investment
     in Securities                                        29,617        30,785
                                                      -----------   -----------
         Net Cash Provided by
         Investing Activities                             56,174        51,685
                                                      -----------   -----------
Increase (Decrease) in Cash and
 Cash Equivalents                                          8,549        10,751
Cash and Cash Equivalents at
 Beginning of Year                                        97,988        83,648
                                                      -----------   -----------
Cash and Cash Equivalents at
 End of Year                                          $  106,537    $   94,399
                                                      ===========   ===========

                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                           1996          1995
SERIES 4                                               ----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                           $ (474,248)   $ (502,174)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          2,541         3,591
     Accreted Interest Income
      on Investments in Securities                       (24,248)      (24,440)
     Equity in Losses of
      Project Partnerships                               425,830       455,644
     Interest Income from
      Redemption of Securities                            11,674         8,156
     Payment of Asset Management Fee                      42,702        40,031
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                (29,211)      (23,812)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Operating Activities                            (44,960)      (43,004)
                                                      -----------   -----------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                 10,900        11,776
   Redemption of Investment
     in Securities                                        37,522        39,001
                                                      -----------   -----------
         Net Cash Provided by
         Investing Activities                             48,422        50,777
                                                      -----------   -----------
Increase (Decrease) in Cash and
 Cash Equivalents                                          3,462         7,773
Cash and Cash Equivalents at
 Beginning of Year                                       178,506       168,651
                                                      -----------   -----------
Cash and Cash Equivalents at
 End of Year                                          $  181,968    $  176,424
                                                      ===========   ===========


                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                           1996          1995
SERIES 5                                               ----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                           $ (646,677)   $ (585,032)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                          9,348         9,246
     Accreted Interest Income
      on Investments in Securities                       (30,222)      (30,461)
     Equity in Losses of
      Project Partnerships                               581,763       524,535
     Interest Income from
      Redemption of Securities                            14,550        10,166
     Payment of Asset Management Fee                      59,353        62,521
     Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                (49,010)      (55,377)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Operating Activities                            (60,895)      (64,402)
                                                      ===========   ===========
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                  7,878        13,906
   Redemption of Investment
     in Securities                                        46,767        48,609
                                                      -----------   -----------
         Net Cash Provided by
         Investing Activities                             54,645        62,515
                                                      -----------   -----------
Increase (Decrease) in Cash and
 Cash Equivalents                                         (6,250)       (1,887)
Cash and Cash Equivalents at
 Beginning of Year                                       257,549       249,065
                                                      -----------   -----------
Cash and Cash Equivalents at
 End of Year                                          $  251,299    $  247,178
                                                      -----------   -----------

                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                           1996          1995
SERIES 6                                               ----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                           $ (645,138)   $ (770,570)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                         16,992        17,271
     Accreted Interest Income
      on Investments in Securities                       (22,990)      (22,930)
     Equity in Losses of
      Project Partnerships                               562,683       688,274
     Interest Income from
      Redemption of Securities                                 0             0
     Payment of Asset Management Fee                      52,484        47,661
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                                (27,680)      (17,940)
                                                      -----------   -----------
         Net Cash Provided by (Used in)
         Operating Activities                            (63,649)      (58,234)
                                                      -----------    ----------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                 14,560        10,281
   Redemption of Investment
     in Securities                                             0             0
                                                      -----------   -----------
         Net Cash Provided by
         Investing Activities                             14,560        10 281
                                                      -----------   -----------
Increase (Decrease) in Cash and
 Cash Equivalents                                        (49,089)      (47,953)
Cash and Cash Equivalents at
 Beginning of Year                                       388,991       384,578
                                                      -----------   -----------
Cash and Cash Equivalents at
 End of Year                                          $  339,902    $  336,625
                                                      ===========   ===========

                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995:


                                                           1996          1995
TOTAL SERIES 2 - 6                                     ----------     ---------
Cash Flows from Operating Activities:
   Net Loss                                          $(2,482,829)  $(2,764,157)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
     Amortization                                         33,447        40,044
     Accreted Interest Income
      on Investments in Securities                      (118,119)     (118,810)
     Equity in Losses of
      Project Partnerships                             2,198,431     2,489,667
     Interest Income from
      Redemption of Securities                            45,797        31,997
     Payment of Asset Management Fee                     226,481       218,364
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                               (154,305)     (137,928)
                                                     ------------  ------------
         Net Cash Provided by (Used in)
         Operating Activities                           (251,097)     (240,823)
                                                     ------------  ------------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                                 64,071        61,456
   Redemption of Investment
     in Securities                                       147,200       153,004
                                                     ------------  ------------
         Net Cash Provided by
         Investing Activities                            211,271       214,460
                                                     ------------  ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                        (39,826)      (26,363)
Cash and Cash Equivalents at
 Beginning of Year                                     1,058,553     1,013,832
                                                     ------------  ------------
Cash and Cash Equivalents at
 End of Year                                         $ 1,018,727   $   987,469
                                                     ============  ============

                          See accompanying notes to financial statements.

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

                                   NOTES TO FINANCIAL STATEMENTS
                                            (Unaudited)

                                         December 31, 1996

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.
Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 1996, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., f/k/a RJ Credit Partners, Inc., wholly-owned subsidiaries of Raymond James Financial, Inc., are the General Partner and the Managing General Partner, respectively. The Managing General Partner manages and controls the business of Gateway.

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for
Series 2, 3, 4, 5 and 6, respectively had been issued as of December 31, 1996. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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


NOTE 3 - INVESTMENT IN SECURITIES:

  The December 31, 1996 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $119,594 for Series 2, $106,376 for Series 3, $134,769 for Series 4, $167,970 for Series 5 and $115,970 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage
account with Raymond James and Associates, Inc.   A separate
accounting is maintained for each series' share of the investments.

                                Estimated        Cost Plus     Gross Unrealized
                                  Market          Accreted          Gains and
                                  Value           Interest            (Losses)
                                 ---------         ---------          ---------
Series 2                         $ 408,012         $ 385,258          $  22,754
Series 3                           362,799           342,678             20,121
Series 4                           459,812           434,139             25,673
Series 5                           572,917           541,097             31,820
Series 6                           492,799           477,060             15,739

   As of December 31, 1996, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 2          Series 3           Series 4
                                 ---------         ---------          ---------
Due within 1 year                $  44,989         $  40,017          $  50,697
After 1 year
 through 5 years                   165,763           147,441            186,790
After 5 years
 through 10 years                  174,506           155,220            196,652
After 10 years                           0                 0                  0
                                 ---------         ---------          ---------
  Total Amount Carried on
    Balance Sheet                $ 385,258         $ 342,678          $ 434,139
                                 =========         =========          =========

                                  Series 5          Series 6              Total
                                 ---------         ---------          ---------
Due within 1 year                $  63,188         $  44,822         $  243,713
After 1 year
 through 5 years                   232,814           180,359            913,167
After 5 years
 through 10 years                  245,095           212,628            984,101
After 10 years                           0            39,251             39,251
                                 ---------         ---------          ---------
  Total Amount Carried on
    Balance Sheet                $ 541,097         $ 477,060         $2,180,232
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

  For the nine months ended December 31, 1996 and 1995 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                                               1996           1995
                                            ---------      ---------
  Series 2                                  $  51,750     $   51,768
  Series 3                                     47,946         48,030
  Series 4                                     58,788         58,926
  Series 5                                     72,759         72,870
  Series 6                                     80,748         80,931
                                            ---------      ---------
  Total                                     $ 311,991      $ 312,525
                                            =========      =========

  General and Administrative Expenses - The Managing General
Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
                                               1996           1995
                                            ---------      ---------
  Series 2                                  $   5,006      $   4,918
  Series 3                                      5,235          5,124
  Series 4                                      6,599          6,483
  Series 5                                      8,192          8,048
  Series 6                                      8,647          8,495
                                            ---------      ---------
  Total                                     $  33,679      $  33,068
                                            =========      =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 1996, the Partnership had acquired an interest in 22 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:

                                                     DECEMBER 31,     MARCH 31,
                                                           1996         1996
SERIES 2                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,524,678   $ 4,524,678

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 38,254        33,815

Cumulative equity in losses of
Project Partnerships (2)                              (3,901,174)   (3,495,196)

Cumulative distributions received
from Project Partnerships                                (49,300)      (45,124)

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses                         390,838       390,838
   Accumulated amortization of
   acquisition fees and expenses                         (66,135)      (58,088)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $   937,161   $ 1,350,923
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1996 and March 31, 1996 these excess costs were $205,718.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $57,490 for the period ended December 31, 1996 and cumulative suspended losses of $25,114 for the year ended March 31, 1996 are not included.

   As of December 31, 1996, the Partnership had acquired an interest in 23 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:


                                                     DECEMBER 31,     MARCH 31,
                                                           1996         1996
SERIES 3                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 3,888,713   $ 3,888,713

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 39,514        33,947

Cumulative equity in losses of
Project Partnerships (2)                              (3,559,937)   (3,337,760)

Cumulative distributions received
from Project Partnerships                               (137,297)     (110,740)

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses                         491,746       491,746
   Accumulated amortization of
   acquisition fees and expenses                         (70,766)      (64,243)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $   651,973   $   901,663
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1996 and March 31, 1996 these excess costs were $213,147.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $404,008 for the period ended December 31, 1996 and cumulative suspended losses of $226,112 for the year ended March 31, 1996 are not included.

   As of December 31, 1996, the Partnership had acquired an interest in 29 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:

                                                     DECEMBER 31,     MARCH 31,
                                                           1996         1996
SERIES 4                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,952,519   $ 4,952,519

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 69,669        60,437

Cumulative equity in losses of
Project Partnerships (2)                              (3,794,033)   (3,368,203)

Cumulative distributions received
from Project Partnerships                                (70,183)      (59,283)

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses                         562,967       562,967
   Accumulated amortization of
   acquisition fees and expenses                         (86,700)      (74,927)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 1,634,239   $ 2,073,510
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1996 and March 31, 1996 these excess costs were $430,637.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $36,498 for the period ended December 31, 1996 and cumulative suspended losses of $11,440 for the year ended March 31, 1996 are not included.

   As of December 31, 1996, the Partnership had acquired an interest in 36 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:

                                                     DECEMBER 31,     MARCH 31,
                                                           1996         1996
SERIES 5                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 6,164,472   $ 6,164,472

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 31,618        27,015

Cumulative equity in losses of
Project Partnerships (2)                              (4,048,426)   (3,466,663)

Cumulative distributions received
from Project Partnerships                                (92,749)      (84,871)

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses                         650,837       650,837
   Accumulated amortization of
   acquisition fees and expenses                         (92,874)      (78,922)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $ 2,612,878   $ 3,211,868
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1996 and March 31, 1996 these excess costs were $214,636.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $0 for the period ended December 31, 1996 and cumulative suspended losses of $0 for the year ended March 31, 1996 are not included.

   As of December 31, 1996, the Partnership had acquired an interest in 38 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:

                                                     DECEMBER 31,     MARCH 31,
                                                           1996         1996
SERIES 6                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 7,462,215   $ 7,462,215

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 (2,700)       (2,253)

Cumulative equity in losses of
Project Partnerships (2)                              (3,890,269)   (3,327,586)

Cumulative distributions received
from Project Partnerships                                (77,992)      (63,432)

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses                         785,179       785,179
   Accumulated amortization of
   acquisition fees and expenses                        (101,044)      (84,498)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $ 4,175,389   $ 4,769,625
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1996 and March 31, 1996 these excess costs were ($20,841).
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $37,229 for the period ended December 31, 1996 and cumulative suspended losses of $11,517 for the year ended March 31, 1996 are not included.

   The following is a summary of Investments in Project
Partnerships:


                                                     DECEMBER 31,     MARCH 31,
                                                           1996         1996
TOTAL SERIES 2 - 6                                     ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                               $ 26,992,597  $ 26,992,597

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                176,355       152,961

Cumulative equity in losses of
Project Partnerships                                 (19,193,839)  (16,995,408)

Cumulative distributions received
from Project Partnerships                               (427,521)     (363,450)

Excess of investment cost over the
underlying assets acquired:
   Acquisition fees and expenses                       2,881,567     2,881,567
   Accumulated amortization of
   acquisition fees and expenses                        (417,519)     (360,678)
                                                    ------------- -------------

Investments in
 Project Partnerships                               $ 10,011,640  $ 12,307,589
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:

                                                           1996          1995
SERIES 2                                              -----------    ----------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                                   $  1,660,264  $  1,444,741
   Investment properties, net                         22,743,234    23,656,926
   Other assets                                            1,693         3,419
                                                    ------------- -------------
     Total assets                                   $ 24,405,191  $ 25,105,086
                                                    ============= =============
Liabilities and Partners' Equity
   Current liabilities                              $    470,102  $    524,716
   Long-term debt                                     23,298,841    23,306,669
                                                    ------------- -------------
     Total liabilities                                23,768,943    23,831,385

Partners' Equity
   Limited Partner                                       554,832     1,088,103
   General Partners                                       81,416       185,598
                                                    ------------- -------------
                                                         636,248     1,273,701
     Total liabilities and
     partners' equity                               $ 24,405,191  $ 25,105,086
                                                    ============= =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                             $  1,968,616  $  2,012,031
Expenses:
   Operating expenses                                  1,031,540       927,306
   Interest expense                                      661,270       797,245
   Depreciation and amortization                         718,588       729,244
                                                    ------------- -------------
     Total expenses                                    2,411,398     2,453,795

       Net loss                                     $   (442,782) $   (441,764)
                                                    ============= =============
   Other partners' share
    of net loss                                     $     (4,428) $     (4,418)

   Partnership's share of net loss                  $   (438,354) $   (437,346)
     Suspended loss                                       32,376             0
                                                    ------------- -------------
   Equity in Loss of
      Project Partnerships                          $   (405,978) $   (437,346)
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:


                                                           1996          1995
SERIES 3                                              -----------    ----------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                                   $  2,049,208  $  1,891,425
   Investment properties, net                         20,004,029    20,905,778
   Other assets                                          233,196       241,231
                                                    ------------- -------------
     Total assets                                   $ 22,286,433  $ 23,038,434
                                                    ============= =============
Liabilities and Partners' Equity
   Current liabilities                              $    523,579  $    569,000
   Long-term debt                                     21,840,016    21,920,084
                                                    ------------- -------------
     Total liabilities                                22,363,595    22,489,084

Partners' Equity
   Limited Partner                                      (425,639)      201,678
   General Partners                                      348,477       347,672
                                                    ------------- -------------
                                                         (77,162)      549,350
     Total liabilities and
     partners' equity                               $ 22,286,433  $ 23,038,434
                                                    ============= =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                             $  1,871,589  $  2,139,667
Expenses:
   Operating expenses                                  1,145,127     1,061,810
   Interest expense                                      446,640       824,786
   Depreciation and amortization                         683,936       679,669
                                                    ------------- -------------
     Total expenses                                    2,275,703     2,566,265

       Net loss                                     $   (404,114) $   (426,598)
                                                    ============= =============
   Other partners' share
    of net loss                                     $     (4,041) $     (4,266)

   Partnership's share of net loss                  $   (400,073) $   (422,332)
     Suspended loss                                      177,896        38,464
                                                    ------------- -------------
   Equity in Loss of
      Project Partnerships                          $   (222,177) $   (383,868)
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:


                                                           1996          1995
SERIES 4                                              -----------    ----------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                                   $  2,010,040  $  1,989,218
   Investment properties, net                         26,528,213    27,508,612
   Other assets                                           21,726        11,750
                                                    ------------- -------------
     Total assets                                   $ 28,559,979  $ 29,509,580
                                                    ============= =============
Liabilities and Partners' Equity
   Current liabilities                              $    575,577  $    697,870
   Long-term debt                                     26,618,948    26,690,914
                                                    ------------- -------------
     Total liabilities                                27,194,525    27,388,784

Partners' Equity
   Limited Partner                                     1,095,809     1,766,724
   General Partners                                      269,645       354,072
                                                    ------------- ------------
                                                       1,365,454     2,120,796
     Total liabilities and
     partners' equity                               $ 28,559,979  $ 29,509,580
                                                    ============= =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                             $  2,372,440  $  2,481,875
Expenses:
   Operating expenses                                  1,341,690     1,210,200
   Interest expense                                      693,611       926,095
   Depreciation and amortization                         792,581       805,826
                                                    ------------- -------------
     Total expenses                                    2,827,882     2,942,121

       Net loss                                     $   (455,442) $   (460,246)
                                                    ============= =============
   Other partners' share
    of net loss                                     $     (4,554) $     (4,602)

   Partnership's share of net loss                  $   (450,888) $   (455,644)
     Suspended loss                                       25,058             0
                                                    ------------- -------------
   Equity in Loss of
      Project Partnerships                          $   (425,830) $   (455,644)
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:


                                                           1996          1995
SERIES 5                                              -----------    ----------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                                   $  2,595,853  $  2,327,453
   Investment properties, net                         33,271,847    34,487,069
   Other assets                                            1,148        14,927
                                                    ------------- -------------
     Total assets                                   $ 35,868,848  $ 36,829,449
                                                    ============= =============
Liabilities and Partners' Equity
   Current liabilities                              $    799,455  $    891,291
   Long-term debt                                     32,935,732    33,023,060
                                                    ------------- -------------
     Total liabilities                                33,735,187    33,914,351

Partners' Equity
   Limited Partner                                     2,149,527     2,883,732
   General Partners                                      (15,866)       31,366
                                                    ------------- -------------
                                                       2,133,661     2,915,098
     Total liabilities and
     partners' equity                               $ 35,868,848  $ 36,829,449
                                                    ============= =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                             $  2,648,282  $  2,734,788
Expenses:
   Operating expenses                                  1,534,029     1,394,120
   Interest expense                                      663,006       846,894
   Depreciation and amortization                       1,038,886     1,023,607
                                                    ------------- -------------
     Total expenses                                    3,235,921     3,264,621

       Net loss                                     $   (587,639) $   (529,833)
                                                    ============= =============
   Other partners' share
    of net loss                                     $     (5,876) $     (5,298)

   Partnership's share of net loss                  $   (581,763) $   (524,535)
     Suspended loss                                            0             0
                                                    ------------- -------------
   Equity in Loss of
      Project Partnerships                          $   (581,763) $   (524,535)
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:


                                                           1996          1995
SERIES 6                                              -----------    ----------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                                   $  2,777,491  $  2,487,192
   Investment properties, net                         37,340,541    38,746,300
   Other assets                                           21,153        38,635
                                                    ------------- -------------
     Total assets                                   $ 40,139,185  $ 41,272,127
                                                    ============= =============
Liabilities and Partners' Equity
   Current liabilities                              $    912,481  $  1,139,260
   Long-term debt                                     35,835,035    36,041,320
                                                    ------------- -------------
     Total liabilities                                36,747,516    37,180,580

Partners' Equity
   Limited Partner                                     3,508,456     4,154,097
   General Partners                                     (116,787)      (62,550)
                                                    ------------- -------------
                                                       3,391,669     4,091,547
     Total liabilities and
     partners' equity                               $ 40,139,185  $ 41,272,127
                                                    ============= =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                             $  3,087,264  $  2,994,268
Expenses:
   Operating expenses                                  1,619,403     1,469,490
   Interest expense                                      907,245     1,067,132
   Depreciation and amortization                       1,154,954     1,152,872
                                                    ------------- -------------
     Total expenses                                    3,681,602     3,689,494

       Net loss                                     $   (594,338) $   (695,226)
                                                    ============= =============
   Other partners' share
    of net loss                                     $     (5,943) $     (6,952)

   Partnership's share of net loss                  $   (588,395) $   (688,274)
     Suspended loss                                       25,712             0
                                                    ------------- -------------
   Equity in Loss of
      Project Partnerships                          $   (562,683) $   (668,274)
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Project Partnerships as of September 30 of each year:


                                                           1996          1995
TOTAL SERIES 2 - 6                                    -----------    ----------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                                   $ 11,092,856  $ 10,140,029
   Investment properties, net                        139,887,864   145,304,685
   Other assets                                          278,916       309,962
                                                    ------------- -------------
     Total assets                                   $151,259,636  $155,754,676
                                                    ============= =============
Liabilities and Partners' Equity
   Current liabilities                              $  3,281,194  $  3,822,137
   Long-term debt                                    140,528,572   140,982,047
                                                    ------------- -------------
     Total liabilities                               143,809,766   144,804,184

Partners' Equity
   Limited Partner                                     6,882,985    10,094,334
   General Partners                                      566,885       856,158
                                                    ------------- -------------
                                                       7,449,870    10,950,492
     Total liabilities and
     partners' equity                               $151,259,636  $155,754,676
                                                    ============= =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                             $ 11,948,191  $ 12,362,629
Expenses:
   Operating expenses                                  6,671,789     6,062,926
   Interest expense                                    3,371,772     4,462,152
   Depreciation and amortization                       4,388,945     4,391,218
                                                    ------------- -------------
     Total expenses                                   14,432,506    14,916,296

       Net loss                                     $ (2,484,315) $ (2,553,667)
                                                    ============= =============
   Other partners' share
    of net loss                                     $    (24,842) $    (25,536)

   Partnership's share of net loss                  $ (2,459,473) $ (2,528,131)
     Suspended loss                                      261,042        38,464
                                                    ------------- ------------
   Equity in Loss of
      Project Partnerships                          $ (2,198,431) $ (2,489,667)
                                                    ============= =============

                                  GATEWAY TAX CREDIT FUND II LTD.
                                  (A Florida Limited Partnership)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                         December 31, 1996

Results of Operations, Liquidity and Capital Resources

   Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

  As disclosed on the statement of operations for each Series, interest income and total expenses are comparable for the nine and three months ended December 31, 1996 and 1995. There were no unusual variations in the operating results between these two periods.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships decreased from $437,346 for the nine months ended December 31, 1995 to $405,978 for the nine months ended December 31, 1996. This decrease was partially caused by $32,376 of losses that were suspended to prevent reducing the investment in certain Project Partnerships below zero, in accordance with the equity method of accounting. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At December 31, 1996, the Series had $139,021 of short-term investments (Cash and Cash Equivalents). It also had $385,258 in Zero Coupon Treasuries. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $449,659 for the nine months ended December 31, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $405,978 and the changes in operating assets and liabilities, net cash used in operating activities was $33,968. Cash provided by investing activities totaled $37,470, consisting of $33,294 from matured Zero Coupon Treasuries and $4,176 in cash distributions received from the Project Partnerships. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships decreased from $383,868 for the nine months ended December 31, 1995 to $222,177 for the nine months ended December 31, 1996. This decrease was caused by $177,896 of losses that were suspended to prevent reducing the investment in certain Project Partnerships below zero, in accordance with the equity method of accounting. Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At December 31, 1996, the Series had $106,537 of short-term investments (Cash and Cash Equivalents). It also had $342,678 in Zero Coupon Treasuries. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $267,107 for the nine months ended December 31, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $222,177 and the changes in operating assets and liabilities net cash used in operating activities was $47,625.
Cash provided by investing activities totaled $56,174, consisting of $26,557 in cash distributions received from the Project Partnerships and $29,617 from matured Zero Coupon Treasuries.
There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships were comparable for the nine months ended December 31, 1995 and December 31, 1996. Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At December 31, 1996, the Series had $181,968 of short-term investments (Cash and Cash Equivalents). It also had $434,139 in Zero Coupon Treasuries. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $474,248 for the nine months ended December 31, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $425,830 and the changes in operating assets and liabilities net cash used in operating activities was $44,960.
Cash provided by investing activities totaled $48,422 consisting of $37,522 from matured Zero Coupon Treasuries and $10,900 in cash distributions received from the Project Partnerships. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships increased from $524,535 for the nine months ended December 31, 1995 to $581,763 for the nine months ended December 31, 1996. Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At December 31, 1996, the Series had $251,299 of short-term investments (Cash and Cash Equivalents). It also had $541,097 in Zero Coupon Treasuries. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $646,677 for the nine months ended December 31, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $581,763 and the changes in operating assets and liabilities net cash used in operating activities was $60,895.
Cash provided by investing activities totaled $54,645 consisting of $46,767 from matured Zero Coupon Treasuries and $7,878 in cash distributions received from the Project Partnerships. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships decreased from $688,274 for the nine months ended December 31, 1995 to $562,683 for the nine months ended December 31, 1996. Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At December 31, 1996, the Series had $339,902 of short-term investments (Cash and Cash Equivalents). It also had $477,060 in Zero Coupon Treasuries. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $645,138 for the nine months ended December 31, 1996. However, after adjusting for Equity in Losses of Project Partnerships of $562,683 and the changes in operating assets and liabilities net cash used in operating activities was $63,649.
Cash provided by investing activities totaled $14,560 consisting of cash distributions received from the Project Partnerships. There were no unusual events or trends to describe.

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


                                                 GATEWAY TAX CREDIT FUND II LTD.
                                                 (A Florida Limited Partnership)
                                                 By:  Raymond James Tax Credit
                                                 Funds,Inc. f/k/a/
                                                 RJ Credit Partners, Inc.
                                                 Managing General Partner




Date:  February 11, 1997                         By:/s/ Ronald M. Diner
                                                 Ronald M. Diner
                                                 President



Date:  February 11, 1997                         By:/s/ Sandra L. Furey
                                                 Sandra L. Furey
                                                 Secretary and Treasurer