Form 10-K
period 1997-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 1997-07-11
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, DC  20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRES)

For the fiscal year ended             March 31, 1997

Commission File Number              0-19022

                       Gateway Tax Credit Fund II Ltd.
      (Exact name of Registrant as specified in its charter)

            Florida                              65-0142704
(State or other jurisdiction of        ( I.R.S. Employer No.)
incorporation or organization)

     880 Carillon Parkway, St. Petersburg, Florida   33716
       (Address of principal executive offices)  (Zip Code)

Registrant's Telephone No., Including Area Code: (813)573-3800

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class:  Beneficial Assignee Certificates

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES     X                   NO

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III
of this Form 10-K or any amendment to this Form 10-K.   X

                                                            Number of Units
  Title of Each Class                                      March 31, 1997
Beneficial Assignee Certificates                                  2,254
General Partner Interest                                              2

                            DOCUMENTS INCORPORATED BY REFERENCE

Parts III and IV - Form S-11 Registration Statement and all amendments and supplements thereto.
                      File No. 33-31821
PART I


Item 1.  Business

   Gateway Tax Credit Fund II Ltd. ("Gateway") is a Florida Limited Partnership. The general partners are Raymond James Tax Credit Funds, Inc., the Managing General Partner, and Raymond James Partners, Inc., both sponsors of Gateway Tax Credit Fund II Ltd. and wholly-owned subsidiaries of Raymond James Financial, Inc.

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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 1997, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Assignees.

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and
$10,105,000 for Series 2, 3, 4, 5, and 6, respectively had been issued as of March 31, 1997. Each series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each series were used to acquire Project Partnerships which are specifically allocated to such series. Income or loss and all tax items from the Project Partnerships acquired by each series are specifically allocated among the Assignees of such series.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners. Profit or loss and cash distributions from sales of property will be allocated as described in the Limited Partnership Agreement.

   As of March 31, 1997, Gateway had invested in 22 Project Partnerships for Series 2, 23 Project Partnerships for Series 3, 29 Project Partnerships for Series 4, 36 Project Partnerships for Series 5 and 38 Project Partnerships for Series 6. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. As of March 31, 1997 each series was fully invested in Project Partnerships and management plans no new investments in the future.

   The primary source of funds from the inception of each series has been the capital contributions from Assignees. Gateway's operating costs are funded using the reserves, established for this purpose, the interest earned on these reserves and distributions received from Project Partnerships.

   All but two of the Project Partnerships are government subsidized with mortgage loans from the Farmers Home Administration (now called Rural Economic and Community Development) ("RECD") under Section 515 of the Housing Act of 1949. These mortgage loans are made at low interest rates for multi-family housing in rural and suburban areas, with the requirement that the interest savings be passed on to low income tenants in the form of lower rents. A significant portion of the project partnerships also receive rental assistance from RECD to subsidize certain qualifying tenants.

   The General Partners do not believe the Project Partnerships are subject to the risks generally associated with conventionally financed nonsubsidized apartment properties. Risks related to the operations of Gateway are described in detail on pages 23 through 34 of the Prospectus, as supplemented, under the Caption "Risk Factors" which is incorporated herein by reference. The investment objectives of Gateway are to:

  1)   Provide tax benefits to Assignees in the form of Tax
       Credits during the period in which each Project is eligible to claim tax credits;

  2) Preserve and protect the capital contribution of Investors;

  3) Participate in any capital appreciation in the value of the Projects; and

  4) Provide passive losses to i) individual investors to offset passive income from other passive activities, and ii) corporate investors to offset business income.

   The investment objectives and policies of Gateway are described in detail on pages 34 through 40 of the Prospectus, as supplemented, under the caption "Investment Objectives and Policies" which is incorporated herein by reference.

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 1997 the investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single investment in a Project Partnership in Series
2 is 11.0% of the Series' total assets, Series 3 is 12.1%, Series 4 is 6.8%, Series 5 is 9.3% and Series 6 is 9.8%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 1996:
Item 2 - Properties (continued):

SERIES 2
                              Location               # of          Date
Partnership                   of Property            Units       Acquired
-----------                   -----------            -----      ---------

Claxton Elderly               Claxton, GA              24            9/90
Deerfield II                  Douglas, GA              24            9/90
Hartwell Family               Hartwell, GA             24            9/90
Cherrytree Apts.              Albion, PA               33            9/90
Springwood Apts.              Westfield, NY            32            9/90
Lakeshore Apts.               Tuskegee, AL             34            9/90
Lewiston                      Lewiston, NY             25           10/90
Charleston                    Charleston, AR           32            9/90
Sallisaw II                   Sallisaw, OK             47            9/90
Pocola                        Pocola, OK               36           10/90
Inverness Club                Inverness, FL            72            9/90
Pearson Elderly               Pearson, GA              25            9/90
Richland Elderly              Richland, GA             33            9/90
Lake Park                     Lake Park, GA            48            9/90
Woodland Terrace              Waynesboro, GA           30            9/90
Mt. Vernon Elderly            Mt. Vernon, GA           21            9/90
Lakeland Elderly              Lakeland, GA             29            9/90
Prairie Apartments            Eagle Butte, SD          21           10/90
Sylacauga Heritage            Sylacauga, AL            44           12/90
Manchester Housing            Manchester, GA           49            1/91
Durango C.W.W.                Durango, CO              24            1/91
Columbus Seniors              Columbus, KS             16            5/92
                                                   -------
Total Series 2                                        723

The aggregate average effective rental per unit is $3,214 per year ($267 per month).

Inverness Club Ltd.'s fixed asset total is 12.4% of the Series 2 total Project Partnership fixed assets. Inverness Club was placed in service in October 1991, is located on Florida's West Coast and operates as a low-income 72 unit apartment facility for the elderly. It also offers an optional congregate services package to all tenants. The property competes for tenants with six other apartment properties in the area. The market study estimated a demand for 100 elderly units.

Inverness Club's occupancy rate was 90% and its average effective annual rental per unit was $4,584 ($382 per month) on December 31, 1996. The land cost was $205,500 and the building cost was $3,291,324. The building is depreciated using the straight line method over 27.5 years. Management believes the property insurance coverage is adequate. For the year ended December 31, 1996 the real estate taxes were $58,296 with a rate of 26.5554 mills.

SERIES 3
                              Location               # of          Date
Partnership                   of Property            Units       Acquired
-----------                   -----------            -----      ---------

Poteau II                     Poteau, OK               52            8/90
Sallisaw                      Sallisaw, OK             52            8/90
Nowata Properties             Oolagah, OK              32            8/90
Waldron Properties            Waldron, AR              24            9/90
Roland II                     Roland, OK               52           10/90
Stilwell                      Stilwell, OK             48           10/90
Birchwood Apts.               Pierre, SD               24            9/90
Hornellsville                 Arkport, NY              24            9/90
Sunchase II                   Watertown, SD            41            9/90
CE McKinley II                Rising Sun, MD           16            9/90
Weston Apartments             Weston, AL               10           11/90
Countrywood Apts.             Centreville, AL          40           11/90
Wildwood Apts.                Pineville, LA            28           11/90
Hancock                       Hawesville, KY           12           12/90
Hopkins                       Madisonville, KY         24           12/90
Elkhart Apts.                 Elkhart, TX              54            1/91
Bryan Senior                  Bryan, OH                40            1/91
Brubaker Square               New Carlisle, OH         38            1/91
Southwood                     Savannah, TN             44            1/91
Villa Allegra                 Celina, OH               32            1/91
Belmont Senior                Cynthiana, KY            24            1/91
Heritage Villas               Helena, GA               25            3/91
Logansport Seniors            Logansport, LA           32            3/91
                                                   -------
Total Series 3                                        768


The average effective rental per unit is $2,953 per year ($246 per month).

SERIES 4
                              Location               # of          Date
Partnership                   of Property            Units       Acquired
-----------                   -----------            -----      ---------

Alsace                        Soda Springs, ID         24           12/90
Seneca Apartments             Seneca, MO               24            2/91
Eudora Senior                 Eudora, KS               36            3/91
Westville                     Westville, OK            36            3/91
Wellsville Senior             Wellsville, KS           24            3/91
Stilwell II                   Stilwell, OK             52            3/91
Spring Hill Senior            Spring Hill, KS          24            3/91
Smithfield                    Smithfield, UT           40            4/91
Tarpon Heights                Galliano, LA             48            4/91
Oaks Apartments               Oakdale, LA              32            4/91
Wynnwood Common               Fairchance, PA           34            4/91
Chestnut Apartments           Howard, SD               24            5/91
St. George                    St. George, SC           24            6/91
Williston                     Williston, SC            24            6/91
Brackettville Sr.             Brackettville, TX        32            6/91
Sonora Seniors                Sonora, TX               32            6/91
Ozona Seniors                 Ozona, TX                24            6/91
Fredericksburg Sr.            Fredericksburg,TX        48            6/91
St. Joseph                    St. Joseph, IL           24            6/91
Courtyard                     Huron, SD                21            6/91
Rural Development             Ashland, ME              25            6/91
Jasper Villas                 Jasper, AR               25            6/91
Edmonton Senior               Edmonton, KY             24            6/91
Jonesville Manor              Jonesville, VA           40            6/91
Norton Green                  Norton, VA               40            6/91
Owingsville Senior            Owingsville, KY          22            8/91
Timpson Seniors               Timpson, TX              28            8/91
Piedmont                      Barnesville, GA          36            8/91
S.F. Arkansas City            Arkansas City, KS        12            8/91
                                                   -------
Total Series 4                                        879


The average effective rental per unit is $3,122 per year ($260 per month).

SERIES 5
                              Location               # of          Date
Partnership                   of Property            Units       Acquired
-----------                   -----------            -----      ---------

Seymour                       Seymour, IN              37            8/91
Effingham                     Effingham, IL            24            8/91
S.F. Winfield                 Winfield, KS             12            8/91
S.F.Medicine Lodge            Medicine Lodge,KS        16            8/91
S.F. Ottawa                   Ottawa, KS               24            8/91
S.F. Concordia                Concordia, KS            20            8/91
Highland View                 Elgin, OR                24            9/91
Carrollton Club               Carrollton, GA           78            9/91
Scarlett Oaks                 Lexington, SC            40            9/91
Brooks Hill                   Ellijay, GA              44            9/91
Greensboro                    Greensboro, GA           24            9/91
Greensboro II                 Greensboro, GA           33            9/91
Pine Terrace                  Wrightsville, GA         25            9/91
Shellman                      Shellman, GA             27            9/91
Blackshear                    Cordele, GA              46            9/91
Crisp Properties              Cordele, GA              31            9/91
Crawford                      Crawford, GA             25            9/91
Yorkshire                     Wagoner, OK              60            9/91
Woodcrest                     South Boston, VA         40            9/91
Fox Ridge                     Russellville, AL         24            9/91
Redmont II                    Red Bay, AL              24            9/91
Clayton                       Clayton, OK              24            9/91
Alma                          Alma, AR                 24            9/91
Pemberton Village             Hiawatha, KS             24            9/91
Magic Circle                  Eureka, KS               24            9/91
Spring Hill                   Spring Hill, KS          36            9/91
Menard Retirement             Menard, TX               24            9/91
Wallis Housing                Wallis, TX               24            9/91
Zapata Housing                Zapata, TX               40            9/91
Mill Creek                    Grove, OK                60           11/91
Portland II                   Portland, IN             20           11/91
Georgetown                    Georgetown, OH           24           11/91
Cloverdale                    Cloverdale, IN           24            1/92
So. Timber Ridge              Chandler, TX             44            1/92
Pineville                     Pineville, MO            12            5/92
Ravenwood                     Americus, GA             24            1/94
                                                   -------
Total Series 5                                      1,106


The average effective rental per unit is $3,055 per year ($255 per month).

SERIES 6
                              Location               # of          Date
Partnership                   of Property            Units       Acquired
-----------                   -----------            -----      ---------

Spruce                        Pierre, SD               24           11/91
Shannon                       O'Neill, NE              16           11/91
Carthage                      Carthage, MO             24            1/92
Mountain Crest                Enterprise, OR           39            3/92
Coal City                     Coal City, IL            24            3/92
Blacksburg Terrace            Blacksburg, SC           32            4/92
Frazer Place                  Smyrna, DE               30            4/92
Ehrhardt                      Ehrhardt, SC             16            4/92
Sinton                        Sinton, TX               32            4/92
Frankston                     Frankston, TX            24            4/92
Flagler Beach                 Flagler Beach, FL        43            5/92
Oak Ridge                     Williamsburg, KY         24            5/92
Monett                        Monett, MO               32            5/92
Arma                          Arma, KS                 28            5/92
Southwest City                So.West City, MO         12            5/92
Meadowcrest                   Luverne, AL              32            6/92
Parsons                       Parsons, KS              48            7/92
Newport Village               Newport, TN              40            7/92
Goodwater Falls               Jenkins, KY              36            7/92
Northfield Station            Corbin, KY               24            7/92
Pleasant Hill                 Somerset, KY             24            7/92
Winter Park                   Mitchell, SD             24            7/92
Cornell                       Watertown, SD            24            7/92
Heritage Drive So.            Jacksonville, TX         40            1/92
Brodhead                      Brodhead, KY             24            7/92
Mt. Village                   Mt. Vernon, KY           24            7/92
Hazlehurst                    Hazlehurst, MS           32            8/92
Sunrise                       Yankton, SD              33            8/92
Stony Creek                   Hooversville, PA         32            8/92
Logan Place                   Logan, OH                40            9/92
Haines                        Haines, AK               32            8/92
Maple Wood                    Barbourville, KY         24            8/92
Summerhill                    Gassville, AR            28            9/92
Dorchester                    St. George, SC           12            9/92
Lancaster                     Mountain View, AR        33            9/92
Autumn Village                Harrison, AR             16            7/92
Hardy                         Hardy, AR                24            7/92
Dawson                        Dawson, GA               40           11/93
                                                   -------
Total Series 6                                      1,086


The average effective rental per unit is $3,288 per year ($274 per month).

SERIES 2
                                   12/31/96                         12/31/96
                                   Property                        Occupancy
Partnership                            Cost                             Rate
-----------                        --------                        ---------

Claxton Elderly               $    799,538                              100%
Deerfield II                       854,562                               83%
Hartwell Family                    859,698                               96%
Cherrytree Apts.                 1,439,636                               94%
Springwood Apts.                 1,501,083                              100%
Lakeshore Apts.                  1,267,543                               94%
Lewiston                         1,233,935                              100%
Charleston                       1,076,098                               97%
Sallisaw II                      1,517,589                               96%
Pocola                           1,245,870                               89%
Inverness Club                   3,496,824                               90%
Pearson Elderly                    781,460                               92%
Richland Elderly                 1,057,871                               91%
Lake Park                        1,798,725                               96%
Woodland Terrace                 1,080,083                               93%
Mt. Vernon Elderly                 700,935                               95%
Lakeland Elderly                   955,815                              100%
Prairie Apartments               1,239,141                              100%
Sylacauga Heritage               1,733,310                               98%
Manchester Housing               1,779,793                               90%
Durango C.W.W.                   1,271,996                              100%
Columbus Seniors                   507,627                               94%
                                ----------
Total Series 2                $ 28,199,132

SERIES 3
                                   12/31/96                         12/31/96
                                   Property                        Occupancy
Partnership                           Cost                              Rate
-----------                        --------                        ---------

Poteau II                     $  1,789,148                               90%
Sallisaw                         1,744,103                              100%
Nowata Properties                1,148,484                               80%
Waldron Properties                 860,273                               88%
Roland II                        1,804,010                               96%
Stilwell                         1,597,701                               88%
Birchwood Apts.                  1,018,169                              100%
Hornellsville                    1,095,517                              100%
Sunchase II                      1,320,074                              100%
CE McKinley II                     792,528                               94%
Weston Apartments                  339,338                              100%
Countrywood Apts.                1,519,764                               98%
Wildwood Apts.                   1,084,325                               93%
Hancock                            440,425                              100%
Hopkins                            927,256                              100%
Elkhart Apts.                    1,526,724                               87%
Bryan Senior                     1,184,257                               93%
Brubaker Square                  1,452,506                              100%
Southwood                        1,792,293                              100%
Villa Allegra                    1,133,557                               97%
Belmont Senior                     935,143                               96%
Heritage Villas                    823,974                               92%
Logansport Seniors               1,086,394                               91%
                                ----------
Total Series 3                $ 27,415,963

SERIES 4
                                   12/31/96                         12/31/96
                                   Property                        Occupancy
Partnership                            Cost                             Rate
-----------                        --------                        ---------

Alsace                        $    799,478                              100%
Seneca Apartments                  718,675                               96%
Eudora Senior                    1,257,482                              100%
Westville                        1,101,686                               92%
Wellsville Senior                  810,970                               96%
Stilwell II                      1,657,974                               87%
Spring Hill Senior               1,036,369                               96%
Smithfield                       1,837,620                               95%
Tarpon Heights                   1,493,434                               98%
Oaks Apartments                  1,032,509                               91%
Wynnwood Common                  1,665,785                               97%
Chestnut Apartments              1,050,564                               54%
St. George                         940,861                               88%
Williston                        1,002,600                              100%
Brackettville Sr.                  991,966                               97%
Sonora Seniors                   1,013,315                               97%
Ozona Seniors                      759,843                               92%
Fredericksburg Sr.               1,402,563                               96%
St. Joseph                         976,046                               96%
Courtyard                          841,808                              100%
Rural Development                1,422,482                              100%
Jasper Villas                    1,099,717                              100%
Edmonton Senior                    906,714                              100%
Jonesville Manor                 1,686,195                              100%
Norton Green                     1,693,066                              100%
Owingsville Senior                 848,044                              100%
Timpson Seniors                    815,916                               96%
Piedmont                         1,289,047                               96%
S.F. Arkansas City                 412,028                              100%
                                ----------
Total Series 4                $ 32,564,757

SERIES 5
                                   12/31/96                         12/31/96
                                   Property                        Occupancy
Partnership                            Cost                             Rate
-----------                        --------                        ---------

Seymour                       $  1,517,995                               97%
Effingham                          980,060                              100%
S.F. Winfield                      400,920                               92%
S.F.Medicine Lodge                 564,559                               94%
S.F. Ottawa                        707,449                              100%
S.F. Concordia                     686,962                              100%
Highland View                      872,267                               88%
Carrollton Club                  3,217,901                               94%
Scarlett Oaks                    1,672,737                              100%
Brooks Hill                      1,745,640                              100%
Greensboro                         866,259                               96%
Greensboro II                    1,093,149                              100%
Pine Terrace                       885,185                               92%
Shellman                           905,064                               93%
Blackshear                       1,592,318                               98%
Crisp Properties                 1,124,037                               97%
Crawford                           907,712                              100%
Yorkshire                        2,534,566                               95%
Woodcrest                        1,574,776                               98%
Fox Ridge                          889,941                              100%
Redmont II                         840,596                              100%
Clayton                            871,530                               96%
Alma                               957,710                              100%
Pemberton Village                  766,979                               88%
Magic Circle                       776,127                               92%
Spring Hill                      1,449,378                               89%
Menard Retirement                  761,873                               96%
Wallis Housing                     574,393                              100%
Zapata Housing                   1,238,405                               90%
Mill Creek                       1,741,669                              100%
Portland II                        712,774                               95%
Georgetown                         891,086                              100%
Cloverdale                         933,166                              100%
So. Timber Ridge                 1,280,424                              100%
Pineville                          389,020                               92%
Ravenwood                          887,896                              100%
                                ----------
Total Series 5                $ 39,812,523

SERIES 6
                                   12/31/96                         12/31/96
                                   Property                        Occupancy
Partnership                            Cost                             Rate
-----------                        --------                        ---------

Spruce                        $  1,096,570                               96%
Shannon                            646,473                              100%
Carthage                           693,667                               92%
Mountain Crest                   1,231,007                              100%
Coal City                        1,185,662                              100%
Blacksburg Terrace               1,323,069                              100%
Frazer Place                     1,673,104                               97%
Ehrhardt                           685,776                              100%
Sinton                           1,039,306                               97%
Frankston                          674,981                              100%
Flagler Beach                    1,653,116                              100%
Oak Ridge                        1,037,966                               96%
Monett                             956,746                               97%
Arma                               858,813                              100%
Southwest City                     385,909                              100%
Meadowcrest                      1,203,738                              100%
Parsons                          1,532,968                              100%
Newport Village                  1,582,170                              100%
Goodwater Falls                  1,393,363                               97%
Northfield Station               1,022,561                               88%
Pleasant Hill                      954,810                               92%
Winter Park                      1,238,516                              100%
Cornell                          1,068,426                               96%
Heritage Drive So.               1,195,671                              100%
Brodhead                           954,068                               96%
Mt. Village                        939,596                              100%
Hazlehurst                       1,181,404                               94%
Sunrise                          1,360,019                              100%
Stony Creek                      1,626,195                               91%
Logan Place                      1,518,626                               95%
Haines                           3,025,603                              100%
Maple Wood                       1,007,744                               92%
Summerhill                         840,256                              100%
Dorchester                         562,272                              100%
Lancaster                        1,380,668                              100%
Autumn Village                     615,604                              100%
Hardy                              931,560                               96%
Dawson                           1,474,973                              100%
                                ----------
Total Series 6                $ 43,752,976

A summary of the cost of the properties at December 31, 1996,
1995 and 1994 is as follows:
                                                               12/31/96
                                                  SERIES 2          SERIES 3

Land                                          $ 1,012,180       $   985,546
Land Improvements                                 110,157           370,083
Buildings                                      26,256,812        24,975,936
Furniture and Fixtures                            819,983         1,084,398
Construction in Progress                                0                 0
                                              -----------       -----------
Properties, at Cost                            28,199,132        27,415,963
Less:  Accumulated Depreciation                 5,649,101         7,624,569
                                              -----------       -----------
Properties, Net                               $22,550,031       $19,791,394
                                              ===========       ===========

                                                               12/31/95
                                                  SERIES 2          SERIES 3

Land                                          $ 1,012,180       $   985,546
Land Improvements                                 110,157           368,152
Buildings                                      26,169,333        24,933,711
Furniture and Fixtures                            860,825         1,077,495
Construction in Progress                                0                 0
                                              -----------       -----------
Properties, at Cost                            28,152,495        27,364,904
Less:  Accumulated Depreciation                 4,712,310         6,707,453
                                              -----------       -----------
Properties, Net                               $23,440,185       $20,657,451
                                              ===========       ===========

                                                                12/31/94
                                                  SERIES 2          SERIES 3

Land                                          $ 1,012,180       $   985,546
Land Improvements                                 108,406           263,354
Buildings                                      26,156,183        24,923,737
Furniture and Fixtures                            835,134         1,068,432
Construction in Progress                                0                 0
                                              -----------       -----------
Properties, at Cost                            28,111,903        27,241,069
Less:  Accumulated Depreciation                 3,757,718         5,778,041
                                              -----------       -----------
Properties, Net                               $24,354,185       $21,463,028
                                              ===========       ===========

                                                                 12/31/96
                                                  SERIES 4          SERIES 5

Land                                          $ 1,188,112       $ 1,461,156
Land Improvements                                 120,607            71,068
Buildings                                      29,950,050        36,811,454
Furniture and Fixtures                          1,305,988         1,468,845
Construction in Progress                                0                 0
                                              -----------       -----------
Properties, at Cost                            32,564,757        39,812,523
Less:  Accumulated Depreciation                 6,264,280         6,839,405
                                              -----------       -----------
Properties, Net                               $26,300,477       $32,973,118
                                              ===========       ===========

                                                                 12/31/95

                                                  SERIES 4          SERIES 5

Land                                          $ 1,188,112       $ 1,460,628
Land Improvements                                 119,812            71,068
Buildings                                      29,938,890        36,787,328
Furniture and Fixtures                          1,257,453         1,458,530
Construction in Progress                                0                 0
                                              -----------       -----------
Properties, at Cost                            32,504,267        39,777,554
Less:  Accumulated Depreciation                 5,226,315         5,473,574
                                               ----------        ----------
Properties, Net                               $27,277,952       $34,303,980
                                              ===========       ===========

                                                                 12/31/94

                                                  SERIES 4          SERIES 5

Land                                          $ 1,188,112       $ 1,460,628
Land Improvements                                 119,812            71,068
Buildings                                      29,935,624        36,906,821
Furniture and Fixtures                          1,243,389         1,316,683
Construction in Progress                                0                 0
                                              -----------       -----------
Properties, at Cost                            32,486,937        39,755,200
Less:  Accumulated Depreciation                 4,183,755         4,261,218
                                              -----------       -----------
Properties, Net                               $28,303,182       $35,493,982
                                              ===========       ===========

                                                                 12/31/96
                                                  SERIES 6          TOTAL

Land                                          $ 1,779,755      $  6,426,749
Land Improvements                                 449,010         1,120,925
Buildings                                      39,702,357       157,696,609
Furniture and Fixtures                          1,821,854         6,501,068
Construction in Progress                                0                 0
                                              -----------      ------------
Properties, at Cost                            43,752,976       171,745,351
Less:  Accumulated Depreciation                 6,668,399        33,045,754
                                              -----------      ------------
Properties, Net                               $37,084,577      $138,699,597
                                              ===========      ============

                                                                 12/31/95
                                                  SERIES 6          TOTAL

Land                                          $ 1,779,755     $   6,426,221
Land Improvements                                 443,074         1,112,263
Buildings                                      39,683,190       157,512,452
Furniture and Fixtures                          1,774,248         6,428,551
Construction in Progress                                0                 0
                                              -----------      ------------
Properties, at Cost                            43,680,267       171,479,487
Less:  Accumulated Depreciation                 5,205,351        27,325,003
                                              -----------      ------------
Properties, Net                               $38,474,916      $144,154,484
                                              ===========      ============

                                                                 12/31/94
                                                  SERIES 6          TOTAL

Land                                         $  1,779,755     $   6,426,221
Land Improvements                                 442,459         1,005,099
Buildings                                      39,761,649       157,684,014
Furniture and Fixtures                          1,688,445         6,152,083
Construction in Progress                                0                 0
                                              -----------      ------------
Properties, at Cost                            43,672,308       171,267,417
Less:  Accumulated Depreciation                 3,786,411        21,767,143
                                              -----------      ------------
Properties, Net                               $39,885,897      $149,500,274
                                              ===========      ============

Item 3.  Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 1997, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                          PART II

Item 5.  Market for the Registrant's Securities and Related
Security Holder Matters

(a) Gateway's Limited Partnership interests (BACs) are not publicly traded. There is no market for Gateway's Limited Partnership interests and it is unlikely that any will develop. No transfers of Limited Partnership Interest or BAC Units are permitted without the prior written consent of the Managing General Partner. There have been several transfers from inception to date with most being from individuals to their trusts or heirs.
       The Managing General Partner is not aware of the price at which the units are transferred. The conditions under which investors may transfer units is found under ARTICLE XII - "Issuance of BAC'S" on pages A-29 and A-30 of the Limited Partnership Agreement within the Prospectus, which is incorporated herein by reference.

       There have been no distributions to Assignees from inception to date.

(b)    Approximate Number of Equity Security Holders:


Title of Class                       Number of Holders
                                   as of March 31, 1997
Beneficial Assignee Certificates          2,254
General Partner Interest                     2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 2                               1997           1996           1995
                                      -----           ----           ----

Total Revenues                  $   36,217     $   36,532     $   34,922
Net Loss                          (582,633)      (591,355)      (756,064)
Equity in Losses of
  Project Partnerships            (527,175)      (537,111)      (699,847)
Total Assets                     1,345,931      1,893,838      2,449,615
Investments in Project
  Partnerships                     814,883      1,350,923      1,901,609
Per Bac:
Tax Credits (A)                     166.40         166.30         166.30
Portfolio Income (A)                 12.10          11.20           9.70
Passive Loss (A)                   (141.90)       (126.10)       (131.30)
Net Loss                            (94.00)        (95.41)       (121.99)



SERIES 2                                              1994           1993
                                                      ----           ----

Total Revenues                                 $   34,150     $   30,461
Net Loss                                         (742,342)      (866,867)
Equity in Losses of
  Project Partnerships                           (683,315)      (792,150)
Total Assets                                    3,164,145      3,853,623
Investments in Project
  Partnerships                                  2,623,688      3,321,940
Per Bac:
Tax Credits (A)                                    166.30         161.08
Portfolio Income (A)                                 8.40           8.19
Passive Loss (A)                                  (144.50)       (167.27)
Net Loss                                          (119.77)       (139.86)

FOR THE YEARS ENDED MARCH 31,:
SERIES 3                               1997           1996           1995
                                       ----           ----          ----

Total Revenues                  $   31,128     $   31,179     $   29,718
Net Loss                          (341,282)      (470,880)      (640,203)
Equity in Losses of
  Project Partnerships            (285,853)      (421,996)      (579,907)
Total Assets                     1,043,223      1,362,838      1,805,494
Investments in Project
  Partnerships                     584,189        901,663      1,348,162
Per Bac:
Tax Credits (A)                     176.40         176.65         175.12
Portfolio Income (A)                 13.90          14.00          12.00
Passive Loss (A)                   (146.40)       (143.30)       (135.00)
Net Loss                            (61.93)        (85.44)       (116.17)


SERIES 3                                              1994           1993
                                                      ----           ----

Total Revenues                                 $   29,691     $   24,588
Net Loss                                         (750,197)      (809,156)
Equity in Losses of
  Project Partnerships                           (687,550)      (735,127)
Total Assets                                    2,409,790      3,125,368
Investments in Project
  Partnerships                                  1,960,485      2,681,609
Per Bac:
Tax Credits (A)                                    176.65         175.70
Portfolio Income (A)                                10.80          10.64
Passive Loss (A)                                  (139.60)       (148.04)
Net Loss                                          (136.12)       (146.82)

FOR THE YEARS ENDED MARCH 31,:
SERIES 4                               1997           1996           1995
                                       ----           ----           ----

Total Revenues                  $   41,455     $   42,246     $   40,437
Net Loss                          (696,010)      (705,639)      (758,528)
Equity in Losses of
  Project Partnerships            (635,178)      (644,865)      (694,726)
Total Assets                     2,048,377      2,711,102      3,379,586
Investments in Project
  Partnerships                   1,423,319      2,073,510      2,737,516
Per Bac:
Tax Credits (A)                     168.60         168.60         168.30
Portfolio Income (A)                 13.20          12.90          10.30
Passive Loss (A)                   (149.30)       (142.30)       (134.60)
Net Loss                            (99.65)       (101.02)       (108.60)


SERIES 4                                              1994           1993
                                                      ----           ----

Total Revenues                                 $   39,361     $   38,440
Net Loss                                         (705,387)      (759,739)
Equity in Losses of
  Project Partnerships                           (637,858)      (690,605)
Total Assets                                    4,094,719      4,751,938
Investments in Project
  Partnerships                                  3,455,906      4,112,627
Per Bac:
Tax Credits (A)                                    168.70         166.43
Portfolio Income (A)                                 8.80           9.57
Passive Loss (A)                                  (136.20)       (148.06)
Net Loss                                          (100.99)       (108.77)

FOR THE YEARS ENDED MARCH 31,:
SERIES 5                               1997           1996           1995
                                       ----           ----           ----

Total Revenues                  $   52,985     $   54,273     $   57,635
Net Loss                          (997,362)      (781,436)      (817,018)
Equity in Losses of
  Project Partnerships            (911,965)      (700,127)      (739,296)
Total Assets                     3,078,890      4,041,606      4,790,100
Investments in Project
  Partnerships                   2,268,632      3,211,868      3,950,979
Per Bac:
Tax Credits (A)                     164.70         164.60         162.20
Portfolio Income (A)                 13.10          12.50          10.90
Passive Loss (A)                   (137.80)       (124.30)       (108.20)
Net Loss                           (114.60)        (89.79)        (93.88)


SERIES 5                                              1994           1993
                                                      ----           ----

Total Revenues                                 $   55,260     $   50,247
Net Loss                                       (1,036,710)      (994,280)
Equity in Losses of
  Project Partnerships                           (953,919)      (901,049)
Total Assets                                    5,666,886      6,540,185
Investments in Project
  Partnerships                                  4,711,095      5,612,906
Per Bac:
Tax Credits (A)                                    155.60         110.96
Portfolio Income (A)                                 8.60           9.65
Passive Loss (A)                                  (145.10)       (128.52)
Net Loss                                          (119.12)       (114.25)

FOR THE YEARS ENDED MARCH 31,:
SERIES 6                               1997           1996           1995
                                       ----           ----           ----

Total Revenues                  $   47,326     $   48,446     $   48,235
Net Loss                          (915,827)      (821,024)      (987,087)
Equity in Losses of
  Project Partnerships            (805,310)      (710,986)      (875,023)
Total Assets                     4,748,789      5,612,685      6,375,252
Investments in Project
  Partnerships                   3,912,526      4,769,625      5,525,062
Per Bac:
Tax Credits (A)                     165.40         165.40         161.70
Portfolio Income (A)                 11.30          10.70           7.70
Passive Loss (A)                   (122.10)       (117.30)       (119.80)
Net Loss                            (89.72)        (80.44)        (96.71)


SERIES 6                                              1994           1993
                                                      ----           ----

Total Revenues                                 $   52,737    $   181,118
Net Loss                                       (1,190,078)      (622,257)
Equity in Losses of
  Project Partnerships                         (1 080,864)      (660,758)
Total Assets                                    7,287,730      9,527,478
Investments in Project
  Partnerships                                  6,470,949      7,471,643
Per Bac:
Tax Credits (A)                                    150.20          39.50
Portfolio Income (A)                                 8.50          22.81
Passive Loss (A)                                  (137.20)        (74.30)
Net Loss                                          (116.59)        (22.32)

(A) The per BAC tax information is as of December 31, the year end for tax purposes.

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 1997, March 31, 1996 and March 31, 1995. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 1997 are comparable to March 31, 1996 and March 31, 1995.

  The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel and legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships. The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs. (Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the return of the investors' original capital contributions).

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. As of March 31, 1997, the series had invested $4,524,678 in 22 Project Partnerships located in 10 states containing 723 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 1996.

  Equity in Losses of Project Partnerships decreased from $699,847 for the year ended March 31, 1995 to $537,111 for the year ended March 31, 1996. This decrease was partially due to suspended losses of $25,114 as these losses would reduce the investment in certain Project Partnerships below zero. The remaining portion of the decrease was due to increased rental income as a result of rental rate increases and average occupancy improved from 93% to 96%. Equity in Losses of Project Partnerships of $527,175 for the year ended March 31, 1997 were comparable to the year ended March 31, 1996. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $970,876, $959,697 and $939,525 for the years ended December 31, 1994, 1995 and 1996, respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 1997, the Series had $138,561 of short-term investments (Cash and Cash Equivalents). It also had $392,487 in Zero Coupon Treasuries with annual maturities providing $45,698 in fiscal year 1998 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $582,633 for the year ending March 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $527,175 and the changes in operating assets and liabilities, net cash used in operating activities was $36,752, of which $33,198 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $39,794, consisting of $6,497 in cash distributions from the Project Partnerships and $33,297 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. As of March 31, 1997 the series had invested $3,888,713 in 23 Project Partnerships located in 12 states containing 768 apartment
units.   Average occupancy of the Project Partnerships was 94%
as of December 31, 1996.

  Equity in Losses of Project Partnerships decreased from $579,907 for the year ended March 31, 1995 to $421,996 for the year ended March 31, 1996 and to $285,853 for the year ended March 31, 1997. These decreases were due to suspended losses of $190,864 and $343,378 for the years ended March 31, 1996 and 1997, respectively. These losses would reduce the investment in certain Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $973,197, $940,084 and 925,984 for the years ended December
31, 1994, 1995 and 1996, respectively.)   Overall, management
believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 1997, the Series had $109,925 of short-term investments (Cash and Cash Equivalents). It also had $349,109 in Zero Coupon Treasuries with annual maturities providing $40,634 in fiscal year 1998 increasing to $58,940 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $341,282 for the year ended March 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $285,853 and the changes in operating assets and liabilities, net cash used in operating activities was $50,917, of which $40,569 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $62,854, consisting of $33,237 in cash distributions received from the Project Partnerships and $29,617 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. As of March 31, 1997, the series had invested $4,952,519 in 29 Project Partnerships located in 16 states containing 879 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 1996.

  Equity in Losses of Project Partnerships decreased from $694,726 for the year ended March 31, 1995 to $644,865 for the year ended March 31, 1996 and to $635,178 for the year ended March 31, 1997. (These Project Partnerships reported depreciation and amortization of $1,063,204, $1,047,484 and $1,043,887 for the years ended December 31, 1994, 1995 and
1996, respectively.)   Overall, management believes these
Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 1997, the Series had $182,773 of short-term investments (Cash and Cash Equivalents). It also had $442,285 in Zero Coupon Treasuries with annual maturities providing $51,500 in fiscal year 1998 increasing to $74,700 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $696,010 for the year ended March 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $635,178 and the changes in operating assets and liabilities, net cash used in operating activities was $50,223, of which $44,047 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $54,490, consisting of $16,968 in cash distributions from the Project Partnerships and $37,522 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. As of March 31, 1997, the series had invested $6,164,472 in 36 Project Partnerships located in 13 states containing 1,106 apartment units. Average occupancy of the Project Partnerships was 97% as of December 31, 1996.

  Equity in Losses of Project Partnerships decreased from $739,296 for the year ended March 31, 1995 to $700,127 for the year ended March 31, 1996 and increased to $911,965 for the year ended March 31, 1997. (These Project Partnerships reported depreciation and amortization of $1,423,401, $1,219,766 and $1,380,487 for the years ended December 31, 1994, 1995 and 1996, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 1997, the Series had $259,006 of short-term investments (Cash and Cash Equivalents). It also had $551,252 in Zero Coupon Treasuries with annual maturities providing $64,168 in fiscal year 1998 increasing $93,075 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $997,362 for the year ended March 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $911,965 and the changes in operating assets and liabilities, net cash used in operating activities was $65,573, of which $61,023 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $67,030 consisting of $20,264 in cash distributions from the Project Partnerships and $46,766 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. As of March 31, 1997, the series had invested $7,462,215 in 38 Project Partnerships located in 19 states containing 1,086 apartment units. Average occupancy of the Project Partnerships was 98% as of December 31, 1996.

  Equity in Losses of Project Partnerships decreased from $875,023 for the year ended March 31, 1995 to $710,986 for the year ended March 31, 1996 and increased to $805,310 for the year ended March 31, 1997. (These Project Partnerships reported depreciation and amortization of $1,564,347, $1,437,632 and $1,477,003 for the years ended December 31, 1994, 1995 and 1996, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 1997, the Series had $396,736 of short-term investments (Cash and Cash Equivalents). It also had $439,527 in Zero Coupon Treasuries with annual maturities providing $48,000 in fiscal year 1998 increasing to $83,000 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $915,827 for the year ended March 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $805,310 and the changes in operating assets and liabilities, net cash used in operating activities was $58,017, of which $54,247 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $65,762 of which $29,740 was received in cash distributions from the Project Partnerships and $36,022 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.


Item 8. Financial Statements and Supplementary Data

                               INDEPENDENT AUDITOR'S REPORT





To the Partners of Gateway Tax Credit Fund II Ltd.

  We have audited the accompanying balance sheets of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) as of March 31, 1997 and 1996 and the related statements of operations, partners' equity, and cash flows of each of the five Series for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain underlying Project Partnerships owned by Gateway Tax Credit Fund II Ltd. for each of the periods presented, the investments in which are recorded using the equity method of accounting. The investments in these partnerships represent the following percentages of the Partnership's assets and the total investment in Project Partnerships as of March 31, 1997 and 1996 and the equity in their losses for each of the three years in the period ended March 31, 1997 presented:

                      Investments                   Assets
                        March 31,                  March 31,

                      1997   1996               1997       1996


Series 2               70%    73%                 42%       52%
Series 3               63%    69%                 35%       46%
Series 4               73%    72%                 51%       55%
Series 5               60%    62%                 44%       49%
Series 6               51%    53%                 42%       45%

             Partnership Loss
             Year Ended March 31,

              1997     1996     1995


Series 2       78%      80%       81%
Series 3       81%      76%       76%
Series 4       69%      64%       58%
Series 5       69%      71%       56%
Series 6       65%      52%       66%

Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.


  In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 presented, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 14(a)(2) in the index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audits and the reports of other auditors, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                           /s/ Spence, Marston, Bunch, Morris & Co.
                               SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                       Certified Public Accountants
Clearwater, Florida
June 20, 1997

PART I - Financial Information
  Item 1.  Financial Statements
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                  MARCH 31, 1997 AND 1996

                                                     1997            1996
                                                 -----------     -----------
SERIES 2
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  138,561      $  135,519
   Investments in Securities                         45,757          43,655
                                                 ----------      ----------
     Total Current Assets                           184,318         179,174

   Investments in Securities                        346,730         363,740
   Investments in Project
          Partnerships, Net                         814,883       1,350,923
                                                 ----------      ----------
       Total Assets                              $1,345,931      $1,893,837
                                                 ==========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   43,644      $   44,607

Long-Term Liabilities:
   Payable to General Partners                      261,410         225,720

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at March 31, 1997 and 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    March 31, 1997 and 1996,
    issued and outstanding                        1,084,268       1,661,075
General Partners                                    (43,391)        (37,565)
                                                 ----------      ----------
     Total Partners' Equity                       1,040,877       1,623,510
                                                 ----------      ----------
       Total Liabilities and
          Partners Equity                        $1,345,931      $1,893,837
                                                 ==========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                  MARCH 31, 1997 AND 1996
                                                      1997           1996
                                                 -----------      ----------
SERIES 3
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  109,925      $   97,988
   Investments in Securities                         40,699          38,831
                                                 ----------      ----------
     Total Current Assets                           150,624         136,819

   Investments in Securities                        308,410         323,539
   Investments in Project
          Partnerships, Net                         584,189         901,663
                                                 ----------      ----------
       Total Assets                              $1,043,223      $1,362,021
                                                 ==========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   48,117      $   48,855

Long-Term Liabilities:
   Payable to General Partners                      212,944         189,722

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at March 31, 1997 and 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    March 31, 1997 and 1996,
    issued and outstanding                          822,156       1,160,025
General Partners                                    (39,994)        (36,581)
                                                 ----------      ----------
     Total Partners' Equity                         782,162       1,123,444
                                                 ----------      ----------
       Total Liabilities and
          Partners Equity                        $1,043,223      $1,362,021
                                                 ==========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                  MARCH 31, 1997 AND 1996
                                                      1997           1996
                                                 -----------      ----------
SERIES 4
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  182,773      $  178,506
   Investments in Securities                         51,562          49,195
                                                 ----------      ----------
     Total Current Assets                           234,335         227,701

   Investments in Securities                        390,723         409,891
   Investments in Project
          Partnerships, Net                       1,423,319       2,073,510
                                                 ----------      ----------
       Total Assets                              $2,048,377      $2,711,102
                                                 ==========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   52,967      $   53,905

Long-Term Liabilities:
   Payable to General Partners                      246,861         212,638

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at March 31, 1997 and 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    March 31, 1997 and 1996,
    issued and outstanding                        1,791,717       2,480,767
General Partners                                    (43,168)        (36,208)
                                                 ----------      ----------
     Total Partners' Equity                       1,748,549       2,444,559
                                                 ----------      ----------
       Total Liabilities and
          Partners Equity                        $2,048,377      $2,711,102
                                                 ==========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                  MARCH 31, 1997 AND 1996
                                                      1997           1996
                                                 -----------      ----------
SERIES 5
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  259,006      $  257,549
   Investments in Securities                         64,266          61,314
                                                 ----------      ----------
     Total Current Assets                           323,272         318,863

   Investments in Securities                        486,986         510,876
   Investments in Project
          Partnerships, Net                       2,268,632       3,211,868
                                                 ----------      ----------
       Total Assets                              $3,078,890      $4,041,607
                                                 ==========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   70,909      $   72,085

Long-Term Liabilities:
   Payable to General Partners                      237,669         201,848

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at March 31, 1997 and 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    March 31, 1997 and 1996,
    issued and outstanding                        2,818,232       3,805,620
General Partners                                    (47,920)        (37,946)
                                                 ----------      ----------
     Total Partners' Equity                       2,770,312       3,767,674
                                                 ----------      ----------
       Total Liabilities and
          Partners Equity                        $3,078,890      $4,041,607
                                                 ==========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                  MARCH 31, 1997 AND 1996
                                                      1997           1996
                                                 -----------      ----------
SERIES 6
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  396,736      $  388,991
   Investments in Securities                         45,870          43,120
                                                 ----------      ----------
     Total Current Assets                           442,606         432,111

   Investments in Securities                        393,657         410,950
   Investments in Project
          Partnerships, Net                       3,912,526       4,769,625
                                                 ----------      ----------
       Total Assets                              $4,748,789      $5,612,686
                                                 ==========      ==========


LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   66,605      $   67,831

Long-Term Liabilities:
   Payable to General Partners                      293,418         240,262

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at March 31, 1997 and 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    March 31, 1997 and 1996,
    issued and outstanding                        4,433,605       5,340,274
General Partners                                    (44,839)        (35,681)
                                                 ----------      ----------
     Total Partners' Equity                       4,388,766       5,304,593
                                                 ----------      ----------
       Total Liabilities and
          Partners Equity                        $4,748,789      $5,612,686
                                                 ==========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS
                                  MARCH 31, 1997 AND 1996
                                                      1997           1996
                                                 -----------      ----------
TOTAL SERIES 2 - 6
ASSETS
Current Assets:
   Cash and Cash Equivalents                    $ 1,087,001     $ 1,058,553
   Investments in Securities                        248,154         236,115
                                                -----------     -----------
     Total Current Assets                         1,335,155       1,294,668

   Investments in Securities                      1,926,506       2,018,996
   Investments in Project
          Partnerships, Net                       9,003,549      12,307,589
                                                -----------     -----------
       Total Assets                             $12,265,210     $15,621,253
                                                ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                  $   282,242     $   287,283

Long-Term Liabilities:
   Payable to General Partners                    1,252,302       1,070,190

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at March 31, 1997 and 1996
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    March 31, 1997 and 1996,
    issued and outstanding                       10,949,978      14,447,761
General Partners                                   (219,312)       (183,981)
                                                -----------     -----------
     Total Partners' Equity                      10,730,666      14,263,780
                                                -----------     -----------
       Total Liabilities and
          Partners Equity                       $12,265,210     $15,621,253
                                                ===========     ===========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                               FOR THE YEAR ENDED MARCH 31,


                                   1997              1996               1995
SERIES 2                       -----------       -----------        ----------
Revenues:
   Interest Income             $   36,217        $   36,532         $   34,922
                               -----------       -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner               68,889            68,998             69,024
   General and Administrative-
     General Partner                6,792             6,812              8,330
   General and Administrative-
     Other                         13,625            10,154              8,497
   Amortization                     2,369             4,812              5,288
                               -----------       -----------        ----------
     Total Expenses                91,675            90,776             91,139
                               -----------       -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships             (55,458)          (54,244)           (56,217)
Equity in Losses of Project
 Partnerships                    (527,175)         (537,111)          (699,847)
                               -----------       -----------        -----------
Net Loss                       $ (582,633)       $ (591,355)        $ (756,064)
                               ===========       ===========        ===========
Allocation of Net Loss:
   Assignees                   $ (576,807)       $ (585,441)        $ (748,503)
   General Partners                (5,826)           (5,914)            (7,561)
                               -----------       -----------        -----------
                               $ (582,633)       $ (591,355)        $ (756,064)
                               ===========       ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate          $   (94.00)       $   (95.41)        $  (121.99)

Number of Beneficial Assignee
 Certificates Outstanding           6,136             6,136              6,136


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                               FOR THE YEAR ENDED MARCH 31,


                                   1997              1996               1995
SERIES 3                       -----------       -----------        ----------
Revenues:
   Interest Income             $   31,128        $   31,179         $   29,718
                               -----------       -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner               63,792            63,927             64,043
   General and Administrative-
     General Partner                7,102             7,104              8,709
   General and Administrative-
     Other                         17,278            11,001              9,301
   Amortization                    (1,615)           (1,969)             7,961
                               -----------       -----------        ----------
     Total Expenses                86,557            80,063             90,014
                               -----------       -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships             (55,429)          (48,884)           (60,296)
Equity in Losses of Project
 Partnerships                    (285,853)         (421,996)          (579,907)
                               -----------       -----------        -----------
Net Loss                       $ (341,282)       $ (470,880)        $ (640,203)
                               ===========       ===========        ===========
Allocation of Net Loss:
   Assignees                   $ (337,869)       $ (466,171)        $ (633,801)
   General Partners                (3,413)           (4,709)            (6,402)
                               -----------       -----------        -----------
                               $ (341,282)       $ (470,880)        $ (640,203)
                               ===========       ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate          $   (61.93)       $   (85.44)        $  (116.17)

Number of Beneficial Assignee
 Certificates Outstanding           5,456             5,456              5,456


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                               FOR THE YEAR ENDED MARCH 31,


                                   1997               1996              1995
SERIES 4                       -----------       -----------        ----------
Revenues:
   Interest Income             $   41,455        $   42,246         $   40,437
                               -----------       -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner               78,270            78,384             78,571
   General and Administrative-
     General Partner                8,953             8,978             10,456
   General and Administrative-
     Other                         17,019            12,268             11,050
   Amortization                    (1,955)            3,390              4,162
                               -----------       -----------        ----------
     Total Expenses               102,287           103,020            104,239
                               -----------       -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships             (60,832)          (60,774)           (63,802)
Equity in Losses of Project
 Partnerships                    (635,178)         (644,865)          (694,726)
                               -----------       -----------        -----------
Net Loss                       $ (696,010)       $ (705,639)        $ (758,528)
                               ===========       ===========        ===========
Allocation of Net Loss:
   Assignees                   $ (689,050)       $ (698,583)        $ (750,943)
   General Partners                (6,960)           (7,056)            (7,585)
                               -----------       -----------        -----------
                               $ (696,010)       $ (705,639)        $ (758,528)
                               ===========       ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate          $   (99.65)       $  (101.02)        $  (108.60)

Number of Beneficial Assignee
 Certificates Outstanding           6,915             6,915              6,915


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                               FOR THE YEAR ENDED MARCH 31,


                                   1997              1996               1995
SERIES 5                       -----------       -----------        ----------
Revenues:
   Interest Income             $   52,985        $   54,273         $   57,635
                               -----------       -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner               96,844            97,010             97,163
   General and Administrative-
     General Partner               11,114            11,144             13,682
   General and Administrative-
     Other                         19,418            14,676             13,108
   Amortization                    11,006            12,752             11,404
                               -----------       -----------        ----------
     Total Expenses               138,382           135,582            135,357
                               -----------       -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships             (85,397)          (81,309)           (77,722)
Equity in Losses of Project
 Partnerships                    (911,965)         (700,127)          (739,296)
                               -----------       -----------        -----------
Net Loss                       $ (997,362)       $ (781,436)        $ (817,018)
                               ===========       ===========        ===========
Allocation of Net Loss:
   Assignees                   $ (987,388)       $ (773,622)        $ (808,848)
   General Partners                (9,974)           (7,814)            (8,170)
                               -----------       -----------        -----------
                               $ (997,362)       $ (781,436)        $ (817,018)
                               ===========       ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate          $  (114.60)       $   (89.79)        $   (93.88)

Number of Beneficial Assignee
 Certificates Outstanding           8,616             8,616              8,616


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                               FOR THE YEAR ENDED MARCH 31,


                                   1997              1996               1995
SERIES 6                       -----------       -----------        ----------
Revenues:
   Interest Income             $   47,326        $   48,446         $   48,235
                               -----------       -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner              107,403           107,665            107,910
   General and Administrative-
     General Partner               11,732            11,765             14,388
   General and Administrative-
     Other                         16,660            16,398             14,994
   Amortization                    22,048            22,656             23,007
                               -----------       -----------        ----------
     Total Expenses               157,843           158,484            160,299
                               -----------       -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships            (110,517)         (110,038)          (112,064)
Equity in Losses of Project
 Partnerships                    (805,310)         (710,986)          (875,023)
                               -----------       -----------        -----------
Net Loss                       $ (915,827)       $ (821,024)        $ (987,087)
                               ===========       ===========        ===========
Allocation of Net Loss:
   Assignees                   $ (906,669)       $ (812,814)        $ (977,216)
   General Partners                (9,158)           (8,210)            (9,871)
                               -----------       -----------        -----------
                               $ (915,827)       $ (821,024)        $ (987,087)
                               ===========       ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate          $   (89.72)       $   (80.44)        $   (96.71)

Number of Beneficial Assignee
 Certificates Outstanding          10,105            10,105             10,105


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                               FOR THE YEAR ENDED MARCH 31,


                                   1997              1996                1995
TOTAL SERIES 2-6              ------------      ------------       -----------
Revenues:
   Interest Income            $   209,111       $   212,676        $   210,947
                              ------------      ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner              415,198           415,984            416,711
   General and Administrative-
     General Partner               45,693            45,803             55,565
   General and Administrative-
     Other                         84,000            64,497             56,950
   Amortization                    31,853            41,641             51,822
                               -----------      ------------       -----------
     Total Expenses               576,744           567,925            581,048
                               -----------      ------------       -----------

Loss Before Equity in Losses of
 Project Partnerships            (367,633)         (355,249)          (370,101)
Equity in Losses of Project
 Partnerships                  (3,165,481)       (3,015,085)        (3,588,799)
                              ------------      ------------       ------------
Net Loss                      $(3,533,114)      $(3,370,334)       $(3,958,900)
                              ============      ============       ============
Allocation of Net Loss:
   Assignees                  $(3,497,783)      $(3,336,631)       $(3,919,311)
   General Partners               (35,331)          (33,703)           (39,589)
                              ------------      ------------       ------------
                              $(3,533,114)      $(3,370,334)       $(3,958,900)
                              ============      ============       ============







                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY

                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:


                                                    General
                                Assignees          Partners             Total
SERIES 2                       -----------       -----------        -----------

Balance at
 March 31, 1994               $ 2,995,019         $ (24,090)       $ 2,970,929

Net Loss                         (748,503)           (7,561)          (756,064)
                              ------------        ----------       ------------
Balance at
 March 31, 1995                 2,246,516           (31,651)         2,214,865

Net Loss                         (585,441)           (5,914)          (591,355)
                              ------------        ----------       ------------
Balance at
 March 31, 1996                 1,661,075           (37,565)         1,623,510

Net Loss                         (576,807)           (5,826)          (582,633)
                              ------------        ----------       ------------
Balance at
 March 31, 1997               $ 1,084,268         $ (43,391)       $ 1,040,877
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY

                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:


                                                    General
                                Assignees          Partners             Total
SERIES 3                       -----------       -----------        -----------

Balance at
 March 31, 1994               $ 2,259,997         $ (25,470)       $ 2,234,527

Net Loss                         (633,801)           (6,402)          (640,203)
                              ------------        ----------       ------------
Balance at
 March 31, 1995                 1,626,196           (31,872)         1,594,324

Net Loss                         (466,171)           (4,709)          (470,880)
                              ------------        ----------       ------------
Balance at
 March 31, 1996                 1,160,025           (36,581)         1,123,444

Net Loss                         (337,869)           (3,413)          (341,282)
                              ------------        ----------       ------------
Balance at
 March 31, 1997               $   822,156         $ (39,994)       $   782,162
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY

                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:


                                                    General
                                Assignees          Partners             Total
SERIES 4                       -----------       -----------        -----------

Balance at
 March 31, 1994               $ 3,930,293         $ (21,567)       $ 3,908,726

Net Loss                         (750,943)           (7,585)          (758,528)
                              ------------        ----------       ------------
Balance at
 March 31, 1995                 3,179,350           (29,152)         3,150,198

Net Loss                         (698,583)           (7,056)          (705,639)
                              ------------        ----------       ------------
Balance at
 March 31, 1996                 2,480,767           (36,208)         2,444,559

Net Loss                         (689,050)           (6,960)          (696,010)
                              ------------        ----------       ------------
Balance at
 March 31, 1997               $ 1,791,717         $ (43,168)       $ 1,748,549
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY

                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:


                                                    General
                                Assignees          Partners             Total
SERIES 5                       -----------       -----------        -----------

Balance at
 March 31, 1994               $ 5,388,090         $ (21,962)       $ 5,366,128

Net Loss                         (808,848)           (8,170)          (817,018)
                              ------------        ----------       ------------
Balance at
 March 31, 1995                 4,579,242           (30,132)         4,549,110

Net Loss                         (773,622)           (7,814)          (781,436)
                              ------------        ----------       ------------
Balance at
 March 31, 1996                 3,805,620           (37,946)         3,767,674

Net Loss                         (987,388)           (9,974)          (997,362)
                              ------------        ----------       ------------
Balance at
 March 31, 1997               $ 2,818,232         $ (47,920)       $ 2,770,312
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY

                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:


                                                    General
                                Assignees          Partners             Total
SERIES 6                       -----------       -----------        -----------

Balance at
 March 31, 1994               $ 7,130,304         $ (17,600)       $ 7,112,704

Net Loss                         (977,216)           (9,871)          (987,087)
                              ------------        ----------       ------------
Balance at
 March 31, 1995                 6,153,088           (27,471)         6,125,617

Net Loss                         (812,814)           (8,210)          (821,024)
                              ------------        ----------       ------------
Balance at
 March 31, 1996                 5,340,274           (35,681)         5,304,593

Net Loss                         (906,669)           (9,158)          (915,827)
                              ------------        ----------       ------------
Balance at
 March 31, 1997               $ 4,433,605         $ (44,839)       $ 4,388,766
                              ============        ==========       ============






                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY

                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:


                                                    General
                                Assignees          Partners             Total
TOTAL SERIES 2-6               -----------       -----------        -----------

Balance at
 March 31, 1994               $21,703,703         $(110,689)       $21,593,014

Net Loss                       (3,919,311)          (39,589)        (3,958,900)
                              ------------        ----------       ------------
Balance at
 March 31, 1995                17,784,392          (150,278)        17,634,114

Net Loss                       (3,336,631)          (33,703)        (3,370,334)
                              ------------        ----------       ------------
Balance at
 March 31, 1996                14,447,761          (183,981)        14,263,780

Net Loss                       (3,497,783)          (35,331)        (3,533,114)
                              ------------        ----------       ------------
Balance at
 March 31, 1997               $10,949,978         $(219,312)       $10,730,666
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:
                                    1997              1996               1995
SERIES 2                       -----------         ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                   $  (582,633)      $  (591,355)       $  (756,064)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                   2,369             4,812              5,288
     Accreted Interest Income
     on Investments in
     Securities                   (28,749)          (29,127)           (29,552)
     Equity in Losses of
      Project Partnerships        527,175           537,111            699,847
     Interest Income from Redemption
      of Securities                10,358             7,238              4,425
      Changes in Operating Assets
      and Liabilities:
       Decrease in Accounts
           Receivable                   0                 0                  0
       Increase in Payable to
         General Partners          34,728            35,578             41,534
                              ------------      ------------       ------------
         Net Cash Used in
         Operating
         Activities               (36,752)          (35,743)           (34,522)
                              ------------      ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                       0                 0                  0
   Acquisition Fees and
     Expenses                           0                 0                  0
   Distributions Received from
     Project Partnerships           6,497             8,762             16,944
   Redemption of Investment
     in Securities                 33,297            34,610             35,612
   Decrease in Payable to:
     Project Partnerships -
     Capital Contributions              0                 0                  0
                              ------------      ------------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                   39,794            43,372             52,556
                              ------------      ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                   3,042             7,629             18,034
Cash and Cash Equivalents at
 Beginning of Year                135,519           127,890            109,856
                              ------------      ------------       ------------
Cash and Cash Equivalents at
 End of Year                  $   138,561       $   135,519        $   127,890
                              ============      ============       ============
                      See accompanying notes to financial statements.
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:
                                    1997              1996               1995
SERIES 3                       -----------         ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                   $  (341,282)      $  (470,880)       $  (640,203)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                  (1,615)           (1,969)             7,961
     Accreted Interest Income
     on Investments in
     Securities                   (25,571)          (25,908)           (26,286)
     Equity in Losses of
      Project Partnerships        285,853           421,996            579,907
     Interest Income from Redemption
      of Securities                 9,212             6,437              3,917
      Changes in Operating Assets
      and Liabilities:
       Decrease in Accounts
           Receivable                   0                 0                  0
       Increase in Payable to
         General Partners          22,486            27,408             35,907
                              ------------      ------------       ------------
         Net Cash Used in
         Operating
         Activities               (50,917)          (42,916)           (38,797)
                              ------------      ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                       0                 0                  0
   Acquisition Fees and
     Expenses                           0                 0                  0
   Distributions Received from
     Project Partnerships          33,237            26,471             24,455
   Redemption of Investment
     in Securities                 29,617            30,785             31,695
   Decrease in Payable to:
     Project Partnerships -
     Capital Contributions              0                 0                  0
                              ------------      ------------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                   62,854            57,256             56,150
                              ------------      ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                  11,937            14,340             17,353
Cash and Cash Equivalents at
 Beginning of Year                 97,988            83,648             66,295
                              ------------      ------------       ------------
Cash and Cash Equivalents at
 End of Year                  $   109,925       $    97,988        $    83,648
                              ============      ============       ============
                      See accompanying notes to financial statements.
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:
                                    1997              1996               1995
SERIES 4                       -----------         ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                   $  (696,010)      $  (705,639)       $  (758,528)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                  (1,955)            3,390              4,162
     Accreted Interest Income
     on Investments in
     Securities                   (32,396)          (32,822)           (33,301)
     Equity in Losses of
      Project Partnerships        635,178           644,865            694,726
     Interest Income from Redemption
      of Securities                11,676             8,155              4,962
      Changes in Operating Assets
      and Liabilities:
       Decrease in Accounts
           Receivable                   0                 0                  0
       Increase in Payable to
         General Partners          33,284            37,155             43,395
                              ------------      ------------       ------------
         Net Cash Used in
         Operating
         Activities               (50,223)          (44,896)           (44,584)
                              ------------      ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                       0                 0                  0
   Acquisition Fees and
     Expenses                           0                 0                  0
   Distributions Received from
     Project Partnerships          16,968            15,751             19,502
   Redemption of Investment
     in Securities                 37,522            39,000             40,155
   Decrease in Payable to:
     Project Partnerships -
     Capital Contributions              0                 0                  0
                              ------------      ------------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                   54,490            54,751             59,657
                              ------------      ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                   4,267             9,855             15,073
Cash and Cash Equivalents at
 Beginning of Year                178,506           168,651            153,578
                              ------------      ------------       ------------
Cash and Cash Equivalents at
 End of Year                  $   182,773       $   178,506        $   168,651
                              ============      ============       ============
                      See accompanying notes to financial statements.
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:
                                    1997              1996               1995
SERIES 5                       -----------         ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                   $  (997,362)      $  (781,436)       $  (817,018)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                  11,006            12,752             11,404
     Accreted Interest Income
     on Investments in
     Securities                   (40,378)          (40,909)           (41,507)
     Equity in Losses of
      Project Partnerships        911,965           700,127            739,296
     Interest Income from Redemption
      of Securities                14,552            10,166              6,186
      Changes in Operating Assets
      and Liabilities:
       Decrease in Accounts
           Receivable                   0                 0                  0
       Increase in Payable to
         General Partners          34,644            32,942             49,740
                              ------------      ------------       ------------
         Net Cash Used in
         Operating
         Activities               (65,573)          (66,358)           (51,899)
                              ------------      ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                       0                 0             (3,179)
   Acquisition Fees and
     Expenses                           0                 0            (13,602)
   Distributions Received from
     Project Partnerships          20,264            26,233             26,197
   Redemption of Investment
     in Securities                 46,766            48,609             50,048
   Decrease in Payable to:
     Project Partnerships -
     Capital Contributions              0                 0           (109,508)
                              ------------      ------------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                   67,030            74,842            (50,044)
                              ------------      ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                   1,457             8,484           (101,943)
Cash and Cash Equivalents at
 Beginning of Year                257,549           249,065            351,008
                              ------------      ------------       ------------
Cash and Cash Equivalents at
 End of Year                  $   259,006       $   257,549        $   249,065
                              ============      ============       ============
                      See accompanying notes to financial statements.
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:
                                    1997              1996               1995
SERIES 6                       -----------         ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                   $  (915,827)       $ (821,024)        $ (987,087)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                  22,048            22,656             23,007
     Accreted Interest Income
     on Investments in
     Securities                   (30,456)          (30,458)           (30,196)
     Equity in Losses of
      Project Partnerships        805,310           710,986            875,023
     Interest Income from Redemption
      of Securities                 8,978             5,963              3,455
      Changes in Operating Assets
      and Liabilities:
       Decrease in Accounts
           Receivable                   0                 0             20,136
       Increase in Payable to
         General Partners          51,930            58,457             74,609
                               -----------       -----------       ------------
         Net Cash Used in
         Operating
         Activities               (58,017)          (53,420)           (21,053)
                               -----------        ----------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                       0                 0             23,322
   Acquisition Fees and
     Expenses                           0                 0                  0
   Distributions Received from
     Project Partnerships          29,740            21,796             24,535
   Redemption of Investment
     in Securities                 36,022            36,037             35,546
   Decrease in Payable to:
     Project Partnerships -
     Capital Contributions              0                 0                  0
                               -----------       -----------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                   65,762            57,833             83,403
                               -----------       -----------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                   7,745             4,413             62,350
Cash and Cash Equivalents at
 Beginning of Year                388,991           384,578            322,228
                               -----------       -----------       ------------
Cash and Cash Equivalents at
 End of Year                  $   396,736       $   388,991        $   384,578
                               ===========       ===========       ============
                      See accompanying notes to financial statements.
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995:
                                    1997              1996               1995
TOTAL SERIES 2-6               -----------         ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                   $(3,533,114)      $(3,370,334)       $(3,958,900)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                  31,853            41,641             51,822
     Accreted Interest Income
     on Investments in
     Securities                  (157,550)         (159,224)          (160,842)
     Equity in Losses of
      Project Partnerships      3,165,481         3,015,085          3,588,799
     Interest Income from Redemption
      of Securities                54,776            37,959             22,945
      Changes in Operating Assets
      and Liabilities:
       Decrease in Accounts
           Receivable                   0                 0             20,136
       Increase in Payable to
         General Partners         177,072           191,540            245,185
                              ------------      ------------       ------------
         Net Cash Used in
         Operating
         Activities              (261,482)         (243,333)          (190,855)
                              ------------      ------------       ------------
Cash Flows from Investing Activities:
   Investments in Project
     Partnerships                       0                 0             20,143
   Acquisition Fees and
     Expenses                           0                 0            (13,602)
   Distributions Received from
     Project Partnerships         106,706            99,013            111,633
   Redemption of Investment
     in Securities                183,224           189,041            193,056
   Decrease in Payable to:
     Project Partnerships -
     Capital Contributions              0                 0           (109,508)
                              ------------      ------------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                  289,930           288,054            201,722
                              ------------      ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                  28,448            44,721             10,867
Cash and Cash Equivalents at
 Beginning of Year              1,058,553         1,013,832          1,002,965
                              ------------      ------------       ------------
Cash and Cash Equivalents at
 End of Year                  $ 1,087,001       $ 1,058,553        $ 1,013,832
                              ============      ============       ============
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                               NOTES TO FINANCIAL STATEMENTS

                               MARCH 31, 1997, 1996 AND 1995

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partn-er, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 1997, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly-owned subsidiaries of Raymond James Financial, Inc., are the General Partner and the Managing General Partner, respectively. The Managing General Partner manages and controls the business of Gateway.

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and
$10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of March 31, 1997. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Investment in Securities

  Effective April 1, 1995, Gateway adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities (U. S. Government Security Strips) until maturity and to use these reserves to fund Gateway's ongoing operations. Interest income is recognized ratably on the U. S. Government Strips using the effective yield to maturity.

Offering and Commission Costs

  Offering and commission costs were charged against Assignees' Equity upon the admission of Limited Partners.

Income Taxes

  No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Reclassifications

  For comparability, the 1996 and 1995 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 1997.


NOTE 3 - INVESTMENT IN SECURITIES:

  The March 31, 1997 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $126,823 for Series 2, $112,807 for Series 3, $142,915 for
Series 4, $178,125 for Series 5 and $114,459 for Series 6.
For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates,
Inc.   A separate accounting is maintained for each series'
share of the investments.


                                                                  Gross
                                        Cost Plus              Unrealized
                     Estimated           Accreted               Gains and
                  Market Value           Interest                (Losses)

Series 2             $ 405,394           $392,487               $ 12,907
Series 3               360,473            349,109                 11,364
Series 4               456,863            442,285                 14,578
Series 5               569,245            551,252                 17,993
Series 6               443,040            439,527                  3,513

  As of March 31, 1997, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                         Series 2                Series 3

Due within 1 year                       $  45,757               $  40,699
After 1 year through 5 years              168,808                 150,150
After 5 years through 10 years            177,922                 158,260
                                        ---------               ---------
  Total Amount Carried on
      Balance Sheet                     $ 392,487               $ 349,109
                                        =========               =========

                                         Series 4                Series 5

Due within 1 year                       $  51,562               $  64,266
After 1 year through 5 years              190,223                 237,091
After 5 years through 10 years            200,500                 249,895
                                        ---------               ---------
  Total Amount Carried on
       Balance Sheet                    $ 442,285               $ 551,252
                                        =========               =========

                                         Series 6                   Total

Due within 1 year                       $  45,870               $ 248,154
After 1 year through 5 years              182,093                 928,365
After 5 years through 10 years            211,564                 998,141
                                        ---------               ---------
  Total Amount Carried on
       Balance Sheet                    $ 439,527              $2,174,660
                                        =========               =========


NOTE 4 - RELATED PARTY TRANSACTIONS:

  The Payable to General Partners primarily represents the asset management fees owed to the General Partners at the end of the period. It is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of Asset Management Fees payable classified as long-term on the Balance Sheet.

  The Payable to Project Partnerships represents unpaid capital contributions to the Project Partnerships and will be paid after certain performance criteria are met. Such contributions are in turn payable to the general partner of the Project Partnerships.

  For the years ended March 31, 1997, 1996 and 1995 the
General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Acquisition Fees - Acquisition fees are paid for services rendered by the Managing General Partner in selecting properties for acquisition and providing other services in connection with the acquisition of interests in Project Partnerships. The acquisition fees paid or payable to the General Partners will not exceed the amount that is equal to 8% of the gross proceeds. The fees paid are included in Investments in Project Partnerships on the Balance Sheets.

                   1997                  1996                   1995
                   ----                  ----                   ----

Series 2        $     0              $      0               $      0
Series 3              0                     0                      0
Series 4              0                     0                      0
Series 5              0                     0                 13,602
Series 6              0                     0                      0
                -------              --------               --------
  Total         $     0              $      0               $ 13,602
                =======              ========               ========

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

  Series 2     $ 68,889             $  68,998              $  69,024
  Series 3       63,792                63,927                 64,043
  Series 4       78,270                78,384                 78,571
  Series 5       96,844                97,010                 97,163
  Series 6      107,403               107,665                107,910
               --------             ---------              ---------
  Total        $415,198             $ 415,984              $ 416,711
               ========             =========              =========

  General and Administrative Expenses - The Managing General
Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

  Series 2     $  6,792             $   6,812               $  8,330
  Series 3        7,102                 7,104                  8,709
  Series 4        8,953                 8,978                 10,456
  Series 5       11,114                11,144                 13,682
  Series 6       11,732                11,765                 14,388
               --------             ---------               --------
  Total        $ 45,693             $  45,803               $ 55,565
               ========             =========               ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of March 31, 1997, the Partnership had acquired an interest in 22 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes.  The
Partnership, as the Investor Limited Partner pursuant to the
Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:
                                                        MARCH 31,     MARCH 31,
                                                           1997         1996
SERIES 2                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,524,678   $ 4,524,678

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 39,734        33,815

Cumulative equity in losses of
Project Partnerships (2)                              (4,022,371)   (3,495,196)

Cumulative distributions received
from Project Partnerships                                (51,621)      (45,124)

Acquisition fees and expenses                            390,838       390,838

Accumulated amortization of
acquisition fees and expenses                            (66,375)      (58,088)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $   814,883   $ 1,350,923
                                                     ============  ============
(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At March 31, 1997 and 1996 these excess costs were $205,718.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $145,935 for the year ended March 31, 1997 and cumulative suspended losses of $25,114 for the year ended March 31, 1996 are not included.

   As of March 31, 1997, the Partnership had acquired an interest in 23 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes.  The
Partnership, as the Investor Limited Partner pursuant to the
Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:
                                                        MARCH 31,     MARCH 31,
                                                           1997         1996
SERIES 3                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 3,888,713   $ 3,888,713

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 41,993        33,947

Cumulative equity in losses of
Project Partnerships (2)                              (3,623,613)   (3,337,760)

Cumulative distributions received
from Project Partnerships                               (143,977)     (110,740)

Acquisition fees and expenses                            491,746       491,746

Accumulated amortization of
acquisition fees and expenses                            (70,673)      (64,243)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $   584,189   $   901,663
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At March 31, 1997 and 1996 these excess costs were $213,147.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $569,390 for the year ended March 31, 1997 and cumulative suspended losses of $226,112 for the year ended March 31, 1996 are not included.

   As of March 31, 1997, the Partnership had acquired an interest in 29 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes.  The
Partnership, as the Investor Limited Partner pursuant to the
Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:
                                                        MARCH 31,     MARCH 31,
                                                           1997         1996
SERIES 4                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,952,519   $ 4,952,519

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 74,647        60,437

Cumulative equity in losses of
Project Partnerships (2)                              (4,003,381)   (3,368,203)

Cumulative distributions received
from Project Partnerships                                (76,251)      (59,283)

Acquisition fees and expenses                            562,967       562,967

Accumulated amortization of
acquisition fees and expenses                            (87,182)      (74,927)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 1,423,319   $ 2,073,510
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At March 31, 1997 these excess costs were $411,863 and at March 31, 1996 these excess costs were $430,637.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $106,365 for the year ended March 31, 1997 and cumulative suspended losses of $11,440 for the year ended March 31, 1996 are not included.

   As of March 31, 1997, the Partnership had acquired an interest in 36 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes.  The
Partnership, as the Investor Limited Partner pursuant to the
Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:
                                                        MARCH 31,     MARCH 31,
                                                           1997         1996
SERIES 5                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 6,164,472   $ 6,164,472

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 33,149        27,015

Cumulative equity in losses of
Project Partnerships (2)                              (4,378,628)   (3,466,663)

Cumulative distributions received
from Project Partnerships                               (105,135)      (84,871)

Acquisition fees and expenses                            650,837       650,837

Accumulated amortization of
acquisition fees and expenses                            (96,063)      (78,922)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $ 2,268,632   $ 3,211,868
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At March 31, 1997 and 1996 these excess costs were $214,636.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $25,401 for the year ended March 31, 1997 and cumulative suspended losses of $0 for the year ended March 31, 1996 are not included.

   As of March 31, 1997, the Partnership had acquired an interest in 38 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes.  The
Partnership, as the Investor Limited Partner pursuant to the
Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:
                                                        MARCH 31,     MARCH 31,
                                                           1997         1996
SERIES 6                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 7,462,215   $ 7,462,215

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 (2,849)       (2,253)

Cumulative equity in losses of
Project Partnerships (2)                              (4,132,896)   (3,327,586)

Cumulative distributions received
from Project Partnerships                                (93,172)      (63,432)

Acquisition fees and expenses                            785,179       785,179

Accumulated amortization of
acquisition fees and expenses                           (105,951)      (84,498)
                                                     ------------  ------------

Investments in
 Project Partnerships                                $ 3,912,526   $ 4,769,625
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At March 31, 1997 and 1996 these excess costs were ($20,841).
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $89,395 for the year ended March 31, 1997 and cumulative suspended losses of $11,517 for the year ended March 31, 1996 are not included.

   The following is a summary of Investments in Project
Partnerships:

                                                        MARCH 31,     MARCH 31,
                                                           1997         1996
TOTAL SERIES 2 - 6                                     ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                               $ 26,992,597  $ 26,992,597

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                186,674       152,961

Cumulative equity in losses of
Project Partnerships                                 (20,160,889)  (16,995,408)

Cumulative distributions received
from Project Partnerships                               (470,156)     (363,450)

Acquisition fees and expenses                          2,881,567     2,881,567

Accumulated amortization of
acquisition fees and expenses                           (426,244)     (360,678)
                                                    ------------- -------------

Investments in
 Project Partnerships                               $  9,003,549  $ 12,307,589
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

                                      1996            1995             1994
SERIES 2                       -----------        ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets            $  1,604,887      $  1,422,846       $  1,227,646
   Investment properties,
      net                      22,550,031        23,440,185         24,354,185
   Other assets                       770             2,731              5,582
                             -------------     -------------      -------------
     Total assets            $ 24,155,688      $ 24,865,762       $ 25,587,413
                             =============     =============      =============
Liabilities and Partners' Equity
   Current liabilities       $    475,053      $    467,189       $    553,699
   Long-term debt              23,263,436        23,307,700         23,318,249
                             -------------     -------------      -------------
     Total liabilities         23,738,489        23,774,889         23,871,948

Partners' Equity
   Limited Partner                340,514           997,378          1,525,449
   General Partners                76,685            93,495            190,016
                             -------------     -------------       ------------
                                  417,199         1,090,873          1,715,465
     Total liabilities and
     partners' equity        $ 24,155,688      $ 24,865,762       $ 25,587,413
                             =============     =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income      $  3,877,838      $  3,769,724       $  3,697,671
Expenses:
   Operating expenses           1,505,411         1,360,644          1,347,826
   Interest expense             2,087,442         2,069,305          2,085,887
   Depreciation and
     amortization                 939,525           959,697            970,876
                             -------------     -------------      -------------
     Total expenses             4,532,378         4,389,646          4,404,589

       Net loss              $   (654,540)     $   (619,922)      $   (706,918)
                             =============     =============      =============
   Other partners' share
    of net loss              $     (6,544)     $    (57,697)      $     (7,071)
   Partnership's share
    of net loss              $   (647,996)     $   (562,225)      $   (699,847)
     Suspended loss               120,821            25,114                  0
                             -------------     -------------      -------------
   Equity in Loss of
      Project Partnerships   $   (527,175)     $   (537,111)      $   (699,847)
                             =============     =============      =============
As of December 31, 1996, the largest Project Partnership constituted 12.2% and 13.6%, and as of December 31, 1995 the largest Project Partnership constituted 12.3% and 13.7% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

                                      1996            1995             1994
SERIES 3                       -----------        ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets            $  1,983,148      $  1,836,034       $  1,772,802
   Investment properties,
      net                      19,791,394        20,657,451         21,463,028
   Other assets                   225,290           231,762            242,374
                             -------------     -------------      -------------
     Total assets            $ 21,999,832      $ 22,725,247       $ 23,478,204
                             =============     =============      =============
Liabilities and Partners' Equity
   Current liabilities       $    496,156      $    466,740       $    551,949
   Long-term debt              21,846,525        21,901,006         21,947,967
                             -------------     -------------      -------------
     Total liabilities         22,342,681        22,367,746         22,499,916

Partners' Equity
   Limited Partner               (680,352)          (17,911)           610,805
   General Partners               337,503           375,412            367,483
                             -------------     -------------       ------------
                                 (342,849)          357,501            978,288
     Total liabilities and
     partners' equity        $ 21,999,832      $ 22,725,247       $ 23,478,204
                             =============     =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income      $  3,860,435      $  3,785,907       $  3,790,124
Expenses:
   Operating expenses           1,543,041         1,443,838          1,357,999
   Interest expense             2,029,124         2,023,990          2,072,627
   Depreciation and
     amortization                 925,984           940,084            973,197
                             -------------     -------------      -------------
     Total expenses             4,498,149         4,407,912          4,403,823

       Net loss              $   (637,714)     $   (622,005)      $   (613,699)
                             =============     =============      =============
   Other partners' share
    of net loss              $     (8,583)     $     (9,145)      $      1,456
   Partnership's share
    of net loss              $   (629,131)     $   (612,860)      $   (615,155)
     Suspended loss               343,278           190,864             35,248
                             -------------     -------------      -------------
   Equity in Loss of
      Project Partnerships   $   (285,853)     $   (421,996)      $   (579,907)
                             =============     =============      =============
As of December 31, 1996, the largest Project Partnership constituted 7.5% and 6.5%, and as of December 31, 1995 the largest
Project Partnership constituted 7.4% and 6.3% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

                                      1996            1995             1994
SERIES 4                       -----------        ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets            $  1,953,151      $  1,843,416       $  1,712,216
   Investment properties,
      net                      26,300,477        27,277,952         28,303,182
   Other assets                     9,547            10,644             12,852
                             -------------     -------------      -------------
     Total assets            $ 28,263,175      $ 29,132,012       $ 30,028,250
                             =============     =============      =============
Liabilities and Partners' Equity
   Current liabilities       $    586,126      $    623,562       $    697,174
   Long-term debt              26,621,848        26,667,967         26,743,281
                             -------------     -------------      -------------
     Total liabilities         27,207,974        27,291,529         27,440,455

Partners' Equity
   Limited Partner                801,544         1,551,613          2,235,019
   General Partners               253,657           288,870            352,776
                             -------------     -------------       ------------
                                1,055,201         1,840,483          2,587,795
     Total liabilities and
     partners' equity        $ 28,263,175      $ 29,132,012       $ 30,028,250
                             =============     =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income      $  4,496,298      $  4,453,375       $  4,393,027
Expenses:
   Operating expenses           1,846,670         1,806,691          1,645,623
   Interest expense             2,330,476         2,320,449          2,397,253
   Depreciation and
     amortization               1,043,887         1,047,484          1,063,024
                             -------------     -------------      -------------
     Total expenses             5,221,033         5,174,624          5,105,900

       Net loss              $   (724,735)     $   (721,249)      $   (712,873)
                             =============     =============      =============
   Other partners' share
    of net loss              $      5,368      $    (64,944)      $    (18,147)
   Partnership's share
    of net loss              $   (730,103)     $   (656,305)      $   (694,726)
     Suspended loss                94,925            11,440                  0
                             -------------     -------------      -------------
   Equity in Loss of
      Project Partnerships   $   (635,178)     $   (644,865)      $   (694,726)
                             =============     =============      =============
As of December 31, 1996, the largest Project Partnership constituted 5.9% and 5.7%, and as of December 31, 1995 the largest
Project Partnership constituted 5.9% and 5.8% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

                                      1996            1995             1994
SERIES 5                       -----------        ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets            $  2,490,991      $  2,177,936       $  1,983,020
   Investment properties,
      net                      32,973,118        34,303,980         35,493,982
   Other assets                     1,056             3,876             15,052
                             -------------     -------------      -------------
     Total assets            $ 35,465,165      $ 36,485,792       $ 37,492,054
                             =============     =============      =============
Liabilities and Partners' Equity
   Current liabilities       $    814,225      $    776,819       $  1,016,261
   Long-term debt              32,902,094        32,969,419         33,030,862
                             -------------     -------------      -------------
     Total liabilities         33,716,319        33,746,238         34,047,123

Partners' Equity
   Limited Partner              1,770,278         2,675,680          3,496,164
   General Partners               (21,432)           63,874            (51,233)
                             -------------     -------------       ------------
                                1,748,846         2,739,554          3,444,931
     Total liabilities and
     partners' equity        $ 35,466,165      $ 36,485,792       $ 37,492,054
                             =============     =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income      $  5,464,443      $  5,378,749       $  5,295,875
Expenses:
   Operating expenses           2,241,929         1,990,169          1,903,192
   Interest expense             2,788,862         2,819,869          2,804,829
   Depreciation and
     amortization               1,380,487         1,219,766          1,423,401
                             -------------     -------------      -------------
     Total expenses             6,411,278         6,029,804          6,131,422

       Net loss              $   (946,835)     $   (651,055)      $   (835,547)
                             =============     =============      =============
   Other partners' share
    of net loss              $     (9,469)     $     49,072       $    (96,251)
   Partnership's share
    of net loss              $   (937,366)     $   (700,127)      $   (739,296)
     Suspended loss                25,401                 0                  0
                             -------------     -------------      -------------
   Equity in Loss of
      Project Partnerships   $   (911,965)     $   (700,127)      $   (739,296)
                             =============     =============      =============
As of December 31, 1996, the largest Project Partnership constituted 8.1% and 7.9%, and as of December 31, 1995 the largest
Project Partnership constituted 8.0% and 7.9% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

                                      1996            1995             1994
SERIES 6                       -----------        ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets            $  2,723,043      $  2,426,332       $  2,038,027
   Investment properties,
      net                      37,084,577        38,474,916         39,885,897
   Other assets                    16,953            28,774             46,328
                             -------------     -------------      -------------
     Total assets            $ 39,824,573      $ 40,930,022       $ 41,970,252
                             =============     =============      =============
Liabilities and Partners' Equity
   Current liabilities       $    905,627      $    976,499       $  1,108,370
   Long-term debt              35,857,657        35,963,608         36,062,397
                             -------------     -------------      -------------
     Total liabilities         36,763,284        36,940,107         37,170,767

Partners' Equity
   Limited Partner              3,184,723         4,124,702          4,850,592
   General Partners              (123,434)         (134,787)           (51,107)
                             -------------     -------------       ------------
                                3,061,289         3,989,915          4,799,485
     Total liabilities and
     partners' equity        $ 39,824,573      $ 40,930,022       $ 41,970,252
                             =============     =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income      $  5,752,444      $  5,656,081       $  5,503,738
Expenses:
   Operating expenses           2,230,157         2,049,620          1,950,723
   Interest expense             2,938,880         2,927,990          2,877,638
   Depreciation and
     amortization               1,477,003         1,437,632          1,564,347
                             -------------     -------------      -------------
     Total expenses             6,646,040         6,415,242          6,392,708

       Net loss              $   (893,596)     $   (759,161)      $   (888,970)
                             =============     =============      =============
   Other partners' share
    of net loss              $    (10,408)     $    (36,658)      $    (13,947)
   Partnership's share
    of net loss              $   (883,188)     $   (722,503)      $   (875,023)
     Suspended loss                77,878            11,517                  0
                             -------------     -------------      -------------
   Equity in Loss of
      Project Partnerships   $   (805,310)     $   (710,986)      $   (875,023)
                             =============     =============      =============
As of December 31, 1996, the largest Project Partnership constituted 7.0% and 6.7%, and as of December 31, 1995 the largest
Project Partnership constituted 7.0% and 6.7% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

                                   1997              1996              1994
TOTAL SERIES 2-6               -----------        ----------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets            $ 10,755,220      $  9,706,564       $  8,733,711
   Investment properties,
      net                     138,699,597       144,154,484        149,500,274
   Other assets                   253,616           277,787            322,188
                             -------------     -------------      -------------
     Total assets            $149,708,433      $154,138,835       $158,556,173
                             =============     =============      =============
Liabilities and Partners' Equity
   Current liabilities       $  3,277,187      $  3,310,809       $  3,927,453
   Long-term debt             140,491,560       140,809,700        141,102,756
                             -------------     -------------      -------------
     Total liabilities        143,768,747       144,120,509        145,030,209

Partners' Equity
   Limited Partner              5,416,707         9,331,462         12,718,029
   General Partners               522,979           686,864            807,935
                             -------------     -------------       ------------
                                5,939,686        10,018,326         13,525,964
     Total liabilities and
     partners' equity        $149,708,433      $154,138,835       $158,556,173
                             =============     =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income      $ 23,451,458      $ 23,043,836       $ 22,680,435
Expenses:
   Operating expenses           9,367,208         8,650,962          8,205,363
   Interest expense            12,174,784        12,161,603         12,238,234
   Depreciation and
     amortization               5,766,886         5,604,663          5,994,845
                             -------------     -------------      -------------
     Total expenses            27,308,878        26,417,228         26,438,442

       Net loss              $ (3,857,420)     $ (3,373,392)      $ (3,758,007)
                             =============     =============      =============
   Other partners' share
    of net loss              $    (29,636)     $   (119,372)      $   (133,960)
   Partnership's share
    of net loss              $ (3,827,784)     $ (3,254,020)      $ (3,624,047)
     Suspended loss               662,303           238,935             35,248
                             -------------     -------------      -------------
   Equity in Loss of
      Project Partnerships   $ (3,165,481)     $ (3,015,085)      $ (3,588,799)
                             =============     =============      =============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income
(loss) for tax purposes:

                                      1997            1996             1995
SERIES 2                       -----------        ----------     --------------

Net Loss per Financial
  Statements                 $   (582,633)     $   (591,355)      $   (756,064)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes               (260,440)         (161,662)           (42,854)

Adjustments to convert March 31,
fiscal year end to
December 31, taxable year
end                                (1,569)           (1,153)              (672)

Items Expensed for Financial
Statement purposes not
expenses for Tax purposes:
  Asset Management Fee             35,831            35,373             40,700
  Amortization Expense              4,458             6,347              5,298
                             -------------     -------------      -------------
Partnership loss for tax
purposes as of
December 31                  $   (804,353)     $   (712,450)      $   (753,592)
                             =============     =============      =============

Federal Low Income            December 31,      December 31,       December 31,
Housing Tax Credits               1996              1995                1994
                              ------------      ------------       ------------

                             $   1,031,197     $   1,030,475      $   1,030,475
                             =============     =============      =============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income
(loss) for tax purposes:

                                      1997            1996             1995
SERIES 3                       -----------        ----------     --------------

Net Loss per Financial
  Statements                 $   (341,282)     $   (470,880)      $   (640,203)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes               (401,234)         (259,712)           (79,751)

Adjustments to convert March 31,
fiscal year end to
December 31, taxable year
end                                 5,884            (9,853)              (374)

Items Expensed for Financial
Statement purposes not
expenses for Tax purposes:
  Asset Management Fee             23,595            27,250             34,835
  Amortization Expense             (6,985)            7,998              7,576
                             -------------     -------------      -------------
Partnership loss for tax
purposes as of
December 31                  $   (720,022)     $   (705,197)      $   (677,917)
                             =============     =============      =============

Federal Low Income            December 31,      December 31,       December 31,
Housing Tax Credits               1996              1995                1994
                              ------------      ------------       ------------

                             $     972,146     $     969,257      $     967,994
                             =============     =============      =============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income
(loss) for tax purposes:

                                      1997            1996             1995
SERIES 4                       -----------        ----------     --------------

Net Loss per Financial
  Statements                 $   (696,010)     $   (705,639)      $   (758,528)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes               (289,799)         (238,452)          (154,906)

Adjustments to convert March 31,
fiscal year end to
December 31, taxable year
end                                (1,830)           (1,631)            (1,218)

Items Expensed for Financial
Statement purposes not
expenses for Tax purposes:
  Asset Management Fee             34,607            37,087             42,017
  Amortization Expense              2,340             5,283              4,597
                             -------------     -------------      -------------
Partnership loss for tax
purposes as of
December 31                  $   (950,692)     $   (903,352)      $   (868,038)
                             =============     =============      =============

Federal Low Income            December 31,      December 31,       December 31,
Housing Tax Credits               1996              1995                1994
                              ------------      ------------       ------------

                             $   1,177,678     $   1,177,678      $   1,175,921
                             =============     =============      =============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income
(loss) for tax purposes:

                                      1997            1996             1995
SERIES 5                       -----------        ----------     --------------

Net Loss per Financial
  Statements                 $   (997,362)     $   (781,436)      $   (817,018)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes               (137,165)         (238,351)           (90,158)

Adjustments to convert March 31,
fiscal year end to
December 31, taxable year
end                                  (330)              369                403

Items Expensed for Financial
Statement purposes not
expenses for Tax purposes:
  Asset Management Fee             36,383            34,228             46,030
  Amortization Expense             12,854            11,505             14,372
                             -------------     -------------      -------------
Partnership loss for tax
purposes as of
December 31                  $ (1,085,620)     $   (973,685)      $   (846,371)
                             =============     =============      =============

Federal Low Income            December 31,      December 31,       December 31,
Housing Tax Credits               1996              1995                1994
                              ------------      ------------       ------------

                             $   1,433,003     $   1,432,379      $   1,412,102
                             =============     =============      =============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income
(loss) for tax purposes:

                                      1997            1996             1995
SERIES 6                       -----------        ----------     --------------

Net Loss per Financial
  Statements                 $   (915,827)     $   (821,024)      $   (987,087)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes               (292,116)         (349,531)          (250,067)

Adjustments to convert March 31,
fiscal year end to
December 31, taxable year
end                                   319            (1,658)            (4,099)

Items Expensed for Financial
Statement purposes not
expenses for Tax purposes:
  Asset Management Fee             53,770            60,312             72,030
  Amortization Expense             22,377            23,661             24,781
                             -------------     -------------      -------------
Partnership loss for tax
purposes as of
December 31                  $ (1,131,477)     $ (1,088,240)      $ (1,144,442)
                             =============     =============      =============

Federal Low Income            December 31,      December 31,       December 31,
Housing Tax Credits               1996              1995                1994
                              ------------      ------------       ------------

                             $   1,688,064     $   1,687,904      $   1,650,439
                             =============     =============      =============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income
(loss) for tax purposes:

                                      1997            1996             1995
TOTAL SERIES 2-6               -----------        ----------     --------------

Net Loss per Financial
  Statements                 $ (3,533,114)     $ (3,370,334)      $ (3,958,900)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes             (1,380,754)       (1,247 708)          (617,736)

Adjustments to convert March 31,
fiscal year end to
December 31, taxable year
end                                 2,474           (13,926)            (5,960)

Items Expensed for Financial
Statement purposes not
expenses for Tax purposes:
  Asset Management Fee            184,186           194,250            235,612
  Amortization Expense             35,044            54,794             56,624
                             -------------     -------------      -------------
Partnership loss for tax
purposes as of
December 31                  $ (4,692,164)     $ (4,382,924)      $ (4,290,360)
                             =============     =============      =============

The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $880,000 higher for Series 2, $715,000 higher for Series 3, $1,300,000 higher for Series 4, $740,000 higher for Series 5 and $990,000 higher for Series 6 for financial reporting purposes than for tax return purposes because
(i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.
Vincent & Voss
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Springwood Apartments Limited Partnership
Westfield, New York

We have audited the accompanying balance sheets of Springwood Apartments Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 31, 1997 on our consideration of Springwood Apartments Limited Partnership internal control structure and compliance with laws and regulations.


/s/ Vincent & Voss
Certified Public Accountants

January 31, 1997

Vincent & Voss
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Cherrytree Apartments Limited Partnership
Albion, PA

We have audited the accompanying balance sheets of Cherrytree Apartments (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherrytree Apartments Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 30, 1997 on our consideration of Cherrytree Apartments Limited Partnership internal control structure and compliance with laws and regulations.


/s/ Vincent & Voss
Certified Public Accountants

January 30, 1997

Vincent & Voss
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Wynnwood Common Associates
Fairchance, PA

We have audited the accompanying balance sheets of Wynnwood Common Associates, (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wynnwood Common Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 1997 on our consideration of Wynnwood Commons Associates internal control structure and compliance with laws and regulations.


/s/ Vincent & Voss

January 23, 1997

Vincent & Voss
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Stony Creek Commons Limited Partnership
Hooversville, Pennsylvania

We have audited the accompanying balance sheets of Stony Creek Commons (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stony Creek Commons Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 28, 1997 on our consideration of Stony Creek Commons Limited Partnership's internal control structure and compliance with laws and regulations.


/s/ Vincent & Voss

January 28, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Richland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Richland Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1848044, as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richland Elderly Housing, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Richland Elderly Housing, Ltd.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Pearson Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Pearson Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1848042, as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pearson Elderly Housing, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Pearson Elderly Housing, Ltd.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Lake Park Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lake Park Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1844429, as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Park Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Lake Park Apartments, Ltd.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Lakeland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lakeland Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1898054, as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Elderly Housing, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Lakeland Elderly Housing, Ltd.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Woodland Terrace Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Woodland Terrace Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1854412, as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodland Terrace Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Woodland Terrace Apartments, Ltd.'s internal control structure and its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Manchester Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Manchester Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1845215, as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manchester Housing, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Manchester Housing, Ltd.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Heritage Villas, L.P.
McRae, Georgia

We have audited the accompanying balance sheets of Heritage Villas, L.P. (A Limited Partnership), Federal ID #: 58-1898056, as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Villas, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 7, 1997 on our consideration of Heritage Villas, L.P.'s internal control structure and its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

February 7, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Crisp Properties, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Crisp Properties, L.P. (A Limited Partnership), Federal ID No.: 58-1910783, as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crisp Properties, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Crisp Properties, L.P.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Blackshear Apartments, L.P., Phase II
Valdosta, Georgia

We have audited the accompanying balance sheets of Blackshear Apartments, L.P., Phase II (A Limited Partnership), Federal ID No.:
58-1925616, as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackshear Apartments, L.P., Phase II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Blackshear Apartments, L.P.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Crawford Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Crawford Rental Housing, L.P. (A Limited Partnership), Federal ID No.: 58-1850761, as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crawford Rental Housing, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Crawford Rental Housing, L.P.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Shellman Housing, L.P.
(A Limited Partnership)
Valdosta, Georgia

We have audited the accompanying balance sheets of Shellman Housing, L.P. (A Limited Partnership), Federal ID No.: 58-1917615, as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shellman Housing L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Shellman Housing L.P.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Greensboro Properties, L.P., Phase II
Valdosta, Georgia

We have audited the accompanying balance sheets of Greensboro Properties, L.P., Phase II (A Limited Partnership), Federal ID No.:
58-1915804, as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greensboro Properties, L.P., Phase II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Greensboro Properties, L.P., Phase II's internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Pine Terrace Apartments, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Pine Terrace Apartments, L.P. (A Limited Partnership), Federal ID No.: 58-1918382, as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Terrace Apartments, L.P.. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Pine Terrace Apartments, L.P.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Dawson Elderly, L.P.
Dawson, Georgia

We have audited the accompanying balance sheet of Dawson Elderly, L.P. (A Limited Partnership), Federal ID No.: 58-1966658, as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Elderly, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Dawson Elderly, L.P.'s internal control structure and compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30367
PHONE:  404-892-9651
FAX:  404-876-4328

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Piedmont Development Company
of Lamar County, Ltd., (L.P.)

We have audited the accompanying balance sheets of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD., L.P. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 1997 on our consideration of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD., L.P.'s internal control structure and a report dated February 23, 1997 on its compliance with laws and regulations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD., (L.P.) as of December 31, 1996 and 1995, and the results of its operations, its partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 23, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Sylacauga Heritage Apartments Ltd.
Sylacauga, AL

I have audited the accompanying balance sheets of Sylacauga Heritage Apartments, Ltd., a limited partnership, RHS Project No.:
01-061-631025601 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Heritage Apartments, Ltd., RHS Project No.: 01-061-
631025601 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-
8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 20, 1997 on my consideration of Sylacauga Heritage Apartments, Ltd., internal control structure and a report dated February 20, 1997 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

February 20, 1997

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Logansport Seniors Apartments, A Louisiana Partnership in Commendam Mansfield, Louisiana

We have audited the accompanying balance sheets of Logansport Seniors Apartments, A Louisiana Partnership in Commendam at December 31, 1996 and December 31, 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logansport Seniors Apartments, A Louisiana Partnership in Commendam at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1997 on our consideration of Logansport Seniors Apartments' internal control structure and a report dated February 3, 1997 on its compliance with laws and regulations.


/s/ Cole, Evans & Peterson
Certified Public Accountants

February 3, 1997

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Tarpon Heights Apartments,
A Louisiana Partnership in Commendam
Mansfield, Louisiana


We have audited the accompanying balance sheets of Tarpon Heights Apartments, A Louisiana Partnership in Commendam at December 31, 1996 and December 31, 1995, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tarpon Heights Apartments, A Louisiana Partnership in Commendam at
December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1997 on our consideration of Tarpon Height Apartments' internal control structure and a report dated February 3, 1997 on its compliance with laws and regulations.


/s/ Cole, Evans & Peterson

February 3, 1997

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
The Oaks Apartments,
A Louisiana Partnership in Commendam
Mansfield, Louisiana


We have audited the accompanying balance sheets of The Oaks Apartments, A Louisiana Partnership in Commendam at December 31, 1996 and December 31, 1995, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Oaks Apartments, A Louisiana Partnership in Commendam at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1997 on our consideration of The Oaks Apartments, A Louisiana Partnership in Commendam's internal control structure and a report dated February 3, 1997 on its compliance with laws and regulations.


/s/ Cole, Evans & Peterson

February 3, 1997

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Sonora Seniors Apartments, Ltd.
Mansfield, Louisiana


We have audited the accompanying balance sheets of Sonora Seniors Apartments, Ltd. at December 31, 1996 and December 31, 1995, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonora Seniors Apartments, Ltd. at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1997 on our consideration of Sonora Seniors Apartments, Ltd.'s internal control structure and a report dated February 4, 1997 on its compliance with laws and regulations.


/s/ Cole, Evans & Peterson

February 4, 1997

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Fredericksburg Seniors Apartments, Ltd.
Mansfield, Louisiana


We have audited the accompanying balance sheets of Fredericksburg Seniors Apartments, Ltd. at December 31, 1996 and December 31, 1995, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fredericksburg Seniors Apartments, Ltd. at December 31, 1996 and
December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1997 on our consideration of Fredericksburg Seniors Apartment's internal control structure and a report dated February 3, 1997 on its compliance with laws and regulations.


/s/ Cole, Evans & Peterson

February 3, 1997

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Brackettville Seniors Apartments, Ltd.
Mansfield, Louisiana


We have audited the accompanying balance sheets of Brackettville Seniors Apartments, Ltd. at December 31, 1996 and December 31, 1995, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brackettville Seniors Apartments, Ltd. at December 31, 1996 and
December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1997 on our consideration of Brackettville Seniors Apartments, LTD.'s internal control structure and a report dated January 30, 1997 on its compliance with laws and regulations.


/s/ Cole, Evans & Peterson

January 30, 1997

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Timpson Seniors Apartments, Ltd.
Mansfield, Louisiana


We have audited the accompanying balance sheets of Timpson Seniors Apartments, Ltd. at December 31, 1996 and December 31, 1995, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timpson Seniors Apartments, Ltd. at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Timpson Seniors Apartments' internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.


/s/ Cole, Evans & Peterson

January 31, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Charleston Properties, A Limited Partnership
D/B/A Wingate Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of CHARLESTON PROPERTIES, A LIMITED PARTNERSHIP, D/B/A WINGATE APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CHARLESTON PROPERTIES, A LIMITED PARTNERSHIP, D/B/A WINGATE
APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 1997, on our consideration of the internal control structure of CHARLESTON PROPERTIES, A LIMITED PARTNERSHIP, D/B/A WINGATE APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 21, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Sallisaw Properties II, A Limited Partnership
D/B/A Mayfair Place II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SALLISAW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE II APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SALLISAW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE II APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1997, on our consideration of the internal control structure of SALLISAW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE II APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
February 21, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Pocola Properties, A Limited Partnership
D/B/A North Gate Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of POCOLA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A NORTH GATE APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POCOLA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A NORTH GATE APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997, on our consideration of the internal control structure of POCOLA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A NORTH GATE APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 17, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Poteau Properties II, A Limited Partnership
D/B/A North Pointe Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of POTEAU PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A NORTH POINTE APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POTEAU PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A NORTH POINTE APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 1997, on our consideration of the internal control structure of POTEAU PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A NORTH POINTE APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 26, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Nowata Properties, A Limited Partnership
D/B/A Cross Creek II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of NOWATA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A CROSS CREEK II APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NOWATA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A CROSS CREEK II APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1997, on our consideration of the internal control structure of NOWATA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A CROSS CREEK II APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 21, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Pocola Properties II, A Limited Partnership
D/B/A Mayfair Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SALLISAW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SALLISAW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE
APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 1997, on our consideration of the internal control structure of SALLISAW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 21, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Roland Properties II, A Limited Partnership
D/B/A Woodland Hills II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of ROLAND
PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A WOODLAND HILLS II
APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLAND PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A WOODLAND HILLS II APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 1997, on our consideration of the internal control structure of ROLAND PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A WOODLAND HILLS II APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
February 21, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Sallisaw Properties, A Limited Partnership
D/B/A Mayfair Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SALLISAW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SALLISAW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE
APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 1997, on our consideration of the internal control structure of SALLISAW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 21, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Stilwell Properties, A Limited Partnership
D/B/A Skywood Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of STILWELL PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SKYWOOD APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STILWELL PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SKYWOOD
APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 1997, on our consideration of the internal control structure of STILWELL PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SKYWOOD APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 26, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Stilwell Properties II, A Limited Partnership
D/B/A Skywood II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of STILWELL PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A SKYWOOD II APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STILWELL PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A SKYWOOD II
APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 1997, on our consideration of the internal control structure of STILWELL PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A SKYWOOD II APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 26, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Westville Properties, A Limited Partnership
D/B/A Greystone Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of WESTVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A GREYSTONE PLACE APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WESTVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A GREYSTONE PLACE APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 1997, on our consideration of the internal control structure of WESTVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A GREYSTONE PLACE APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 26, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Mill Creek Properties V, A Limited Partnership
D/B/A Mill Creek Apartments V
Fort Smith, Arkansas

We have audited the accompanying balance sheets of MILL CREEK PROPERTIES V, A LIMITED PARTNERSHIP, D/B/A MILL CREEK APARTMENTS V as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MILL CREEK PROPERTIES V, A LIMITED PARTNERSHIP, D/B/A MILL CREEK APARTMENTS V as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 1997, on our consideration of the internal control structure of MILL CREEK PROPERTIES V, A LIMITED PARTNERSHIP, D/B/A MILL CREEK APARTMENTS V and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 26, 1997

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Parsons Properties, A Limited Partnership
D/B/A Silver Stone Place
Fort Smith, Arkansas

We have audited the accompanying balance sheets of PARSONS PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SILVER STONE PLACE as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PARSONS PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SILVER STONE PLACE as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 1997, on our consideration of the internal control structure of PARSONS PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SILVER STONE PLACE and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 21, 1997

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Inverness Club, Ltd., L.P.
(A Georgia Limited Partnership)
Valdosta,  Georgia

We have audited the accompanying balance sheets of Inverness Club, Ltd., L.P. (A Georgia Limited Partnership), FmHA Project No.: 09-009-581808620, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inverness Club, Ltd., L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1997 on our consideration of Inverness Club, Ltd., L.P.'s internal control structure and a report dated January 27, 1997 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 27, 1997

Reznick, Fedder & Silverman
P.O. Box 501298
Atlanta, GA 31150-1298
PHONE:  770-844-0644
FAX:  770-844-7363

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Carrollton Club, Ltd., L.P.

We have audited the accompanying balance sheets of Carrollton Club, Ltd., L.P., RHS Project No.: 10-22-58188314, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Club, Ltd., L.P., RHS Project No.: 10-22-58188314, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 22, 1997 on our consideration of Carrollton Club, Ltd., L.P.'s internal control structure and on its compliance with laws and regulations.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia
January 22, 1997

Grana & Teibel, CPAs, P.C.
300 Corporate Parkway, Suite 116 North
Amherst, NY 14226
PHONE:  716-862-4270
FAX:  716-862-0007

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To The Partners of
Lewiston Limited Partnership
Case No. 37-32-161349932 and
RECD Housing Director
166 Washington Avenue
Batavia, New York 14020

We have audited the accompanying balance sheets of Lewiston Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewiston Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1997 on our consideration of Lewiston Limited Partnership's internal control structure and a report dated January 22, 1997 on its compliance with laws and regulations.


/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants

January 22, 1997

VanRheenen & Miller, Ltd. CPA
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Partners
Lancaster House, An Arkansas Limited Partnership
D/B/A Pebble Creek Apartments
321 East 4th Street
Mountain Home,  AR  72653

We have audited the accompanying balance sheet of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments, as of December 31, 1996 and 1995, and the related statements of income, changes in owners' equity, and cash flows for the years then ended. These financial statements and the supplemental financial information referred to above are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the provisions of Office of Management and Budget (OMB) Circular A-128, 'Audits of State and Local Governments'. Those standards and OMB Circular A-128 require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments' internal control structure and a report dated February 5, 1997 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying financial information listed as supplemental financial information in the table of contents is presented for purposes of additional analysis and is not a required part of the financial statements of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.


/s/ VanRheenen & Miller, Ltd. CPA
Certified Public Accountants

February 5, 1997

Leavitt, Christensen & Co.
960 Broadway Avenue, Suite 505
Boise, ID 83706
PHONE:  208-336-8666
FAX:  208-336-8741

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Managing General Partner
Haines Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Haines Associates Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the Rural Development Audit Program issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haines Associates Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 25, 1997 on our consideration of Haines Associates Limited Partnership's internal control structure and on its compliance with laws and regulations.

The Partnership has filed tax returns with the Internal Revenue Service which allow the partners to receive the benefit of a low income housing tax credit. Because the qualifying standards of the low income housing tax credit are different than the requirements of the loan agreement and the interest credit agreements, and due to the fact that the low income housing tax credit relates to income taxes which are the responsibility of the individual partners, the scope of these audits were not designed or intended to audit the compliance with the various low income housing tax credit laws. Therefore, these audits can not be relied on to give assurances with regard to compliance with any low income housing tax credit laws.


/s/ Leavitt, Christensen & Co.
Certified Public Accountants

January 25, 1997

Oscar N. Harris Associates, P.A.
100 East Cumberland Street
Dunn, NC 28334
PHONE:  910-892-1021
FAX:  910-892-6084

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Woodcrest Associates of South Boston,  VA, LTD.
Charlotte, North Carolina

We have audited the accompanying balance sheets of Woodcrest Associates of South Boston, VA, LTD. as of December 31, 1996 and 1995, and the related statements of partners' capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcrest Associates of South Boston, VA, LTD. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Woodcrest Associates of South Boston, VA, LTD's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.


/s/ Oscar N. Harris Associates, P.A.
Certified Public Accountants

January 31, 1997

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Norton Green Limited Partnership

I have audited the accompanying balance sheets of Norton Green Limited Partnership, D/B/A Norton Green Apartments, as of December 31, 1996 and 1995, and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norton Green Limited Partnership, D/B/A Norton Green Apartments as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Norton Green Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 15, 1997

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Jonesville Manor Limited Partnership

I have audited the accompanying balance sheets of Jonesville Manor Limited Partnership, D/B/A Jonesville Manor Apartments, as of December 31, 1996 and 1995, and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jonesville Manor Limited Partnership, D/B/A Jonesville Manor
Apartments as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Jonesville Manor Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 15, 1997

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Blacksburg Terrace Limited Partnership

I have audited the accompanying balance sheets of Blacksburg Terrace Limited Partnership, D/B/A Blacksburg Terrace Apartments, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blacksburg Terrace Limited Partnership, D/B/A Blacksburg Terrace Apartments, of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Blacksburg Terrace Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants
Bristol, Virginia
February 15, 1997

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Newport Village Limited Partnership

I have audited the accompanying balance sheets of Newport Village Limited Partnership of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Village Limited Partnership of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Newport Village Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants
Bristol, Virginia
February 15, 1997

Lou Ann Montey & Associates
2404 Rutland, Suite 104
Austin, TX 78758
PHONE:  512-338-0044
FAX:  512-338-5395

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Zapata Housing, Ltd.
(A Texas Limited Partnership)
Buret, TX

We have audited the accompanying balance sheets of Zapata Housing, Ltd. (A Texas Limited Partnership), as of December 31, 1996 and 1995, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zapata Housing, Ltd.- (A Texas Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1997 on our consideration of the internal control structure of Zapata Housing, Ltd.- (A Texas Limited Partnership) and a report dated February 4, 1997 on its compliance with laws and regulations.


/s/ Lou Anne Montey & Associates
Certified Public Accountants
Austin, Texas
February 4, 1997

Lou Anne Montey & Associates
2404 Rutland, Suite 104
Austin, TX 78758
PHONE:  512-338-0044
FAX:  512-338-5395

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Sinton Retirement, Ltd.
(A Texas Limited Partnership)
Burnet, TX

We have audited the accompanying balance sheets of Sinton Retirement, Ltd. (A Texas Limited Partnership), as of December 31, 1996 and 1995, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinton Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of the internal control structure of Sinton Retirement, Ltd.- (A Texas Limited Partnership) and a report dated February 5, 1997 on its compliance with laws and regulations.


/s/ Lou Anne Montey & Associates
Certified Public Accountants
Austin, Texas
February 5, 1997

Gubler and Carter, P.C.
7001 South 900 East, Suite 240
Midvale, UT 84047
PHONE:  801-566-5866
FAX:  801-561-8693

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Smithfield Greenbriar Limited Partnership

We have audited the accompanying balance sheets of Smithfield Greenbriar Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smithfield Greenbriar Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 10, 1997 on our consideration of Smithfield Greenbriar Limited Partnership's internal control and on its compliance with laws and regulations.

Our audits were conducted for the purposes of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Smithfield Greenbriar Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Gubler and Carter, P.C.
Certified Public Accountants
Salt Lake City, Utah

February 10, 1997

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Mountain Crest Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Mountain Crest Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Crest Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 13, 1997 on our consideration of Mountain Crest Limited Partnership's internal control structure and its compliance with laws and regulations.

The partnership's tax returns have been filed allowing the partners to claim a benefit of a low income housing tax credit. Because the compliance and qualification standards of the low income housing tax credit are not related to the interest credit agreement and loan agreement, and because the low income housing tax credit related to income taxes which are the responsibility of each individual partner, the scope of our audit was not designed or intended to audit the partnerships compliance with the low income housing tax credit laws. Accordingly, our audit cannot be relied upon to give assurance with regard to the partnerships compliance with any of the low income housing tax credit laws.


/s/  Roger Clubb
Simmons and Clubb
Certified Public Accountants
Boise, Idaho
February 13, 1997

Berberich, Trahan and Co., P.A.
800 S.W. Jackson St., Suite 1300
Topeka, KS 66612
PHONE:  913-234-3427
FAX:  913-233-1768

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Eudora Senior Housing, L.P.

We have audited the accompanying balance sheet of Pinecrest Apartments II, FmHA Project No. 18-023-481065040 (wholly-owned by Eudora Senior Housing, L.P., a limited Partnership) as of December 31, 1996, and the related statement of profit and loss, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these statements based on our audit The financial statements of Pinecrest Apartments II as of December 31, 1995 were audited by other auditors whose report dated February 1, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinecrest Apartments II, FmHA Project No. 18-023-481065040, as of
December 31, 1996 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with government Auditing Standards, we have also issued a report dated January 15, 1997 on our consideration of Pinecrest Apartments II's internal control structure and a report dated January 15, 1997 on its compliance with laws and regulations applicable to the financial statements.


/s/ Berberich, Trahan and Co., P.A.
Certified Public Accountants

Topeka, Kansas
January 15, 1997
Audit Principal: John T. Berberich
IA Federal ID Number: 48-1066439

Ralph C. Johnson & Company
Mark Twain Tower
106 W. 11th Street, Suite 1630
Kansas City, Missouri 64105-1817
PHONE:  816-472-8900
FAX:  816-472-4633

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
The Partners
Eudora Senior Housing, L.P.

We have audited the accompanying balance sheet of Pinecrest Apartments II, FmHA Project No. 18-023-481065040 (wholly-owned by Eudora Senior Housing, L.P., a limited Partnership) as of December 31, 1995 and 1994, and the related statement of profit and loss, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinecrest Apartments II, FmHA Project No. 18-023-481065040, as of
December 31, 1996 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 to 24 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented for the year ended December 31, 1995, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




/s/ Ralph C. Johnson & Company
Kansas City
1 February 96
Our 25th Year

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Spring Hill Housing, L.P. (A Limited Partnership)
D/B/A Spring Hill Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SPRING HILL HOUSING, L.P., A LIMITED PARTNERSHIP, D/B/A SPRING HILL APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. General Accounting Office. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPRING HILL HOUSING L.P., A LIMITED PARTNERSHIP, D/B/A SPRING HILL
APARTMENTS as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 1997, on our consideration of the internal control structure of SPRING HILL HOUSING L.P., A LIMITED PARTNERSHIP, D/B/A SPRING HILL APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 26, 1997

Charles Bailly & Co.
100 North Phillips, Suite 800
Sioux Falls, SD 57102
PHONE:  605-339-1999
FAX:  605-339-1306

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Sunchase II, Ltd.
Watertown, SD

We have audited the accompanying balance sheets of Sunchase II, Ltd. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunchase II, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of Sunchase II, Ltd.s internal control structure and a report dated February 7, 1997 on its compliance with laws and regulations.


/s/ Charles Bailly & Co.
Certified Public Accountants
Sioux Falls, South Dakota
February 7, 1997

Charles Bailly & Co.
100 North Phillips, Suite 800
Sioux Falls, SD 57102
PHONE:  605-339-1999
FAX:  605-339-1306

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
The Partners
Courtyard, Ltd.
Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 15 and 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of Courtyard, Ltd.'s internal control structure and a report dated February 7, 1997 on its compliance with laws and regulations.


/s/ Charles Bailly & Co.
Certified Public Accountants
Sioux Falls, South Dakota
February 7, 1997

Charles Bailly & Co.
100 North Phillips, Suite 800
Sioux Falls, SD 57102
PHONE:  605-339-1999
FAX:  605-339-1306

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Sunrise, Ltd.
Yanton, South Dakota

We have audited the accompanying balance sheets of Sunrise Ltd. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of Sunrise, Ltd.'s internal control structure and a report dated February 7, 1997 on its compliance with laws and regulations.


/s/ Charles Bailly & Co.
Sioux Falls, South Dakota
February 7, 1997

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403
PHONE:  423-756-0052
FAX:  423-267-5945

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the General Partners of
Southwood, L.P.:

We have audited the accompanying balance sheets of Southwood, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood, L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1997 on our consideration of the Partnership's internal control structure and our report dated January 22, 1997, on its compliance with laws and regulations applicable to the basic financial statements.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 22, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Hazlehurst Manor, L.P.
Hazlehurst, Mississippi

I have audited the accompanying balance sheets of Hazlehurst Manor L.P., a limited partnership, RHS Project No.: 28-015-64083081 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hazlehurst Manor, L.P., RHS Project No.: 28-015-64083081 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-
8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 19, 1997 on my consideration of Hazlehurst Manor, L.P.'s internal control structure and a report dated February 19, 1997 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

February 19, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Lakeshore Apartments Ltd.
Tuskegee, AL

I have audited the accompanying balance sheets of Lakeshore Apartments, Ltd., a limited partnership, RHS Project No.: 01-044-631014228 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore Apartments, Ltd., RHS Project No.: 01-044-631014228 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-
8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1997 on my consideration of Lakeshore Apartments, Ltd., internal control structure and a report dated February 23, 1997 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

February 23, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Countrywood Apartments Ltd.
Centerville, Alabama

I have audited the accompanying balance sheets of Countrywood Apartments, Ltd., a limited partnership, RHS Project No.: 01-004-630943678 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countrywood Apartments, Ltd., RHS Project No.: 01-004-630943678 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-
8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 22, 1997 on my consideration of Countrywood Apartments, Ltd., internal control structure and a report dated February 22, 1997 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

February 22, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Wildwood Apartments Ltd.
Pineville, Louisiana

I have audited the accompanying balance sheets of Wildwood Apartments, Ltd., a limited partnership, RHS Project No.: 22-040-630954515 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Apartments, Ltd., RHS Project No.: 22-040-630954515 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-
8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 24, 1997 on my consideration of Wildwood Apartments, Ltd., internal control structure and a report dated February 24, 1997 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

February 24, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Meadowcrest Apartments Ltd.
Luverne, Alabama

I have audited the accompanying balance sheets of Meadowcrest Apartments, Ltd., a limited partnership, RHS Project No.: 01-021-631047203 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowcrest Apartments, Ltd., RHS Project No.: 01-021-631047203 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-
8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 23, 1997 on my consideration of Meadowcrest Apartments, Ltd., internal control structure and a report dated February 23, 1997 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

February 23, 1997

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Seneca Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Seneca Apartments, L.P. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seneca Apartments, L.P. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated February 7, 1997 on our consideration of Seneca Apartments, L.P.'s internal control structure and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 7, 1997

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Carthage Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Carthage Seniors, L.P. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Seniors, L.P. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 6, 1997 on our consideration of Carthage Seniors, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 6, 1997

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Southwest City Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Southwest City Apartments, L.P. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest City Apartments, L.P. (A Limited Partnership) as of
December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 7, 1997 on our consideration of Southwest City Apartments, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 7, 1997

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Pineville Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Pineville Apartments, L.P. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pineville Apartments, L.P. (A Limited Partnership) as of December
31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 7, 1997 on our consideration of Pineville Apartments, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 7, 1997

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Monett Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Monett Seniors, L.P. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monett Seniors, L.P. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 7, 1997 on our consideration of Monett Seniors, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 7, 1997

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Columbus Seniors, L.P.
Joplin, Missouri


We have audited the accompanying balance sheets of Columbus Seniors, L.P. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Seniors, L.P. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 27, 1997 on our consideration of Columbus Seniors, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 27,1997

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Arma Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Arma Seniors, L.P. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arma Seniors, L.P. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 6, 1997 on our consideration of Arma Seniors, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 6, 1997

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Yorkshire Retirement Village:

I have audited the accompanying balance sheet of Yorkshire
Retirement Village, (An Oklahoma Limited Partnership) as of
December 31, 1996, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yorkshire Retirement Village as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 24, 1997 on my consideration of Yorkshire Retirement Village's internal control structure and a report dated February 24, 1997 on its compliance with laws and regulations.


/s/ Suellen Doubet, CPA
Wagoner, OK  74467
February 24, 1997

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Yorkshire Retirement Village:

I have audited the accompanying balance sheet of Yorkshire Retirement Village, (An Oklahoma Limited Partnership) as of December 31, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yorkshire Retirement Village as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information, The Schedule of Maintenance Expenses has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, if fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 24, 1997 on my consideration of Yorkshire Retirement Village's internal control structure and a report dated February 24, 1997 on its compliance with laws and regulations.


/s/ Suellen Doubet, CPA
Wagoner, OK  74467
February 29, 1996

Chester Kearney, CPA
12 Dyer Street
Presque Isle, ME 04769-1550
PHONE:  207-764-3171
FAX:  207-764-6362

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
Rural Development Group
(d/b/a Ashland Estates
Caribou, Maine

We have audited the accompanying balance sheets of Rural Development Group, d/b/a Ashland Estates, (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Rural Development Group, d/b/a Ashland Estates as of December 31, 1996 and 1995, and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 7, 1997 on our consideration of Rural Development Group, d/b/a Ashland Estates' internal control structure and compliance with laws and regulations.


/s/ Chester Kearney, CPA
Presque Isle, Maine
February 7, 1997

Richard A. Strauss
1310 Lady Street, 9th Floor
Columbia, SC 29201
PHONE:  803-779-7472
FAX:  803-252-6171

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Scarlett Oaks Limited Partnership
Lexington, South Carolina

I have audited the accompanying balance sheet of Scarlett Oaks Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, Expense and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Scarlett Oaks Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scarlett Oaks Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 5, 1997, on my consideration of Scarlett Oaks Limited Partnership's internal control and a report dated February 5, 1997 on its compliance with laws and regulations.

This report is intended for the information of management and the Department of Agriculture, Rural Economic and Community
Development. However, this report is a matter of public record and its distribution is not limited.

Respectfully submitted,


/s/ Richard A. Strauss, CPA
Certified Public Accountants
Columbia, South Carolina
February 5, 1997

Reznick, Fedder & Silverman
P.O. Box 501298
Atlanta, GA 31150-1298
PHONE:  770-844-0644
FAX:  770-844-7363

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Brookshill Apartments, L.P.

We have audited the accompanying balance sheets of Brookshill Apartments L.P., RHS Project No.: 10-061-581953696, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookshill Apartments L.P., RHS Project No.: 10-061-581953696, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 1, 1997 on our consideration of Brookshill Apartments, L.P.'s internal control structure and on its compliance with laws and regulations.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia
February 1, 1997

K.B. Parrish & Company
151 North Delaware Street, Suite 1600
Indianapolis, IN 46204
PHONE:  317-269-2455
FAX:  317-269-2464

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Village Apartments of Seymour II, L.P.
(A Limited Partnership)

We have audited the accompanying balance sheets of Village Apartments of Seymour II, L.P. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, changes in partnership capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards, Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Apartments of Seymour II, L.P. at December 31, 1996 and 1995, and the results of its operations, changes in partnership capital, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997 on our consideration of the partnership's internal control structure and a report dated January 21, 1997 on its compliance with laws and regulations.

Respectfully submitted,

/s/ K.B. Parrish & Company
Certified Public Accountants
January 21, 1997

Scheiner, Mister & Grandizio, P.A.
1301 York Road, Suite 705
Lutherville, MD 21093
PHONE:  410-494-0885
FAX:  410-321-9024

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Frazer Elderly Limited Partnership
Reisterstown, Maryland

We have audited the accompanying balance sheets of Frazer Elderly Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frazer Elderly Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 1997 on our consideration of the Partnership's internal control structure and a report dated January 14, 1997 on its compliance with laws and regulations.


/s/ Scheiner, Mister & Grandizio, P.A.
Certified Public Accountants

January 14, 1997

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Bryan Senior Village Limited Partnership
(A Limited Partnership)
DBA Plaza Senior Village Apartments
Mansfield, OH

We have audited the accompanying balance sheets of Bryan Senior Village Limited Partnership (A Limited Partnership), DBA Plaza Senior Village Apartments, FmHA Case No. 41-086-341561720, as of December 31, 1996 and 1995, and the related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration 'Audit Program' issued in December 1989. Those standards and Audit Program require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bryan Senior Village Limited Partnership (A Limited Partnership), DBA Plaza Senior Village Apartments, FmHA Case No. 41-086-341561720, at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 14-18) are presented for the purpose of additional analysis and are not a required part of the financial statements of FmHA Case No. 41-086-341561720. Such information has been subjected to the same auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1997 on our consideration of Bryan Senior Village Limited Partnership's internal control structure and a report dated January 15, 1997 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio
January 15, 1997

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Brubaker Square Limited Partnership
(A Limited Partnership)
DBA Brubaker Square Apartments
Mansfield, OH

We have audited the accompanying balance sheets of Brubaker Square Limited Partnership (A Limited Partnership), DBA Brubaker Square Apartments, FmHA Case No. 41-092-341561718, as of December 31, 1996 and 1995, and the related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration 'Audit Program' issued in December 1989. Those standards and Audit Program require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brubaker Square Limited Partnership (A Limited Partnership), DBA Brubaker Square Apartments, FmHA Case No. 41-092-341561718, at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 14-18) are presented for the purpose of additional analysis and are not a required part of the financial statements of FmHA Case No. 41-092-341561718. Such information has been subjected to the same auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1997 on our consideration of Brubaker Square Limited Partnership's internal control structure and a report dated January 15, 1997 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio
January 15, 1997

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Villa Allegra Limited Partnership
(A Limited Partnership)
DBA Villa Allegra Apartments
Mansfield, OH

We have audited the accompanying balance sheets of Villa Allegra Limited Partnership (A Limited Partnership), DBA Villa Allegra Apartments, FmHA Case No. 41-054-341561716, as of December 31, 1996 and 1995, and the related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration 'Audit Program' issued in December 1989. Those standards and Audit Program require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa Allegra Limited Partnership (A Limited Partnership), DBA Villa Allegra Apartments, FmHA Case No. 41-054-341561716, at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 14-18) are presented for the purpose of additional analysis and are not a required part of the financial statements of FmHA Case No. 41-054-341561716. Such information has been subjected to the same auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1997 on our consideration of Villa Allegra Limited Partnership's internal control structure and a report dated January 15, 1997 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio
January 15, 1997

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners of
Logan Place Limited Partnership
(A Limited Partnership)
DBA Logan Place Apartments
Mansfield, Ohio

We have audited the accompanying balance sheets of Logan Place Limited Partnership (A Limited Partnership), DBA Logan Place Apartments, FmHA Case No. 41-037-341643639, as of December 31, 1996 and 1995, and the related income statements, changes in partners' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration 'Audit Program' issued in December 1989. Those standards and Audit Program require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Place Limited Partnership (A Limited Partnership), DBA Logan Place Apartments, FmHA Case No. 41-037-341643639, at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in this report (shown on pages 14-18) are presented for the purpose of additional analysis and are not a required part of the financial statements of FmHA Case No. 41-037-341643639. Such information has been subjected to the same auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1997 on our consideration of Logan Place Limited Partnership's internal control structure and a report dated January 15, 1997 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio
January 15, 1997

Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Flagler Beach Villas RRH, Ltd.

We have audited the accompanying basic financial statements of Flagler Beach Villas RRH, Ltd. as of and for the years ended December 31, 1996 and 1995, as listed in the table of contents. These basic financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Flagler Beach Villas RRH, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 9 to 15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. The information on pages 9 to 14 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 15, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.


In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1997 on our consideration of Flagler Beach Villas R.R.H., Ltd.'s internal control structure and a report dated February 3, 1997 on its compliance with laws and regulations.


/s/ Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
Certified Public Accountants

February 3, 1997

Smith, Lambright & Assoc.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Elkhart Apartments Limited
700 South Palestine
Athens, Texas 75751

We have audited the Balance Sheet and Statements of Income and Expenses, Changes in Partners' Equity (Deficit), and Cash Flows of Elkhart Apartments Limited as of December 31, 1996 and 1995, and for the years then ended. These financial statements are the responsibility of Elkhart Apartments Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing Standards, Government Auditing Standards issued by the Comptroller General of the United States, and 'U.S. Department of Agriculture, Farmers Home Administration-Audit Program.' Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elkhart Apartments Limited as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The schedules and supplemental letter listed in the table of contents are presented for purposes of additional analysis and are not a required part of the financial statements of Elkhart Apartments Limited. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1997 on our consideration of Elkhart Apartments Limited's internal control structure and a report dated February 19, 1997 on its compliance with laws and regulations.


/s/ Smith, Lambright & Assoc.
Certified Public Accountants

February 19, 1997

Smith, Lambright & Assoc.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
South Timber Ridge Apartments, Ltd.
700 South Palestine
Athens, TX

We have audited the Balance Sheet and Statements of Income and Expenses, Changes in Partners' Equity (Deficit), and Cash Flows of South Timber Ridge Apartments, Ltd. as of December 31, 1996 and 1995, and for the years then ended. These financial statements are the responsibility of South Timber Ridge Apartments, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the 'U.S. Department of Agriculture, Farmers Home Administration- Audit Program.' Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in al material respects, the financial position of South Timber Ridge Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion`on the financial statements taken as a whole. The schedules and supplemental letter listed in the table of contents are presented for purposes of additional analysis and are not a required part of the financial statements of South Timber Ridge Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of South Timber Ridge Apartments, Ltd.'s internal control structure and a report dated February 7, 1997 on its compliance with laws and regulations.


/s/ Smith, Lambright & Assoc.
Certified Public Accountants

February 7, 1997

Smith, Lambright & Assoc.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Heritage Drive South, Limited
700 South Palestine
Athens, TX

We have audited the Balance Sheet and Statements of Income and Expenses, Changes in Partners' Equity (Deficit), and Cash Flows of Heritage Drive South, Limited as of December 31, 1996 and 1995, and for the years then ended. These financial statements are the responsibility of Heritage Drive South, Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the 'U.S. Department of Agriculture, Farmers Home Administration- Audit Program.' Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Drive South, Limited as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion`on the financial statements taken as a whole. The schedules and supplemental letter listed in the table of contents are presented for purposes of additional analysis and are not a required part of the financial statements of Heritage Drive South, Limited. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 13, 1997 on our consideration of Heritage Drive South, Limited's internal control structure and a report dated February 13, 1997 on its compliance with laws and regulations.


/s/ Smith, Lambright & Assoc.
Certified Public Accountants

February 13, 1997

Miller, Mayer, Sullivan & Stevens
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  606-223-3095
FAX:  606-223-2143

                                   INDEPENDENT AUDITORS' REPORT
                                   ----------------------------
To the Partners
Goodwater Falls, Ltd.

We have audited the accompanying balance sheets of Goodwater Falls, Ltd. (A Limited Partnership) Case No. 20-067-621424606 as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodwater Falls, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 27, 1997 on our consideration of Goodwater Falls, Ltd.'s internal control structure and compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is presented fairly, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Miller, Mayer, Sullivan & Stevens
Certified Public Accountants
Lexington, Kentucky

January 27, 1997

Item 9.  Disagreements on Accounting and Financial Disclosures

   None.


                                             PART III

Item 10.  Directors and Executive Officers of Gateway

   Gateway has no directors or executive officers. Gateway's affairs are managed and controlled by the Managing General Partner. Certain information concerning the directors and officers of the Managing General Partner are set forth below.

Raymond James Tax Credit Funds, Inc. - Managing General Partner

   Raymond James Tax Credit Funds, Inc. is the Managing General
Partner and is responsible for decisions pertaining to the acquisition and sale of Gateway's interests in the Project
Partnerships and other matters related to the business operations of Gateway. The officers and directors of the Managing General
Partner are as follows:

   Ronald M. Diner, age 53, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

   Alan L. Weiner, age 36, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1983. Mr. Weiner earned an MBA from the Wharton Business School (1983) and is a Phi Beta Kappa graduate of the University of Florida (1981), where he received a BS with high honors.

   J. Davenport Mosby, age 41, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa. Mr. Mosby is the head of the real estate investment banking group and the Limited Partnership Trading Desk.

   Teresa L. Barnes, age 50, is a Vice President. Ms. Barnes is a Senior Vice President of Raymond James & Associates, Inc., which she joined in 1969.

   Sandra L. Furey, age 34, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax
   Credit Funds.


Raymond James Partners, Inc. -

   Raymond James Partners, Inc. has been formed to act as the general partner, with affiliated corporations, in limited partnerships sponsored by Raymond James Financial, Inc. Raymond James Partners, Inc. is a general partner for purposes of assuring that Gateway and other partnerships sponsored by affiliates have sufficient net worth to meet the minimum net worth requirements of state securities administrators.

   Information regarding the officers and directors of Raymond James Partners, Inc. is included on pages 58 and 59 of the Prospectus under the section captioned "Management" (consisting of pages 56 through 59 of the Prospectus) which is incorporated herein by reference.


Item 11.  Executive Compensation

   Gateway has no directors or officers.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

   Neither of the General Partners nor their directors and officers own any units of the outstanding securities of Gateway as of March 31, 1997.

   Gateway is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 13.  Certain Relationships and Related Transactions

   Gateway has no officers or directors. However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway. Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described on pages 15 to 18 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference.

  The Payable to General Partners primarily represents the asset management fees owed to the General Partners at the end of the period. It is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of Asset Management Fees payable classified as long-term on the Balance Sheet.

  The Payable to Project Partnerships represents unpaid capital contributions to the Project Partnerships and will be paid after certain performance criteria are met. Such contributions are in turn payable to the general partner of the Project Partnerships.

  For the years ended March 31, 1997, 1996 and 1995 the General
Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Acquisition Fees - Acquisition fees are paid for services rendered by the Managing General Partner in selecting properties for acquisition and providing other services in connection with the acquisition of interests in Project Partnerships. The acquisition fees paid or payable to the General Partners will not exceed the amount that is equal to 8% of the gross proceeds. The fees paid are included in Investments in Project Partnerships on the Balance Sheets.

                   1997                  1996                   1995
                   ----                  ----                   ----

Series 2        $     0              $      0              $       0
Series 3              0                     0                      0
Series 4              0                     0                      0
Series 5              0                     0                 13,602
Series 6              0                     0                      0
                -------              --------              ---------
  Total         $     0              $      0              $  13,602
                =======              ========              =========

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

  Series 2     $ 68,889            $   68,998              $  69,024
  Series 3       63,792                63,927                 64,043
  Series 4       78,270                78,384                 78,571
  Series 5       96,844                97,010                 97,163
  Series 6      107,403               107,665                107,910
               --------             ---------              ---------
  Total        $415,198             $ 415,984              $ 416,711
               ========             =========              =========

  General and Administrative Expenses - The Managing General
Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

  Series 2     $  6,792            $    6,812              $   8,330
  Series 3        7,102                 7,104                  8,709
  Series 4        8,953                 8,978                 10,456
  Series 5       11,114                11,144                 13,682
  Series 6       11,732                11,765                 14,388
               --------             ---------               --------
  Total        $ 45,693             $  45,803              $  55,565
               ========             =========              =========

                                              PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

a.(1) Financial Statements

  (2) Financial Statement Schedules -

  Schedule III - Real Estate and Accumulated Depreciation of
Property Owned by Project Partnerships

  All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

  (3)   Exhibit Index -
  The following are included with Form S-11, Registration No. 33-
  31821 and amendments and supplements thereto previously filed with the Securities and Exchange Commission.


Table
Number
1.1            Form of Dealer Manager Agreement, including
               Soliciting Dealer Agreement
1.2 Escrow Agreement between Gateway Tax Credit Fund II Ltd. and Southeast Bank, NA
3.1 The form of Partnership Agreement of the Part-nership is included as Exhibit "A" to the Prospectus
3.1.1          Certificate of Limited Partnership of Gateway
               Tax Credit Fund II Ltd.
3.1.2 Amendment to Certificate of Limited Partnership of Gateway Tax Credit Fund II Ltd.
3.2            Articles of Incorporation of Raymond James
               Partners, Inc.
3.2.1          Bylaws of Raymond James Partners, Inc.
3.3            Articles of Incorporation of Raymond James Tax
               Credit Funds, Inc.
3.3.1          Bylaws of Raymond James Tax Credit Funds, Inc.
3.4 Amended and Restated Agreement of Limited Partnership of Nowata Properties, An Oklahoma Limited Partnership
3.5 Amended and Restated Agreement of Limited Partnership of Poteau Properties II, An Oklahoma Limited Partnership
3.6 Amended and Restated Agreement of Limited Partnership of Sallisaw Properties, An Oklahoma Limited Partnership
3.7 Amended and Restated Agreement of Limited Partnership of Waldron Properties, An Arkansas Limited Partnership
3.8 Amended and Restated Agreement of Limited Partnership of Roland Properties II, An Oklahoma Limited Partnership
3.9 Amended and Restated Agreement of Limited Partnership of Stilwell Properties, An Oklahoma Limited Partnership
3.10 Amended and Restated Agreement of Limited Partnership of Birchwood Apartments Limited Partnership
3.11           Amended and Restated Agreement of Limited
               Partnership of Sunchase II, Ltd.
3.12 Amended and Restated Agreement of Limited Partnership of Hornellsville Apartments
3.13 Amended and Restated Agreement of Limited Partnership of CE McKinley II Limited Partnership
3.14 Amended and Restated Agreement of Limited Partnership of Hartwell Family, Ltd., L.P.
3.15 Amended and Restated Agreement of Limited Partnership of Deerfield II Ltd., L.P.
3.16 Amended and Restated Agreement of Limited Partnership of Claxton Elderly, Ltd., L.P.
3.17 Amended and Restated Agreement of Limited Partnership of Inverness Club, Ltd., L.P.
3.18           Amended and Restated Agreement of Limited
               Partnership of Lake Park Ltd., L.P.
3.19 Amended and Restated Agreement of Limited Partnership of Lakeland Elderly Apartments, Ltd., L.P.
3.20 Amended and Restated Agreement of Limited Partnership of Mt. Vernon Elderly Housing, Ltd., L.P.
3.21 Amended and Restated Agreement of Limited Partnership of Pearson Elderly Housing, Ltd., L.P.
3.22 Amended and Restated Agreement of Limited Partnership of Woodland Terrace Apartments, Ltd., L.P.
3.23 Amended and Restated Agreement of Limited Partnership of Richland Elderly Housing, Ltd., L.P.
3.24 Amended and Restated Agreement of Limited Partnership of Lakeshore Apartments Limited Partnership
3.25 Amended and Restated Agreement of Limited Partnership of Lewiston Limited Partnership
3.26 Amended and Restated Agreement of Limited Partnership of Springwood Apartments Limited Partnership
3.27 Amended and Restated Agreement of Limited Partnership of Cherrytree Apartments Limited Partnership
3.28 Amended and Restated Agreement of Limited Partnership of Charleston Properties, An Arkansas Limited Partnership
3.29 Amended and Restated Agreement of Limited Partnership of Sallisaw Properties II, An Oklahoma Limited Partnership
3.30 Amended and Restated Agreement of Limited Partnership of Pocola Properties, An Oklahoma Limited Partnership
3.31 Amended and Restated Agreement of Limited Partnership of Prairie Apartments Limited Partnership
3.32 Amended and Restated Agreement of Limited Partnership of Manchester Housing, Ltd., L.P.
3.33 Amended and Restated Agreement of Limited Partnership of Sylacauga Heritage Apartments, Ltd.
3.34 Amended and Restated Agreement of Limited Partnership of Durango C.W.W. Limited Partnership
3.35 Amended and Restated Agreement of Limited Partnership of Alsace Village Limited Partnership
3.36 Amended and Restated Agreement of Limited Partnership of Seneca Apartments, L.P.
3.37 Amended and Restated Agreement of Limited Partnership of Westville Properties, a Limited Partnership
3.38 Amended and Restated Agreement of Limited Partnership of Stilwell Properties II, Limited Partnership
3.39 Amended and Restated Agreement of Limited Partnership of Wellsville Senior Housing, L.P.
3.40 Amended and Restated Agreement of Limited Partnership of Spring Hill Senior Housing, L.P.
3.41 Amended and Restated Agreement of Limited Partnership of Eudora Senior Housing, L.P.
3.42 Amended and Restated Agreement of Limited Partnership of Smithfield Greenbriar Limited Partnership
3.43 Amended and Restated Agreement of Limited Partnership of Tarpon Heights Apartments, A Louisiana Partnership in Commendam
3.44 Amended and Restated Agreement of Limited Partnership of Oaks Apartments, A Louisiana Partnership in Commendam
3.45 Amended and Restated Agreement of Limited Partnership of Countrywood Apartments, Limited
3.46           Amended and Restated Agreement of Limited
               Partnership of Weston Apartments
3.47 Amended and Restated Agreement of Limited Partnership of Wildwood Apartments, Limited
3.48 Amended and Restated Agreement of Limited Partnership of Hopkins Properties, Limited
3.49 Amended and Restated Agreement of Limited Partnership of Hancock Properties, Limited
3.50           Amended and Restated Agreement of Limited
               Partnership of Southwood, L.P.
3.51 Amended and Restated Agreement of Limited Partnership of Belmont Senior Apts., Ltd.
3.52           Amended and Restated Agreement of Limited
               Partnership of Elkhart Apts., Ltd.
3.53 Amended and Restated Agreement of Limited Partnership of Bryan Senior Village Limited Partnership
3.54 Amended and Restated Agreement of Limited Partnership of Brubaker Square Limited Partnership
3.55 Amended and Restated Agreement of Limited Partnership of Villa Allegra Limited Partnership
3.56 Amended and Restated Agreement of Limited Partnership of Heritage Villas, L.P.
3.57 Amended and Restated Agreement of Limited Partnership of Logansport Seniors Apts., a Louisiana Partnership Commendam
3.58 Amended and Restated Agreement of Limited Partnership of Wynnwood Common Associates
3.59 Amended and Restated Agreement of Limited Partnership of Piedmont Development Company of Lamar County, Ltd., (L.P.)
3.60 Amended and Restated Agreement of Limited Partnership of Sonora Seniors Apts., Ltd.
3.61 Amended and Restated Agreement of Limited Partnership of Fredericksburg Seniors, Ltd.
3.62           Amended and Restated Agreement of Limited
               Partnership of Ozona Seniors, Ltd.
3.63 Amended and Restated Agreement of Limited Partnership of Brackettville Seniors, Ltd.
3.64 Amended and Restated Agreement of Limited Partnership of Timpson Seniors Apartments, Ltd.
3.65 Amended and Restated Agreement of Limited Partnership of Chestnut Apartments Limited Partnership
3.66 Amended and Restated Agreement of Limited Partnership of Jasper Villas Apartments Limited Partnership
3.67 Amended and Restated Agreement of Limited Partnership of Norton Green Limited Partnership
3.68 Amended and Restated Agreement of Limited Partnership of Jonesville Manor Limited Partnership
3.69 Amended and Restated Agreement of Limited Partnership of Edmonton Senior, Ltd.
3.70 Amended and Restated Agreement of Limited Partnership of Owingsville Senior, Ltd.
3.71           Amended and Restated Agreement of Limited
               Partnership of Courtyard, Ltd.
3.72 Amended and Restated Agreement of Limited Partnership of Rural Development Group
3.73 Amended and Restated Agreement of Limited Partnership of Williston Properties, A Limited Partnership
3.74 Amended and Restated Agreement of Limited Partnership of St. George Properties, A Limited Partnership
3.75 Amended and Restated Agreement of Limited Partnership of Village Apartments of St. Joseph II Limited Partnership
3.76 Amended and Restated Agreement of Limited Partnership of Village Apartments of Effingham Limited Partnership
3.77 Amended and Restated Agreement of Limited Partnership of Village Apartments of Seymour II, L.P.
3.78 Amended and Restated Agreement of Limited Partnership of Country Place Apartments - Portland II, Ltd.
3.79 Amended and Restated Agreement of Limited Partnership of Country Place Apartments - Georgetown Limited Partnership
3.80 Amended and Restated Agreement of Limited Partnership of South Timber Ridge Apts., Ltd.
3.81 Amended and Restated Agreement of Limited Partnership of Cloverdale RRH Assoc.
3.82 Amended and Restated Agreement of Limited Partnership of Shannon Apartments Limited Partnership
3.83 Amended and Restated Agreement of Limited Partnership of Spruce Apartments Limited Partnership
3.84 Amended and Restated Agreement of Limited Partnership of Carthage Senior, L.P.
3.85 Amended and Restated Agreement of Limited Partnership of Ehrhardt Place Limited Partnership
3.86 Amended and Restated Agreement of Limited Partnership of Country Place Apartments - Coal City, Limited Partnership
5.1O           Opinion regarding legality of Honigman Miller
               Schwartz and Cohn
5.1.1          Opinion regarding legality of Riden, Earle &
               Kiefner, PA
8.1            Tax opinion and consent of Honigman Miller
               Schwartz and Cohn
8.1.1          Tax opinion and consent of Riden, Earle &
               Kiefner, PA
24.1           The consent of Spence, Marston & Bunch
24.2           The consent of Spence, Marston, Bunch, Morris
               Co. appears on page II-7
24.3 The consent of Goddard, Henderson, Godbee & Nichols, PC with respect to the financial statements of Lake Park Apartments, Ltd.
24.4 The consent of Goddard, Henderson, Godbee & Nichols, PC with respect to the financial statements of Richland Elderly Housing, Ltd.
24.5 The consent of Goddard, Henderson, Godbee & Nichols, PC with respect to the financial statements of Pearson Elderly Housing, Ltd.
24.6 The consent of Goddard, Henderson, Godbee & Nichols, PC with respect to Mt. Vernon Elderly Housing, Ltd.
24.7 The consent of Goddard, Henderson, Godbee & Nichols, PC with respect to the financial statements of Woodland Terrace Apartments, Ltd.
24.8 The consent of Goddard, Henderson, Godbee & Nichols, PC with respect to the financial statements of Lakeland Elderly Housing, Ltd.
24.9 The consent of Grana & Teibel, PC with respect to Lewiston LP
24.10 The consent of Beall & Company with respect to Nowata Properties
24.11 The consent of Beall & Company with respect to Sallisaw Properties
24.12 The consent of Beall & Company with respect to Poteau Properties II
24.13 The consent of Beall & Company with respect to Charleston Properties
24.14 The consent of Beall & Company with respect to Roland Properties II
24.15 The consent of Beall & Company with respect to Stilwell Properties
24.16          The consent of Donald W. Causey, CPA, PC
24.17          The consent of Charles Bailly & Company, CPA
24.18 The consent of Honigman Miller Schwartz and Cohn to all references made to them in the Prospectus included as a part of the Registration Statement of Gateway Tax Credit Fund II Ltd., and all amendments thereto
24.18.1 The consent of Riden, Earle, & Kiefner, PA to all references made to them in the Prospectus included as a part of the Registration Statement of Gateway Tax Credit Fund II Ltd., and all amendments thereto is included in
               Exhibit 8.1.1.
28.1 Table VI (Acquisition of Properties by Program) of Appendix II to Industry Guide 5, Preparation of Registration Statements Relating to Interests in Real Estate Limited Partnerships



b.   Reports filed on Form 8-K - NONE

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
                                                      SERIES 2
Apartment Properties

                                                          # of       Mtg.Loan
Partnership                   Location                   Units         Balance

Claxton Elderly               Claxton, GA                  24     $   662,704
Deerfield II                  Douglas, GA                  24         706,899
Hartwell Family               Hartwell, GA                 24         710,354
Cherrytree Apts.              Albion, PA                   33       1,207,892
Springwood Apts.              Westfield, NY                32       1,261,960
Lakeshore Apts.               Tuskegee, AL                 34       1,061,022
Lewiston                      Lewiston, NY                 25       1,006,457
Charleston                    Charleston, AR               32         849,369
Sallisaw II                   Sallisaw, OK                 47       1,205,414
Pocola                        Pocola, OK                   36         994,156
Inverness Club                Inverness, FL                72       3,005,900
Pearson Elderly               Pearson, GA                  25         639,211
Richland Elderly              Richland, GA                 33         873,564
Lake Park                     Lake Park, GA                48       1,495,448
Woodland Terrace              Waynesboro, GA               30         893,521
Mt. Vernon Elderly            Mt. Vernon, GA               21         578,182
Lakeland Elderly              Lakeland, GA                 29         787,512
Prairie Apartments            Eagle Butte, SD              21         982,285
Sylacauga Heritage            Sylacauga, AL                44       1,394,990
Manchester Housing            Manchester, GA               49       1,467,278
Durango C.W.W.                Durango, CO                  24       1,039,101
Columbus Sr.                  Columbus, KS                 16         440,217
                                                                  -----------
Total Series 2                                                    $23,263,436

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
                                                      SERIES 3

                                                          # of       Mtg.Loan
Partnership                   Location                   Units         Balance

Poteau II                     Poteau, OK                   52     $ 1,315,799
Sallisaw                      Sallisaw, OK                 52       1,321,118
Nowata Properties             Oolagah, OK                  32         862,820
Waldron Properties            Waldron, AR                  24         645,123
Roland II                     Roland, OK                   52       1,320,471
Stilwell                      Stilwell, OK                 48       1,202,736
Birchwood Apts.               Pierre, SD                   24         794,213
Hornellsville                 Arkport, NY                  24         902,365
Sunchase II                   Watertown, SD                41       1,204,241
CE McKinley II                Rising Sun, MD               16         641,155
Weston Apartments             Weston, AL                   10         277,151
Countrywood Apts.             Centreville, AL              40       1,210,851
Wildwood Apts.                Pineville, LA                28         855,578
Hancock                       Hawesville, KY               12         374,199
Hopkins                       Madisonville, KY             24         761,190
Elkhart Apts.                 Elkhart, TX                  54       1,165,777
Bryan Senior                  Bryan, OH                    40       1,096,129
Brubaker Square               New Carlisle, OH             38       1,126,146
Southwood                     Savannah, TN                 44       1,496,892
Villa Allegra                 Celina, OH                   32         910,393
Belmont Senior                Cynthiana, KY                24         774,777
Heritage Villas               Helena, GA                   25         683,149
Logansport Seniors            Logansport, LA               32         904,252
                                                                  -----------
Total Series 3                                                    $21,846,525

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
                                                      SERIES 4

                                                          # of       Mtg.Loan
Partnership                   Location                   Units         Balance

Alsace Village                Soda Springs, ID             24     $   641,920
Seneca Apartments             Seneca, MO                   24         612,863
Eudora Senior                 Eudora, KS                   36         965,747
Westville                     Westville, OK                36         865,774
Wellsville Senior             Wellsville, KS               24         652,592
Stilwell II                   Stilwell, OK                 52       1,298,661
Spring Hill Senior            Spring Hill, KS              24         702,597
Smithfield                    Smithfield, UT               40       1,550,456
Tarpon Heights                Galliano, LA                 48       1,253,113
Oaks Apartments               Oakdale, LA                  32         850,400
Wynnwood Common               Fairchance, PA               34       1,381,085
Chestnut Apartments           Howard, SD                   24         861,837
St. George                    St. George, SC               24         760,667
Williston                     Williston, SC                24         803,922
Brackettville Sr.             Brackettville, TX            32         827,685
Sonora Seniors                Sonora, TX                   32         849,612
Ozona Seniors                 Ozona, TX                    24         636,084
Fredericksburg Sr.            Fredericksburg,TX            48       1,213,358
St. Joseph                    St. Joseph, IL               24         833,930
Courtyard                     Huron, SD                    21         716,203
Rural Development             Ashland, ME                  25       1,214,449
Jasper Villas                 Jasper, AR                   25         865,931
Edmonton Senior               Edmonton, KY                 24         762,803
Jonesville Manor              Jonesville, VA               40       1,361,387
Norton Green                  Norton, VA                   40       1,352,038
Owingsville Senior            Owingsville, KY              22         711,608
Timpson Seniors               Timpson, TX                  28         678,156
Piedmont                      Barnesville, GA              36       1,055,111
S.F. Arkansas City            Arkansas City, KS            12         341,859
                                                                  -----------
Total Series 4                                                    $26,621,848

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
                                                      SERIES 5

                                                          # of       Mtg.Loan
Partnership                   Location                   Units         Balance

Seymour                       Seymour, IN                  37     $ 1,251,266
Effingham                     Effingham, IL                24         810,025
S.F. Winfield                 Winfield, KS                 12         332,691
S.F.Medicine Lodge            Medicine Lodge,KS            16         455,152
S.F. Ottawa                   Ottawa, KS                   24         573,313
S.F. Concordia                Concordia, KS                20         555,772
Highland View                 Elgin, OR                    24         719,775
Carrollton Club               Carrollton, GA               78       2,708,675
Scarlett Oaks                 Lexington, SC                40       1,401,122
Brooks Hill                   Ellijay, GA                  44       1,473,923
Greensboro                    Greensboro, GA               24         740,332
Greensboro II                 Greensboro, GA               33         918,930
Pine Terrace                  Wrightsville, GA             25         733,002
Shellman                      Shellman, GA                 27         745,868
Blackshear                    Cordele, GA                  46       1,330,697
Crisp Properties              Cordele, GA                  31         939,746
Crawford                      Crawford, GA                 25         751,305
Yorkshire                     Wagoner, OK                  60       2,103,023
Woodcrest                     South Boston, VA             40       1,310,336
Fox Ridge                     Russellville, AL             24         741,765
Redmont II                    Red Bay, AL                  24         700,228
Clayton                       Clayton, OK                  24         675,057
Alma                          Alma, AR                     24         738,996
Pemberton Village             Hiawatha, KS                 24         642,721
Magic Circle                  Eureka, KS                   24         658,801
Spring Hill                   Spring Hill, KS              36       1,137,569
Menard Retirement             Menard, TX                   24         633,095
Wallis Housing                Wallis, TX                   24         454,616
Zapata Housing                Zapata, TX                   40         988,339
Mill Creek                    Grove, OK                    60       1,446,557
Portland II                   Portland, IN                 20         588,270
Georgetown                    Georgetown, OH               24         747,505
Cloverdale                    Chandler, TX                 24         764,146
S. Timber Ridge               Cloverdale, IN               44       1,072,241
Pineville                     Pineville, MO                12         322,776
Ravenwood                     Americus, GA                 24         734,459
                                                                  -----------
Total Series 5                                                    $32,902,094

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
                                                      SERIES 6

                                                          # of       Mtg.Loan
Partnership                   Location                   Units         Balance

Spruce                        Pierre, SD                   24     $   921,705
Shannon Apartments            O'Neill, NE                  16         539,577
Carthage                      Carthage, MO                 24         581,804
Mt. Crest                     Enterprise, OR               39       1,013,230
Coal City                     Coal City, IL                24         989,254
Blacksburg Terrace            Blacksburg, SC               32       1,096,439
Frazier                       Smyrna, DE                   30       1,487,549
Ehrhardt                      Ehrhardt, SC                 16         568,497
Sinton                        Sinton, TX                   32         859,965
Frankston                     Frankston, TX                24         564,910
Flagler Beach                 Flagler Beach, FL            43       1,397,817
Oak Ridge                     Williamsburg, KY             24         821,225
Monett                        Monett, MO                   32         795,295
Arma                          Arma, KS                     28         724,170
Southwest City                Southwest City, MO           12         322,101
Meadowcrest                   Luverne, AL                  32       1,016,639
Parsons                       Parsons, KS                  48       1,275,490
Newport Village               Newport, TN                  40       1,318,326
Goodwater Falls               Jenkins, KY                  36       1,157,728
Northfield Station            Corbin, KY                   24         808,961
Pleasant Hill Square                  Somerset, KY         24         798,500
Winter Park                   Mitchell, SD                 24       1,012,281
Cornell                       Watertown, SD                24         879,255
Heritage Drive S.             Jacksonville, TX             40         992,319
Brodhead                      Brodhead, KY                 24         797,238
Mt. Village                   Mt. Vernon, KY               24         791,872
Hazelhurst                    Hazlehurst, MS               32         992,305
Sunrise                       Yankton, SD                  33       1,170,865
Stony Creek                   Hooversville, PA             32       1,359,690
Logan Place                   Logan, OH                    40       1,265,747
Haines                        Haines, AK                   32       2,408,487
Maple Wood                    Barbourville, KY             24         807,019
Summerhill                    Gassville, AR                28         805,912
Dorchester                    St. George, SC               12         469,366
Lancaster                     Mountain View, AR            33       1,140,517
Autumn Village                Harrison, AR                 16         280,930
Hardy                         Hardy, AR                    24         422,246
Dawson                        Dawson, GA                   40       1,202,426
                                                                  -----------
Total Series 6                                                    $35,857,657

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 2
                                                                         Net
Apartment Properties                Cost At Acquisition Date    Improvements
                                                   Buildings     Capitalized
                                                Improvements   Subsequent to
Partnership                             Land     & Equipment     Acquisition

Claxton Elderly                 $    33,400    $    766,138       $       0
Deerfield II                         33,600         820,962               0
Hartwell Family                      22,700         836,998               0
Cherrytree Apts.                     62,000       1,376,297           1,339
Springwood Apts.                     21,500       1,451,283          28,300
Lakeshore Apts.                      28,600       1,238,749             194
Lewiston                             38,400       1,178,185          17,350
Charleston                           16,000       1,060,098               0
Sallisaw II                          37,500       1,480,089               0
Pocola                               22,500       1,223,370               0
Inverness Club                      205,500       3,111,565         179,759
Pearson Elderly                      15,000         767,590          (1,130)
Richland Elderly                     31,500       1,027,512          (1,141)
Lake Park                            88,000       1,710,725               0
Woodland Terrace                     36,400       1,047,107          (3,424)
Mt. Vernon Elderly                   21,750         680,437          (1,252)
Lakeland Elderly                     28,000         930,574          (2,759)
Prairie Apartments                   66,500       1,150,214          22,427
Sylacauga Heritage                   66,080       1,648,081          19,149
Manchester Housing                   36,000       1,746,076          (2,283)
Durango C.W.W.                      140,250       1,123,454           8,292
Columbus Sr.                         64,373         444,257          (1,003)
                                -----------    ------------       ---------

Total Series 2                  $ 1,115,553    $ 26,819,761       $ 263,818

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 3
                                                                         Net
Apartment Properties                Cost At Acquisition Date    Improvements
                                                   Buildings     Capitalized
                                                Improvements   Subsequent to
Partnership                             Land     & Equipment     Acquisition

Poteau II                       $    76,827    $  1,712,321       $       0
Sallisaw                             70,000       1,674,103               0
Nowata Properties                    45,500       1,102,984               0
Waldron Properties                   26,000         834,273               0
Roland II                            70,000       1,734,010               0
Stilwell                             37,500       1,560,201               0
Birchwood Apts.                     116,740         885,923          15,506
Hornellsville                        41,225       1,018,523          35,769
Sunchase II                         113,115       1,198,373           8,586
CE McKinley II                       11,762         745,635          35,131
Weston Apartments                         0         339,144             194
Countrywood Apts.                    55,750       1,447,439          16,575
Wildwood Apts.                       48,000       1,018,897          17,428
Hancock                              20,700         419,725               0
Hopkins                              43,581         885,087          (1,412)
Elkhart Apts.                        35,985       1,361,096         129,643
Bryan Senior                         74,000       1,102,728           7,529
Brubaker Square                      75,000       1,376,075           1,431
Southwood                            15,000       1,769,334           7,959
Villa Allegra                        35,000       1,097,214           1,343
Belmont Senior                       43,600         891,543               0
Heritage Villas                      21,840         801,128           1,006
Logansport Seniors                   27,621       1,058,773               0
                                -----------    ------------       ---------

Total Series 3                  $ 1,104,746    $ 26,034,529       $ 276,688

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 4
                                                                         Net
Apartment Properties                Cost At Acquisition Date    Improvements
                                                   Buildings     Capitalized
                                                Improvements   Subsequent to
Partnership                             Land     & Equipment     Acquisition

Alsace Village                  $    15,000    $    771,590       $  12,888
Seneca Apartments                    76,212         640,702           1,761
Eudora Senior                        50,000       1,207,482               0
Westville                            27,560       1,074,126               0
Wellsville Senior                    38,000         772,971              (1)
Stilwell II                          30,000       1,627,974               0
Spring Hill Senior                   49,800         986,569               0
Smithfield                           82,500       1,698,213          56,907
Tarpon Heights                       85,000       1,408,434               0
Oaks Apartments                      42,000         989,522             987
Wynnwood Common                      68,000       1,578,814          18,971
Chestnut Apartments                  57,200         977,493          15,871
St. George                           22,600         915,400           2,861
Williston                            25,000         959,345          18,255
Brackettville Sr.                    28,600         963,366               0
Sonora Seniors                       51,000         962,315               0
Ozona Seniors                        40,000         719,843               0
Fredericksburg Sr.                   45,000       1,357,563               0
St. Joseph                           28,000         940,580           7,466
Courtyard                            24,500         810,110           7,198
Rural Development                    38,200       1,361,892          22,390
Jasper Villas                        27,000       1,067,890           4,827
Edmonton Senior                      40,000         866,714               0
Jonesville Manor                    100,000       1,578,135           8,060
Norton Green                        120,000       1,535,373          37,693
Owingsville Senior                   28,000         820,044               0
Timpson Seniors                      13,500         802,416               0
Piedmont                             29,500       1,259,547               0
S.F. Arkansas City                   16,800         395,228               0
                                -----------    ------------       ---------

Total Series 4                  $ 1,298,972    $ 31,049,651       $ 216,134

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 5
                                                                         Net
Apartment Properties                Cost At Acquisition Date    Improvements
                                                   Buildings     Capitalized
                                                Improvements   Subsequent to
Partnership                             Land     & Equipment     Acquisition

Seymour                         $    59,500    $  1,452,557     $     5,938
Effingham                            38,500         940,327           1,233
S.F. Winfield                        18,000         382,920               0
S.F.Medicine Lodge                   21,600         542,959               0
S.F. Ottawa                          25,200         687,929          (5,680)
S.F. Concordia                       28,000         658,961               1
Highland View                        16,220         830,471          25,576
Carrollton Club                     248,067         722,560       2,247,274
Scarlett Oaks                        44,475         992,158         636,104
Brooks Hill                               0         214,335       1,531,305
Greensboro                           15,930          61,495         788,834
Greensboro II                        21,330          92,063         979,756
Pine Terrace                         14,700         196,071         674,414
Shellman                             13,500         512,531         379,033
Blackshear                           60,000         413,143       1,119,175
Crisp Properties                     48,000         578,709         497,328
Crawford                             16,600         187,812         703,300
Yorkshire                           100,000       2,212,045         222,521
Woodcrest                            70,000         842,335         662,441
Fox Ridge                            39,781         848,996           1,164
Redmont II                           25,000         814,432           1,164
Clayton                              35,600         835,930               0
Alma                                 45,000         912,710               0
Pemberton Village                    12,020         767,228         (12,269)
Magic Circle                         22,660         749,504           3,963
Spring Hill                          70,868       1,318,926          59,584
Menard Retirement                    21,000         721,251          19,622
Wallis Housing                       13,900         553,230           7,263
Zapata Housing                       44,000       1,120,538          73,867
Mill Creek                           28,000         414,429       1,299,240
Portland II                          43,102         410,683         258,989
Georgetown                                0         149,483         741,603
Cloverdale                           40,000         583,115         310,051
S. Timber Ridge                      43,705       1,233,570           3,149
Pineville                            59,661         328,468             891
Ravenwood                            14,300         873,596               0
                                -----------    ------------     -----------

Total Series 5                  $ 1,418,219    $ 25,157,470     $13,236,834

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 6
                                                                         Net
Apartment Properties                Cost At Acquisition Date    Improvements
                                                   Buildings     Capitalized
                                                Improvements   Subsequent to
Partnership                             Land     & Equipment     Acquisition

Spruce                          $    60,040    $    108,772      $  927,758
Shannon Apartments                    5,000          94,494         546,979
Carthage                            115,814         578,597            (744)
Mt. Crest                            64,914       1,143,675          22,418
Coal City                            60,055       1,121,477           4,130
Blacksburg Terrace                   39,930       1,278,860           4,279
Frazier                              51,665       1,619,209           2,230
Ehrhardt                              9,020         671,750           5,006
Sinton                               42,103         985,010          12,193
Frankston                            30,000         639,068           5,913
Flagler Beach                       118,575       1,534,541               0
Oak Ridge                            40,000         995,782           2,184
Monett                              170,229         782,795           3,722
Arma                                 85,512         771,316           1,985
Southwest City                       67,303         319,272            (666)
Meadowcrest                          72,500       1,130,651             587
Parsons                              49,780       1,483,188               0
Newport Village                      61,350       1,470,505          50,315
Goodwater Falls                      32,000       1,142,517         218,846
Northfield Station                   44,250         977,220           1,091
Pleasant Hill Square                 35,000         893,323          26,487
Winter Park                          95,000       1,121,119          22,397
Cornell                              32,000       1,017,572          18,854
Heritage Drive S.                    44,247       1,151,157             267
Brodhead                             21,600         932,468               0
Mt. Village                          55,000         884,596               0
Hazelhurst                           60,000       1,118,734           2,670
Sunrise                              90,000       1,269,252             767
Stony Creek                               0       1,428,656         197,539
Logan Place                          39,300       1,477,527           1,799
Haines                              189,323       2,851,953         (15,673)
Maple Wood                           79,000         924,144           4,600
Summerhill                           23,000         788,157          29,099
Dorchester                           13,000         239,455         309,817
Lancaster                            37,500       1,361,272         (18,104)
Autumn Village                       20,000         595,604               0
Hardy                                     0         473,695         457,865
Dawson                               40,000         346,569       1,088,404
                                -----------    ------------      ----------

Total Series 6                  $ 2,094,010    $ 37,723,952      $3,935,014

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 2
                                            Gross Amount At Which Carried At
Apartment Properties                                       December 31, 1996
                                                  Buildings,
                                                Improvements
Partnership                             Land     & Equipment           Total

Claxton Elderly                 $    33,400     $   766,138     $   799,538
Deerfield II                         33,600         820,962         854,562
Hartwell Family                      22,700         836,998         859,698
Cherrytree Apts.                     62,000       1,377,636       1,439,636
Springwood Apts.                     21,500       1,479,583       1,501,083
Lakeshore Apts.                      28,600       1,238,943       1,267,543
Lewiston                             38,400       1,195,535       1,233,935
Charleston                           16,000       1,060,098       1,076,098
Sallisaw II                          37,500       1,480,089       1,517,589
Pocola                               22,500       1,223,370       1,245,870
Inverness Club                      205,500       3,291,324       3,496,824
Pearson Elderly                      15,000         766,460         781,460
Richland Elderly                     31,500       1,026,371       1,057,871
Lake Park                            88,000       1,710,725       1,798,725
Woodland Terrace                     36,400       1,043,683       1,080,083
Mt. Vernon Elderly                   21,750         679,185         700,935
Lakeland Elderly                     28,000         927,815         955,815
Prairie Apartments                   73,284       1,165,857       1,239,141
Sylacauga Heritage                   66,080       1,667,230       1,733,310
Manchester Housing                   36,000       1,743,793       1,779,793
Durango C.W.W.                      140,250       1,131,746       1,271,996
Columbus Sr.                         64,373         443,254         507,627
                                -----------     -----------     -----------

Total Series 2                  $ 1,122,337     $27,076,795     $28,199,132

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 3
                                            Gross Amount At Which Carried At
Apartment Properties                                       December 31, 1996
                                                  Buildings,
                                                Improvements
Partnership                             Land     & Equipment           Total

Poteau II                       $    76,827     $ 1,712,321     $ 1,789,148
Sallisaw                             70,000       1,674,103       1,744,103
Nowata Properties                    45,500       1,102,984       1,148,484
Waldron Properties                   26,000         834,273         860,273
Roland II                            70,000       1,734,010       1,804,010
Stilwell                             37,500       1,560,201       1,597,701
Birchwood Apts.                     124,505         893,664       1,018,169
Hornellsville                        41,225       1,054,292       1,095,517
Sunchase II                         113,115       1,206,959       1,320,074
CE McKinley II                      138,889         653,639         792,528
Weston Apartments                         0         339,338         339,338
Countrywood Apts.                    55,750       1,464,014       1,519,764
Wildwood Apts.                       48,000       1,036,325       1,084,325
Hancock                              20,700         419,725         440,425
Hopkins                              43,581         883,675         927,256
Elkhart Apts.                       151,976       1,374,748       1,526,724
Bryan Senior                         74,000       1,110,257       1,184,257
Brubaker Square                      75,000       1,377,506       1,452,506
Southwood                            15,000       1,777,293       1,792,293
Villa Allegra                        35,000       1,098,557       1,133,557
Belmont Senior                       43,600         891,543         935,143
Heritage Villas                      21,840         802,134         823,974
Logansport Seniors                   27,621       1,058,773       1,086,394
                                -----------     -----------     -----------

Total Series 3                  $ 1,355,629     $26,060,334     $27,415,963

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 4
                                            Gross Amount At Which Carried At
Apartment Properties                                       December 31, 1996
                                                  Buildings,
                                                Improvements
Partnership                             Land     & Equipment           Total

Alsace Village                  $    15,000     $   784,478     $   799,478
Seneca Apartments                    76,212         642,463         718,675
Eudora Senior                        50,000       1,207,482       1,257,482
Westville                            27,560       1,074,126       1,101,686
Wellsville Senior                    38,000         772,970         810,970
Stilwell II                          30,000       1,627,974       1,657,974
Spring Hill Senior                   49,800         986,569       1,036,369
Smithfield                           84,852       1,752,768       1,837,620
Tarpon Heights                       85,000       1,408,434       1,493,434
Oaks Apartments                      42,000         990,509       1,032,509
Wynnwood Common                      68,000       1,597,785       1,665,785
Chestnut Apartments                  63,800         986,764       1,050,564
St. George                           22,600         918,261         940,861
Williston                            25,000         977,600       1,002,600
Brackettville Sr.                    28,600         963,366         991,966
Sonora Seniors                       51,000         962,315       1,013,315
Ozona Seniors                        40,000         719,843         759,843
Fredericksburg Sr.                   45,000       1,357,563       1,402,563
St. Joseph                           28,000         948,046         976,046
Courtyard                            25,295         816,513         841,808
Rural Development                    38,200       1,384,282       1,422,482
Jasper Villas                        27,000       1,072,717       1,099,717
Edmonton Senior                      40,000         866,714         906,714
Jonesville Manor                    100,000       1,586,195       1,686,195
Norton Green                        120,000       1,573,066       1,693,066
Owingsville Senior                   28,000         820,044         848,044
Timpson Seniors                      13,500         802,416         815,916
Piedmont                             29,500       1,259,547       1,289,047
S.F. Arkansas City                   16,800         395,228         412,028
                                -----------     -----------     -----------

Total Series 4                  $ 1,308,719     $31,256,038     $32,564,757

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 5
                                            Gross Amount At Which Carried At
Apartment Properties                                       December 31, 1996
                                                  Buildings,
                                                Improvements
Partnership                             Land     & Equipment           Total

Seymour                         $    59,500     $ 1,458,495     $ 1,517,995
Effingham                            38,500         941,560         980,060
S.F. Winfield                        18,000         382,920         400,920
S.F.Medicine Lodge                   21,600         542,959         564,559
S.F. Ottawa                          25,200         682,249         707,449
S.F. Concordia                       28,000         658,962         686,962
Highland View                        16,220         856,047         872,267
Carrollton Club                     248,068       2,969,833       3,217,901
Scarlett Oaks                        44,475       1,628,262       1,672,737
Brooks Hill                          77,500       1,668,140       1,745,640
Greensboro                           15,930         850,329         866,259
Greensboro II                        21,330       1,071,819       1,093,149
Pine Terrace                         14,700         870,485         885,185
Shellman                             13,500         891,564         905,064
Blackshear                           60,000       1,532,318       1,592,318
Crisp Properties                     48,000       1,076,037       1,124,037
Crawford                             16,600         891,112         907,712
Yorkshire                           100,788       2,433,778       2,534,566
Woodcrest                            70,000       1,504,776       1,574,776
Fox Ridge                            39,781         850,160         889,941
Redmont II                           25,000         815,596         840,596
Clayton                              35,600         835,930         871,530
Alma                                 45,000         912,710         957,710
Pemberton Village                    12,020         754,959         766,979
Magic Circle                         22,660         753,467         776,127
Spring Hill                          70,868       1,378,510       1,449,378
Menard Retirement                    21,000         740,873         761,873
Wallis Housing                       13,900         560,493         574,393
Zapata Housing                       46,323       1,192,082       1,238,405
Mill Creek                           28,000       1,713,669       1,741,669
Portland II                          26,102         686,672         712,774
Georgetown                           50,393         840,693         891,086
Cloverdale                           40,000         893,166         933,166
S. Timber Ridge                      43,705       1,236,719       1,280,424
Pineville                            59,661         329,359         389,020
Ravenwood                            14,300         873,596         887,896
                                -----------     -----------     -----------
Total Series 5                  $ 1,532,224     $38,280,299     $39,812,523

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 6
                                            Gross Amount At Which Carried At
Apartment Properties                                       December 31, 1996
                                                  Buildings,
                                                Improvements
Partnership                             Land     & Equipment           Total

Spruce                          $    84,155     $ 1,012,415     $ 1,096,570
Shannon Apartments                    5,000         641,473         646,473
Carthage                            115,814         577,853         693,667
Mt. Crest                            64,914       1,166,093       1,231,007
Coal City                            60,055       1,125,607       1,185,662
Blacksburg Terrace                   39,930       1,283,139       1,323,069
Frazier                              51,665       1,621,439       1,673,104
Ehrhardt                              9,020         676,756         685,776
Sinton                               42,103         997,203       1,039,306
Frankston                            30,000         644,981         674,981
Flagler Beach                       118,575       1,534,541       1,653,116
Oak Ridge                            40,000         997,966       1,037,966
Monett                              170,229         786,517         956,746
Arma                                 89,512         769,301         858,813
Southwest City                       67,303         318,606         385,909
Meadowcrest                          72,500       1,131,238       1,203,738
Parsons                              49,780       1,483,188       1,532,968
Newport Village                      61,350       1,520,820       1,582,170
Goodwater Falls                      32,000       1,361,363       1,393,363
Northfield Station                   44,250         978,311       1,022,561
Pleasant Hill Square                 35,000         919,810         954,810
Winter Park                          95,000       1,143,516       1,238,516
Cornell                              35,591       1,032,835       1,068,426
Heritage Drive S.                    44,247       1,151,424       1,195,671
Brodhead                             21,600         932,468         954,068
Mt. Village                          55,000         884,596         939,596
Hazelhurst                           60,000       1,121,404       1,181,404
Sunrise                              90,000       1,270,019       1,360,019
Stony Creek                          80,000       1,546,195       1,626,195
Logan Place                          41,099       1,477,527       1,518,626
Haines                              189,323       2,836,280       3,025,603
Maple Wood                           79,000         928,744       1,007,744
Summerhill                           23,000         817,256         840,256
Dorchester                           13,000         549,272         562,272
Lancaster                            37,500       1,343,168       1,380,668
Autumn Village                       20,000         595,604         615,604
Hardy                                21,250         910,310         931,560
Dawson                               40,000       1,434,973       1,474,973
                                -----------     -----------     -----------

Total Series 6                  $ 2,228,765     $41,524,211     $43,752,976

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 2

Apartment Properties
                                 Accumulated                     Depreciable
Partnership                     Depreciation                            Life

Claxton Elderly                 $   182,923                           5-27.5
Deerfield II                        197,569                           5-27.5
Hartwell Family                     203,826                           5-27.5
Cherrytree Apts.                    226,386                           5-27.5
Springwood Apts.                    268,060                             5-40
Lakeshore Apts.                     223,054                             5-40
Lewiston                            187,704                             5-40
Charleston                          299,874                             5-25
Sallisaw II                         401,972                             5-25
Pocola                              297,187                           5-27.5
Inverness Club                      704,676                           5-27.5
Pearson Elderly                     162,398                             5-30
Richland Elderly                    211,279                             5-30
Lake Park                           392,137                             5-30
Woodland Terrace                    220,418                             5-30
Mt. Vernon Elderly                  144,913                             5-30
Lakeland Elderly                    191,841                             5-30
Prairie Apartments                  210,525                             5-40
Sylacauga Heritage                  278,885                             5-40
Manchester Housing                  347,404                             5-30
Durango C.W.W.                      182,266                             5-40
Columbus Sr.                        113,804                           5-27.5
                                -----------

Total Series 2                  $ 5,649,101

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 3

Apartment Properties
                                 Accumulated                     Depreciable
Partnership                     Depreciation                            Life

Poteau II                       $   618,722                             5-25
Sallisaw                            575,825                             5-25
Nowata Properties                   370,408                             5-25
Waldron Properties                  278,978                             5-25
Roland II                           621,938                             5-25
Stilwell                            550,439                             5-25
Birchwood Apts.                     222,677                             5-40
Hornellsville                       333,364                           5-27.5
Sunchase II                         341,268                             5-40
CE McKinley II                      239,893                           5-27.5
Weston Apartments                   114,062                           5-27.5
Countrywood Apts.                   470,971                           5-27.5
Wildwood Apts.                      274,157                             5-30
Hancock                             100,237                           5-27.5
Hopkins                             211,037                           5-27.5
Elkhart Apts.                       391,162                             5-25
Bryan Senior                        401,818                           5-27.5
Brubaker Square                     430,262                           5-27.5
Southwood                           236,341                             5-50
Villa Allegra                       354,837                           5-27.5
Belmont Senior                      154,747                             5-40
Heritage Villas                     173,988                             5-30
Logansport Seniors                  157,438                             5-40
                                -----------

Total Series 3                  $ 7,624,569

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 4

Apartment Properties
                                 Accumulated                     Depreciable
Partnership                     Depreciation                            Life

Alsace Village                  $   195,851                           5-27.5
Seneca Apartments                   217,111                           5-27.5
Eudora Senior                       288,786                           5-27.5
Westville                           259,160                           5-27.5
Wellsville Senior                   194,861                             5-25
Stilwell II                         393,640                           5-27.5
Spring Hill Senior                  270,920                             5-25
Smithfield                          250,681                             5-40
Tarpon Heights                      210,760                             5-40
Oaks Apartments                     150,701                             5-40
Wynnwood Common                     265,372                             5-40
Chestnut Apartments                 182,299                             5-40
St. George                          249,961                           5-27.5
Williston                           248,557                           5-27.5
Brackettville Sr.                   129,680                             5-40
Sonora Seniors                      141,577                             5-40
Ozona Seniors                       100,614                             5-40
Fredericksburg Sr.                  194,732                             5-40
St. Joseph                          220,272                           5-27.5
Courtyard                           166,844                           5-27.5
Rural Development                   356,678                           5-27.5
Jasper Villas                       172,526                             5-40
Edmonton Senior                     144,246                             5-40
Jonesville Manor                    365,842                           5-27.5
Norton Green                        385,985                           5-27.5
Owingsville Senior                  133,029                             5-40
Timpson Seniors                     134,390                             5-40
Piedmont                            144,873                           5-27.5
S.F. Arkansas City                   94,332                           5-27.5
                                -----------

Total Series 4                  $ 6,264,280

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 5

Apartment Properties
                                 Accumulated                     Depreciable
Partnership                     Depreciation                            Life

Seymour                         $   314,878                           5-27.5
Effingham                           205,183                           5-27.5
S.F. Winfield                        92,646                           5-27.5
S.F.Medicine Lodge                  121,356                           5-27.5
S.F. Ottawa                         164,555                           5-27.5
S.F. Concordia                      156,412                           5-27.5
Highland View                       117,497                             5-40
Carrollton Club                     497,333                           5-27.5
Scarlett Oaks                       301,633                           5-27.5
Brooks Hill                         257,817                           5-27.5
Greensboro                          127,851                             5-30
Greensboro II                       161,170                             5-30
Pine Terrace                        140,348                             5-30
Shellman                            158,512                             5-30
Blackshear                          246,511                             5-30
Crisp Properties                    183,335                             5-30
Crawford                            147,211                             5-30
Yorkshire                           283,348                             5-50
Woodcrest                           212,727                             5-40
Fox Ridge                           121,240                             5-50
Redmont II                          117,696                             5-50
Clayton                             175,720                           5-27.5
Alma                                221,946                             5-25
Pemberton Village                   167,851                           5-27.5
Magic Circle                        166,203                           5-27.5
Spring Hill                         308,272                             5-25
Menard Retirement                    92,171                             5-30
Wallis Housing                      106,635                             5-30
Zapata Housing                      188,217                           5-27.5
Mill Creek                          389,213                             5-25
Portland II                         132,083                           5-27.5
Georgetown                          134,790                             5-50
Cloverdale                          218,670                           5-27.5
S. Timber Ridge                     269,156                             5-25
Pineville                            89,170                           5-27.5
Ravenwood                            50,049                           5-27.5
                                -----------

Total Series 5                  $ 6,839,405

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996

SERIES 6

Apartment Properties
                                 Accumulated                     Depreciable
Partnership                     Depreciation                            Life

Spruce                          $   192,742                             5-30
Shannon Apartments                   79,261                             5-40
Carthage                            199,100                           5-27.5
Mt. Crest                           248,395                           5-27.5
Coal City                           144,032                           5-27.5
Blacksburg Terrace                  280,350                           5-27.5
Frazier                             332,820                           5-27.5
Ehrhardt                            119,151                           5-27.5
Sinton                              107,719                             5-50
Frankston                            68,718                             5-30
Flagler Beach                       201,177                             5-40
Oak Ridge                           183,285                           5-27.5
Monett                              207,134                           5-27.5
Arma                                214,042                           5-27.5
Southwest City                       95,859                           5-27.5
Meadowcrest                         163,850                             5-40
Parsons                             294,982                           5-27.5
Newport Village                     281,817                           5-27.5
Goodwater Falls                     180,328                           5-27.5
Northfield Station                  133,893                           5-27.5
Pleasant Hill Square                124,880                           5-27.5
Winter Park                         173,602                             5-40
Cornell                             123,935                             5-40
Heritage Drive S.                   225,251                             5-25
Brodhead                            112,825                             5-40
Mt. Village                         110,055                             5-50
Hazelhurst                          137,275                             5-40
Sunrise                             205,097                           5-27.5
Stony Creek                         188,142                           5-27.5
Logan Place                         213,366                           5-27.5
Haines                              493,549                           5-27.5
Maple Wood                          164,784                           5-27.5
Summerhill                          151,821                           5-27.5
Dorchester                           87,676                           5-27.5
Lancaster                           164,782                             5-40
Autumn Village                       70,742                             5-40
Hardy                                99,125                             5-40
Dawson                               92,837                             5-40
                                -----------

Total Series 6                  $ 6,668,399

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III


Series 2
Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 1995                                             $  28,152,495
   Additions during period:
       Acquisitions through foreclosure                   0
       Other acquisitions                                 0
       Improvements, etc.                            46,637
       Other                                              0
                                                  ----------
                                                                     46,637

   Deductions during period:
       Cost of real estate sold                           0
       Other                                              0
                                                  ----------
                                                                          0
                                                              --------------
Balance at end of period -
December 31, 1996                                             $  28,199,132
                                                              ==============



Reconciliation of Accumulated Depreciation current year changes


Balance at beginning of period -
December 31, 1995                                             $   4,712,310
       Current year expense                                         936,791
       Less Accumulated Depreciation
        of real estate sold                                               0
                                                              --------------

Balance at end of period - December 31, 1996                  $   5,649,101
                                                              ==============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III


Series 3
Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 1995                                             $  27,364,904
   Additions during period:
       Acquisitions through foreclosure                   0
       Other acquisitions                                 0
       Improvements, etc.                            51,059
       Other                                              0
                                                  ----------
                                                                     51,059

   Deductions during period:
       Cost of real estate sold                           0
       Other                                              0
                                                  ----------
                                                                          0
                                                              --------------
Balance at end of period -
December 31, 1996                                             $  27,415,963
                                                              ==============



Reconciliation of Accumulated Depreciation current year changes


Balance at beginning of period -
December 31, 1995                                             $   6,707,453
       Current year expense                                         917,116
       Less Accumulated Depreciation
        of real estate sold                                               0
                                                              --------------

Balance at end of period - December 31, 1996                  $   7,624,569
                                                              ==============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III


Series 4
Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 1995                                             $  32,504,267
   Additions during period:
       Acquisitions through foreclosure                   0
       Other acquisitions                                 0
       Improvements, etc.                            65,315
       Other                                              0
                                                  ----------
                                                                     65,315

   Deductions during period:
       Cost of real estate sold                       4,825
       Other                                              0
                                                  ----------
                                                                      4,825
                                                              -------------

Balance at end of period -
December 31, 1996                                             $  32,564,757
                                                              ==============



Reconciliation of Accumulated Depreciation current year changes


Balance at beginning of period -
December 31, 1995                                             $   5,226,315
       Current year expense                                       1,042,790
       Less Accumulated Depreciation
        of real estate sold                                          (4,825)
                                                              --------------

Balance at end of period - December 31, 1996                  $   6,264,280
                                                              ==============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III


Series 5
Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 1995                                             $  39,777,554
   Additions during period:
       Acquisitions through foreclosure                   0
       Other acquisitions                                 0
       Improvements, etc.                            45,969
       Other                                              0
                                                  ----------
                                                                     45,969

   Deductions during period:
       Cost of real estate sold                      11,000
       Other                                              0
                                                  ----------
                                                                     11,000
                                                              --------------
Balance at end of period -
December 31, 1996                                             $  39,812,523
                                                              ==============



Reconciliation of Accumulated Depreciation current year changes


Balance at beginning of period -
December 31, 1995                                             $   5,473,574
       Current year expense                                       1,377,543
       Less Accumulated Depreciation
        of real estate sold                                         (11,000)
       Prior year adjustment                                           (712)
                                                              --------------

Balance at end of period - December 31, 1996                  $   6,839,405
                                                              ==============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1996
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III


Series 6
Reconciliation of Land, Building & Improvements current year changes:

Balance at beginning of period -
December 31, 1995                                             $  43,680,267
   Additions during period:
       Acquisitions through foreclosure                   0
       Other acquisitions                                 0
       Improvements, etc.                            72,709
       Other                                              0
                                                  ----------
                                                                     72,709

   Deductions during period:
       Cost of real estate sold                           0
       Other                                              0
                                                  ----------
                                                                          0
                                                              -------------
Balance at end of period -
December 31, 1996                                             $  43,752,976
                                                              ==============



Reconciliation of Accumulated Depreciation current year changes


Balance at beginning of period -
December 31, 1995                                             $   5,205,351
       Current year expense                                       1,463,048
       Less Accumulated Depreciation
        of real estate sold                                               0
                                                              --------------

Balance at end of period - December 31, 1996                  $   6,668,399
                                                              ==============

                                            SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                          GATEWAY TAX CREDIT FUND II LTD.
                                          (A Florida Limited Partnership)
                                          By:  Raymond James Tax Credit
                                          Funds,Inc.
                                          Raymond James Tax Credit Funds, Inc.





Date:  July 11, 1997                      By:/s/ Ronald M. Diner
                                          Ronald M. Diner
                                          President



Date:  July 11, 1997                      By:/s/ Sandra L. Furey
                                          Sandra L. Furey
                                          Secretary and Treasurer

                                            SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned hereunto duly authorized.


                                                 GATEWAY TAX CREDIT FUND II LTD.
                                                 (A Florida Limited Partnership)
                                                 By:  Raymond James Tax Credit
                                                 Funds,Inc.
                                                 Managing General Partner




Date:  July 11, 1997                             By:/s/ Ronald M. Diner
                                                 Ronald M. Diner
                                                 President



Date:  July 11, 1997                             By:/s/ Sandra L. Furey
                                                 Sandra L. Furey
                                                 Secretary and Treasurer



Date:  July 11, 1997                             By:/s/ Alan L. Weiner
                                                 Alan L. Weiner
                                                 Sr. Vice President
                                                 and Director