Form 10-Q
period 1997-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 1997-09-03
CIK 857115

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC  20549

                                         FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended                  June 30, 1997

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

                                YES     X                   NO

                                                         Number of Units
      Title of Each Class                                 June 30, 1997
Beneficial Assignee Certificates:
$1,000 per certificate                       37,228

                            DOCUMENTS INCORPORATED BY REFERENCE

                      Parts I and II, 1995 Form 10-K, filed with the
                    Securities and Exchange Commission on July 11, 1997
                    Parts III and IV - Form S-11 Registration Statement
                        and all amendments and supplements thereto
                                     File No. 33-31821

PART I - Financial Information
   Item 1.  Financial Statements
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                      BALANCE SHEETS

                                                   JUNE 30,       MARCH 31,
                                                     1997            1997
                                                 -----------     -----------
SERIES 2                                         (Unaudited)      (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  342,705      $  138,561
   Receivable from Other Series                           0               0
   Investments in Securities                         45,150          45,757
                                                 ----------      ----------
     Total Current Assets                           387,855         184,318

   Investments in Securities                        308,313         346,730
   Investments in Project
          Partnerships, Net                         686,289         814,883
                                                 ----------      ----------
       Total Assets                              $1,382,457      $1,345,931
                                                 ==========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   43,200      $   43,644
   Payable to Other Series                          156,308               0

Long-Term Liabilities:
   Payable to General Partners                      278,611         261,410

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at June 30, and March 31, 1997
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    June 30 and March 31, 1997
    issued and outstanding                          949,094       1,084,268
General Partners                                    (44,756)        (43,391)
                                                 ----------      ----------
     Total Partners' Equity                         904,338       1,040,877
                                                 ----------      ----------
       Total Liabilities and
          Partners Equity                        $1,382,457      $1,345,931
                                                 ==========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS

                                                   JUNE 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
SERIES 3                                         (Unaudited)      (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  116,222      $  109,925
   Receivable from Other Series                      40,642               0
   Investments in Securities                         40,160          40,699
                                                 ----------      ----------
     Total Current Assets                           197,024         150,624

   Investments in Securities                        274,238         308,410
   Investments in Project
          Partnerships, Net                         513,873         584,189
                                                 ----------      ----------
       Total Assets                              $  985,135      $1,043,223
                                                 ==========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   47,354      $   48,117
   Payable to Other Series                                0               0

Long-Term Liabilities:
   Payable to General Partners                      229,140         212,944

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at June 30 and March 31, 1997
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    June 30 and March 31, 1997
    issued and outstanding                          749,370         822,156
General Partners                                    (40,729)        (39,994)
                                                 ----------      ----------
     Total Partners' Equity                         708,641         782,162
                                                 ----------      ----------
       Total Liabilities and
          Partners Equity                        $  985,135      $1,043,223
                                                 ==========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS

                                                   JUNE 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
SERIES 4                                         (Unaudited)      (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  187,312      $  182,773
   Receivable from Other Series                      51,491               0
   Investments in Securities                         50,879          51,562
                                                 ----------      ----------
     Total Current Assets                           289,682         234,335

   Investments in Securities                        347,431         390,723
   Investments in Project
          Partnerships, Net                       1,286,317       1,423,319
                                                 ----------      ----------
       Total Assets                              $1,923,430      $2,048,377
                                                 ==========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   52,180      $   52,967
   Payable to Other Series                                0               0

Long-Term Liabilities:
   Payable to General Partners                      266,744         246,861

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at June 30 and March 31, 1997
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    June 30 and March 31, 1997
    issued and outstanding                        1,649,114       1,791,717
General Partners                                    (44,608)        (43,168)
                                                 ----------      ----------
     Total Partners' Equity                       1,604,506       1,748,549
                                                 ----------      ----------
       Total Liabilities and
          Partners Equity                        $1,923,430      $2,048,377
                                                 ==========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS

                                                   JUNE 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
SERIES 5                                         (Unaudited)      (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  265,178      $  259,006
   Receivable from Other Series                      64,175               0
   Investments in Securities                         63,414          64,266
                                                 ----------      ----------
     Total Current Assets                           392,767         323,272

   Investments in Securities                        433,028         486,986
   Investments in Project
          Partnerships, Net                       2,100,267       2,268,632
                                                 ----------      ----------
       Total Assets                              $2,926,062      $3,078,890
                                                 ==========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   70,131      $   70,909
   Payable to Other Series                                0               0

Long-Term Liabilities:
   Payable to General Partners                      262,271         237,669

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at June 30 and March 31, 1997
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    June 30 and March 31, 1997
    issued and outstanding                        2,643,347       2,818,232
General Partners                                    (49,687)        (47,920)
                                                 ----------      ----------
     Total Partners' Equity                       2,593,660       2,770,312
                                                 ----------      ----------
       Total Liabilities and
          Partners Equity                        $2,926,062      $3,078,890
                                                 ==========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS

                                                   JUNE 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
SERIES 6                                         (Unaudited)      (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  401,938      $  396,736
   Receivable from Other Series                           0               0
   Investments in Securities                         46,508          45,870
                                                 ----------      ----------
     Total Current Assets                           448,446         442,606

   Investments in Securities                        400,430         393,657
   Investments in Project
          Partnerships, Net                       3,673,707       3,912,526
                                                 ----------      ----------
       Total Assets                              $4,522,583      $4,748,789
                                                 ==========      ==========


LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   65,668      $   66,605
   Payable to Other Series                                0               0

Long-Term Liabilities:
   Payable to General Partners                      320,681         293,418

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at June 30 and March 31, 1997
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    June 30 and March 31, 1997
    issued and outstanding                        4,183,598       4,433,605
General Partners                                    (47,364)        (44,839)
                                                 ----------      ----------
     Total Partners' Equity                       4,136,234       4,388,766
                                                 ----------      ----------
       Total Liabilities and
          Partners Equity                        $4,522,583      $4,748,789
                                                 ==========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS

                                                   JUNE 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
TOTAL SERIES 2 - 6                               (Unaudited)      (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                    $ 1,313,355     $ 1,087,001
   Receivable from Other Series                     156,308               0
   Investments in Securities                        246,111         248,154
                                                -----------     -----------
     Total Current Assets                         1,715,774       1,335,155

   Investments in Securities                      1,763,440       1,926,506
   Investments in Project
          Partnerships, Net                       8,260,453       9,003,549
                                                -----------     -----------
       Total Assets                             $11,739,667     $12,265,210
                                                ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                  $   278,533     $   282,242
   Payable from Other Series                        156,308               0

Long-Term Liabilities:
   Payable to General Partners                    1,357,447       1,252,302

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at June 30 and March 31, 1997
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    June 30 and March 31, 1997
    issued and outstanding                       10,174,523      10,949,978
General Partners                                   (227,144)       (219,312)
                                                -----------     -----------
     Total Partners' Equity                       9,947,379      10,730,666
                                                -----------     -----------
       Total Liabilities and
          Partners Equity                       $11,739,667     $12,265,210
                                                ===========     ===========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                            FOR THE THREE MONTHS ENDED JUNE 30,

                                                     1997               1996
SERIES 2                                         -----------        ----------
Revenues:
   Interest Income                               $    9,736         $    9,292
                                                 -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner                                 17,222             17,250
   General and Administrative-
     General Partner                                  1,872              1,664
   General and Administrative-
     Other                                            1,227              2,047
   Amortization                                         592              1,203
                                                 -----------        ----------
     Total Expenses                                  20,913             22,164
                                                 -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships                               (11,177)           (12,872)
Equity in Losses of Project
 Partnerships                                      (125,362)          (120,652)
                                                 -----------        -----------
Net Loss                                         $ (136,539)        $ (133,524)
                                                 ===========        ===========
Allocation of Net Loss:
   Assignees                                     $ (135,174)        $ (132,189)
   General Partners                                  (1,365)            (1,335)
                                                 -----------        -----------
                                                 $ (136,539)        $ (133,524)
                                                 ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (22.03)        $   (21.54)

Number of Beneficial Assignee
 Certificates Outstanding                             6,136              6,136


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                            FOR THE THREE MONTHS ENDED JUNE 30,

                                                     1997               1996
SERIES 3                                         -----------        ----------
Revenues:
   Interest Income                               $    7,300         $    7,655
                                                 -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner                                 15,948             15,982
   General and Administrative-
     General Partner                                  1,957              1,742
   General and Administrative-
     Other                                            1,381              1,877
   Amortization                                        (404)               319
                                                 -----------        ----------
     Total Expenses                                  18,882             19,920
                                                 -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships                               (11,582)           (12,265)
Equity in Losses of Project
 Partnerships                                       (61,939)           (69,728)
                                                 -----------        -----------
Net Loss                                         $  (73,521)        $  (81,993)
                                                 ===========        ===========
Allocation of Net Loss:
   Assignees                                     $  (72,786)        $  (81,173)
   General Partners                                    (735)              (820)
                                                 -----------        -----------
                                                 $  (73,521)        $  (81,993)
                                                 ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (13.34)        $   (14.88)

Number of Beneficial Assignee
 Certificates Outstanding                             5,456              5,456


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                            FOR THE THREE MONTHS ENDED JUNE 30,

                                                      1997              1996
SERIES 4                                         -----------        ----------
Revenues:
   Interest Income                               $    9,737         $   10,234
                                                 -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner                                 19,568             19,596
   General and Administrative-
     General Partner                                  2,468              2,194
   General and Administrative-
     Other                                            1,577              2,579
   Amortization                                        (489)               847
                                                 -----------        ----------
     Total Expenses                                  23,124             25,216
                                                 -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships                               (13,387)           (14,982)
Equity in Losses of Project
 Partnerships                                      (130,656)          (150,364)
                                                 -----------        -----------
Net Loss                                         $ (144,043)        $ (165,346)
                                                 ===========        ===========
Allocation of Net Loss:
   Assignees                                     $ (142,603)        $ (163,693)
   General Partners                                  (1,440)            (1,653)
                                                 -----------        -----------
                                                 $ (144,043)        $ (165,346)
                                                 ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (20.62)        $   (23.67)

Number of Beneficial Assignee
 Certificates Outstanding                             6,915              6,915


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                            FOR THE THREE MONTHS ENDED JUNE 30,

                                                     1997               1996
SERIES 5                                         -----------        ----------
Revenues:
   Interest Income                               $   12,532         $   13,137
                                                 -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner                                 24,211             24,253
   General and Administrative-
     General Partner                                  3,063              2,724
   General and Administrative-
     Other                                            1,901              2,993
   Amortization                                       2,751              3,116
                                                 -----------        ----------
     Total Expenses                                  31,926             33,086
                                                 -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships                               (19,394)           (19,949)
Equity in Losses of Project
 Partnerships                                      (157,258)          (159,171)
                                                 -----------        -----------
Net Loss                                         $ (176,652)        $ (179,120)
                                                 ===========        ===========
Allocation of Net Loss:
   Assignees                                     $ (174,885)        $ (177,329)
   General Partners                                  (1,767)            (1,791)
                                                 -----------        -----------
                                                 $ (176,652)        $ (179,120)
                                                 ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (20.30)        $   (20.58)

Number of Beneficial Assignee
 Certificates Outstanding                             8,616              8,616


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                            FOR THE THREE MONTHS ENDED JUNE 30,

                                                     1997               1996
SERIES 6                                         -----------        ----------
Revenues:
   Interest Income                               $   12,239         $   11,916
                                                 -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner                                 26,851             26,916
   General and Administrative-
     General Partner                                  3,234              2,875
   General and Administrative-
     Other                                            2,258              2,919
   Amortization                                       5,512              5,664
                                                 -----------        ----------
     Total Expenses                                  37,855             38,374
                                                 -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships                               (25,616)           (26,458)
Equity in Losses of Project
 Partnerships                                      (226,916)          (198,280)
                                                 -----------        -----------
Net Loss                                         $ (252,532)        $ (224,738)
                                                 ===========        ===========
Allocation of Net Loss:
   Assignees                                     $ (250,007)        $ (222,491)
   General Partners                                  (2,525)            (2,247)
                                                 -----------        -----------
                                                 $ (252,532)        $ (224,738)
                                                 ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (24.74)        $   (22.02)

Number of Beneficial Assignee
 Certificates Outstanding                            10,105             10,105


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                            FOR THE THREE MONTHS ENDED JUNE 30,

                                                     1997                1996
TOTAL SERIES 2-6                                ------------       -----------
Revenues:
   Interest Income                              $    51,544        $    52,234
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                103,800            103,997
   General and Administrative-
     General Partner                                 12,594             11,199
   General and Administrative-
     Other                                            8,344             12,415
   Amortization                                       7,962             11,149
                                                ------------       -----------
     Total Expenses                                 132,700            138,760
                                                ------------       -----------

Loss Before Equity in Losses of
 Project Partnerships                               (81,156)           (86,526)
Equity in Losses of Project
 Partnerships                                      (702,131)          (698,195)
                                                ------------       ------------
Net Loss                                        $  (783,287)       $  (784,721)
                                                ============       ============
Allocation of Net Loss:
   Assignees                                    $  (775,455)       $  (776,875)
   General Partners                                  (7,832)            (7,846)
                                                ------------       ------------
                                                $  (783,287)       $  (784,721)
                                                ============       ============







                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:


                                                    General
                                Assignees          Partners             Total
SERIES 2                       -----------       -----------        -----------

Balance at
 March 31, 1996               $ 1,661,075         $ (37,565)       $ 1,623,510

Net Loss                         (132,189)           (1,335)          (133,524)
                              ------------        ----------       ------------
Balance at
 June 30, 1996                $ 1,528,886         $ (38,900)       $ 1,489,986
                              ============        ==========       ============



Balance at
 March 31, 1997               $ 1,084,268         $ (43,391)       $ 1,040,877

Net Loss                         (135,174)           (1,365)          (136,539)
                              ------------        ----------       ------------
Balance at
 June 30, 1997                $   949,094         $ (44,756)       $   904,338
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:


                                                    General
                                Assignees          Partners             Total
SERIES 3                       -----------       -----------        -----------

Balance at
 March 31, 1996               $ 1,160,025         $ (36,581)       $ 1,123,444

Net Loss                          (81,173)             (820)           (81,993)
                              ------------        ----------       ------------
Balance at
 June 30, 1996                $ 1,078,852         $ (37,401)       $ 1,041,451
                              ============        ==========       ============


Balance at
 March 31, 1997               $   822,156         $ (39,994)       $   782,162

Net Loss                          (72,786)             (735)           (73,521)
                              ------------        ----------       ------------
Balance at
 June 30, 1997                $   749,370         $ (40,729)       $   708,641
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:


                                                    General
                                Assignees          Partners             Total
SERIES 4                       -----------       -----------        -----------

Balance at
 March 31, 1996               $ 2,480,767         $ (36,208)       $ 2,444,559

Net Loss                         (163,693)           (1,653)          (165,346)
                              ------------        ----------       ------------
Balance at
 June 30, 1996                  2,317,074           (37,861)         2,279,213
                              ============        ==========       ============


Balance at
 March 31, 1997               $ 1,791,717         $ (43,168)       $ 1,748,549

Net Loss                         (142,603)           (1,440)          (144,043)
                              ------------        ----------       ------------
Balance at
 June 30, 1997                $ 1,649,114         $ (44,608)       $ 1,604,506
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:


                                                    General
                                Assignees          Partners             Total
SERIES 5                       -----------       -----------        -----------

Balance at
 March 31, 1996               $ 3,805,620         $ (37,946)       $ 3,767,674

Net Loss                         (177,329)           (1,791)          (179,120)
                              ------------        ----------       ------------
Balance at
 June 30, 1996                $ 3,628,291         $ (39,737)       $ 3,588,554
                              ============        ==========       ============


Balance at
 March 31, 1997               $ 2,818,232         $ (47,920)       $ 2,770,312

Net Loss                         (174,885)           (1,767)          (176,652)
                              ------------        ----------       ------------
Balance at
 June 30, 1997                $ 2,643,347         $ (49,687)       $ 2,593,660
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:


                                                    General
                                Assignees          Partners             Total
SERIES 6                       -----------       -----------        -----------

Balance at
 March 31, 1996               $ 5,340,274         $ (35,681)       $ 5,304,593

Net Loss                         (222,491)           (2,247)          (224,738)
                              ------------        ----------       ------------
Balance at
 June 30, 1996                $ 5,117,783         $ (37,928)       $ 5,079,855
                              ============        ==========       ============


Balance at
 March 31, 1997               $ 4,433,605         $ (44,839)         4,388,766

Net Loss                         (250,007)           (2,525)          (252,532)
                              ------------        ----------       ------------
Balance at
 June 30, 1997                $ 4,183,598         $ (47,364)       $ 4,136,234
                              ============        ==========       ============






                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:


                                                    General
                                Assignees          Partners             Total
TOTAL SERIES 2-6               -----------       -----------        -----------

Balance at
 March 31, 1996               $14,447,761         $(183,981)       $14,263,780

Net Loss                         (776,875)           (7,846)          (784,721)
                              ------------        ----------       ------------
Balance at
 June 30, 1996                $13,670,886         $(191,827)       $13,479,059
                              ============        ==========       ============


Balance at
 March 31, 1997               $10,949,978         $(219,312)       $10,730,666

Net Loss                         (775,455)           (7,832)          (783,287)
                              ------------        ----------       ------------
Balance at
 March 31, 1997               $10,174,523         $(227,144)       $ 9,947,379
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:
                                                      1997               1996
SERIES 2                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (136,539)       $  (133,524)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                       592              1,203
     Accreted Interest Income
     on Investments in
     Securities                                      (6,669)            (6,987)
     Equity in Losses of
      Project Partnerships                          125,362            120,652
     Interest Income from Redemption
      of Securities                                  13,628             10,359
      Changes in Operating Assets
      and Liabilities:
       Increase in Receivable
           From Other Series                              0                  0
       Increase in Payable
           To Other Series                          156,308                  0
       Increase in Payable to
         General Partners                            16,757             14,005
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities                                 169,439              5,708
                                                ------------       ------------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                             2,640              2,556
   Redemption of Investment
     in Securities                                   32,065             33,294
                                                ------------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                                     34,705             35,850
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                   204,144             41,558
Cash and Cash Equivalents at
 Beginning of Year                                  138,561            135,519
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   342,705        $   177,077
                                                ============       ============
                      See accompanying notes to financial statements.
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:
                                                      1997               1996
SERIES 3                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $   (73,521)       $   (81,993)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                      (404)               319
     Accreted Interest Income
     on Investments in
     Securities                                      (5,931)            (6,216)
     Equity in Losses of
      Project Partnerships                           61,939             69,728
     Interest Income from Redemption
      of Securities                                  12,121              9,214
      Changes in Operating Assets
      and Liabilities:
       Increase in Receivable
           From Other Series                        (40,642)                 0
       Increase in Payable
           From Other Series                              0                  0
       Increase in Payable to
         General Partners                            15,433             12,560
                                                ------------       ------------
         Net Cash Used in
         Operating
         Activities                                 (31,005)             3,612
                                                ------------       ------------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                             8,781             21,179
   Redemption of Investment
     in Securities                                   28,521             29,617
                                                ------------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                                     37,302             50,796
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                     6,297             54,408
Cash and Cash Equivalents at
 Beginning of Year                                  109,925             97,988
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   116,222        $   152,396
                                                ============       ============
                      See accompanying notes to financial statements.
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:
                                                      1997               1996
SERIES 4                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (144,043)       $  (165,346)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                      (489)               847
     Accreted Interest Income
     on Investments in
     Securities                                      (7,514)            (7,874)
     Equity in Losses of
      Project Partnerships                          130,656            150,364
     Interest Income from Redemption
      of Securities                                  15,358             11,674
      Changes in Operating Assets
      and Liabilities:
       Increase in Receivable
           From Other Series                        (51,491)                 0
       Increase in Payable
           To Other Series                                0                  0
      Increase in Payable to
         General Partners                            19,094             15,641
                                                ------------       ------------
         Net Cash Used in
         Operating
         Activities                                 (38,429)             5,306
                                                ------------       ------------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                             6,835              5,852
   Redemption of Investment
     in Securities                                   36,133             37,522
                                                ------------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                                     42,968             43,374
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                     4,539             48,680
Cash and Cash Equivalents at
 Beginning of Year                                  182,773            178,506
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   187,312        $   227,186
                                                ============       ============
                      See accompanying notes to financial statements.
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:
                                                      1997               1996
SERIES 5                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (176,652)       $  (179,120)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                     2,751              3,116
     Accreted Interest Income
     on Investments in
     Securities                                      (9,366)            (9,814)
     Equity in Losses of
      Project Partnerships                          157,258            159,171
     Interest Income from Redemption
      of Securities                                  19,140             14,550
      Changes in Operating Assets
      and Liabilities:
       Increase in Receivable
           From Other Series                        (64,175)                 0
       Increase in Payable
           To Other Series                                0                  0
       Increase in Payable to
         General Partners                            23,825             19,294
                                                ------------       ------------
         Net Cash Used in
         Operating
         Activities                                 (47,219)             7,197
                                                ------------       ------------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                             8,356              6,462
   Redemption of Investment
     in Securities                                   45,035             46,767
                                                ------------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                                     53,391             53,229
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                     6,172             60,426
Cash and Cash Equivalents at
 Beginning of Year                                  259,006            257,549
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   265,178        $   317,975
                                                ============       ============
                      See accompanying notes to financial statements.
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                 FOR THE YEARS THREE MONTHS ENDED JUNE 30, 1997 AND 1996:
                                                      1997               1996
SERIES 6                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                      $ (252,532)        $ (224,738)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                     5,512              5,664
     Accreted Interest Income
     on Investments in
     Securities                                      (7,411)            (7,480)
     Equity in Losses of
      Project Partnerships                          226,916            198,280
     Interest Income from Redemption
      of Securities                                       0                  0
      Changes in Operating Assets
      and Liabilities:
       Increase in Receivable
           From Other Series                              0                  0
       Increase in Payable
           To Other Series                                0                  0
       Increase in Payable to
         General Partners                            26,326             21,406
                                                 -----------       ------------
         Net Cash Used in
         Operating
         Activities                                  (1,189)            (6,868)
                                                  ----------       ------------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                             6,391              5,681
   Redemption of Investment
     in Securities                                        0                  0
                                                 -----------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                                      6,391              5,681
                                                 -----------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                     5,202             (1,187)
Cash and Cash Equivalents at
 Beginning of Year                                  396,736            388,991
                                                 -----------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   401,938        $   387,804
                                                 ===========       ============
                      See accompanying notes to financial statements.
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996:
                                                      1997               1996
TOTAL SERIES 2-6                                   ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (783,287)       $  (784,721)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                     7,962             11,149
     Accreted Interest Income
     on Investments in
     Securities                                     (36,891)           (38,371)
     Equity in Losses of
      Project Partnerships                          702,131            698,195
     Interest Income from Redemption
      of Securities                                  60,247             45,797
      Changes in Operating Assets
      and Liabilities:
       Increase in Receivable
           From Other Series                       (156,308)                 0
       Increase in Payable
           To Other Series                          156,308                  0
       Increase in Payable to
         General Partners                           101,435             82,906
                                                ------------       ------------
         Net Cash Used in
         Operating
         Activities                                  51,597             14,955
                                                ------------       ------------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                            33,003             41,730
   Redemption of Investment
     in Securities                                  141,754            147,200
                                                ------------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                                    174,757            188,930
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                   226,354            203,885
Cash and Cash Equivalents at
 Beginning of Year                                1,087,001          1,058,553
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $ 1,313,355        $ 1,262,438
                                                ============       ============
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                               NOTES TO FINANCIAL STATEMENTS
                                        (Unaudited)
                                       JUNE 30, 1997

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

Basis of Preparation

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1997. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


NOTE 3 - INVESTMENT IN SECURITIES:

  The June 30, 1997 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $119,864 for Series 2, $106,617 for Series 3, $135,073 for
Series 4, $168,350 for Series 5 and $121,870 for Series 6.
For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates,
Inc.   A separate accounting is maintained for each series'
share of the investments.


                                                                  Gross
                                        Cost Plus              Unrealized
                     Estimated           Accreted               Gains and
                  Market Value           Interest                (Losses)

Series 2             $ 372,058           $353,463               $ 18,595
Series 3               330,831            314,398                 16,433
Series 4               419,291            398,310                 20,981
Series 5               522,432            496,442                 25,990
Series 6               458,657            446,938                 11,719

  As of June 30, 1997, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                         Series 2                Series 3

Due within 1 year                       $  45,150               $  40,160
After 1 year through 5 years              165,957                 147,616
After 5 years through 10 years            142,356                 126,622
                                        ---------               ---------
  Total Amount Carried on
      Balance Sheet                     $ 353,463               $ 314,398
                                        =========               =========

                                         Series 4                Series 5

Due within 1 year                       $  50,879               $  63,414
After 1 year through 5 years              187,015                 233,089
After 5 years through 10 years            160,416                 199,939
                                        ---------               ---------
  Total Amount Carried on
       Balance Sheet                    $ 398,310               $ 496,442
                                        =========               =========

                                         Series 6                   Total

Due within 1 year                       $  46,508               $ 246,111
After 1 year through 5 years              185,011                 918,688
After 5 years through 10 years            215,419                 844,752
                                        ---------               ---------
  Total Amount Carried on
       Balance Sheet                    $ 446,938              $2,009,551

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

  For the three months ended June 30, 1997 and 1996 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:


  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                                             1997                   1996
                                             ----                  ------

  Series 2                              $  17,222               $  17,250
  Series 3                                 15,948                  15,982
  Series 4                                 19,568                  19,596
  Series 5                                 24,211                  24,253
  Series 6                                 26,851                  26,916
                                        ---------               ---------
  Total                                 $ 103,800               $ 103,997
                                        =========               =========

  General and Administrative Expenses - The Managing General
Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

  Series 2                              $   1,872                $  1,664
  Series 3                                  1,957                   1,742
  Series 4                                  2,468                   2,194
  Series 5                                  3,063                   2,724
  Series 6                                  3,234                   2,875
                                        ---------                --------
  Total                                 $  12,594                $ 11,199
                                        =========                ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 1997, the Partnership had acquired an interest in 22 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes.  The
Partnership, as the Investor Limited Partner pursuant to the
Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:
                                                         June 30,     MARCH 31,
                                                           1997         1997
SERIES 2                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,524,678   $ 4,524,678

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 41,214        39,734

Cumulative equity in losses of
Project Partnerships (2)                              (4,147,733)   (4,022,371)

Cumulative distributions received
from Project Partnerships                                (54,261)      (51,621)

Acquisition fees and expenses                            390,838       390,838

Accumulated amortization of
acquisition fees and expenses                            (68,447)      (66,375)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $   686,289   $   814,883
                                                     ============  ============
(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1997 and March 31, 1997 these excess costs were $205,718.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $192,090 for the period ended June 30, 1997 and cumulative suspended losses of $145,935 for the year ended March
31, 1997 are not included.

   As of June 30, 1997, the Partnership had acquired an interest in 23 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes.  The
Partnership, as the Investor Limited Partner pursuant to the
Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:
                                                         June 30,     MARCH 31,
                                                           1997         1997
SERIES 3                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 3,888,713   $ 3,888,713

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 44,005        41,993

Cumulative equity in losses of
Project Partnerships (2)                              (3,685,552)   (3,623,613)

Cumulative distributions received
from Project Partnerships                               (152,758)     (143,977)

Acquisition fees and expenses                            491,746       491,746

Accumulated amortization of
acquisition fees and expenses                            (72,281)      (70,673)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $   513,873   $   584,189
                                                     ============  ============
(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1997 and March 31, 1997 these excess costs were $213,147.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $671,919 for the period ended June 30, 1997 and cumulative suspended losses of $569,390 for the year ended March
31, 1997 are not included.

   As of June 30, 1997, the Partnership had acquired an interest in 29 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes.  The
Partnership, as the Investor Limited Partner pursuant to the
Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:
                                                         June 30,     MARCH 31,
                                                           1997         1997
SERIES 4                                               ----------    ----------
Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,952,519   $ 4,952,519

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 78,200        74,647

Cumulative equity in losses of
Project Partnerships (2)                              (4,134,037)   (4,003,381)

Cumulative distributions received
from Project Partnerships                                (83,086)      (76,251)

Acquisition fees and expenses                            562,967       562,967

Accumulated amortization of
acquisition fees and expenses                            (90,246)      (87,182)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 1,286,317   $ 1,423,319
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1997 and March 31, 1997 these excess costs were $411,863.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $179,729 for the period ended June 30, 1997 and cumulative suspended losses of $106,365 for the year ended March 31, 1997 are not included.

   As of June 30, 1997, the Partnership had acquired an interest in 36 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes.  The
Partnership, as the Investor Limited Partner pursuant to the
Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:
                                                         June 30,     MARCH 31,
                                                           1997         1997
SERIES 5                                               ----------    ----------
Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 6,164,472   $ 6,164,472

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 34,683        33,149

Cumulative equity in losses of
Project Partnerships (2)                              (4,535,868)   (4,378,628)

Cumulative distributions received
from Project Partnerships                               (113,491)     (105,135)

Acquisition fees and expenses                            650,837       650,837

Accumulated amortization of
acquisition fees and expenses                           (100,348)      (96,063)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 2,100,267   $ 2,268,632
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1997 and March 31, 1997 these excess costs were $214,636.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $39,357 for the period ended June 30, 1997 and cumulative suspended losses of $25,401 for the year ended March 31, 1997 are not included.

   As of June 30, 1997, the Partnership had acquired an interest in 38 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes.  The
Partnership, as the Investor Limited Partner pursuant to the
Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:
                                                         June 30,     MARCH 31,
                                                           1997         1997
SERIES 6                                               ----------    ----------
Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 7,462,215   $ 7,462,215

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 (2,998)       (2,849)

Cumulative equity in losses of
Project Partnerships (2)                              (4,359,812)   (4,132,896)

Cumulative distributions received
from Project Partnerships                                (99,563)      (93,172)

Acquisition fees and expenses                            785,179       785,179

Accumulated amortization of
acquisition fees and expenses                           (111,314)     (105,951)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 3,673,707   $ 3,912,526
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At June 30, 1997 and March 31, 1997 these excess costs were ($20,841).
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $104,699 for the period ended June 30, 1997 and cumulative suspended losses of $89,395 for the year ended March 31, 1997 are not included.

   The following is a summary of Investments in Project
Partnerships:

                                                         June 30,     MARCH 31,
                                                           1997         1997
TOTAL SERIES 2 - 6                                     ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                               $ 26,992,597  $ 26,992,597

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                195,104       186,674

Cumulative equity in losses of
Project Partnerships                                 (20,863,020)  (20,160,889)

Cumulative distributions received
from Project Partnerships                               (503,159)     (470,156)

Acquisition fees and expenses                          2,881,567     2,881,567

Accumulated amortization of
acquisition fees and expenses                           (442,636)     (426,244)
                                                    ------------- -------------

Investments in
 Project Partnerships                               $  8,260,453  $  9,003,549
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

                                                      1997             1996
SERIES 2                                       -------------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  1,634,549       $  1,479,746
   Investment properties, net                    22,326,462         23,181,244
   Other assets                                      11,036              3,061
                                               -------------      -------------
     Total assets                              $ 23,972,047       $ 24,664,051
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    467,917       $    407,458
   Long-term debt                                23,260,181         23,305,419
                                               -------------      -------------
     Total liabilities                           23,728,098         23,712,877

Partners' Equity
   Limited Partner                                  168,997            860,975
   General Partners                                  74,952             90,199
                                               -------------       ------------
                                                    243,949            951,174
     Total liabilities and
     partners' equity                          $ 23,972,047       $ 24,664,051
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $    663,171       $    634,071
Expenses:
   Operating expenses                               389,835            322,660
   Interest expense                                 206,339            205,367
   Depreciation and amortization                    240,247            239,590
                                               -------------      -------------
     Total expenses                                 836,421            767,617

       Net loss                                $   (173,250)      $   (133,546)
                                               =============      =============
   Other partners' share
    of net loss                                $     (1,733)      $     (1,335)
   Partnership's share
    of net loss                                $   (171,517)      $   (132,211)
     Suspended loss                                  46,155             11,559
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (125,362)      $   (120,652)
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

                                                      1997             1996
SERIES 3                                       -------------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  2,051,340       $  1,888,543
   Investment properties, net                    19,561,292         20,584,176
   Other assets                                     243,192            234,599
                                               -------------      -------------
     Total assets                              $ 21,855,824       $ 22,707,318
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    538,944       $    612,858
   Long-term debt                                21,839,234         21,896,992
                                               -------------      -------------
     Total liabilities                           22,378,178         22,509,850

Partners' Equity
   Limited Partner                                 (851,512)          (168,837)
   General Partners                                 329,158            366,305
                                               -------------       ------------
                                                   (522,354)           197,468
     Total liabilities and
     partners' equity                          $ 21,855,824       $ 22,707,318
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $    613,571       $    608,589
Expenses:
   Operating expenses                               394,769            373,163
   Interest expense                                 154,508            147,290
   Depreciation and amortization                    230,423            232,854
                                               -------------      -------------
     Total expenses                                 779,700            753,307

       Net loss                                $   (166,129)      $   (144,718)
                                               =============      =============
   Other partners' share
    of net loss                                $     (1,661)      $     (1,447)
   Partnership's share
    of net loss                                $   (164,468)      $   (143,271)
     Suspended loss                                 102,529             73,543
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $    (61,939)      $    (69,728)
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

                                                      1997             1996
SERIES 4                                       -------------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  2,016,453       $  1,896,011
   Investment properties, net                    26,071,590         27,026,624
   Other assets                                      24,404             51,407
                                               -------------      -------------
     Total assets                              $ 28,112,447       $ 28,974,042
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    647,739       $    632,921
   Long-term debt                                26,615,588         26,662,834
                                               -------------      -------------
     Total liabilities                           27,263,327         27,295,755

Partners' Equity
   Limited Partner                                  597,524          1,392,512
   General Partners                                 251,596            285,775
                                               -------------       ------------
                                                    849,120          1,678,287
     Total liabilities and
     partners' equity                          $ 28,112,447       $ 28,974,042
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $    782,939       $    778,553
Expenses:
   Operating expenses                               478,798            441,472
   Interest expense                                 249,829            229,364
   Depreciation and amortization                    260,393            264,470
                                               -------------      -------------
     Total expenses                                 989,020            935,306

       Net loss                                $   (206,081)      $   (156,753)
                                               =============      =============
   Other partners' share
    of net loss                                $     (2,061)      $     (1,568)
   Partnership's share
    of net loss                                $   (204,020)      $   (155,185)
     Suspended loss                                  73,364              4,821
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (130,656)      $   (150,364)
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

                                                      1997             1996
SERIES 5                                       -------------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  2,629,405       $  2,341,205
   Investment properties, net                    32,629,849         33,956,699
   Other assets                                       5,057              2,924
                                               -------------      -------------
     Total assets                              $ 35,264,311       $ 36,300,828
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    788,633       $    751,322
   Long-term debt                                32,899,775         32,970,731
                                               -------------      -------------
     Total liabilities                           33,688,408         33,722,053

Partners' Equity
   Limited Partner                                1,599,064          2,572,119
   General Partners                                 (23,161)             6,656
                                               -------------       ------------
                                                  1,575,903          2,578,775
     Total liabilities and
     partners' equity                          $ 35,264,311       $ 36,300,828
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $    880,340       $    869,596
Expenses:
   Operating expenses                               490,050            471,489
   Interest expense                                 219,451            206,653
   Depreciation and amortization                    343,782            352,233
                                               -------------      -------------
     Total expenses                               1,053,283          1,030,375

       Net loss                                $   (172,943)      $   (160,779)
                                               =============      =============
   Other partners' share
    of net loss                                $     (1,729)      $     (1,608)
   Partnership's share
    of net loss                                $   (171,214)      $   (159,171)
     Suspended loss                                  13,956                  0
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (157,258)      $   (159,171)
                                               =============    ==============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

                                                      1997             1996
SERIES 6                                       -------------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  2,784,026       $  2,508,965
   Investment properties, net                    36,759,850         38,090,663
   Other assets                                      15,234             26,274
                                               -------------      -------------
     Total assets                              $ 39,559,110       $ 40,625,902
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    898,230       $    916,324
   Long-term debt                                35,847,402         35,930,403
                                               -------------      -------------
     Total liabilities                           36,745,632         36,846,727

Partners' Equity
   Limited Partner                                2,940,931          3,891,357
   General Partners                                (127,453)          (112,182)
                                               -------------       ------------
                                                  2,813,478          3,779,175
     Total liabilities and
     partners' equity                          $ 39,559,110       $ 40,625,902
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $    959,693       $  1,025,539
Expenses:
   Operating expenses                               562,341            595,647
   Interest expense                                 274,912            246,615
   Depreciation and amortization                    367,107            390,847
                                               -------------      -------------
     Total expenses                               1,204,360          1,233,109

       Net loss                                $   (244,667)      $   (207,570)
                                               =============      =============
   Other partners' share
    of net loss                                 $    (2,447)      $     (2,076)
   Partnership's share
    of net loss                                $   (242,220)      $   (206,494)
     Suspended loss                                  15,304              7,214
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (226,916)      $   (198,280)
                                               =============    ==============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31 of each year:

                                                      1997             1996
TOTAL SERIES 2 - 6                             -------------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $ 11,115,773       $ 10,114,470
   Investment properties, net                   137,349,043        142,839,406
   Other assets                                     298,923            318,265
                                               -------------      -------------
     Total assets                              $148,763,739       $153,272,141
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $  3,341,463       $  3,320,883
   Long-term debt                               140,462,180        140,766,379
                                               -------------      -------------
     Total liabilities                          143,803,643        144,087,262

Partners' Equity
   Limited Partner                                4,455,004          8,548,126
   General Partners                                 505,092            636,753
                                               -------------       ------------
                                                  4,960,096          9,184,879
     Total liabilities and
     partners' equity                          $148,763,739       $153,272,141
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  3,899,714       $  3,916,348
Expenses:
   Operating expenses                             2,315,793          2,204,431
   Interest expense                               1,105,039          1,035,289
   Depreciation and amortization                  1,441,952          1,479,994
                                               -------------      -------------
     Total expenses                               4,862,784          4,719,714

       Net loss                                $   (963,070)      $   (806,366)
                                               =============      =============
   Other partners' share
    of net loss                                $     (9,631)      $     (8,034)
   Partnership's share
    of net loss                                $   (953,439)      $   (795,332)
     Suspended loss                                 251,308             97,137
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (702,131)      $   (698,195)
                                               =============    ==============

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the three months ended June 30 1997 and June 30, 1996. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three months ended June 30, 1997 are comparable to June 30, 1996. There were no unusual variations in the operating results between these two period.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships were comparable for the three months ended June 30, 1997 and June 30, 1996. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At June 30, 1997, the Series had $342,705 of short-term investments (Cash and Cash Equivalents). It also had $353,463 in Zero Coupon Treasuries with annual maturities providing $47,508 in fiscal year 1999 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $136,539 for the three months ended June 30, 1997.
However, after adjusting for Equity in Losses of Project Partnerships of $125,362 and the changes in operating assets and liabilities, net cash provided by operating activities was $169,439. This was due to a payable to other series which consisted of cash to be transferred from the maturity of the Zero Coupon Treasuries. Cash provided by investing activities totaled $34,705, consisting of $2,640 in cash distributions from the Project Partnerships and $32,065 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships were comparable for the three months ended June 30, 1997 and June 30, 1996. At June 30, 1997, the Series had $116,222 of short-term investments (Cash and Cash Equivalents).
It also had $314,398 in Zero Coupon Treasuries with annual maturities providing $42,244 in fiscal year 1999 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $73,521 for the three months ended June 30, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $61,939 and the changes in operating assets and liabilities, net cash used in operating activities was $31,005. This was due to a receivable from other series which consisted of cash to be transferred from the maturity of the Zero Coupon Treasuries. Cash provided by investing activities totaled $37,302, consisting of $8,781 in cash distributions from the Project Partnerships and $28,521 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships were comparable for the three months ended June 30, 1997 and June 30, 1996. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At June 30, 1997, the Series had $187,312 of short-term investments (Cash and Cash Equivalents). It also had $398,310 in Zero Coupon Treasuries with annual maturities providing $53,539 in fiscal year 1999 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $144,043 for the three months ended June 30, 1997.
However, after adjusting for Equity in Losses of Project Partnerships of $130,656 and the changes in operating assets and liabilities, net cash used in operating activities was $38,429. This was due to a receivable from other series which consisted of cash to be transferred from the maturity of the Zero Coupon Treasuries. Cash provided by investing activities totaled $42,968, consisting of $6,835 in cash distributions from the Project Partnerships and $36,133 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships were comparable for the three months ended June 30, 1997 and June 30, 1996. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At June 30, 1997, the Series had $265,178 of short-term investments (Cash and Cash Equivalents). It also had $496,442 in Zero Coupon Treasuries with annual maturities providing $66,709 in fiscal year 1999 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $176,652 for the three months ended June 30, 1997.
However, after adjusting for Equity in Losses of Project Partnerships of $157,258 and the changes in operating assets and liabilities, net cash used in operating activities was $47,219. This was due to a receivable from other series which consisted of cash to be transferred from the maturity of the Zero Coupon Treasuries. Cash provided by investing activities totaled $53,391, consisting of $8,356 in cash distributions from the Project Partnerships and $45,035 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.


  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships were comparable for the three months ended June 30, 1997 and June 30, 1996. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At June 30, 1997, the Series had $401,938 of short-term investments (Cash and Cash Equivalents). It also had $446,938 in Zero Coupon Treasuries with annual maturities providing $48,000 in fiscal year 1999 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $252,532 for the three months ended June 30, 1997.
However, after adjusting for Equity in Losses of Project Partnerships of $226,916 and the changes in operating assets and liabilities, net cash used in operating activities was $1,189. Cash provided by investing activities totaled $6,391, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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


                             GATEWAY TAX CREDIT FUND II LTD.
                             (A Florida Limited Partnership)
                             By:  Raymond James Tax Credit Funds,Inc.






Date:  August 29, 1997                    By:/s/ Ronald M. Diner
                                          Ronald M. Diner
                                          President



Date:  August 29, 1997                    By:/s/ Sandra L. Furey
                                          Sandra L. Furey
                                          Secretary and Treasurer