Form 10-Q
period 1997-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 1997-11-03
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC  20549

                                         FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             September 30, 1997

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

                                YES     X                   NO

                                                         Number of Units
      Title of Each Class                             September 30, 1997
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
                              (A Florida Limited Partnership)
                                      BALANCE SHEETS

                                              SEPTEMBER 30,       MARCH 31,
                                                     1997            1997
                                                 -----------     -----------
SERIES 2                                         (Unaudited)      (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  147,709      $  138,561
   Investments in Securities                         45,976          45,757
                                                 ----------      ----------
     Total Current Assets                           193,685         184,318

   Investments in Securities                        314,424         346,730
   Investments in Project
          Partnerships, Net                         637,689         814,883
                                                 ----------      ----------
       Total Assets                              $1,145,798      $1,345,931
                                                 ==========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   39,195      $   43,644

Long-Term Liabilities:
   Payable to General Partners                      262,995         261,410

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at September 30, and March 31, 1997
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    September 30 and March 31, 1997
    issued and outstanding                          888,972       1,084,268
General Partners                                    (45,364)        (43,391)
                                                 ----------      ----------
     Total Partners' Equity                         843,608       1,040,877
                                                 ----------      ----------
       Total Liabilities and
          Partners Equity                        $1,145,798      $1,345,931
                                                 ==========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS

                                              SEPTEMBER 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
SERIES 3                                         (Unaudited)      (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  119,991      $  109,925
   Investments in Securities                         40,895          40,699
                                                 ----------      ----------
     Total Current Assets                           160,886         150,624

   Investments in Securities                        279,673         308,410
   Investments in Project
          Partnerships, Net                         447,024         584,189
                                                 ----------      ----------
       Total Assets                              $  887,583      $1,043,223
                                                 ==========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   46,304      $   48,117

Long-Term Liabilities:
   Payable to General Partners                      204,214         212,944

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at September 30 and March 31, 1997
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    September 30 and March 31, 1997
    issued and outstanding                          678,510         822,156
General Partners                                    (41,445)        (39,994)
                                                 ----------      ----------
     Total Partners' Equity                         637,065         782,162
                                                 ----------      ----------
       Total Liabilities and
          Partners Equity                        $  887,583      $1,043,223
                                                 ==========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS

                                              SEPTEMBER 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
SERIES 4                                         (Unaudited)      (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  188,876      $  182,773
   Investments in Securities                         51,810          51,562
                                                 ----------      ----------
     Total Current Assets                           240,686         234,335

   Investments in Securities                        354,317         390,723
   Investments in Project
          Partnerships, Net                       1,258,446       1,423,319
                                                 ----------      ----------
       Total Assets                              $1,853,449      $2,048,377
                                                 ==========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   51,347      $   52,967

Long-Term Liabilities:
   Payable to General Partners                      243,207         246,861

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at September 30 and March 31, 1997
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    September 30 and March 31, 1997
    issued and outstanding                        1,603,960       1,791,717
General Partners                                    (45,065)        (43,168)
                                                 ----------      ----------
     Total Partners' Equity                       1,558,895       1,748,549
                                                 ----------      ----------
       Total Liabilities and
          Partners Equity                        $1,853,449      $2,048,377
                                                 ==========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS

                                              SEPTEMBER 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
SERIES 5                                         (Unaudited)      (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  265,157      $  259,006
   Investments in Securities                         64,574          64,266
                                                 ----------      ----------
     Total Current Assets                           329,731         323,272

   Investments in Securities                        441,611         486,986
   Investments in Project
          Partnerships, Net                       1,875,106       2,268,632
                                                 ----------      ----------
       Total Assets                              $2,646,448      $3,078,890
                                                 ==========      ==========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   68,966      $   70,909

Long-Term Liabilities:
   Payable to General Partners                      228,112         237,669

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at September 30 and March 31, 1997
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    September 30 and March 31, 1997
    issued and outstanding                        2,401,499       2,818,232
General Partners                                    (52,129)        (47,920)
                                                 ----------      ----------
     Total Partners' Equity                       2,349,370       2,770,312
                                                 ----------      ----------
       Total Liabilities and
          Partners Equity                        $2,646,448      $3,078,890
                                                 ==========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS

                                              SEPTEMBER 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
SERIES 6                                         (Unaudited)      (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                     $  337,620      $  396,736
   Investments in Securities                         47,162          45,870
                                                 ----------      ----------
     Total Current Assets                           384,782         442,606

   Investments in Securities                        407,396         393,657
   Investments in Project
          Partnerships, Net                       3,494,396       3,912,526
                                                 ----------      ----------
       Total Assets                              $4,286,574      $4,748,789
                                                 ==========      ==========


LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                   $   64,088      $   66,605

Long-Term Liabilities:
   Payable to General Partners                      290,086         293,418

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at September 30 and March 31, 1997
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    September 30 and March 31, 1997
    issued and outstanding                        3,981,803       4,433,605
General Partners                                    (49,403)        (44,839)
                                                 ----------      ----------
     Total Partners' Equity                       3,932,400       4,388,766
                                                 ----------      ----------
       Total Liabilities and
          Partners Equity                        $4,286,574      $4,748,789
                                                 ==========      ==========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                      BALANCE SHEETS

                                              SEPTEMBER 30,       MARCH 31,
                                                      1997           1997
                                                 -----------      ----------
TOTAL SERIES 2 - 6                               (Unaudited)      (Audited)
ASSETS
Current Assets:
   Cash and Cash Equivalents                    $ 1,059,353     $ 1,087,001
   Investments in Securities                        250,417         248,154
                                                -----------     -----------
     Total Current Assets                         1,309,770       1,335,155

   Investments in Securities                      1,797,421       1,926,506
   Investments in Project
          Partnerships, Net                       7,712,661       9,003,549
                                                -----------     -----------
       Total Assets                             $10,819,852     $12,265,210
                                                ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
   Payable to General Partners                  $   269,900     $   282,242

Long-Term Liabilities:
   Payable to General Partners                    1,228,614       1,252,302

Partners' Equity:
Assignor Limited Partner
   Units of limited Partnership
    interest consisting of 40,000
    authorized BAC's, of which 37,228
    at September 30 and March 31, 1997
    have been issued to the assignees
Assignees
   Units of beneficial interest of
    the limited partnership interest of
    the assignor limited partner, $1,000
    stated value per BAC, 37,228 at
    September 30 and March 31, 1997
    issued and outstanding                        9,554,744      10,949,978
General Partners                                   (233,406)       (219,312)
                                                -----------     -----------
     Total Partners' Equity                       9,321,338      10,730,666
                                                -----------     -----------
       Total Liabilities and
          Partners Equity                       $10,819,852     $12,265,210
                                                ===========     ===========
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                     1997               1996
SERIES 2                                         -----------        ----------
Revenues:
   Interest Income                               $   10,457         $    9,144
                                                 -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner                                 17,222             17,250
   General and Administrative-
     General Partner                                  2,344              1,676
   General and Administrative-
     Other                                            5,577              7,158
   Amortization                                         592              1,203
                                                 -----------        ----------
     Total Expenses                                  25,735             27,287
                                                 -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships                               (15,278)           (18,143)
Equity in Losses of Project
 Partnerships                                       (45,452)          (116,078)
                                                 -----------        -----------
Net Loss                                         $  (60,730)        $ (134,221)
                                                 ===========        ===========
Allocation of Net Loss:
   Assignees                                     $  (60,123)        $ (132,879)
   General Partners                                    (607)            (1,342)
                                                 -----------        -----------
                                                 $  (60,730)        $ (134,221)
                                                 ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate                            $    (9.80)        $   (21.66)

Number of Beneficial Assignee
 Certificates Outstanding                             6,136              6,136


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                     1997               1996
SERIES 3                                         -----------        ----------
Revenues:
   Interest Income                               $    7,787         $    8,024
                                                 -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner                                 15,948             15,982
   General and Administrative-
     General Partner                                  2,451              1,751
   General and Administrative-
     Other                                            5,011             10,281
   Amortization                                        (404)               319
                                                 -----------        ----------
     Total Expenses                                  23,006             28,333
                                                 -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships                               (15,219)           (20,309)
Equity in Losses of Project
 Partnerships                                       (56,357)          (120,574)
                                                 -----------        -----------
Net Loss                                         $  (71,576)        $ (140,883)
                                                 ===========        ===========
Allocation of Net Loss:
   Assignees                                     $  (70,860)        $ (139,474)
   General Partners                                    (716)            (1,409)
                                                 -----------        -----------
                                                 $  (71,576)        $ (140,883)
                                                 ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (12.99)        $   (25.56)

Number of Beneficial Assignee
 Certificates Outstanding                             5,456              5,456


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                      1997              1996
SERIES 4                                         -----------        ----------
Revenues:
   Interest Income                               $   10,277         $   10,625
                                                 -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner                                 19,568             19,596
   General and Administrative-
     General Partner                                  3,089              2,209
   General and Administrative-
     Other                                            6,656              7,384
   Amortization                                        (489)               847
                                                 -----------        ----------
     Total Expenses                                  28,824             30,036
                                                 -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships                               (18,547)           (19,411)
Equity in Losses of Project
 Partnerships                                       (27,064)          (155,597)
                                                 -----------        -----------
Net Loss                                         $  (45,611)        $ (175,008)
                                                 ===========        ===========
Allocation of Net Loss:
   Assignees                                     $  (45,155)        $ (173,258)
   General Partners                                    (456)            (1,750)
                                                 -----------        -----------
                                                 $  (45,611)        $ (175,008)
                                                 ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate                            $    (6.53)        $   (25.06)

Number of Beneficial Assignee
 Certificates Outstanding                             6,915              6,915


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                     1997               1996
SERIES 5                                         -----------        ----------
Revenues:
   Interest Income                               $   13,213         $   13,576
                                                 -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner                                 24,211             24,253
   General and Administrative-
     General Partner                                  3,835              2,742
   General and Administrative-
     Other                                            8,695              9,406
   Amortization                                       2,751              3,116
                                                 -----------        ----------
     Total Expenses                                  39,492             39,517
                                                 -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships                               (26,279)           (25,941)
Equity in Losses of Project
 Partnerships                                      (218,011)          (250,900)
                                                 -----------        -----------
Net Loss                                         $ (244,290)        $ (276,841)
                                                 ===========        ===========
Allocation of Net Loss:
   Assignees                                     $ (241,847)        $ (274,073)
   General Partners                                  (2,443)            (2,768)
                                                 -----------        -----------
                                                 $ (244,290)        $ (276,841)
                                                 ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (28.07)        $   (31.81)

Number of Beneficial Assignee
 Certificates Outstanding                             8,616              8,616


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                     1997               1996
SERIES 6                                         -----------        ----------
Revenues:
   Interest Income                               $   12,484         $   12,071
                                                 -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner                                 26,851             26,916
   General and Administrative-
     General Partner                                  4,047              2,895
   General and Administrative-
     Other                                            8,622              6,909
   Amortization                                       5,512              5,664
                                                 -----------        ----------
     Total Expenses                                  45,032             42,384
                                                 -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships                               (32,548)           (30,313)
Equity in Losses of Project
 Partnerships                                      (171,286)          (174,399)
                                                 -----------        -----------
Net Loss                                         $ (203,834)        $ (204,712)
                                                 ===========        ===========
Allocation of Net Loss:
   Assignees                                     $ (201,796)        $ (202,665)
   General Partners                                  (2,038)            (2,047)
                                                 -----------        -----------
                                                 $ (203,834)        $ (204,712)
                                                 ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (19.97)        $   (20.06)

Number of Beneficial Assignee
 Certificates Outstanding                            10,105             10,105


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                     1997                1996
TOTAL SERIES 2-6                                ------------       -----------
Revenues:
   Interest Income                              $    54,218        $    53,440
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                103,800            103,997
   General and Administrative-
     General Partner                                 15,766             11,273
   General and Administrative-
     Other                                           34,561             41,138
   Amortization                                       7,962             11,149
                                                ------------       -----------
     Total Expenses                                 162,089            167,557
                                                ------------       -----------

Loss Before Equity in Losses of
 Project Partnerships                              (107,871)          (114,177)
Equity in Losses of Project
 Partnerships                                      (518,170)          (817,548)
                                                ------------       ------------
Net Loss                                        $  (626,041)       $  (931,665)
                                                ============       ============
Allocation of Net Loss:
   Assignees                                    $  (619,781)       $  (922,348)
   General Partners                                  (6,260)            (9,317)
                                                ------------       ------------
                                                $  (626,041)       $  (931,665)
                                                ============       ============







                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                                     1997               1996
SERIES 2                                         -----------        ----------
Revenues:
   Interest Income                               $   20,193         $   18,436
                                                 -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner                                 34,444             34,500
   General and Administrative-
     General Partner                                  4,216              3,340
   General and Administrative-
     Other                                            6,804              9,205
   Amortization                                       1,184              2,406
                                                 -----------        ----------
     Total Expenses                                  46,648             49,451
                                                 -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships                               (26,455)           (31,015)
Equity in Losses of Project
 Partnerships                                      (170,814)          (236,730)
                                                 -----------        -----------
Net Loss                                         $ (197,269)        $ (267,745)
                                                 ===========        ===========
Allocation of Net Loss:
   Assignees                                     $ (195,296)        $ (265,068)
   General Partners                                  (1,973)            (2,677)
                                                 -----------        -----------
                                                 $ (197,269)        $ (267,745)
                                                 ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (31.83)        $   (43.20)

Number of Beneficial Assignee
 Certificates Outstanding                             6,136              6,136


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                                     1997               1996
SERIES 3                                         -----------        ----------
Revenues:
   Interest Income                               $   15,087         $   15,679
                                                 -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner                                 31,896             31,964
   General and Administrative-
     General Partner                                  4,408              3,493
   General and Administrative-
     Other                                            6,392             12,158
   Amortization                                        (808)               638
                                                 -----------        ----------
     Total Expenses                                  41,888             48,253
                                                 -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships                               (26,801)           (32,574)
Equity in Losses of Project
 Partnerships                                      (118,296)          (190,302)
                                                 -----------        -----------
Net Loss                                         $ (145,097)        $ (222,876)
                                                 ===========        ===========
Allocation of Net Loss:
   Assignees                                     $ (143,646)        $ (220,647)
   General Partners                                  (1,451)            (2,229)
                                                 -----------        -----------
                                                 $ (145,097)        $ (222,876)
                                                 ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (26.33)        $   (40.44)

Number of Beneficial Assignee
 Certificates Outstanding                             5,456              5,456


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                                      1997              1996
SERIES 4                                         -----------        ----------
Revenues:
   Interest Income                               $   20,014         $   20,859
                                                 -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner                                 39,136             39,192
   General and Administrative-
     General Partner                                  5,557              4,403
   General and Administrative-
     Other                                            8,233              9,963
   Amortization                                        (978)             1,694
                                                 -----------        ----------
     Total Expenses                                  51,948             55,252
                                                 -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships                               (31,934)           (34,393)
Equity in Losses of Project
 Partnerships                                      (157,720)          (305,961)
                                                 -----------        -----------
Net Loss                                         $ (189,654)        $ (340,354)
                                                 ===========        ===========
Allocation of Net Loss:
   Assignees                                     $ (187,757)        $ (336,950)
   General Partners                                  (1,897)            (3,404)
                                                 -----------        -----------
                                                 $ (189,654)        $ (340,354)
                                                 ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (27.15)        $   (48.73)

Number of Beneficial Assignee
 Certificates Outstanding                             6,915              6,915


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                                     1997               1996
SERIES 5                                         -----------        ----------
Revenues:
   Interest Income                               $   25,745         $   26,713
                                                 -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner                                 48,422             48,506
   General and Administrative-
     General Partner                                  6,898              5,466
   General and Administrative-
     Other                                           10,596             12,399
   Amortization                                       5,502              6,232
                                                 -----------        ----------
     Total Expenses                                  71,418             72,603
                                                 -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships                               (45,673)           (45,890)
Equity in Losses of Project
 Partnerships                                      (375,269)          (410,071)
                                                 -----------        -----------
Net Loss                                         $ (420,942)        $ (455,961)
                                                 ===========        ===========
Allocation of Net Loss:
   Assignees                                     $ (416,733)        $ (451,401)
   General Partners                                  (4,209)            (4,560)
                                                 -----------        -----------
                                                 $ (420,942)        $ (455,961)
                                                 ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (48.37)        $   (52.39)

Number of Beneficial Assignee
 Certificates Outstanding                             8,616              8,616


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                                     1997               1996
SERIES 6                                         -----------        ----------
Revenues:
   Interest Income                               $   24,723         $   23,987
                                                 -----------        ----------
Expenses:
   Asset Management Fee-
     General Partner                                 53,702             53,832
   General and Administrative-
     General Partner                                  7,281              5,770
   General and Administrative-
     Other                                           10,880              9,828
   Amortization                                      11,024             11,328
                                                 -----------        ----------
     Total Expenses                                  82,887             80,758
                                                 -----------        ----------

Loss Before Equity in Losses of
 Project Partnerships                               (58,164)           (56,771)
Equity in Losses of Project
 Partnerships                                      (398,202)          (372,679)
                                                 -----------        -----------
Net Loss                                         $ (456,366)        $ (429,450)
                                                 ===========        ===========
Allocation of Net Loss:
   Assignees                                     $ (451,802)        $ (425,155)
   General Partners                                  (4,564)            (4,295)
                                                 -----------        -----------
                                                 $ (456,366)        $ (429,450)
                                                 ===========        ===========
Net Loss Per Beneficial
 Assignee Certificate                            $   (44.71)        $   (42.07)

Number of Beneficial Assignee
 Certificates Outstanding                            10,105             10,105


                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                                     1997                1996
TOTAL SERIES 2-6                                ------------       -----------
Revenues:
   Interest Income                              $   105,762        $   105,674
                                                ------------       -----------
Expenses:
   Asset Management Fee-
     General Partner                                207,600            207,994
   General and Administrative-
     General Partner                                 28,360             22,472
   General and Administrative-
     Other                                           42,905             53,553
   Amortization                                      15,924             22,298
                                                ------------       -----------
     Total Expenses                                 294,789            306,317
                                                ------------       -----------

Loss Before Equity in Losses of
 Project Partnerships                              (189,027)          (200,643)
Equity in Losses of Project
 Partnerships                                    (1,220,301)        (1,515,743)
                                                ------------       ------------
Net Loss                                        $(1,409,328)       $(1,716,386)
                                                ============       ============
Allocation of Net Loss:
   Assignees                                    $(1,395,234)       $(1,699,221)
   General Partners                                 (14,094)           (17,165)
                                                ------------       ------------
                                                $(1,409,328)       $(1,716,386)
                                                ============       ============







                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:


                                                    General
                                Assignees          Partners             Total
SERIES 2                       -----------       -----------        -----------

Balance at
 March 31, 1996               $ 1,661,075         $ (37,565)       $ 1,623,510

Net Loss                         (265,068)           (2,677)          (267,745)
                              ------------        ----------       ------------
Balance at
 September 30, 1996           $ 1,396,007         $ (40,242)       $ 1,355,765
                              ============        ==========       ============



Balance at
 March 31, 1997               $ 1,084,268         $ (43,391)       $ 1,040,877

Net Loss                         (195,296)           (1,973)          (197,269)
                              ------------        ----------       ------------
Balance at
 September 30, 1997           $   888,972         $ (45,364)       $   843,608
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:


                                                    General
                                Assignees          Partners             Total
SERIES 3                       -----------       -----------        -----------

Balance at
 March 31, 1996               $ 1,160,025         $ (36,581)       $ 1,123,444

Net Loss                         (220,647)           (2,229)          (222,876)
                              ------------        ----------       ------------
Balance at
 September 30, 1996           $   939,378         $ (38,810)       $   900,568
                              ============        ==========       ============


Balance at
 March 31, 1997               $   822,156         $ (39,994)       $   782,162

Net Loss                         (143,646)           (1,451)          (145,097)
                              ------------        ----------       ------------
Balance at
 September 30, 1997           $   678,510         $ (41,445)       $   637,065
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:


                                                    General
                                Assignees          Partners             Total
SERIES 4                       -----------       -----------        -----------

Balance at
 March 31, 1996               $ 2,480,767         $ (36,208)       $ 2,444,559

Net Loss                         (336,950)           (3,404)          (340,354)
                              ------------        ----------       ------------
Balance at
 September 30, 1996             2,143,817           (39,612)         2,104,205
                              ============        ==========       ============


Balance at
 March 31, 1997               $ 1,791,717         $ (43,168)       $ 1,748,549

Net Loss                         (187,757)           (1,897)          (189,654)
                              ------------        ----------       ------------
Balance at
 September 30, 1997           $ 1,603,960         $ (45,065)       $ 1,558,895
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:


                                                    General
                                Assignees          Partners             Total
SERIES 5                       -----------       -----------        -----------

Balance at
 March 31, 1996               $ 3,805,620         $ (37,946)       $ 3,767,674

Net Loss                         (451,401)           (4,560)          (455,961)
                              ------------        ----------       ------------
Balance at
 September 30, 1996           $ 3,354,219         $ (42,506)       $ 3,311,713
                              ============        ==========       ============


Balance at
 March 31, 1997               $ 2,818,232         $ (47,920)       $ 2,770,312

Net Loss                         (416,733)           (4,209)          (420,942)
                              ------------        ----------       ------------
Balance at
 September 30, 1997           $ 2,401,499         $ (52,129)       $ 2,349,370
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:


                                                    General
                                Assignees          Partners             Total
SERIES 6                       -----------       -----------        -----------

Balance at
 March 31, 1996               $ 5,340,274         $ (35,681)       $ 5,304,593

Net Loss                         (425,155)           (4,295)          (429,450)
                              ------------        ----------       ------------
Balance at
 September 30, 1996           $ 4,915,120         $ (39,976)       $ 4,875,143
                              ============        ==========       ============


Balance at
 March 31, 1997               $ 4,433,605         $ (44,839)         4,388,766

Net Loss                         (451,802)           (4,564)          (456,366)
                              ------------        ----------       ------------
Balance at
 September 30, 1997           $ 3,981,803         $ (49,403)       $ 3,932,400
                              ============        ==========       ============






                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                              STATEMENTS OF PARTNERS' EQUITY
                                        (Unaudited)

                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:


                                                    General
                                Assignees          Partners             Total
TOTAL SERIES 2-6               -----------       -----------        -----------

Balance at
 March 31, 1996               $14,447,761         $(183,981)       $14,263,780

Net Loss                       (1,699,221)          (17,165)        (1,716,386)
                              ------------        ----------       ------------
Balance at
 September 30, 1996           $12,748,540         $(201,146)       $12,547,394
                              ============        ==========       ============


Balance at
 March 31, 1997               $10,949,978         $(219,312)       $10,730,666

Net Loss                       (1,395,234)          (14,094)        (1,409,328)
                              ------------        ----------       ------------
Balance at
 September 30, 1997           $ 9,554,744         $(233,406)       $ 9,321,338
                              ============        ==========       ============




                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:
                                                      1997               1996
SERIES 2                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (197,269)       $  (267,745)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                     1,184              2,406
     Accreted Interest Income
     on Investments in
     Securities                                     (13,605)           (14,183)
     Equity in Losses of
      Project Partnerships                          170,814            236,730
     Interest Income from Redemption
      of Securities                                  13,628             10,359
     Payment of Asset Management Fee                (32,000)           (31,000)
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                            29,135             31,950
                                                ------------       ------------
         Net Cash Provided by
         (Used in) Operating
         Activities                                 (28,113)           (31,483)
                                                ------------       ------------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                             5,196              5,709
   Redemption of Investment
     in Securities                                   32,065             33,294
                                                ------------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                                     37,261             39,003
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                     9,148              7,520
Cash and Cash Equivalents at
 Beginning of Year                                  138,561            135,519
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   147,709        $   143,039
                                                ============       ============
                      See accompanying notes to financial statements.
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:
                                                      1997               1996
SERIES 3                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (145,097)       $  (222,876)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                      (808)               638
     Accreted Interest Income
     on Investments in
     Securities                                     (12,101)           (12,616)
     Equity in Losses of
      Project Partnerships                          118,296            190,302
     Interest Income from Redemption
      of Securities                                  12,121              9,214
     Payment of Asset Management Fee                (40,000)           (38,000)
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                            29,457             29,274
                                                ------------       ------------
         Net Cash Used in
         Operating
         Activities                                 (38,132)           (44,064)
                                                ------------       ------------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                            19,677             23,757
   Redemption of Investment
     in Securities                                   28,521             29,617
                                                ------------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                                     48,198             53,374
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                    10,066              9,310
Cash and Cash Equivalents at
 Beginning of Year                                  109,925             97,988
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   119,991        $   107,298
                                                ============       ============
                      See accompanying notes to financial statements.
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:
                                                      1997               1996
SERIES 4                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (189,654)       $  (340,354)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                      (978)             1,694
     Accreted Interest Income
     on Investments in
     Securities                                     (15,331)           (15,983)
     Equity in Losses of
      Project Partnerships                          157,720            305,961
     Interest Income from Redemption
      of Securities                                  15,358             11,674
     Payment of Asset Management Fee                (42,000)           (41,000)
      Changes in Operating Assets
      and Liabilities:
      Increase in Payable to
         General Partners                            36,724             36,115
                                                ------------       ------------
         Net Cash Used in
         Operating
         Activities                                 (38,161)           (41,893)
                                                ------------       ------------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                             8,131             10,900
   Redemption of Investment
     in Securities                                   36,133             37,522
                                                ------------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                                     44,264             48,422
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                     6,103              6,529
Cash and Cash Equivalents at
 Beginning of Year                                  182,773            178,506
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   188,876        $   185,035
                                                ============       ============
                      See accompanying notes to financial statements.
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:
                                                      1997               1996
SERIES 5                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $  (420,942)       $  (455,961)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                     5,502              6,232
     Accreted Interest Income
     on Investments in
     Securities                                     (19,108)           (19,921)
     Equity in Losses of
      Project Partnerships                          375,269            410,071
     Interest Income from Redemption
      of Securities                                  19,140             14,550
     Payment of Asset Management Fee                (57,000)           (57,000)
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                            45,500             44,584
                                                ------------       ------------
         Net Cash Used in
         Operating
         Activities                                 (51,639)           (57,445)
                                                ------------       ------------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                            12,755              6,462
   Redemption of Investment
     in Securities                                   45,035             46,767
                                                ------------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                                     57,790             53,229
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                     6,151             (4,216)
Cash and Cash Equivalents at
 Beginning of Year                                  259,006            257,549
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   265,157        $   253,333
                                                ============       ============
                      See accompanying notes to financial statements.
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:
                                                      1997               1996
SERIES 6                                           ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                      $ (456,366)        $ (429,450)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                    11,024             11,328
     Accreted Interest Income
     on Investments in
     Securities                                     (15,031)           (15,171)
     Equity in Losses of
      Project Partnerships                          398,202            372,679
     Interest Income from Redemption
      of Securities                                       0                  0
     Payment of Asset Management Fee                (56,000)           (50,000)
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                            50,151             49,496
                                                 -----------       ------------
         Net Cash Used in
         Operating
         Activities                                 (68,020)           (61,118)
                                                  ----------       ------------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                             8,904             12,984
   Redemption of Investment
     in Securities                                        0                  0
                                                 -----------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                                      8,904             12,984
                                                 -----------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                   (59,116)           (48,134)
Cash and Cash Equivalents at
 Beginning of Year                                  396,736            388,991
                                                 -----------       ------------
Cash and Cash Equivalents at
 End of Year                                    $   337,620        $   340,857
                                                 ===========       ============
                      See accompanying notes to financial statements.
                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:
                                                      1997               1996
TOTAL SERIES 2-6                                   ---------         ---------
Cash Flows from Operating Activities:
   Net Loss                                     $(1,409,328)       $(1,716,386)
   Adjustments to Reconcile
    Net Loss to Net Cash
    Provided by (Used in)
    Operating Activities:
     Amortization                                    15,924             22,298
     Accreted Interest Income
     on Investments in
     Securities                                     (75,176)           (77,874)
     Equity in Losses of
      Project Partnerships                        1,220,301          1,515,743
     Interest Income from Redemption
      of Securities                                  60,247             45,797
     Payment of Asset Management Fee               (227,000)          (217,000)
      Changes in Operating Assets
      and Liabilities:
       Increase in Payable to
         General Partners                           190,967            191,419
                                                ------------       ------------
         Net Cash Used in
         Operating
         Activities                                (224,065)          (236,003)
                                                ------------       ------------
Cash Flows from Investing Activities:
   Distributions Received from
     Project Partnerships                            54,663             59,812
   Redemption of Investment
     in Securities                                  141,754            147,200
                                                ------------       ------------
      Net Cash Provided by
      (Used in) Investing
      Activities                                    196,417            207,012
                                                ------------       ------------
Increase (Decrease) in Cash and
 Cash Equivalents                                   (27,648)           (28,991)
Cash and Cash Equivalents at
 Beginning of Year                                1,087,001          1,058,553
                                                ------------       ------------
Cash and Cash Equivalents at
 End of Year                                    $ 1,059,353        $ 1,029,562
                                                ============       ============
                      See accompanying notes to financial statements.

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)

                               NOTES TO FINANCIAL STATEMENTS
                                        (Unaudited)
                                    SEPTEMBER 30, 1997

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


NOTE 3 - INVESTMENT IN SECURITIES:

  The September 30, 1997 Balance Sheet includes Investment in
Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of
$129,801 for Series 2, $112,787 for Series 3, $142,889 for
Series 4, $178,093 for Series 5 and $129,490 for Series 6.
For convenience, the Investment in Securities are commonly
held in a brokerage account with Raymond James and Associates,
Inc.   A separate accounting is maintained for each series'
share of the investments.
                                                                  Gross
                                        Cost Plus              Unrealized
                     Estimated           Accreted               Gains and
                  Market Value           Interest                (Losses)

Series 2             $ 384,219           $360,400               $ 23,819
Series 3               341,645            320,568                 21,077
Series 4               432,997            406,126                 26,871
Series 5               539,507            506,185                 33,322
Series 6               474,552            454,558                 19,994

  As of September 30, 1997, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                         Series 2                Series 3

Due within 1 year                       $  45,976               $  40,895
After 1 year through 5 years              169,176                 150,479
After 5 years through 10 years            145,248                 129,194
                                        ---------               ---------
  Total Amount Carried on
      Balance Sheet                     $ 360,400               $ 320,568
                                        =========               =========

                                         Series 4                Series 5

Due within 1 year                       $  51,810               $  64,574
After 1 year through 5 years              190,642                 237,610
After 5 years through 10 years            163,674                 204,001
                                        ---------               ---------
  Total Amount Carried on
       Balance Sheet                    $ 406,126               $ 506,185
                                        =========               =========

                                         Series 6                   Total

Due within 1 year                       $  47,162               $ 250,417
After 1 year through 5 years              188,009                 935,916
After 5 years through 10 years            219,387                 861,504
                                        ---------               ---------
  Total Amount Carried on
       Balance Sheet                    $ 454,558              $2,047,837
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

  For the six months ended September 30, 1997 and 1996 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:


  Asset Management Fee - The Managing General Partner is
entitled to be paid an annual asset management fee equal to
0.25% of the aggregate cost of Gateway's interest in the
projects owned by the Project Partnerships.  The asset
management fee will be paid only after all other expenses of
Gateway have been paid.  These fees are included in the
Statements of Operations.
                                             1997                   1996
                                             ----                  ------
  Series 2                              $  34,444               $  34,500
  Series 3                                 31,896                  31,964
  Series 4                                 39,136                  39,192
  Series 5                                 48,422                  48,506
  Series 6                                 53,702                  53,832
                                        ---------               ---------
  Total                                 $ 207,600               $ 207,994
                                        =========               =========

  General and Administrative Expenses - The Managing General
Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

  Series 2                              $   4,216                $  3,340
  Series 3                                  4,408                   3,493
  Series 4                                  5,557                   4,403
  Series 5                                  6,898                   5,466
  Series 6                                  7,281                   5,770
                                        ---------                --------
  Total                                 $  28,360                $ 22,472
                                        =========                ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 1997, the Partnership had acquired an
interest in 22 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes.  The
Partnership, as the Investor Limited Partner pursuant to the
Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:
                                                    September 30,     March 31,
                                                           1997         1997
SERIES 2                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,524,678   $ 4,524,678

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 42,694        39,734

Cumulative equity in losses of
Project Partnerships (2)                              (4,193,185)   (4,022,371)

Cumulative distributions received
from Project Partnerships                                (56,817)      (51,621)

Acquisition fees and expenses                            390,838       390,838

Accumulated amortization of
acquisition fees and expenses                            (70,519)      (66,375)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $   637,689   $   814,883
                                                     ============  ============
(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1997 and March 31, 1997 these excess costs were $205,718.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $251,655 for the period ended September 30, 1997 and cumulative suspended losses of $145,935 for the year ended
March 31, 1997 are not included.

   As of September 30, 1997, the Partnership had acquired an
interest in 23 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes.  The
Partnership, as the Investor Limited Partner pursuant to the
Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:
                                                    September 30,     March 31,
                                                           1997         1997
SERIES 3                                               ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 3,888,713   $ 3,888,713

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 46,017        41,993

Cumulative equity in losses of
Project Partnerships (2)                              (3,741,909)   (3,623,613)

Cumulative distributions received
from Project Partnerships                               (163,654)     (143,977)

Acquisition fees and expenses                            491,746       491,746

Accumulated amortization of
acquisition fees and expenses                            (73,889)      (70,673)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $   447,024   $   584,189
                                                     ============  ============
(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1997 and March 31, 1997 these excess costs were $213,147.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $749,079 for the period ended September 30, 1997 and cumulative suspended losses of $569,390 for the year ended
March 31, 1997 are not included.

   As of September 30, 1997, the Partnership had acquired an
interest in 29 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes.  The
Partnership, as the Investor Limited Partner pursuant to the
Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:
                                                    September 30,     March 31,
                                                           1997         1997
SERIES 4                                               ----------    ----------
Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 4,952,519   $ 4,952,519

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 81,753        74,647

Cumulative equity in losses of
Project Partnerships (2)                              (4,161,101)   (4,003,381)

Cumulative distributions received
from Project Partnerships                                (84,382)      (76,251)

Acquisition fees and expenses                            562,967       562,967

Accumulated amortization of
acquisition fees and expenses                            (93,310)      (87,182)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 1,258,446   $ 1,423,319
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1997 and March 31, 1997 these excess costs were $411,863.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $220,442 for the period ended September 30, 1997 and cumulative suspended losses of $106,365 for the year ended March 31, 1997 are not included.

   As of September 30, 1997, the Partnership had acquired an
interest in 36 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes.  The
Partnership, as the Investor Limited Partner pursuant to the
Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:
                                                    September 30,     March 31,
                                                           1997         1997
SERIES 5                                               ----------    ----------
Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 6,164,472   $ 6,164,472

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 36,217        33,149

Cumulative equity in losses of
Project Partnerships (2)                              (4,753,897)   (4,378,628)

Cumulative distributions received
from Project Partnerships                               (117,890)     (105,135)

Acquisition fees and expenses                            650,837       650,837

Accumulated amortization of
acquisition fees and expenses                           (104,633)      (96,063)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 1,875,106   $ 2,268,632
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1997 and March 31, 1997 these excess costs were $214,636.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $73,359 for the period ended September 30, 1997 and cumulative suspended losses of $25,401 for the year ended March 31, 1997 are not included.

   As of September 30, 1997, the Partnership had acquired an
interest in 38 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes.  The
Partnership, as the Investor Limited Partner pursuant to the
Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
   The following is a summary of Investments in Project Partnerships as of:
                                                    September 30,     March 31,
                                                           1997         1997
SERIES 6                                               ----------    ----------
Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                                $ 7,462,215   $ 7,462,215

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                 (3,147)       (2,849)

Cumulative equity in losses of
Project Partnerships (2)                              (4,531,098)   (4,132,896)

Cumulative distributions received
from Project Partnerships                               (102,076)      (93,172)

Acquisition fees and expenses                            785,179       785,179

Accumulated amortization of
acquisition fees and expenses                           (116,677)     (105,951)
                                                     ------------  ------------
Investments in
 Project Partnerships                                $ 3,494,396   $ 3,912,526
                                                     ============  ============

(1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At September 30, 1997 and March 31, 1997 these excess costs were ($20,841).
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $126,174 for the period ended September 30, 1997 and cumulative suspended losses of $89,395 for the year ended March 31, 1997 are not included.

   The following is a summary of Investments in Project
Partnerships:

                                                    September 30,     March 31,
                                                           1997         1997
TOTAL SERIES 2 - 6                                     ----------    ----------

Capital Contributions to Project
Partnerships (purchase price paid
for limited partner interests in
Project Partnerships)                               $ 26,992,597  $ 26,992,597

Accumulated accretion/(amortization) of
the difference in the book value of
underlying assets of the Project
Partnerships over/under purchase
price (1)                                                203,534       186,674

Cumulative equity in losses of
Project Partnerships                                 (21,381,190)  (20,160,889)

Cumulative distributions received
from Project Partnerships                               (524,819)     (470,156)

Acquisition fees and expenses                          2,881,567     2,881,567

Accumulated amortization of
acquisition fees and expenses                           (459,028)     (426,244)
                                                    ------------- -------------

Investments in
 Project Partnerships                               $  7,712,661  $  9,003,549
                                                    ============= =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:

                                                      1997             1996
SERIES 2                                       -------------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  1,645,940       $  1,583,447
   Investment properties, net                    22,168,236         22,950,706
   Other assets                                      10,058              2,377
                                               -------------      -------------
     Total assets                              $ 23,824,234       $ 24,536,530
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    428,623       $    423,058
   Long-term debt                                23,257,739         23,290,759
                                               -------------      -------------
     Total liabilities                           23,686,362         23,713,817

Partners' Equity
   Limited Partner                                   63,980            733,799
   General Partners                                  73,892             88,914
                                               -------------       ------------
                                                    137,872            822,713
     Total liabilities and
     partners' equity                          $ 23,824,234       $ 24,536,530
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  1,342,960       $  1,287,603
Expenses:
   Operating expenses                               734,845            656,094
   Interest expense                                 417,630            414,340
   Depreciation and amortization                    469,812            479,176
                                               -------------      -------------
     Total expenses                               1,622,287          1,549,610

       Net loss                                $   (279,327)      $   (262,007)
                                               =============      =============
   Other partners' share
    of net loss                                $     (2,793)      $     (2,620)
   Partnership's share
    of net loss                                $   (276,534)      $   (259,387)
     Suspended loss                                 105,720             22,657
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (170,814)      $   (236,730)
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:

                                                      1997             1996
SERIES 3                                       -------------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  2,094,496       $  1,966,829
   Investment properties, net                    19,383,407         20,223,468
   Other assets                                     236,415            233,517
                                               -------------      -------------
     Total assets                              $ 21,714,318       $ 22,423,814
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    543,028       $    492,234
   Long-term debt                                21,830,460         21,871,583
                                               -------------      -------------
     Total liabilities                           22,373,488         22,363,817

Partners' Equity
   Limited Partner                                 (986,004)          (304,933)
   General Partners                                 326,834            364,930
                                               -------------       ------------
                                                   (659,170)            59,997
     Total liabilities and
     partners' equity                          $ 21,714,318       $ 22,423,814
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  1,210,651       $  1,217,433
Expenses:
   Operating expenses                               742,330            744,049
   Interest expense                                 308,623            292,418
   Depreciation and amortization                    460,693            463,155
                                               -------------      -------------
     Total expenses                               1,511,646          1,499,622

       Net loss                                $   (300,995)      $   (282,189)
                                               =============      =============
   Other partners' share
    of net loss                                $     (3,010)      $     (2,822)
   Partnership's share
    of net loss                                $   (297,985)      $   (279,367)
     Suspended loss                                 179,689             89,065
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (118,296)      $   (190,302)
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:

                                                      1997             1996
SERIES 4                                       -------------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  2,100,912       $  1,936,500
   Investment properties, net                    25,828,907         26,784,353
   Other assets                                      24,858             22,385
                                               -------------      -------------
     Total assets                              $ 27,954,677       $ 28,743,238
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    562,752       $    589,582
   Long-term debt                                26,611,866         26,641,940
                                               -------------      -------------
     Total liabilities                           27,174,618         27,231,522

Partners' Equity
   Limited Partner                                  529,747          1,227,606
   General Partners                                 250,312            284,110
                                               -------------       ------------
                                                    780,059          1,511,716
     Total liabilities and
     partners' equity                          $ 27,954,677       $ 28,743,238
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  1,592,236       $  1,568,591
Expenses:
   Operating expenses                               882,888            903,525
   Interest expense                                 462,018            459,990
   Depreciation and amortization                    521,872            528,400
                                               -------------      -------------
     Total expenses                               1,866,778          1,891,915

       Net loss                                $   (274,542)      $   (323,324)
                                               =============      =============
   Other partners' share
    of net loss                                $     (2,745)      $     (3,233)
   Partnership's share
    of net loss                                $   (271,797)      $   (320,091)
     Suspended loss                                 114,077             14,130
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (157,720)      $   (305,961)
                                               =============      =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:

                                                      1997             1996
SERIES 5                                       -------------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  2,731,776       $  2,463,229
   Investment properties, net                    32,306,100         33,612,772
   Other assets                                       4,958              2,123
                                               -------------      -------------
     Total assets                              $ 35,042,834       $ 36,078,124
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    824,094       $    807,295
   Long-term debt                                32,897,396         32,945,488
                                               -------------      -------------
     Total liabilities                           33,721,490         33,752,783

Partners' Equity
   Limited Partner                                1,347,051          2,321,219
   General Partners                                 (25,707)             4,122
                                               -------------       ------------
                                                  1,321,344          2,325,341
     Total liabilities and
     partners' equity                          $ 35,042,834       $ 36,078,124
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  1,778,167       $  1,761,025
Expenses:
   Operating expenses                             1,064,849          1,074,848
   Interest expense                                 453,197            403,404
   Depreciation and amortization                    687,623            696,986
                                               -------------      -------------
     Total expenses                               2,205,669          2,175,238

       Net loss                                $   (427,502)      $   (414,213)
                                               =============      =============
   Other partners' share
    of net loss                                $     (4,275)      $     (4,142)
   Partnership's share
    of net loss                                $   (423,227)      $   (410,071)
     Suspended loss                                  47,958                  0
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (375,269)      $   (410,071)
                                               =============    ==============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:

                                                      1997             1996
SERIES 6                                       -------------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $  2,904,433       $  2,611,371
   Investment properties, net                    36,416,742         37,716,660
   Other assets                                      15,352             23,382
                                               -------------      -------------
     Total assets                              $ 39,336,527       $ 40,351,413
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $    880,880       $    928,080
   Long-term debt                                35,836,877         35,827,365
                                               -------------      -------------
     Total liabilities                           36,717,757         36,755,445

Partners' Equity
   Limited Partner                                2,748,170          3,708,349
   General Partners                                (129,400)          (112,381)
                                               -------------       ------------
                                                  2,618,770          3,595,968
     Total liabilities and
     partners' equity                          $ 39,336,527       $ 40,351,413
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  2,044,084       $  1,973,212
Expenses:
   Operating expenses                             1,094,214          1,093,105
   Interest expense                                 652,781            499,641
   Depreciation and amortization                    736,464            772,892
                                               -------------      -------------
     Total expenses                               2,483,459          2,365,638

       Net loss                                $   (439,375)      $   (392,426)
                                               =============      =============
   Other partners' share
    of net loss                                 $    (4,394)      $     (3,924)
   Partnership's share
    of net loss                                $   (434,981)      $   (388,502)
     Suspended loss                                  36,779             15,823
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $   (398,202)      $   (372,679)
                                               =============    ==============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30 of each year:

                                                      1997             1996
TOTAL SERIES 2 - 6                             -------------     --------------
SUMMARIZED BALANCE SHEETS
Assets:
   Current assets                              $ 11,477,557       $ 10,561,376
   Investment properties, net                   136,103,392        141,287,959
   Other assets                                     291,641            283,784
                                               -------------      -------------
     Total assets                              $147,872,590       $152,133,119
                                               =============      =============
Liabilities and Partners' Equity
   Current liabilities                         $  3,239,377       $  3,240,249
   Long-term debt                               140,434,338        140,577,135
                                               -------------      -------------
     Total liabilities                          143,673,715        143,817,384

Partners' Equity
   Limited Partner                                3,702,944          7,686,040
   General Partners                                 495,931            629,695
                                               -------------       ------------
                                                  4,198,875          8,315,735
     Total liabilities and
     partners' equity                          $147,872,590       $152,133,119
                                               =============      =============
SUMMARIZED STATEMENTS OF OPERATIONS:
Rental and other income                        $  7,968,098       $  7,807,864
Expenses:
   Operating expenses                             4,519,126          4,471,621
   Interest expense                               2,294,249          2,069,793
   Depreciation and amortization                  2,876,464          2,940,609
                                               -------------      -------------
     Total expenses                               9,689,839          9,482,023

       Net loss                                $ (1,721,741)      $ (1,674,159)
                                               =============      =============
   Other partners' share
    of net loss                                $    (17,217)      $    (16,741)
   Partnership's share
    of net loss                                $ (1,704,524)      $ (1,657,418)
     Suspended loss                                 484,223            141,675
                                               -------------      -------------
   Equity in Loss of
      Project Partnerships                     $ (1,220,301)      $ (1,515,743)
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

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the six and three months ended September 30, 1997 and September 30, 1996. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the six and three months ended September 30, 1997 are comparable for the same periods ended September 30, 1996. There were no unusual variations in the operating results between these two periods.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 1997 decreased from $236,730 for the six months ended September 30, 1996 to $170,814 as a result of not including losses of $105,720 in 1997 as compared to $22,657 in 1996, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At September 30, 1997, the Series had $147,709 of short-term investments (Cash and Cash Equivalents). It also had $360,400 in Zero Coupon Treasuries with annual maturities providing $47,508 in fiscal year 1999 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $197,269 for the six months ended September 30, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $170,814 and the changes in operating assets and liabilities, net cash used in operating activities was $28,113, primarily due to the payment of the Asset Management Fee of $32,000. Cash provided by investing activities totaled $37,261, consisting of $5,196 in cash distributions from the Project Partnerships and $32,065 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 1997 decreased from $190,302 for the six months ended September 30, 1996 to $118,296 as a result of not including losses of $179,689 in 1997 as compared to $89,065 in 1996, as these losses would reduce the investment in certain Project Partnerships below zero.

At September 30, 1997, the Series had $119,991 of short-term investments (Cash and Cash Equivalents). It also had $320,568 in Zero Coupon Treasuries with annual maturities providing $42,244 in fiscal year 1999 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $145,097 for the six months ended September 30, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $118,296 and the changes in operating assets and liabilities, net cash used in operating activities was $38,132, primarily due to the Payment of the Asset Management Fee of $40,000. Cash provided by investing activities totaled $48,198, consisting of $19,677 in cash distributions from the Project Partnerships and $28,521 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 1997 decreased from $305,961 for the six months ended September 30, 1996 to $157,720 as a result of not including losses of $114,077 in 1997 as compared to $14,130 in 1996, as these losses would reduce the investment in certain Project Partnerships below zero.

  At September 30, 1997, the Series had $188,876 of short-term investments (Cash and Cash Equivalents). It also had $406,126 in Zero Coupon Treasuries with annual maturities providing $53,539 in fiscal year 1999 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $189,654 for the six months ended September 30, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $157,750 and the changes in operating assets and liabilities, net cash used in operating activities was $38,161, primarily due to the payment of the Asset Management Fee of $42,000. Cash provided by investing activities totaled $44,264, consisting of $8,131 in cash distributions from the Project Partnerships and $36,133 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 1997 decreased from $410,071 for the six months ended September 30, 1996 to $375,269 as a result of not including losses of $47,958 in 1997 as compared to $0 in 1996, as these losses would reduce the investment in certain Project Partnerships below zero.

  At September 30, 1997, the Series had $265,157 of short-term investments (Cash and Cash Equivalents). It also had $506,185 in Zero Coupon Treasuries with annual maturities providing $66,709 in fiscal year 1999 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $420,942 for the six months ended September 30, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $375,269 and the changes in operating assets and liabilities, net cash used in operating activities was $51,639, primarily due to the payment of the Asset Management Fee of $57,000. Cash provided by investing activities totaled $57,790, consisting of $12,755 in cash distributions from the Project Partnerships and $45,035 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.


  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of
Project Partnerships were comparable for the six months ended
September 30, 1997 and September 30, 1996.

  At September 30, 1997, the Series had $337,620 of short-term investments (Cash and Cash Equivalents). It also had $454,558 in Zero Coupon Treasuries with annual maturities providing $48,000 in fiscal year 1999 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $456,366 for the six months ended September 30, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $398,202 and the changes in operating assets and liabilities, net cash used in operating activities was $68,020, primarily due to the payment of the Asset Management Fee of $56,000. Cash provided by investing activities totaled $8,904, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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


                             GATEWAY TAX CREDIT FUND II LTD.
                             (A Florida Limited Partnership)
                             By:  Raymond James Tax Credit Funds,Inc.






Date:  November 3, 1997                   By:/s/ Ronald M. Diner
                                          Ronald M. Diner
                                          President



Date:  November 3, 1997                   By:/s/ Sandra L. Furey
                                          Sandra L. Furey
                                          Secretary and Treasurer