Form 10-Q
period 1997-12-31
GATEWAY TAX CREDIT FUND II LTD
filed 1998-02-11
CIK 857115

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             December 31, 1997

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

                      YES     X         NO

                                              Number of Units
      Title of Each Class                    December 31, 1997
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
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 2                                     December 31,      March 31,
                                                 1997             1997
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   153,454     $   138,561
 Investments in Securities                           46,817          45,757
                                               ------------    ------------
  Total Current Assets                              200,271         184,318

 Investments in Securities                          320,654         346,730
 Investments in Project Partnerships, Net           519,859         814,883
                                              -------------   -------------
    Total Assets                                $ 1,040,784     $ 1,345,931
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         43,137          43,644
                                              -------------   -------------
  Total Current Liabilities                          43,137          43,644
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        279,607         261,410
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December, 31, 1997 and
March 31, 1997 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31, 1997
and March  31, 1997, issued and
outstanding                                         764,659       1,084,268
General Partners                                   (46,619)        (43,391)
                                              -------------   -------------
  Total Partners' Equity                            718,040       1,040,877
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 1,040,784     $ 1,345,931
                                              =============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS


SERIES 3                                     December 31,      March 31,
                                                 1997            1997
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   122,681     $   109,925
 Investments in Securities                           41,643          40,699
                                               ------------    ------------
  Total Current Assets                              164,324         150,624

 Investments in Securities                          285,214         308,410
 Investments in Project Partnerships, Net           393,346         584,189
                                              -------------   -------------
    Total Assets                                $   842,884     $ 1,043,223
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         48,050          48,117
                                              -------------   -------------
  Total Current Liabilities                          48,050          48,117
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        219,521         212,944
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December, 31, 1997 and
March 31, 1997 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31, 1997
and March  31, 1997, issued and outstanding
General Partners                                    617,375         822,156
                                                   (42,062)        (39,994)
  Total Partners' Equity                      -------------   -------------
                                                    575,313         782,162
    Total Liabilities and Partners' Equity    -------------   -------------
                                                $   842,884     $ 1,043,223
                                              =============   =============



              See accompanying notes to financial statements.

                     GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 4                                     December 31,      March 31,
                                                 1997             1997
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   192,330     $   182,773
 Investments in Securities                           52,758          51,562
                                               ------------    ------------
  Total Current Assets                              245,088         234,335

 Investments in Securities                          361,337         390,723
 Investments in Project Partnerships, Net         1,129,479       1,423,319
                                              -------------   -------------
    Total Assets                                $ 1,735,904     $ 2,048,377
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         52,997          52,967
                                              -------------   -------------
  Total Current Liabilities                          52,997          52,967
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        261,969         246,861
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December, 31, 1997 and
March 31, 1997 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31, 1997
and March  31, 1997, issued and outstanding
General Partners                                  1,467,382       1,791,717
                                                   (46,444)        (43,168)
  Total Partners' Equity                      -------------   -------------
                                                  1,420,938       1,748,549
    Total Liabilities and Partners' Equity    -------------   -------------
                                                $ 1,735,904     $ 2,048,377
                                              =============   =============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 5                                     December 31,      March 31,
                                                 1997             1997
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   265,740     $   259,006
 Investments in Securities                           65,755          64,266
                                               ------------    ------------
  Total Current Assets                              331,495         323,272

 Investments in Securities                          450,361         486,986
 Investments in Project Partnerships, Net         1,614,004       2,268,632
                                              -------------   -------------
    Total Assets                                $ 2,395,860     $ 3,078,890
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         71,075          70,909
                                              -------------   -------------
  Total Current Liabilities                          71,075          70,909
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        251,323         237,669
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December, 31, 1997 and
March 31, 1997 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31, 1997
and March  31, 1997, issued and
outstanding                                       2,128,350       2,818,232
General Partners                                   (54,888)        (47,920)
                                              -------------   -------------
  Total Partners' Equity                          2,073,462       2,770,312
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 2,395,860     $ 3,078,890
                                              =============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 6                                     December 31,      March 31,
                                                 1997             1997
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   341,744     $   396,736
 Investments in Securities                           47,825          45,870
                                               ------------    ------------
  Total Current Assets                              389,569         442,606

 Investments in Securities                          414,485         393,657
 Investments in Project Partnerships, Net         3,276,077       3,912,526
                                              -------------   -------------
    Total Assets                                $ 4,080,131     $ 4,748,789
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         66,593          66,605
                                              -------------   -------------
  Total Current Liabilities                          66,593          66,605
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        315,881         293,418
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December, 31, 1997 and
March 31, 1997 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31, 1997
and March  31, 1997, issued and
outstanding                                       3,749,407       4,433,605
General Partners                                   (51,750)        (44,839)
                                              -------------   -------------
  Total Partners' Equity                          3,697,657       4,388,766
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 4,080,131     $ 4,748,789
                                              =============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

TOTAL SERIES 2 - 6                           December 31,      March 31,
                                                 1997            1997
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,075,949     $ 1,087,001
 Investments in Securities                          254,798         248,154
                                               ------------    ------------
  Total Current Assets                            1,330,747       1,335,155

 Investments in Securities                        1,832,051       1,926,506
 Investments in Project Partnerships, Net         6,932,765       9,003,549
                                              -------------   -------------
    Total Assets                                $10,095,563     $12,265,210
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                        281,852         282,242
                                              -------------   -------------
  Total Current Liabilities                         281,852         282,242
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                      1,328,301       1,252,302
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December, 31, 1997 and
March 31, 1997 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31, 1997
and March  31, 1997, issued and outstanding
General Partners                                  8,727,173      10,949,978
                                                  (241,763)       (219,312)
  Total Partners' Equity                      -------------   -------------
                                                  8,485,410      10,730,666
    Total Liabilities and Partners' Equity    -------------   -------------
                                                $10,095,563     $12,265,210
                                              =============   =============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 2                                        1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $    29,196   $    27,471
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                51,666        51,750
 General and Administrative:
  General Partner                                     6,238         5,006
  Other                                               8,113        10,787
 Amortization                                         1,776         3,609
                                               ------------  ------------
  Total Expenses                                     67,793        71,152
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                       (38,597)      (43,681)
Equity in Losses of Project Partnerships          (284,240)     (405,978)
                                               ------------  ------------
Net Loss                                       $  (322,837)  $  (449,659)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                        (319,609)     (445,162)
 General Partners                                   (3,228)       (4,497)
                                               ------------  ------------
                                               $  (322,837)  $  (449,659)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $    (52.09)  $    (72.55)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,136         6,136
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 3                                        1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $    22,953   $    23,502
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                47,844        47,946
 General and Administrative:
  General Partner                                     6,522         5,235
  Other                                               7,943        14,294
 Amortization                                       (1,212)           957
                                               ------------  ------------
  Total Expenses                                     61,097        68,432
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                       (38,144)      (44,930)
Equity in Losses of Project Partnerships          (168,705)     (222,177)
                                               ------------  ------------
Net Loss                                       $  (206,849)  $  (267,107)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                        (204,781)     (264,436)
 General Partners                                   (2,068)       (2,671)
                                               ------------  ------------
                                               $  (206,849)  $  (267,107)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $    (37.53)  $    (48.47)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              5,456         5,456
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 4                                        1997             1996
                                                ----             ----
Revenues:
 Interest Income                                $    30,440    $    31,324
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                58,704         58,788
 General and Administrative:
  General Partner                                     8,223          6,599
  Other                                               9,996         11,814
 Amortization                                       (1,467)          2,541
                                               ------------   ------------
  Total Expenses                                     75,456         79,742
                                               ------------   ------------
Loss Before Equity in Losses of Project
Partnerships                                       (45,016)       (48,418)
Equity in Losses of Project Partnerships          (282,595)      (425,830)
                                               ------------   ------------
Net Loss                                       $  (327,611)   $  (474,248)
                                               ============   ============
Allocation of Net Loss:
 Assignees                                        (324,335)      (469,506)
 General Partners                                   (3,276)        (4,742)
                                               ------------   ------------
                                               $  (327,611)   $  (474,248)
                                               ============   ============
Net Loss Per Beneficial Assignee
Certificate                                    $    (46.90)   $    (67.90)
Number of Beneficial Assignee                  ============   ============
Certificates Outstanding                              6,915          6,915
                                               ============   ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 5                                        1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $    39,094   $    40,044
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                72,633        72,759
 General and Administrative:
  General Partner                                    10,208         8,192
  Other                                              12,645        14,659
 Amortization                                         8,253         9,348
                                               ------------  ------------
  Total Expenses                                    103,739       104,958
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                       (64,645)      (64,914)
Equity in Losses of Project Partnerships          (632,205)     (581,763)
                                               ------------  ------------
Net Loss                                       $  (696,850)  $  (646,677)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                        (689,882)     (640,210)
 General Partners                                   (6,968)       (6,467)
                                               ------------  ------------
                                               $  (696,850)  $  (646,677)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $    (80.07)  $    (74.30)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              8,616         8,616
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 6                                        1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $    36,848   $    35,879
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                80,553        80,748
 General and Administrative:
  General Partner                                    10,775         8,647
  Other                                              13,307        11,947
 Amortization                                        16,536        16,992
                                               ------------  ------------
  Total Expenses                                    121,171       118,334
                                               ------------  ------------
Loss Before Equity in Losses of Project            (84,323)
Partnerships                                                     (82,455)
Equity in Losses of Project Partnerships          (606,786)     (562,683)
                                               ------------  ------------
Net Loss                                       $  (691,109)  $  (645,138)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                        (684,198)     (638,687)
 General Partners                                   (6,911)       (6,451)
                                               ------------  ------------
                                               $  (691,109)  $  (645,138)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $    (67.71)  $    (63.21)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                             10,105        10,105
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
TOTAL SERIES 2 - 6                              1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $   158,531   $   158,220
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               311,400       311,991
 General and Administrative:
  General Partner                                    41,966        33,679
  Other                                              52,004        63,501
 Amortization                                        23,886        33,447
                                               ------------  ------------
  Total Expenses                                    429,256       442,618
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                      (270,725)     (284,398)
Equity in Losses of Project Partnerships        (1,974,531)   (2,198,431)
                                               ------------  ------------
Net Loss                                       $(2,245,256)  $(2,482,829)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      (2,222,805)   (2,458,001)
 General Partners                                  (22,451)      (24,828)
                                               ------------  ------------
                                               $(2,245,256)  $(2,482,829)
                                               ============  ============




              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 2                                        1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $     9,003   $     9,035
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                17,222        17,250
 General and Administrative:
  General Partner                                     2,022         1,666
  Other                                               1,309         1,582
 Amortization                                           592         1,203
                                               ------------  ------------
  Total Expenses                                     21,145        21,701
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                       (12,142)      (12,666)
Equity in Losses of Project Partnerships          (113,426)     (169,248)
                                               ------------  ------------
Net Loss                                       $  (125,568)  $  (181,914)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                        (124,312)     (180,094)
 General Partners                                   (1,256)       (1,820)
                                               ------------  ------------
                                               $  (125,568)  $  (181,914)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $    (20.26)  $    (29.35)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,136         6,136
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 3                                        1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $     7,866   $     7,823
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                15,948        15,982
 General and Administrative:
  General Partner                                     2,114         1,742
  Other                                               1,551         2,136
 Amortization                                         (404)           319
                                               ------------  ------------
  Total Expenses                                     19,209        20,179
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                       (11,343)      (12,356)
Equity in Losses of Project Partnerships           (50,409)      (31,875)
                                               ------------  ------------
Net Loss                                       $   (61,752)  $   (44,231)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (61,134)      (43,789)
 General Partners                                     (618)         (442)
                                               ------------  ------------
                                               $   (61,752)  $   (44,231)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $    (11.21)  $     (8.03)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              5,456         5,456
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 4                                        1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $    10,426   $    10,465
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                19,568        19,596
 General and Administrative:
  General Partner                                     2,666         2,196
  Other                                               1,763         1,851
 Amortization                                         (489)           847
                                               ------------  ------------
  Total Expenses                                     23,508        24,490
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                       (13,082)      (14,025)
Equity in Losses of Project Partnerships          (124,875)     (119,869)
                                               ------------  ------------
Net Loss                                       $  (137,957)  $  (133,894)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                        (136,577)     (132,556)
 General Partners                                   (1,380)       (1,338)
                                               ------------  ------------
                                               $  (137,957)  $  (133,894)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $    (19.75)  $    (19.17)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,915         6,915
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 5                                        1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $    13,349   $    13,331
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                24,211        24,253
 General and Administrative:
  General Partner                                     3,310         2,726
  Other                                               2,049         2,260
 Amortization                                         2,751         3,116
                                               ------------  ------------
  Total Expenses                                     32,321        32,355
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                       (18,972)      (19,024)
Equity in Losses of Project Partnerships          (256,936)     (171,692)
                                               ------------  ------------
Net Loss                                       $  (275,908)  $  (190,716)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                        (273,149)     (188,809)
 General Partners                                   (2,759)       (1,907)
                                               ------------  ------------
                                               $  (275,908)  $  (190,716)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $    (31.70)  $    (21.91)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              8,616         8,616
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 6                                        1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $    12,125   $    11,892
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                26,851        26,916
 General and Administrative:
  General Partner                                     3,494         2,877
  Other                                               2,427         2,119
 Amortization                                         5,512         5,664
                                               ------------  ------------
  Total Expenses                                     38,284        37,576
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                       (26,159)      (25,684)
Equity in Losses of Project Partnerships          (208,584)     (190,004)
                                               ------------  ------------
Net Loss                                       $  (234,743)  $  (215,688)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                        (232,396)     (213,532)
 General Partners                                   (2,347)       (2,156)
                                               ------------  ------------
                                               $  (234,743)  $  (215,688)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $    (23.00)  $    (21.13)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                             10,105        10,105
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
TOTAL SERIES 2 - 6                              1997            1996
                                                ----            ----
Revenues:
 Interest Income                                $    52,769   $    52,546
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               103,800       103,997
 General and Administrative:
  General Partner                                    13,606        11,207
  Other                                               9,099         9,948
 Amortization                                         7,962        11,149
                                               ------------  ------------
  Total Expenses                                    134,467       136,301
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                       (81,698)      (83,755)
Equity in Losses of Project Partnerships          (754,230)     (682,688)
                                               ------------  ------------
Net Loss                                       $  (835,928)  $  (766,443)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                        (827,569)     (758,780)
 General Partners                                   (8,359)       (7,663)
                                               ------------  ------------
                                               $  (835,928)  $  (766,443)
                                               ============  ============




              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                (Unaudited)


                                                General
SERIES 2                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996      $  1,661,075    $   (37,565)    $  1,623,510

Net Loss                          (455,162)         (4,497)       (449,659)
                              -------------    ------------   -------------

Balance at December 31, 1996   $  1,215,913    $   (42,062)    $  1,173,851
                              =============    ============   =============


Balance at March 31, 1997      $  1,084,268    $   (43,391)    $  1,040,877

Net Loss                          (319,609)         (3,228)       (322,837)
                              -------------    ------------   -------------

Balance at December 31, 1997   $    764,659    $   (46,619)    $    718,040
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                (Unaudited)


                                                General
SERIES 3                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996      $  1,160,025    $   (36,581)    $  1,123,444

Net Loss                          (264,436)         (2,671)       (267,107)
                              -------------    ------------   -------------

Balance at December 31, 1996   $    895,589    $   (39,252)    $    856,337
                              =============    ============   =============


Balance at March 31, 1997      $    822,156    $   (39,994)    $    782,162

Net Loss                          (204,781)         (2,068)       (206,849)
                              -------------    ------------   -------------

Balance at December 31, 1997   $    617,375    $   (42,062)    $    575,313
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                (Unaudited)


                                                General
SERIES 4                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996      $  2,480,767    $   (36,208)    $  2,444,559

Net Loss                          (469,506)         (4,742)       (474,248)
                              -------------    ------------   -------------

Balance at December 31, 1996   $  2,011,261    $   (40,950)    $  1,970,311
                              =============    ============   =============


Balance at March 31, 1997      $  1,791,717    $   (43,168)    $  1,748,549

Net Loss                          (324,335)         (3,276)       (327,611)
                              -------------    ------------   -------------

Balance at December 31, 1997   $  1,467,382    $   (46,444)    $  1,420,938
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                (Unaudited)


                                                General
SERIES 5                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996      $  3,805,620    $   (37,946)    $  3,767,674

Net Loss                          (640,210)         (6,467)       (646,677)
                              -------------    ------------   -------------

Balance at December 31, 1996   $  3,165,410    $   (44,413)    $  3,120,997
                              =============    ============   =============


Balance at March 31, 1997      $  2,818,232    $   (47,920)    $  2,770,312

Net Loss                          (689,882)         (6,969)       (696,850)
                              -------------    ------------   -------------

Balance at December 31, 1997   $  2,128,350    $   (54,888)    $  2,073,462
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                (Unaudited)


                                                General
SERIES 6                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996      $  5,340,274    $   (35,681)    $  5,304,593

Net Loss                          (638,687)         (6,451)       (645,138)
                              -------------    ------------   -------------

Balance at December 31, 1996   $  4,701,587    $   (42,132)    $  4,659,455
                              =============    ============   =============


Balance at March 31, 1997      $  4,433,605    $   (44,839)    $  4,388,766

Net Loss                          (684,198)         (6,911)       (691,109)
                              -------------    ------------   -------------

Balance at December 31, 1997   $  3,749,407    $   (51,750)    $  3,697,657
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                (Unaudited)


                                                General
TOTAL SERIES 2 - 6             Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996      $ 14,447,761    $  (183,981)    $ 14,263,780

Net Loss                        (2,458,001)        (24,828)     (2,482,829)
                              -------------    ------------   -------------

Balance at December 31, 1996   $ 11,989,760    $  (208,809)    $ 11,780,951
                              =============    ============   =============


Balance at March 31, 1997      $ 10,949,978    $  (219,312)    $ 10,730,666

Net Loss                        (2,222,805)        (22,451)     (2,245,256)
                              -------------    ------------   -------------

Balance at December 31, 1997   $  8,727,173    $  (241,763)    $  8,485,410
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:
                                (Unaudited)

SERIES 2                                        1997            1996
--------                                        ----            ----
Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net $ (322,837) $ (449,659) Cash Provided by (Used in) Operating
Activities:
    Amortization                                    1,776            3,609
    Accreted Interest Income on Investments
in Securities                                    (20,676)         (21,518)
    Equity in Losses of Project
Partnerships                                      284,240          405,978
    Interest Income from Redemption of
Securities                                         13,628           10,359
    Payment of Asset Management Fee              (33,471)         (32,438)
    Changes in Operating Assets and
Liabilities:
    Increase in Payable to General
Partners                                           51,160           49,701
                                             ------------     ------------
        Net Cash Used in Operating
Activities                                       (26,180)         (33,968)
                                             ------------     ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
Partnerships                                        9,008            4,176
  Redemption of Investment in Securities           32,065           33,294
                                             ------------     ------------
        Net Cash Provided by (Used in)
Investing Activities                               41,073           37,470
                                             ------------     ------------
Increase (Decrease) in Cash and Cash
Equivalents                                        14,893            3,502
Cash and Cash Equivalents at Beginning of
Year                                              138,561          135,519
                                             ------------     ------------
Cash and Cash Equivalents at  End of Year     $   153,454      $   139,021
                                             ============     ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:
                                (Unaudited)
SERIES 3                                         1997            1996
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net $ (206,849) $ (267,107) Cash Provided by (Used in) Operating
Activities:
    Amortization                                   (1,212)             957
    Accreted Interest Income on Investments
in Securities                                     (18,391)        (19,140)
    Equity in Losses of Project
Partnerships                                       168,705         222,177
    Interest Income from Redemption of
Securities                                          12,121           9,214
    Payment of Asset Management Fee               (41,266)        (39,504)
    Changes in Operating Assets and
Liabilities:
    Increase in Payable to General
Partners                                            47,777          45,778
                                              ------------    ------------
        Net Cash Used in Operating
Activities                                        (39,115)        (47,625)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
Partnerships                                        23,350          26,557
  Redemption of Investment in Securities            28,521          29,617
                                              ------------    ------------
        Net Cash Provided by (Used in)
Investing Activities                                51,871          56,174
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         12,756           8,549
Cash and Cash Equivalents at Beginning of
Year                                               109,925          97,988
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $   122,681     $   106,537
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:
                                (Unaudited)
SERIES 4                                         1997            1996
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net $ (327,611) $ (474,248) Cash Provided by (Used in) Operating
Activities:
    Amortization                                   (1,467)           2,541
    Accreted Interest Income on Investments
in Securities                                     (23,299)        (24,248)
    Equity in Losses of Project
Partnerships                                       282,595         425,830
    Interest Income from Redemption of
Securities                                          15,358          11,674
    Payment of Asset Management Fee               (43,594)        (42,702)
    Changes in Operating Assets and
Liabilities:
    Increase in Payable to General
Partners                                            58,730          56,193
                                              ------------    ------------
        Net Cash Used in Operating
Activities                                        (39,288)        (44,960)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
Partnerships                                        12,712          10,900
  Redemption of Investment in Securities            36,133          37,522
                                              ------------    ------------
        Net Cash Provided by (Used in)
Investing Activities                                48,845          48,422
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                          9,557           3,462
Cash and Cash Equivalents at Beginning of
Year                                               182,773         178,506
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $   192,330     $   181,968
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:
                                (Unaudited)
SERIES 5                                         1997            1996
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net $ (696,850) $ (646,677) Cash Provided by (Used in) Operating
Activities:
    Amortization                                     8,253           9,348
    Accreted Interest Income on Investments
in Securities                                     (29,040)        (30,222)
    Equity in Losses of Project
Partnerships                                       632,205         581,763
    Interest Income from Redemption of
Securities                                          19,140          14,550
    Payment of Asset Management Fee               (58,980)        (59,353)
    Changes in Operating Assets and
Liabilities:
    Increase in Payable to General
Partners                                            72,801          69,696
                                              ------------    ------------
        Net Cash Used in Operating
Activities                                        (52,471)        (60,895)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
Partnerships                                        14,170           7,878
  Redemption of Investment in Securities            45,035          46,767
                                              ------------    ------------
        Net Cash Provided by (Used in)
Investing Activities                                59,205          54,645
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                          6,734         (6,250)
Cash and Cash Equivalents at Beginning of
Year                                               259,006         257,549
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $   265,740     $   251,299
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:
                                (Unaudited)
SERIES 6                                         1997            1996
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net $ (691,109) $ (645,138) Cash Provided by (Used in) Operating
Activities:
    Amortization                                    16,536          16,992
    Accreted Interest Income on Investments
in Securities                                     (22,783)        (22,991)
    Equity in Losses of Project
Partnerships                                       606,786         562,683
    Interest Income from Redemption of
Securities                                               0               0
    Payment of Asset Management Fee               (58,089)        (52,484)
    Changes in Operating Assets and
Liabilities:
    Increase in Payable to General
Partners                                            80,540          77,289
                                              ------------    ------------
        Net Cash Used in Operating
Activities                                        (68,119)        (63,649)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
Partnerships                                        13,127          14,560
  Redemption of Investment in Securities                 0               0
                                              ------------    ------------
        Net Cash Provided by (Used in)
Investing Activities                                13,127          14,560
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                       (54,992)        (49,089)
Cash and Cash Equivalents at Beginning of
Year                                               396,736         388,991
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $   341,744     $   339,902
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996:
                                (Unaudited)
TOTAL SERIES 2 - 6                               1997            1996
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net $(2,245,256) $(2,482,829) Cash Provided by (Used in) Operating
Activities:
    Amortization                                    23,886          33,447
    Accreted Interest Income on Investments
in Securities                                    (114,189)       (118,119)
    Equity in Losses of Project
Partnerships                                     1,974,531       2,198,431
    Interest Income from Redemption of
Securities                                          60,247          45,797
    Payment of Asset Management Fee              (235,400)       (226,481)
    Changes in Operating Assets and
Liabilities:
    Increase in Payable to General
Partners                                           311,008         298,657
                                              ------------    ------------
        Net Cash Used in Operating
Activities                                       (225,173)       (251,097)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
Partnerships                                        72,367          64,071
  Redemption of Investment in Securities           141,754         147,200
                                              ------------    ------------
        Net Cash Provided by (Used in)
Investing Activities                               214,121         211,271
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                       (11,052)        (39,826)
Cash and Cash Equivalents at Beginning of
Year                                             1,087,001       1,058,553
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $ 1,075,949     $ 1,018,727
                                              ============    ============


              See accompanying notes to financial statements.

                        GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                              DECEMBER 31, 1997

NOTE 1 - ORGANIZATION:

  Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 1997, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

      1)Gateway's capital contribution,
      2)Acquisition fees paid to the General Partner for services rendered in selecting properties for acquisition, and
      3)Acquisition   expenses  including  legal  fees,  travel   and   other
      miscellaneous costs relating to acquiring properties.

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

      1)Increased for equity in income or decreased for equity in losses of the Project Partnerships,
      2)Decreased   for   cash  distributions  received  from   the   Project
      Partnerships,
      3)Decreased for the amortization of the acquisition fees and expenses,
      4)In certain Project Partnerships, where Gateway's investment was greater than Gateway's pro-rata share of the book value of the underlying assets, decreased for the amortization of the difference; and
      5)In certain Project Partnerships, where Gateway's investment was less than Gateway's pro-rata share of the book value of the underlying assets, increased for the accretion of the difference.

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


NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 1997 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $133,872 for Series 2, $119,076 for Series 3, $150,857 for Series 4, $188,024 for Series 5 and $137,242 for Series 6.
For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 2                 $   395,031        $   367,471         $    27,560
Series 3                     351,257            326,857              24,400
Series 4                     445,182            414,095              31,087
Series 5                     554,693            516,116              38,577
Series 6                     488,887            462,310              26,577


 As of December 31, 1997, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 2       Series 3       Series 4
                                  --------       --------       --------
Due with 1 year                    $   46,817     $   41,643     $   52,758
After 1 year through 5 years          172,457        153,397        194,339
After 5 years through 10 years        148,197        131,817        166,998
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  367,471     $  326,857     $  414,095
                                   ==========     ==========     ==========


                                  Series 5       Series 6        Total
                                  --------       --------       --------
Due with 1 year                    $   65,755     $   47,825     $  254,798
After 1 year through 5 years          242,218        191,056        953,467
After 5 years through 10 years        208,143        223,429        878,584
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  516,116     $  462,310     $2,086,849
                                   ==========     ==========     ==========


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

  For the nine months ended December 31, 1997 and 1996 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:


  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of
Gateway's  interest in the projects owned by the Project  Partnerships.   The
asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.
                            1997           1996
                            ----          ------
 Series 2              $  51,666       $  51,750
 Series 3                 47,844          47,946
 Series 4                 58,704          58,788
 Series 5                 72,633          72,759
 Series 6                 80,553          80,748
                       ---------       ---------
 Total                 $ 311,400       $ 311,991
                       =========       =========

  General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

 Series 2              $   6,238        $  5,006
 Series 3                  6,522           5,235
 Series 4                  8,223           6,599
 Series 5                 10,208           8,192
 Series 6                 10,775           8,647
                       ---------        --------
 Total                 $  41,966        $ 33,679
                       =========        ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 1997, the Partnership had acquired an interest in 22 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 2                                      DECEMBER 31,     MARCH 31,
                                                  1997            1997
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,524,678    $  4,524,678

Accumulated accretion/(amortization) of the
excess of the book value of the underlying
assets of Project Partnerships over the
purchase price (1)                                   44,174          39,734

Cumulative equity in losses of Project
Partnerships (2)                                (4,306,611)     (4,022,371)

Cumulative distributions received from
Project Partnerships                               (60,629)        (51,621)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      390,838         390,838
 Accumulated amortization of acquisition
fees and expenses                                  (72,591)        (66,375)
                                               ------------    ------------

Investments in Project Partnerships            $    519,859    $    814,883
                                               ============    ============


 (1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1997 and March 31, 1997 these excess costs were $205,718.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $289,555 for the period ended December 31, 1997 and cumulative suspended losses of $145,935 for the year ended March 31, 1997 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 3                                      DECEMBER 31,     MARCH 31,
                                                  1997            1997
                                             --------------    ---------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  3,888,713    $  3,888,713

Accumulated accretion/(amortization) of the
excess of the book value of the underlying
assets of Project Partnerships over the
purchase price (1)                                   48,029          41,993

Cumulative equity in losses of Project
Partnerships (2)                                (3,792,318)     (3,623,613)

Cumulative distributions received from
Project Partnerships                              (167,327)       (143,977)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      491,746         491,746
 Accumulated amortization of acquisition
fees and expenses                                  (75,497)        (70,673)
                                               ------------    ------------

Investments in Project Partnerships            $    393,346    $    584,189
                                               ============    ============


 (1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1997 and March 31, 1997 these excess costs were $213,147.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $891,324 for the period ended December 31, 1997 and cumulative suspended losses of $569,390 for the year ended March 31, 1997 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 4                                      DECEMBER 31,     MARCH 31,
                                                  1997            1997
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,952,519    $  4,952,519

Accumulated accretion/(amortization) of the
excess of the book value of the underlying
assets of Project Partnerships over the
purchase price (1)                                   85,306          74,647

Cumulative equity in losses of Project
Partnerships (2)                                (4,285,976)     (4,003,381)

Cumulative distributions received from
Project Partnerships                               (88,963)        (76,251)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      562,967         562,967
 Accumulated amortization of acquisition
fees and expenses                                  (96,374)        (87,182)
                                               ------------    ------------

Investments in Project Partnerships            $  1,129,479    $  1,423,319
                                               ============    ============


 (1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1997 and March 31, 1997 these excess costs were $411,863.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $281,053 for the period ended December 31, 1997 and cumulative suspended losses of $106,365 for the year ended March 31, 1997 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 5                                      DECEMBER 31,     MARCH 31,
                                                  1997            1997
                                             --------------    ---------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  6,164,472    $  6,164,472

Accumulated accretion/(amortization) of the
excess of the book value of the underlying
assets of Project Partnerships over the
purchase price (1)                                   37,751          33,149

Cumulative equity in losses of Project
Partnerships (2)                                (5,010,833)     (4,378,628)

Cumulative distributions received from
Project Partnerships                              (119,305)       (105,135)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      650,837         650,837
 Accumulated amortization of acquisition
fees and expenses                                 (108,918)        (96,063)
                                               ------------    ------------

Investments in Project Partnerships            $  1,614,004    $  2,268,632
                                               ============    ============


 (1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1997 and March 31, 1997 these excess costs were $214,636.
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $145,653 for the period ended December 31, 1997 and cumulative suspended losses of $254010 for the year ended March 31, 1997 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 6                                      DECEMBER 31,     MARCH 31,
                                                  1997            1997
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  7,462,215    $  7,462,215

Accumulated accretion/(amortization) of the
excess of the book value of the underlying
assets of Project Partnerships over the
purchase price (1)                                  (3,296)         (2,849)

Cumulative equity in losses of Project
Partnerships (2)                                (4,739,682)     (4,132,896)

Cumulative distributions received from
Project Partnerships                              (106,299)        (93,172)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      785,179         785,179
 Accumulated amortization of acquisition
fees and expenses                                 (122,040)       (105,951)
                                               ------------    ------------

Investments in Project Partnerships            $  3,276,077    $  3,912,526
                                               ============    ============


 (1) Includes amounts representing accumulated accretion or (amortization) of the difference between the book value of the underlying assets of the Project Partnerships over or under the purchase price. At December 31, 1997 and March 31, 1997 these excess costs were ($20,841).
(2) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $138,446 for the period ended December 31, 1997 and cumulative suspended losses of $89,395 for the year ended March 31, 1997 are not included.

  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6                            DECEMBER 31,     MARCH 31,
                                                  1997            1997
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 26,992,597    $ 26,992,597

Accumulated accretion/(amortization) of the
excess of the book value of the underlying
assets of Project Partnerships over the
purchase price (1)                                  211,964         186,674

Cumulative equity in losses of Project
Partnerships (2)                               (22,135,420)    (20,160,889)

Cumulative distributions received from
Project Partnerships                              (542,523)       (470,156)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,881,567       2,881,567
 Accumulated amortization of acquisition
fees and expenses                                 (475,420)       (426,244)
                                               ------------    ------------

Investments in Project Partnerships            $  6,932,765    $  9,003,549
                                               ============    ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                    SEPTEMBER 30,
                                                 1997          1996
SERIES 2                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $ 1,752,764     $ 1,660,264
  Investment properties, net                   21,936,092      22,743,234
  Other assets                                      8,642           1,693
                                              -----------     -----------
    Total assets                              $23,697,498     $24,405,191
                                              ===========     ===========
Liabilities and Partners' Equity:
  Current liabilities                             458,696         470,102
  Long-term debt                               23,253,785      23,298,841
                                              -----------     -----------
    Total liabilities                          23,712,481      23,768,943
                                              -----------     -----------
Partners' equity
  Limited Partner                                (87,345)         554,832
  General Partners                                 72,362          81,416
                                              -----------     -----------
    Total Partners' equity                       (14,983)         636,248
                                              -----------     -----------
    Total liabilities and partners'
equity                                        $23,697,498     $24,405,191
                                              ===========     ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $ 1,995,370     $ 1,968,616
Expenses:
  Operating expenses                            1,117,137       1,031,540
  Interest expense                                605,728         661,270
  Depreciation and amortization                   704,687         718,588
                                              -----------     -----------
    Total expenses                              2,427,552       2,411,398

      Net loss                                  (432,182)       (442,782)
                                              ===========     ===========
Other partners' share of net loss                 (4,322)         (4,428)

Partnerships' share of net loss                 (427,860)       (438,354)
Suspended losses                                  143,620          32,376
                                              -----------     -----------
Equity in Losses of Project Partnerships      $ (284,240)     $ (405,978)
                                              ===========     ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                   SEPTEMBER 30,
                                                1997            1996
SERIES 3                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,116,428    $ 2,049,208
  Investment properties, net                    19,160,883     20,004,029
  Other assets                                     232,910        233,196
                                               -----------    -----------
    Total assets                               $21,510,221    $22,286,433
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              541,980        523,579
  Long-term debt                                21,822,011     21,840,016
                                               -----------    -----------
    Total liabilities                           22,363,991     22,363,595
                                               -----------    -----------
Partners' equity
  Limited Partner                              (1,178,658)      (425,639)
  General Partners                                 324,888        348,477
                                               -----------    -----------
    Total Partners' equity                       (853,770)       (77,162)
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $21,510,221    $22,286,433
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,853,684    $ 1,871,589
Expenses:
  Operating expenses                             1,199,461      1,145,127
  Interest expense                                 458,779        446,640
  Depreciation and amortization                    691,039        683,936
                                               -----------    -----------
    Total expenses                               2,349,279      2,275,703

      Net loss                                   (495,595)      (404,114)
                                               ===========    ===========
Other partners' share of net loss                  (4,956)        (4,041)

Partnerships' share of net loss                  (490,639)      (400,073)
Suspended losses                                   321,934        177,896
                                               -----------    -----------
Equity in Losses of Project Partnerships       $ (168,705)    $ (222,177)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                   SEPTEMBER 30,
                                                1997            1996
SERIES 4                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,154,311    $ 2,010,040
  Investment properties, net                    25,633,123     26,528,213
  Other assets                                      20,577         21,726
                                               -----------    -----------
    Total assets                               $27,808,011    $28,559,979
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              608,600        575,577
  Long-term debt                                26,606,712     26,618,948
                                               -----------    -----------
    Total liabilities                           27,215,312     27,194,525
                                               -----------    -----------
Partners' equity
  Limited Partner                                  344,261      1,095,809
  General Partners                                 248,438        269,645
                                               -----------    -----------
    Total Partners' equity                         592,699      1,365,454
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $27,808,011    $28,559,979
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 2,365,056    $ 2,372,440
Expenses:
  Operating expenses                             1,340,745      1,341,690
  Interest expense                                 703,241        693,611
  Depreciation and amortization                    782,972        792,581
                                               -----------    -----------
    Total expenses                               2,826,958      2,827,882

      Net loss                                   (461,902)      (455,442)
                                               ===========    ===========
Other partners' share of net loss                  (4,619)        (4,554)

Partnerships' share of net loss                  (457,283)      (450,888)
Suspended losses                                   174,688         25,058
                                               -----------    -----------
Equity in Losses of Project Partnerships       $ (282,595)    $ (425,830)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                   SEPTEMBER 30,
                                                1997            1996
SERIES 5                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,844,732    $ 2,595,853
  Investment properties, net                    31,976,080     33,271,847
  Other assets                                       4,454          1,148
                                               -----------    -----------
    Total assets                               $34,825,266    $35,868,848
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              892,807        799,455
  Long-term debt                                32,895,228     32,935,732
                                               -----------    -----------
    Total liabilities                           33,788,035     33,735,187
                                               -----------    -----------
Partners' equity
  Limited Partner                                1,065,779      2,149,527
  General Partners                                (28,548)       (15,866)
                                               -----------    -----------
    Total Partners' equity                       1,037,231      2,133,661
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $34,825,266    $35,868,848
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 2,690,933    $ 2,648,282
Expenses:
  Operating expenses                             1,715,822      1,534,029
  Interest expense                                 655,325        663,006
  Depreciation and amortization                  1,031,401      1,038,886
                                               -----------    -----------
    Total expenses                               3,402,548      3,235,921

      Net loss                                   (711,615)      (587,639)
                                               ===========    ===========
Other partners' share of net loss                  (7,116)        (5,876)

Partnerships' share of net loss                  (704,499)      (581,763)
Suspended losses                                    72,294              0
                                               -----------    -----------
Equity in Losses of Project Partnerships       $ (632,205)    $ (581,763)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                   SEPTEMBER 30,
                                                1997            1996
SERIES 6                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 3,052,657    $ 2,777,491
  Investment properties, net                    36,071,857     37,340,541
  Other assets                                      14,004         21,153
                                               -----------    -----------
    Total assets                               $39,138,518    $40,139,185
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              925,682        912,481
  Long-term debt                                35,817,153     35,835,035
                                               -----------    -----------
    Total liabilities                           36,742,835     36,747,516
                                               -----------    -----------
Partners' equity
  Limited Partner                                2,527,314      3,508,456
  General Partners                               (131,631)      (116,787)
                                               -----------    -----------
    Total Partners' equity                       2,395,683      3,391,669
                                               -----------    -----------
    Total liabilities and partners'            $39,138,518    $40,139,185
equity                                         ===========    ===========

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 2,978,066    $ 3,087,264
Expenses:
  Operating expenses                             1,662,399      1,619,403
  Interest expense                                 875,240        907,245
  Depreciation and amortization                  1,102,889      1,154,954
                                               -----------    -----------
    Total expenses                               3,640,528      3,681,602

      Net loss                                   (662,462)      (594,338)
                                               ===========    ===========
Other partners' share of net loss                  (6,625)        (5,943)

Partnerships' share of net loss                  (655,837)      (588,395)
Suspended losses                                    49,051         25,712
                                               -----------    -----------
Equity in Losses of Project Partnerships       $ (606,786)    $ (562,683)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30 of each year:
                                                SEPTEMBER 30,
                                            1997               1996
TOTAL SERIES 2- 6                           ----               ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                            $ 11,920,892     $ 11,092,856
  Investment properties, net                 134,778,035      139,887,864
  Other assets                                   280,587          278,916
                                             -----------      -----------
    Total assets                            $146,979,514     $151,259,636
                                             ===========      ===========
Liabilities and Partners' Equity:
  Current liabilities                          3,427,765        3,281,194
  Long-term debt                             140,394,889      140,528,572
                                             -----------      -----------
    Total liabilities                        143,822,654      143,809,766
                                             -----------      -----------
Partners' equity
  Limited Partner                              2,671,350        6,882,985
  General Partners                               485,510          566,885
                                             -----------      -----------
    Total Partners' equity                     3,156,860        7,449,870
                                             -----------      -----------
    Total liabilities and partners'
equity                                      $146,979,514     $151,259,636
                                             ===========      ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                      $11,883,109      $11,948,191
Expenses:
  Operating expenses                           7,035,564        6,671,789
  Interest expense                             3,298,313        3,371,772
  Depreciation and amortization                4,312,988        4,388,945
                                             -----------      -----------
    Total expenses                            14,646,865       14,432,506

      Net loss                               (2,763,756)      (2,484,315)
                                             ===========      ===========
Other partners' share of net loss               (27,638)         (24,842)

Partnerships' share of net loss              (2,736,118)      (2,459,473)
Suspended losses                                 761,587          261,042
                                             -----------      -----------
Equity in Losses of Project
Partnerships                                $(1,974,531)     $(2,198,431)
                                             ===========      ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   Operations  commenced on September 14, 1990, with the first  admission  of
Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the nine and three months ended December 31, 1997 and December 31, 1996. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the nine and three months ended December 31, 1997 are comparable for the same periods ended December 31, 1996. There were no unusual variations in the operating results between these two periods.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 1997 decreased from $405,978 for the nine months ended December 31, 1996 to $284,240 as a result of not including losses of $143,620 in 1997 as compared to $32,376 in 1996, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At December 31, 1997, the Series had $153,454 of short-term investments (Cash and Cash Equivalents). It also had $367,471 in Zero Coupon Treasuries with annual maturities providing $47,508 in fiscal year 1999 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $322,837 for the nine months ended December 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $284,240 and the changes in operating assets and liabilities, net cash used in operating activities was $26,180, primarily due to the payment of the Asset Management Fee of $33,471. Cash provided by investing activities totaled $41,073, consisting of $9,008 in cash distributions from the Project Partnerships and $32,065 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 1997 decreased from $222,177 for the nine months ended December 31, 1996 to $168,705 as a result of not including losses of $321,934 in 1997 as compared to $177,896 in 1996, as these losses would reduce the investment in certain Project Partnerships below zero.

At December 31, 1997, the Series had $122,681 of short-term investments (Cash and Cash Equivalents). It also had $326,857 in Zero Coupon Treasuries with annual maturities providing $42,244 in fiscal year 1999 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $206,849 for the nine months ended December 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $168,705 and the changes in operating assets and liabilities, net cash used in operating activities was $39,115, primarily due to the Payment of the Asset Management Fee of $41,266. Cash provided by investing activities totaled $51,871, consisting of $23,350 in cash distributions from the Project Partnerships and $28,521 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 1997 decreased from $425,830 for the nine months ended December 31, 1996 to $282,595 as a result of not including losses of $174,688 in 1997 as compared to $25,058 in 1996, as these losses would reduce the investment in certain Project Partnerships below zero.

  At December 31, 1997, the Series had $192,330 of short-term investments (Cash and Cash Equivalents). It also had $414,095 in Zero Coupon Treasuries with annual maturities providing $53,539 in fiscal year 1999 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $327,611 for the nine months ended December 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $282,595 and the changes in operating assets and liabilities, net cash used in operating activities was $39,288, primarily due to the payment of the Asset Management Fee of $43,594. Cash provided by investing activities totaled $48,845, consisting of $12,712 in cash distributions from the Project Partnerships and $36,133 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 1997 increased from $581,763 for the nine months ended December 31, 1996 to $632,205.

  At December 31, 1997, the Series had $265,740 of short-term investments (Cash and Cash Equivalents). It also had $516,116 in Zero Coupon Treasuries with annual maturities providing $66,709 in fiscal year 1999 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $696,850 for the nine months ended December 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $632,205 and the changes in operating assets and liabilities, net cash used in operating activities was $52,471, primarily due to the payment of the Asset Management Fee of $58,980. Cash provided by investing activities totaled $59,205, consisting of $14,170 in cash distributions from the Project Partnerships and $45,035 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.


  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships were comparable for the nine months ended December 31, 1997 and December 31, 1996.

  At December 31, 1997, the Series had $341,744 of short-term investments (Cash and Cash Equivalents). It also had $462,310 in Zero Coupon Treasuries with annual maturities providing $48,000 in fiscal year 1999 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $691,109 for the nine months ended December 31, 1997. However, after adjusting for Equity in Losses of Project Partnerships of $606,786 and the changes in operating assets and liabilities, net cash used in operating activities was $68,119, primarily due to the payment of the Asset Management Fee of $58,089. Cash provided by investing activities totaled $13,127, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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


                           GATEWAY TAX CREDIT FUND II LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.






Date:  February 11, 1998   By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:  February 11, 1998   By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer