Form 10-K
period 1998-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 1998-07-14
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRES)

For the fiscal year ended             March 31, 1998

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

                                          Number of Units
  Title of Each Class                     March 31, 1998
Beneficial Assignee Certificates               2,256
General Partner Interest                          2

            DOCUMENTS INCORPORATED BY REFERENCE

Parts III and IV - Form S-11 Registration Statement and all amendments and supplements thereto.
               File No. 33-31821

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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project
Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 1998, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Assignees.

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5,
and 6, respectively had been issued as of March 31, 1998. Each series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each series were used to acquire Project Partnerships which are specifically allocated to such series. Income or loss and all tax items from the Project Partnerships acquired by each series are specifically allocated among the Assignees of such series.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners. Profit or loss and cash distributions from sales of property will be allocated as described in the Limited Partnership Agreement.

  As of March 31, 1998, Gateway had invested in 22 Project Partnerships for Series 2, 23 Project Partnerships for Series 3, 29 Project Partnerships for Series 4, 36 Project Partnerships for Series 5 and 38 Project Partnerships for Series 6. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. As of March 31, 1998 each series was fully invested in Project Partnerships and management plans no new investments in the future.

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

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 1998 the investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway  owns  a  majority interest in properties  through  its  limited
partnership  investments  in  Project  Partnerships.   The  largest  single
investment in a Project Partnership in Series 2 is 12.9% of the Series' total assets, Series 3 is 11.3%, Series 4 is 6.9%, Series 5 is 11.7% and
Series   6  is  11.6%.   The  following  table  provides  certain   summary
information regarding the Project Partnerships in which Gateway had an interest as of December 31, 1997:
SERIES 2
                                                                      OCCU-
                    LOCATION OF      # OF   DATE        PROPERTY      PANCY
PARTNERSHIP         PROPERTY         UNIT   ACQUIRED      COST         RATE
-----------         -----------      -----  -------      --------      -----

Claxton Elderly     Claxton, GA          24     9/90     $  799,538  100%
Deerfield II        Douglas, GA          24     9/90        854,562   83%
Hartwell Family     Hartwell, GA         24     9/90        859,698   96%
Cherrytree Apts.    Albion, PA           33     9/90      1,439,636   94%
Springwood Apts.    Westfield, NY        32     9/90      1,510,355  100%
Lakeshore Apts.     Tuskegee, AL         34     9/90      1,267,543   94%
Lewiston            Lewiston, NY         25    10/90      1,233,935  100%
Charleston          Charleston, AR       32     9/90      1,076,098   97%
Sallisaw II         Sallisaw, OK         47     9/90      1,517,589   96%
Pocola              Pocola, OK           36    10/90      1,245,870   89%
Inverness Club      Inverness, FL        72     9/90      3,496,824   90%
Pearson Elderly     Pearson, GA          25     9/90        781,460   92%
Richland Elderly    Richland, GA         33     9/90      1,057,871   91%
Lake Park           Lake Park, GA        48     9/90      1,794,542   96%
Woodland Terrace    Waynesboro, GA       30     9/90      1,080,083   93%
Mt. Vernon Elderly  Mt. Vernon, GA       21     9/90        700,935   95%
Lakeland Elderly    Lakeland, GA         29     9/90        955,815  100%
Prairie Apartments  Eagle Butte, SD      21    10/90      1,253,358  100%
Sylacauga Heritage  Sylacauga, AL        44    12/90      1,750,941   98%
Manchester Housing  Manchester, GA       49     1/91      1,779,793   90%
Durango C.W.W.      Durango, CO          24     1/91      1,287,618  100%
Columbus Seniors    Columbus, KS         16     5/92        509,315   94%
                                                        -----------
                                        723             $28,253,379
                                       ====             ===========

The aggregate average effective rental per unit is $3,258 per year ($272 per month).

Inverness Club Ltd.'s fixed asset total is 12.3% of the Series 2 total Project Partnership fixed assets. Inverness Club was placed in service in October 1991, is located on Florida's West Coast and operates as a low-income 72 unit apartment facility for the elderly. It also offers an optional congregate services package to all tenants. The property competes for tenants with six other apartment properties in the area. The market study estimated a demand for 100 elderly units.

Inverness Club's occupancy rate was 90% and its average effective annual rental per unit was $4,506 ($375 per month) on December 31, 1997. The land cost was $205,500 and the building cost was $3,291,324. The building is depreciated using the straight line method over 27.5 years. Management believes the property insurance coverage is adequate. For the year ended December 31, 1997 the real estate taxes were $69,705.

SERIES 3
                                                                     OCCU-
                    LOCATION OF      # OF   DATE      PROPERTY       PANCY
PARTNERSHIP         PROPERTY         UNIT   ACQUIRED    COST         RATE
-----------         -----------      -----  --------  --------       -----

Poteau II           Poteau, OK           52     8/90   $  1,789,148   98%
Sallisaw            Sallisaw, OK         52     8/90      1,744,103   98%
Nowata Properties   Oolagah, OK          32     8/90      1,148,484   94%
Waldron Properties  Waldron, AR          24     9/90        860,273   92%
Roland II           Roland, OK           52    10/90      1,804,010   96%
Stilwell            Stilwell, OK         48    10/90      1,597,701   96%
Birchwood Apts.     Pierre, SD           24     9/90      1,024,326   92%
Hornellsville       Arkport, NY          24     9/90      1,097,600  100%
Sunchase II         Watertown, SD        41     9/90      1,327,524   95%
CE McKinley II      Rising Sun, MD       16     9/90        792,528   94%
Weston Apartments   Weston, AL           10    11/90        339,949   90%
Countrywood Apts.   Centreville, AL      40    11/90      1,519,764   98%
Wildwood Apts.      Pineville, LA        28    11/90      1,084,325   89%
Hancock             Hawesville, KY       12    12/90        440,425  100%
Hopkins             Madisonville, KY     24    12/90        927,256  100%
Elkhart Apts.       Elkhart, TX          54     1/91      1,527,684   83%
Bryan Senior        Bryan, OH            40     1/91      1,185,879   97%
Brubaker Square     New Carlisle, OH     38     1/91      1,452,506   95%
Southwood           Savannah, TN         44     1/91      1,792,293   89%
Villa Allegra       Celina, OH           32     1/91      1,133,557   97%
Belmont Senior      Cynthiana, KY        24     1/91        935,143   96%
Heritage Villas     Helena, GA           25     3/91        823,974   92%
Logansport Seniors  Logansport, LA       32     3/91      1,086,394  100%

                                        768              27,434,846
                                        ===             ===========

The average effective rental per unit is $2,963 per year ($247 per month).

SERIES 4
                                                                     OCCU-
                    LOCATION OF         # OF    DATE      PROPERTY   PANCY
PARTNERSHIP         PROPERTY            UNIT   ACQUIRED     COST     RATE
-----------         -----------         ----   --------   --------   ------

Alsace              Soda Springs, ID       24    12/90    $  800,927  100%
Seneca Apartments   Seneca, MO             24     2/91       719,101   92%
Eudora Senior       Eudora, KS             36     3/91     1,257,482   97%
Westville           Westville, OK          36     3/91     1,101,686  100%
Wellsville Senior   Wellsville, KS         24     3/91       810,970   88%
Stilwell II         Stilwell, OK           52     3/91     1,657,974   98%
Spring Hill Sr.     Spring Hill, KS        24     3/91     1,036,369   96%
Smithfield          Smithfield, UT         40     4/91     1,841,135  100%
Tarpon Heights      Galliano, LA           48     4/91     1,493,434  100%
Oaks Apartments     Oakdale, LA            32     4/91     1,032,509  100%
Wynnwood Common     Fairchance, PA         34     4/91     1,665,785  100%
Chestnut            Howard, SD             24     5/91     1,052,385   42%
Apts -St. George    St. George, SC         24     6/91       940,861  100%
Williston           Williston, SC          24     6/91     1,002,600  100%
Brackettville Sr.   Brackettville, TX      32     6/91       991,966  100%
Sonora Seniors      Sonora, TX             32     6/91     1,013,315  100%
Ozona Seniors       Ozona, TX              24     6/91       759,843  100%
Fredericksburg Sr.  Fredericksburg, TX     48     6/91     1,402,563  100%
St. Joseph          St. Joseph, IL         24     6/91       976,046   96%
Courtyard           Huron, SD              21     6/91       845,366  100%
Rural Development   Ashland, ME            25     6/91     1,422,482   96%
Jasper Villas       Jasper, AR             25     6/91     1,101,517   96%
Edmonton Senior     Edmonton, KY           24     6/91       906,714   96%
Jonesville Manor    Jonesville, VA         40     6/91     1,717,313  100%
Norton Green        Norton, VA             40     6/91     1,694,371  100%
Owingsville Senior  Owingsville, KY        22     8/91       848,044  100%
Timpson Seniors     Timpson, TX            28     8/91       815,916  100%
Piedmont            Barnesville, GA        36     8/91     1,289,047   92%
S.F. Arkansas City  Arkansas City, KS      12     8/91       412,028   92%

                                          879             32,609,749
                                         ====             ==========



The average effective rental per unit is $3,158 per year ($263 per month).

SERIES 5
                                                                     OCCU-
                    LOCATION OF         #  OF   DATE     PROPERTY    PANCY
PARTNERSHIP         PROPERTY            UNIT   ACQUIRED    COST      RATE
-----------         -----------         ----   --------  --------    -----

Seymour             Seymour, IN            37     8/91  $ 1,517,995    95%
Effingham           Effingham, IL          24     8/91      980,617   100%
S.F. Winfield       Winfield, KS           12     8/91      400,920   100%
S.F.Medicine Lodge  Medicine Lodge,KS      16     8/91      564,559    88%
S.F. Ottawa         Ottawa, KS             24     8/91      707,449   100%
S.F. Concordia      Concordia, KS          20     8/91      686,962   100%
Highland View       Elgin, OR              24     9/91      877,808   100%
Carrollton Club     Carrollton, GA         78     9/91    3,217,901    96%
Scarlett Oaks       Lexington, SC          40     9/91    1,674,646   100%
Brooks Hill         Ellijay, GA            44     9/91    1,748,738    95%
Greensboro          Greensboro, GA         24     9/91      866,259    96%
Greensboro II       Greensboro, GA         33     9/91    1,093,149   100%
Pine Terrace        Wrightsville, GA       25     9/91      885,185    92%
Shellman            Shellman, GA           27     9/91      905,064   100%
Blackshear          Cordele, GA            46     9/91    1,592,318    98%
Crisp Properties    Cordele, GA            31     9/91    1,124,037    97%
Crawford            Crawford, GA           25     9/91      907,712    88%
Yorkshire           Wagoner, OK            60     9/91    2,540,966    98%
Woodcrest           South Boston, VA       40     9/91    1,574,776    93%
Fox Ridge           Russellville, AL       24     9/91      889,941   100%
Redmont II          Red Bay, AL            24     9/91      840,596    96%
Clayton             Clayton, OK            24     9/91      871,530    96%
Alma                Alma, AR               24     9/91      957,710    96%
Pemberton Village   Hiawatha, KS           24     9/91      766,979   100%
Magic Circle        Eureka, KS             24     9/91      776,127   100%
Spring Hill         Spring Hill, KS        36     9/91    1,449,378    83%
Menard Retirement   Menard, TX             24     9/91      761,873    96%
Wallis Housing      Wallis, TX             24     9/91      574,824    96%
Zapata Housing      Zapata, TX             40     9/91    1,238,405    93%
Mill Creek          Grove, OK              60    11/91    1,741,669    98%
Portland II         Portland, IN           20    11/91      721,098   100%
Georgetown          Georgetown, OH         24    11/91      895,370   100%
Cloverdale          Cloverdale, IN         24     1/92      939,030    96%
So. Timber Ridge    Chandler, TX           44     1/92    1,280,424   100%
Pineville           Pineville, MO          12     5/92      390,330    83%
Ravenwood           Americus, GA           24     1/94      887,896   100%

                                         1106            39,850,241
                                         ===            ===========




The average effective rental per unit is $3,093 per year ($258 per month).

SERIES 6
                                                                    OCCU-
                    LOCATION OF         # OF   DATE     PROPERTY    PANCY
PARTNERSHIP         PROPERTY            UNIT   ACQUIRED     COST    RATE
-----------         -----------         -----  --------   --------  ----

Spruce              Pierre, SD              24    11/91  $ 1,104,499   96%
Shannon             O'Neill, NE             16    11/91      646,813  100%
Carthage            Carthage, MO            24     1/92      696,667   96%
Mountain Crest      Enterprise, OR          39     3/92    1,231,378  100%
Coal City           Coal City, IL           24     3/92    1,198,636   96%
Blacksburg Terrace  Blacksburg, SC          32     4/92    1,323,070  100%
Frazer Place        Smyrna, DE              30     4/92    1,673,104   97%
Ehrhardt            Ehrhardt, SC            16     4/92      685,776  100%
Sinton              Sinton, TX              32     4/92    1,039,306  100%
Frankston           Frankston, TX           24     4/92      674,981  100%
Flagler Beach       Flagler Beach, FL       43     5/92    1,653,116   96%
Oak Ridge           Williamsburg, KY        24     5/92    1,037,966   83%
Monett              Monett, MO              32     5/92      957,761  100%
Arma                Arma, KS                28     5/92      866,953  100%
Southwest City      Southwest City, MO      12     5/92      386,336  100%
Meadowcrest         Luverne, AL             32     6/92    1,203,738  100%
Parsons             Parsons, KS             48     7/92    1,532,968  100%
Newport Village     Newport, TN             40     7/92    1,613,724  100%
Goodwater Falls     Jenkins, KY             36     7/92    1,393,363  100%
Northfield Station  Corbin, KY              24     7/92    1,022,561   63%
Pleasant Hill       Somerset, KY            24     7/92      954,810   96%
Winter Park         Mitchell, SD            24     7/92    1,244,473   96%
Cornell             Watertown, SD           24     7/92    1,073,025   96%
Heritage Drive So.  Jacksonville, TX        40     1/92    1,198,589  100%
Brodhead            Brodhead, KY            24     7/92      954,068   88%
Mt. Village         Mt. Vernon, KY          24     7/92      939,596  100%
Hazlehurst          Hazlehurst, MS          32     8/92    1,181,404  100%
Sunrise             Yankton, SD             33     8/92    1,362,501  100%
Stony Creek         Hooversville, PA        32     8/92    1,650,995   91%
Logan Place         Logan, OH               40     9/92    1,518,626   98%
Haines              Haines, AK              32     8/92    3,030,343   88%
Maple Wood          Barbourville, KY        24     8/92    1,007,744  100%
Summerhill          Gassville, AR           28     9/92      841,241  100%
Dorchester          St. George, SC          12     9/92      562,272  100%
Lancaster           Mountain View, AR       33     9/92    1,381,329  100%
Autumn Village      Harrison, AR            16     7/92      615,604  100%
Hardy               Hardy, AR               24     7/92      931,560   96%
Dawson              Dawson, GA              40    11/93    1,474,973   95%

                                          1086            43,865,869
                                          ====           ===========

The average effective rental per unit is $3,333 per year ($278 per month).

A summary of the cost of the properties at December 31, 1997, 1996 and 1995 is as follows:
                                 12/31/97
                         SERIES 2           SERIES 3         SERIES 4
Land                            $ 1,012,180     $   985,546     $ 1,188,112
Land Improvements                   118,113         242,943         123,230
Buildings                        26,235,180      25,126,561      29,953,004
Furniture and Fixtures              887,906       1,079,796       1,345,403
Construction in Progress                  0               0           9,011
                                -----------     -----------     -----------
Properties, at Cost              28,253,379      27,434,846      32,618,760
Less: Accum.Depreciation          6,581,790       8,538,755       7,324,765
                                -----------     -----------     -----------
Properties, Net                 $21,671,589     $18,896,091     $25,293,995
                                ===========     ===========     ===========

                         SERIES 5           SERIES 6         TOTAL
Land                            $ 1,461,156     $ 1,779,755    $  6,426,749
Land Improvements                    71,317         478,286       1,033,889
Buildings                        36,827,233      39,721,640     157,863,618
Furniture and Fixtures            1,490,535       1,886,188       6,689,828
Construction in Progress                  0               0           9,011
                                -----------     -----------     -----------
Properties, at Cost              39,850,241      43,865,869     172,023,095
Less: Accum.Depreciation          8,170,490       8,136,483      38,752,283
                                -----------     -----------    ------------
Properties, Net                 $31,679,751     $35,729,386    $133,270,812
                                ===========     ===========    ============

                                 12/31/96
                         SERIES 2           SERIES 3         SERIES 4
Land                            $ 1,012,180      $  985,546     $ 1,188,112
Land Improvements                   110,157         370,083         120,607
Buildings                        26,256,812      24,975,936      29,950,050
Furniture and Fixtures              819,983       1,084,398       1,305,988
Construction in Progress                  0               0               0
                                -----------     -----------     -----------
Properties, at Cost              28,199,132      27,415,963      32,564,757
Less: Accum.Depreciation          5,649,101       7,624,569       6,264,280
                                -----------     -----------     -----------
Properties, Net                 $22,550,031     $19,791,394     $26,300,477
                                ===========     ===========     ===========

                         SERIES 5           SERIES 6         TOTAL
Land                            $ 1,461,156     $ 1,779,755    $  6,426,749
Land Improvements                    71,068         449,010       1,120,925
Buildings                        36,811,454      39,702,357     157,696,609
Furniture and Fixtures            1,468,845       1,821,854       6,501,068
Construction in Progress                  0               0               0
                                -----------     -----------    ------------
Properties, at Cost              39,812,523      43,752,976     171,745,351
Less: Accum.Depreciation          6,839,405       6,668,399      33,045,754
                                -----------     -----------    ------------
Properties, Net                 $32,973,118     $37,084,577    $138,699,597
                                ===========     ===========     ===========

                                 12/31/95
                         SERIES 2           SERIES 3         SERIES 4
Land                            $ 1,012,180     $   985,546     $ 1,188,112
Land Improvements                   110,157         368,152         119,812
Buildings                        26,169,333      24,933,711      29,938,890
Furniture and Fixtures              860,825       1,077,495       1,257,453
Construction in Progress                  0               0               0
                                -----------     -----------     -----------
Properties, at Cost              28,152,495      27,364,904      32,504,267
Less: Accum.Depreciation          4,712,310       6,707,453       5,226,315
                                -----------     -----------     -----------
Properties, Net                 $23,440,185     $20,657,451     $27,277,952
                                ===========     ===========     ===========

                         SERIES 5           SERIES 6         TOTAL
Land                            $ 1,460,628     $ 1,779,755    $  6,426,221
Land Improvements                    71,068         443,074       1,112,263
Buildings                        36,787,328      39,683,190     157,512,452
Furniture and Fixtures            1,458,530       1,774,248       6,428,551
Construction in Progress                  0               0               0
                                -----------     -----------    ------------
Properties, at Cost              39,777,554      43,680,267     171,479,487
Less: Accum.Depreciation          5,473,574       5,205,351      27,325,003
                                -----------     -----------    ------------
Properties, Net                 $34,303,980     $38,474,916    $144,154,484
                                ===========     ===========    ============

Item 3.  Legal Proceedings

  Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 1998, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

(b)  Approximate Number of Equity Security Holders:


Title of Class                     Number of Holders
                                   as of March 31, 1998
Beneficial Assignee Certificates        2,256
General Partner Interest                   2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 2         1998        1997        1996       1995         1994
                 ----        ----        ----       ----         ----
Total
Revenues        $  41,272   $  36,217  $  36,532  $   34,922    $  34,150

Net Loss         (337,693)   (582,633)  (591,355)   (756,064)    (742,342)

Equity in
Losses of
Project
Partnerships     (288,412)   (527,175)  (537,111)   (699,847)    (683,315)

Total Assets    1,045,569   1,345,931  1,893,838   2,449,615    3,164,145

Investments
In Project
Partnerships      510,805     814,883  1,350,923   1,901,609    2,623,688

Per BAC: (A)
Tax Credits        166.40      166.40     166.30      166.30       166.30
Portfolio
   Income           13.10       12.10      11.20        9.70         8.40
Passive Loss      (147.90)    (141.90)   (126.10)    (131.30)     (144.50)

Net Loss           (54.48)     (94.00)    (95.41)    (121.99)     (119.77)


FOR THE YEARS ENDED MARCH 31,:
SERIES 3         1998        1997        1996       1995         1994
                 ----        ----        ----       ----         ----
Total
Revenues        $  65,111   $  31,128 $   31,179  $   29,718    $  29,691

Net Loss         (221,508)   (341,282)  (470,880)   (640,203)    (750,197)

Equity in
Losses of
Project
Partnerships     (198,168)   (285,853)  (421,996)   (579,907)    (687,550)

Total Assets      846,210   1,043,223  1,362,838   1,805,494    2,409,790

Investments
In Project
Partnerships      378,000     584,189    901,663   1,348,162    1,960,485

Per BAC: (A)
Tax Credits        176.60      176.40     176.65      175.12       176.65
Portfolio
   Income           20.10       13.90      14.00       12.00        10.80
Passive Loss      (154.10)    (146.40)   (143.30)    (135.00)     (139.60)

Net Loss           (40.19)     (61.93)    (85.44)    (116.17)     (136.12)

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 4         1998        1997        1996       1995         1994
                 ----        ----        ----       ----         ----
Total
Revenues        $  44,309   $  41,455  $  42,246  $   40,437    $  39,361

Net Loss         (485,415)   (696,010)  (705,639)   (758,528)    (705,387)

Equity in
Losses of
Project
Partnerships     (421,886)   (635,178)  (644,865)   (694,726)    (637,858)

Total Assets    1,600,054   2,048,377  2,711,102   3,379,586    4,094,719

Investments
In Project
Partnerships      981,823   1,423,319  2,073,510   2,737,516    3,455,906

Per BAC: (A)
Tax Credits        168.60      168.60     168.60      168.30       168.70
Portfolio
   Income           13.70       13.20      12.90       10.30         8.80
Passive Loss      (157.20)    (149.30)   (142.30)    (134.60)     (136.20)

Net Loss           (69.50)     (99.65)   (101.02)    (108.60)     (100.99)


FOR THE YEARS ENDED MARCH 31,:
SERIES 5         1998        1997        1996       1995         1994
                 ----        ----        ----       ----         ----
Total
Revenues        $  54,417   $  52,985  $   54,273 $   57,635    $  55,260

Net Loss         (813,502)   (997,362)   (781,436)  (817,018)  (1,036,710)

Equity in
Losses of
Project
Partnerships     (728,729)   (911,965)   (700,127)  (739,296)    (953,919)

Total Assets    2,306,065   3,078,890   4,041,606  4,790,100    5,666,886

Investments
In Project
Partnerships    1,500,087   2,268,632   3,211,868  3,950,979    4,711,095

Per BAC: (A)
Tax Credits        164.60      164.70     164.60       162.20      155.60
Portfolio
   Income           14.10       13.10      12.50        10.90        8.60
Passive Loss      (141.60)    (137.80)   (124.30)     (108.20)    (145.10)

Net Loss           (93.47)    (114.60)    (89.79)      (93.88)    (119.12)

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 6         1998        1997        1996       1995         1994
                 ----        ----        ----       ----         ----
Total
Revenues        $  49,707   $  47,326  $  48,446  $   48,235    $  52,737

Net Loss         (870,137)   (915,827)  (821,024)   (987,087)  (1,190,078)

Equity in
Losses of
Project
Partnerships     (761,923)   (805,310)  (710,986)   (875,023)  (1,080,864)

Total Assets    3,930,665   4,748,789  5,612,685   6,375,252    7,287,730

Investments
In Project
Partnerships    3,102,793   3,912,526  4,769,625   5,525,062    6,470,949

Per BAC: (A)
Tax Credits        165.50      165.40     165.40      161.70       150.20
Portfolio
   Income           12.90       11.30      10.70        7.70         8.50
Passive Loss      (124.30)    (122.10)   (117.30)    (119.80)     (137.20)

Net Loss           (85.25)     (89.72)    (80.44)     (96.71)     (116.59)


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

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 1998, March 31, 1997 and March 31, 1996. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 1998 are comparable to March 31, 1997 and March 31, 1996.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. As of March 31, 1998, the series had invested $4,524,678 in 22 Project Partnerships located in 10 states containing 723 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 1997.

  Equity in Losses of Project Partnerships decreased from $527,175 for the year ended March 31, 1997 to $288,412 for the year ended March 31, 1998.
This decrease was due to additional suspended losses of $420,416 as these losses would reduce the investment in certain Project Partnerships below zero. Equity in Losses of Project Partnerships of $527,175 for the year ended March 31, 1997 were comparable to the year ended March 31, 1996. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $959,697, $939,525 and $935,616 for the years ended December 31, 1995, 1996, and 1997 respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

 At March 31, 1998, the Series had $160,851 of short-term investments (Cash and Cash Equivalents). It also had $373,913 in Zero Coupon Treasuries with annual maturities providing $47,508 in fiscal year 1999 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $337,693 for the year ending March 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $288,412 and the changes in operating assets and liabilities, net cash used in operating activities was $26,268, of which $33,989 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $48,588, consisting of $16,493 in cash distributions from the Project Partnerships and $32,065 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

 Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. As of March 31, 1998 the series had invested $3,888,713 in 23 Project Partnerships located in 12 states containing 768 apartment units. Average occupancy of the Project Partnerships was 95% as of December 31, 1997.

  Equity in Losses of Project Partnerships decreased from $421,996 for the year ended March 31, 1996 to $285,853 for the year ended March 31, 1997 and to $198,168 for the year ended March 31, 1998. These decreases were due to suspended losses of $190,864, $343,378 and 463,688 for the years ended March 31, 1996, 1997, and 1998 respectively. These losses would reduce the investment in certain Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $940,084, $925,984 and $923,055 for the years ended December 31, 1995, 1996 and 1997, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

 At March 31, 1998, the Series had $135,622 of short-term investments (Cash and Cash Equivalents). It also had $332,588 in Zero Coupon Treasuries with annual maturities providing $42,244 in fiscal year 1999 increasing to $58,940 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $221,508 for the year ended March 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $198,168 and the changes in operating assets and liabilities, net cash used in operating activities was $40,389, of which $41,807 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $66,086, consisting of $37,565, adjusted by $34,966 included in Other Income, in cash distributions received from the Project Partnerships and $28,521 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. As of March 31, 1998, the series had invested $4,952,519 in 29 Project Partnerships located in 16 states containing 879 apartment units. Average occupancy of the Project Partnerships was 97% at December 31, 1997.

  Equity in Losses of Project Partnerships decreased from $644,865 for the year ended March 31, 1996 to $635,178 for the year ended March 31, 1997 and to $421,886 for the year ended March 31, 1998. (These Project Partnerships reported depreciation and amortization of $1,047,484, $1,043,887 and $1,060,855 for the years ended December 31, 1995, 1996 and 1997, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

 At March 31, 1998, the Series had $196,876 of short-term investments (Cash and Cash Equivalents). It also had $421,355 in Zero Coupon Treasuries with annual maturities providing $53,539 in fiscal year 1999 increasing to $74,700 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $485,415 for the year ended March 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $421,886 and the changes in operating assets and liabilities, net cash used in operating activities was $40,429, of which $44,276 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $54,532, consisting of $18,400 in cash distributions from the Project Partnerships and $36,132 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

 A Project Partnership located in Howard, S.D. experienced significant cash shortages from operations in 1997 due to low occupancy as a result of layoffs at a local major employer. The local general partner partially funded the deficit by lending $16,100 in 1997 and $6,030 to date in 1998. Occupancy improved to 75% at June 30, 1998. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. As of March 31, 1998, the series had invested $6,164,472 in 36 Project Partnerships located in 13 states containing 1,106 apartment units. Average occupancy of the Project Partnerships was 96% as of December 31, 1997.

  Equity in Losses of Project Partnerships increased from $700,127 for the year ended March 31, 1996 to $911,965 for the year ended March 31, 1997 and decreased to $728,729 for the year ended March 31, 1998. (These Project Partnerships reported depreciation and amortization of $1,219,766, $1,380,487 and $1,331,686 for the years ended December 31, 1995, 1996 and
1997, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

 At March 31, 1998, the Series had $280,813 of short-term investments (Cash and Cash Equivalents). It also had $525,165 in Zero Coupon Treasuries with annual maturities providing $66,709 in fiscal year 1999 increasing to $93,075 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $813,502 for the year ended March 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $728,729 and the changes in operating assets and liabilities, net cash used in operating activities was $53,416, of which $59,826 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $75,223 consisting of $30,188 in cash distributions from the Project Partnerships and $45,035 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. As of March 31, 1998, the series had invested $7,462,215 in 38 Project Partnerships located in 19 states containing 1,086 apartment units. Average occupancy of the Project Partnerships was 97% as of December 31, 1997.

  Equity in Losses of Project Partnerships increased from $710,986 for the year ended March 31, 1996 to $805,310 for the year ended March 31, 1997 and decreased to $761,923 for the year ended March 31, 1998. (These Project Partnerships reported depreciation and amortization of $1,437,632, $1,477,003 and $1,474,599 for the years ended December 31, 1995, 1996 and
1997, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

 At March 31, 1998, the Series had $406,255 of short-term investments (Cash and Cash Equivalents). It also had $421,617 in Zero Coupon Treasuries with annual maturities providing $51,000 in fiscal year 1999 increasing to $83,000 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $870,137 for the year ended March 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $761,923 and the changes in operating assets and liabilities, net cash used in operating activities was $56,078, of which $58,983 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $65,597 of which $29,859 was received in cash distributions from the Project Partnerships and $35,738 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

 A Project Partnership located in Corbin, KY experienced cash shortages from operations in 1997 due to low occupancy as a result of competition from other newly constructed multi-family housing properties. The deficit was funded with existing working capital earned in prior years. The management company believes occupancy will improve as the town is thriving. We expect the property to experience cash flow difficulties until occupancy improves. Management does not expect any materially adverse effect to Gateway from this Project Partnership.


Item 8. Financial Statements and Supplementary Data

                       INDEPENDENT AUDITOR'S REPORT



To the Partners of Gateway Tax Credit Fund II Ltd.

      We have audited the accompanying balance sheets of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) as of March 31, 1998 and 1997 and the related statements of operations, partners' equity, and cash flows of each of the five Series for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain underlying Project Partnerships owned by Gateway Tax Credit Fund II Ltd. for each of the periods presented, the investments in which are recorded using the equity method of accounting. The investments in these partnerships represent the following percentages of the Partnership's assets as of March 31, 1998 and 1997 and the equity in their losses for each of the three years in the period ended March 31, 1998:

                          Assets                  Partnership Loss
                         March 31,              Year Ended March 31,
                         --------               --------------------
                      1998       1997        1998       1997        1996
                      ----       ----        ----       ----        ----

Series 2                  32%        42%         79%        78%         80%
Series 3                  25%        35%         72%        81%         76%
Series 4                  44%        51%         76%        69%         64%
Series 5                  39%        44%         67%        69%         71%
Series 6                  39%        42%         66%        65%         52%


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


     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

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






                                  /s/ Spence, Marston, Bunch, Morris & Co.
                                  SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                  Certified Public Accountants
Clearwater, Florida
July 2, 1998

PART I - Financial Information
 Item 1.  Financial Statements
                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1998 AND 1997

SERIES 2                                          1998           1997
                                                  ----           ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                       $  160,851     $  138,561
 Investments in Securities                           47,501         45,757
                                                 ----------     ----------
  Total Current Assets                              208,352        184,318

 Investments in Securities                          326,412        346,730
 Investments in Project Partnerships, Net           510,805        814,883
                                                 ----------     ----------
    Total Assets                                 $1,045,569     $1,345,931
                                                 ==========     ==========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         46,190         43,644
                                                 ----------     ----------
  Total Current Liabilities                          46,190         43,644
                                                 ----------     ----------
Long-Term Liabilities:
 Payable to General Partners                        296,195        261,410
                                                 ----------     ----------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at March 31, 1998 and 1997 have
been issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228
at March  31, 1998 and 1997, issued and
outstanding                                         749,952      1,084,268
General Partners                                    (46,768)       (43,391)
                                                 ----------     ----------
  Total Partners' Equity                            703,184      1,040,877
                                                 ----------     ----------
    Total Liabilities and Partners' Equity       $1,045,569     $1,345,931
                                                 ==========    ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1998 AND 1997
SERIES 3                                            1998          1997
                                                    ----          ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                         $  135,622    $ 109,925
 Investments in Securities                             42,252       40,699
                                                   ----------  -----------
  Total Current Assets                                177,874      150,624

 Investments in Securities                            290,336      308,410
 Investments in Project Partnerships, Net             378,000      584,189
                                                   ----------  -----------
    Total Assets                                     $846,210   $1,043,223
                                                   ==========  ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                           50,773       48,117
                                                   ----------  -----------
  Total Current Liabilities                            50,773       48,117
                                                   ----------  -----------
Long-Term Liabilities:
 Payable to General Partners                          234,783      212,944
                                                   ----------  -----------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of which
37,228 at March 31, 1998 and  1997 have been
issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228 at
March  31, 1998 and 1997, issued and
outstanding                                           602,863      822,156
General Partners                                      (42,209)     (39,994)
                                                  -----------  -----------
  Total Partners' Equity                              560,654      782,162
                                                  -----------  -----------
    Total Liabilities and Partners' Equity         $  846,210   $1,043,223
                                                  ===========  ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1998 AND 1997
SERIES 4                                             1998         1997
                                                     ----         ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                         $  196,876    $ 182,773
 Investments in Securities                             53,529       51,562
                                                  -----------   ----------
  Total Current Assets                                250,405      234,335

 Investments in Securities                            367,826      390,723
 Investments in Project Partnerships, Net             981,823    1,423,319
                                                  -----------   ----------
    Total Assets                                   $1,600,054   $2,048,377
                                                  ===========   ==========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                           56,202       52,967
                                                   ----------   ----------
  Total Current Liabilities                            56,202       52,967
                                                   ----------   ----------
Long-Term Liabilities:
 Payable to General Partners                          280,718      246,861
                                                   ----------   ----------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,  of which
37,228 at March 31, 1998 and  1997 have been
issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228 at
March  31, 1998 and 1997, issued and outstanding    1,311,156    1,791 717
General Partners                                      (48,022)     (43,168)
  Total Partners' Equity                          -----------   ----------
                                                    1,263,134    1,748,549
                                                  -----------   ----------
    Total Liabilities and Partners' Equity        $ 1,600,054   $2,048,377
                                                  ===========   ==========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1998 AND 1997
SERIES 5                                             1998          1997
                                                     ----          ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                         $  280,813     $ 259,006
 Investments in Securities                             66,717        64,266
                                                  -----------    ----------
  Total Current Assets                                347,530       323,272

 Investments in Securities                            458,448       486,986
 Investments in Project Partnerships, Net           1,500,087     2,268,632
                                                 ------------    ----------
    Total Assets                                   $2,306,065    $3,078,890
                                                 ============   ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                           74,748        70,909
                                                  -----------    ----------
  Total Current Liabilities                            74,748        70,909
                                                  -----------    ----------
Long-Term Liabilities:
 Payable to General Partners                          274,507       237,669
                                                  -----------    ----------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of which
37,228 at March 31, 1998 and  1997 have been
issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228 at
March  31, 1998 and 1997, issued and outstanding    2,012,865     2,818,232
General Partners                                      (56,055)      (47,920)
                                                  -----------    ----------
  Total Partners' Equity                            1,956,810     2,770,312
                                                  -----------   -----------
    Total Liabilities and Partners' Equity         $2,306,065    $3,078,890
                                                  ===========   ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1998 AND 1997
SERIES 6                                             1998         1997
                                                     ----         ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                         $  406,255   $  396,736
 Investments in Securities                             48,608       45,870
                                                  -----------   ----------
  Total Current Assets                                454,863      442,606

 Investments in Securities                            373,009      393,657
 Investments in Project Partnerships, Net           3,102,793    3,912,526
                                                  -----------   ----------
    Total Assets                                   $3,930,665   $4,748,789
                                                  ===========  ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                           70,482       66,605
                                                  -----------   ----------
  Total Current Liabilities                            70,482       66,605
                                                  -----------   ----------
Long-Term Liabilities:
 Payable to General Partners                          341,554      293,418
                                                   ----------   ----------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of which
37,228 at March 31, 1998 and  1997 have been
issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228 at
March  31, 1998 and 1997, issued and outstanding    3,572,169    4,433,605
General Partners                                      (53,540)     (44,839)
                                                  -----------   ----------
  Total Partnes' Equity                             3,518,629    4,388,766
                                                 ------------   ----------
    Total Liabilities and Partnes' Equity          $3,930,665   $4,748,789
                                                  ===========   ==========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1998 AND 1997
TOTAL SERIES 2 - 6                                 1998           1997
                                                   ----           ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                       $1,180,417   $ 1,087,001
 Investments in Securities                          258,607       248,154
                                                -----------   -----------
  Total Current Assets                            1,439,024     1,335,155

 Investments in Securities                        1,816,031     1,926,506
 Investments in Project Partnerships, Net         6,473,508     9,003,549
                                                -----------   -----------
    Total Assets                                 $9,728,563   $12,265,210
                                                ===========   ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                        298,395       282,242
                                                -----------   -----------
  Total Current Liabilities                         298,395       282,242
                                                -----------   -----------
Long-Term Liabilities:
 Payable to General Partners                      1,427,757     1,252,302
                                                -----------   -----------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at March 31, 1998 and  1997 have
been issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228
at March  31, 1998 and 1997, issued and
outstanding                                       8,249,005    10,949,978
General Partners                                   (246,594)     (219,312)
                                                -----------   -----------
  Total Partners' Equity                          8,002,411    10,730,666
                                                -----------   -----------
    Total Liabilities and Partners' Equity       $9,728,563   $12,265,210
                                               ============   ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 2                             1998           1997          1996
                                     ----           ----          ----
Revenues:
 Interest Income                   $    37,434    $    36,217    $   36,532
 Other Income                            3,838              0             0
                                   -----------   ------------   -----------
  Total Revenues                        41,272         36,217        36,532
                                   -----------   ------------   -----------
Expenses:
 Asset Management Fee-General
Partner                                 68,773         68,889        68,998
 General and Administrative:
  General Partner                        8,267          6,792         6,812
  Other                                 10,502         13,625        10,154
 Amortization                            3,011          2,369         4,812
                                   -----------   ------------    ----------
  Total Expenses                        90,553         91,675        90,776
                                   -----------   ------------    ----------
Loss Before Equity in Losses
 of Project Partnerships               (49,281)       (55,458)      (54,244)
Equity in Losses of Project
 Partnerships                         (288,412)      (527,175)     (537,111)
                                   -----------   ------------    ----------
Net Loss                            $ (337,693)    $ (582,633)   $ (591,355)
                                   ===========   ============   ===========
Allocation of Net Loss:
 Assignees                            (334,316)      (576,807)     (585,441)
 General Partners                       (3,377)        (5,826)       (5,914)
                                   -----------   ------------   -----------
                                    $ (337,693)    $ (582,633)   $ (591,355)
                                   ===========   ============   ===========
Net Loss Per Beneficial
Assignee Certificate               $    (54.48)    $   (94.00)   $   (95.41)
Number of Beneficial Assignee      ===========   ============   ===========
Certificates Outstanding                 6,136          6,136         6,136
                                   ===========   ============   ===========



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 3                             1998           1997           1996
                                     ----           ----           ----
Revenues:
 Interest Income                     $  30,145      $  31,128     $  31,179
 Other Income                           34,966              0             0
                                    ----------     ----------    ----------
  Total Revenues                        65,111         31,128        31,179
                                    ----------     ----------    ----------
Expenses:
 Asset Management Fee-General
Partner                                 63,645         63,792        63,927
 General and Administrative:
  General Partner                        8,481          7,102         7,104
  Other                                 10,903         17,278        11,001
 Amortization                            5,422        (1,615)       (1,969)
                                    ----------     ----------    ----------
  Total Expenses                        88,451         86,557        80,063
                                    ----------     ----------    ----------
Loss Before Equity in Losses
 of Project Partnerships               (23,340)       (55,429)      (48,884)
Equity in Losses of Project
 Partnerships                         (198,168)      (285,853)     (421,996)
                                   -----------    -----------   -----------
Net Loss                            $ (221,508)    $ (341,282)   $ (470,880)
                                   ===========    ===========   ===========
Allocation of Net Loss:
 Assignees                            (219,293)      (337,869)     (466,171)
 General Partners                       (2,215)        (3,413)       (4,709)
                                   -----------    -----------   -----------
                                    $ (221,508)    $ (341,282)   $ (470,880)
                                   ===========    ===========   ===========
Net Loss Per Beneficial
 Assignee Certificate               $   (40.19)    $   (61.93)   $   (85.44)
Number of Beneficial Assignee      ===========    ===========   ===========
 Certificates Outstanding                5,456          5,456         5,456
                                   ===========    ===========   ===========


                 See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 4                              1998           1997          1996
                                      ----           ----          ----
Revenues:
 Interest Income                       $ 39,924       $ 41,455     $ 42,246
 Other Income                             4,385              0            0
                                      ---------      ---------    ---------
  Total Revenues                         44,309         41,455       42,246
                                      ---------      ---------    ---------
Expenses:
 Asset Management Fee - General
Partner                                  78,133         78,270       78,384
 General and Administrative:
  General Partner                        10,693          8,953        8,978
  Other                                  13,417         17,019       12,268
 Amortization                             5,595         (1,955)       3,390
                                     ----------      ---------   ----------
  Total Expenses                        107,838        102,287      103,020
                                     ----------      ---------   ----------
Loss Before Equity in Losses
 of Project Partnerships                (63,529)       (60,832)     (60,774)
Equity in Losses of Project
 Partnerships                          (421,886)      (635,178)    (644,865)
                                     ----------     ----------   ----------
Net Loss                              $(485,415)     $(696,010)   $(705,639)
                                     ==========     ==========   ==========
Allocation of Net Loss:
 Assignees                             (480,561)      (689,050)    (698,583)
 General Partners                        (4,854)        (6,960)      (7,056)
                                     ----------     ----------   ----------
                                      $(485,415)     $(696,010)   $(705,639)
                                     ==========     ==========   ==========
Net Loss Per Beneficial
 Assignee Certificate                 $  (69.50)     $  (99.65)   $ (101.02)
Number of Beneficial Assignee        ==========     ==========   ==========
 Certificates Outstanding                 6,915          6,915        6,915
                                     ==========     ==========   ==========



                See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 5                               1998         1997          1996
                                       ----         ----          ----
Revenues:
 Interest Income                      $  51,284     $  52,985      $ 54,273
 Other Income                             3,133             0             0
                                     ----------    ----------     ---------
  Total Revenues                         54,417        52,985        54,273
                                     ----------    ----------     ---------
Expenses:
 Asset Management Fee - General
Partner                                  96,663        96,844        97,010
 General and Administrative:
  General Partner                        13,274        11,114        11,144
  Other                                  16,492        19,418        14,676
 Amortization                            12,761        11,006        12,752
                                     ----------    ----------     ---------
  Total Expenses                        139,190       138,382       135,582
                                     ----------    ----------    ----------
Loss Before Equity in Losses
 of Project Partnerships                (84,773)      (85,397)      (81,309)
Equity in Losses of Project
 Partnerships                          (728,729)     (911,965)     (700,127)
                                     ----------    ----------    ----------
Net Loss                              $(813,502)    $(997,362)    $(781,436)
                                     ==========    ==========    ==========
Allocation of Net Loss:
 Assignees                             (805,367)     (987,388)     (773,622)
 General Partners                        (8,135)       (9,974)       (7,814)
                                     ----------    ----------    ----------
                                      $(813,502)    $(997,362)    $(781,436)
                                     ==========    ==========    ==========
Net Loss Per Beneficial
 Assignee Certificate                 $  (93.47)    $ (114.60)    $  (89.79)
Number of Beneficial Assignee        ==========    ==========    ==========
 Certificates Outstanding                 8,616         8,616         8,616
                                     ==========    ==========    ==========


                See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 6                               1998         1997          1996
                                       ----         ----          ----
Revenues:
 Interest Income                      $  48,382     $  47,326      $ 48,446
 Other Income                             1,325             0             0
                                     ----------    ----------     ---------
  Total Revenues                         49,707        47,326        48,446
                                     ----------    ----------     ---------
Expenses:
 Asset Management Fee - General
Partner                                 107,120       107,403       107,665
 General and Administrative:
  General Partner                        14,012        11,732        11,765
  Other                                  17,513        16,660        16,398
 Amortization                            19,276        22,048        22,656
                                     ----------    ----------    ----------
  Total Expenses                        157,921       157,843       158,484
                                     ----------    ----------    ----------
Loss Before Equity in Losses
 of Project Partnerships               (108,214)     (110,517)     (110,038)
Equity in Losses of Project
 Partnerships                          (761,923)     (805,310)     (710,986)
                                     ----------    ----------    ----------
Net Loss                              $(870,137)    $(915,827)    $(821,024)
                                     ==========    ==========    ==========
Allocation of Net Loss:
 Assignees                             (861,436)     (906,669)     (812,814)
 General Partners                        (8,701)       (9,158)       (8,210)
                                     ----------    ----------    ----------
                                      $(870,137)    $(915,827)    $(821,024)
                                     ==========    ==========    ==========
Net Loss Per Beneficial
 Assignee Certificate                 $  (85.25)    $  (89.72)    $  (80.44)
Number of Beneficial Assignee        ==========    ==========    ==========
 Certificates Outstanding                10,105        10,105        10,105
                                     ==========    ==========    ==========


                 See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

TOTAL SERIES 2 - 6                   1998           1997          1996
                                     ----           ----          ----
Revenues:
 Interest Income                   $   207,169    $   209,111   $  212,676
 Other Income                           47,647              0            0
                                  ------------   ------------  -----------
  Total Revenues                       254,816        209,111      212,676
                                  ------------   ------------  -----------
Expenses:
 Asset Management Fee-General
Partner                                414,334        415,198      415,984
 General and Administrative:
  General Partner                       54,727         45,693       45,803
  Other                                 68,827         84,000       64,497
 Amortization                           46,065         31,853       41,641
                                  ------------    -----------   ----------
  Total Expenses                       583,953        576,744      567,925
                                  ------------    -----------   ----------
Loss Before Equity in Losses
 of Project Partnerships              (329,137)      (367,633)    (355,249)
Equity in Losses of Project
 Partnerships                       (2,399,118)    (3,165,481)  (3,015,085)
                                  ------------   ------------ ------------
Net Loss                           $(2,728,255)   $(3,533,114) $(3,370,334)
                                  ============   ============ ============
Allocation of Net Loss:
 Assignees                          (2,700,973)    (3,497,783)  (3,336,631)
 General Partners                      (27,282)       (35,331)     (33,703)
                                  ------------   ------------ ------------
                                   $(2,728,255)   $(3,533,114) $(3,370,334)
                                  ============   ============ ============


                  See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:



                                                General
SERIES 2                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1995       $ 2,246,516      $ (31,651)     $ 2,214,865

Net Loss                           (585,441)        (5,914)        (591,355)
                               ------------      ----------    ------------

Balance at March 31, 1996         1,661,075        (37,565)       1,623,510

Net Loss                           (576,807)        (5,826)        (582,633)
                               ------------      ----------    ------------

Balance at March 31, 1997         1,084,268        (43,391)       1,040,877

Net Loss                           (334,316)        (3,377)        (337,693)
                               ------------      ----------     -----------

Balance at March 31, 1998      $    749,952      $ (46,768)     $   703,184
                              =============      ==========    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:

                                                General
SERIES 3                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1995       $ 1,626,196     $  (31,872)     $ 1,594,324

Net Loss                           (466,171)        (4,709)        (470,880)
                               ------------     -----------    ------------

Balance at March 31, 1996         1,160,025        (36,581)       1,123,444

Net Loss                           (337,869)        (3,413)        (341,282)
                               ------------     -----------    ------------

Balance at March 31, 1997           822,156        (39,994)         782,162

Net Loss                           (219,293)        (2,215)        (221,508)
                               ------------     -----------     -----------

Balance at March 31, 1998       $   602,863     $  (42,209)      $  560,654
                               ============     ===========     ===========




              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:

                                                General
SERIES 4                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1995       $ 3,179,350      $ (29,152)     $ 3,150,198

Net Loss                           (698,583)        (7,056)        (705,639)
                               ------------      ----------    ------------

Balance at March 31, 1996         2,480,767        (36,208)       2,444,559

Net Loss                           (689,050)        (6,960)        (696,010)
                               ------------      ----------    ------------

Balance at March 31, 1997         1,791,717        (43,168)       1,748,549

Net Loss                           (480,561)        (4,854)        (485,415)
                               ------------      ----------    ------------

Balance at March 31, 1998       $ 1,311,156      $ (48,022)     $ 1,263,134
                               ============      ==========    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:

                                                General
SERIES 5                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1995       $ 4,579,242      $ (30,132)     $ 4,549,110

Net Loss                           (773,622)        (7,814)        (781,436)
                               ------------      ----------    ------------

Balance at March 31, 1996         3,805,620        (37,946)       3,767,674

Net Loss                           (987,388)        (9,974)        (997,362)
                               ------------      ----------    ------------

Balance at March 31, 1997         2,818,232        (47,920)       2,770,312

Net Loss                           (805,367)        (8,135)        (813,502)
                               ------------      ----------    ------------

Balance at March 31, 1998       $ 2,012,865      $ (56,055)     $ 1,956,810
                               ============      ==========    ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:

                                                General
SERIES 6                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1995       $ 6,153,088      $ (27,471)     $ 6,125,617

Net Loss                           (812,814)        (8,210)        (821,024)
                               ------------      ----------    ------------

Balance at March 31, 1996         5,340,274        (35,681)       5,304,593

Net Loss                           (906,669)        (9,158)        (915,827)
                               ------------      ----------    ------------
Balance at March 31, 1997
                                  4,433,605        (44,839)       4,388,766

Net Loss                           (861,436)        (8,701)        (870,137)
                               ------------      ----------    ------------

Balance at March 31, 1998       $ 3,572,169      $ (53,540)     $ 3,518,629
                               ============      ==========    ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:

                                                General
TOTAL SERIES 2 - 6             Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1995      $ 17,784,392     $ (150,278)    $ 17,634,114

Net Loss                         (3,336,631)       (33,703)      (3,370,334)
                              -------------     -----------   -------------

Balance at March 31, 1996        14,447,761       (183,981)      14,263,780

Net Loss                         (3,497,783)       (35,331)      (3,533,114)
                              -------------     -----------   -------------

Balance at March 31, 1997        10,949,978       (219,312)      10,730,666

Net Loss                         (2,700,973)       (27,282)      (2,728,255)
                              -------------     -----------   -------------

Balance at March 31, 1998      $  8,249,005     $ (246,594)    $  8,002,411
                              =============     ===========   =============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:

SERIES 2                               1998          1997         1996
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                           $ (337,693)   $ (582,633)  $ (591,355)
  Adjustments to Reconcile Net
Loss to Net Cash Provided by
(Used in) Operating Activities:
    Amortization                          3,011         2,369        4,812
    Accreted Interest Income on
Investments in Securities               (27,118)      (28,749)     (29,127)
    Equity in Losses of Project
Partnerships                            288,412       527,175      537,111
    Interest Income from
Redemption of Securities                 13,627        10,358        7,238
    Distributions Included in
Other Income                             (3,838)            0            0
    Changes in Operating Assets
and Liabilities:
Decrease (Increase) in
Accounts Receivable                           0             0            0
      Increase in Payable to
General Partners                         37,331        34,728       35,578
                                     ----------    ----------   ----------
        Net Cash Used in Operating
Activities                              (26,268)      (36,752)     (35,743)
                                     ----------    ----------   ----------
Cash Flows from Investing
Activities:
  Investments in Project
Partnerships                                  0             0            0
  Acquisition Fees and Expenses               0             0            0
  Distributions Received from
Project Partnerships                     16,493         6,497        8,762
Redemption of Investment in
Securities                               32,065        33,297       34,610
  Increase (Decrease) in Payable
to:
    Project Partnerships - Capital
Contributions                                 0             0            0
                                     ----------    ----------   ----------
        Net Cash Provided by
Investing Activities                     48,558        39,794       43,372
                                     ----------    ----------   ----------
Increase (Decrease) in Cash and
Cash Equivalents                         22,290         3,042        7,629
Cash and Cash Equivalents at
Beginning of Year                       138,561       135,519      127,890
                                     ----------    ----------   ----------
Cash   and  Cash  Equivalents   at
End of Year                          $  160,851     $ 138,561    $ 135,519
                                     ==========    ==========   ==========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:

SERIES 3                               1998          1997         1996
- ------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                           $ (221,508)   $ (341,282)   $ (470,880)
  Adjustments to Reconcile Net
Loss to Net Cash Provided by
(Used in) Operating Activities:
    Amortization                          5,422        (1,615)       (1,969)
    Accreted Interest Income on
Investments in Securities               (24,121)      (25,571)      (25,908)
    Equity in Losses of Project
Partnerships                            198,168       285,853       421,996
    Interest Income from
Redemption of Securities                 12,121         9,212         6,437
    Distributions Included In
Other Income                            (34,966)            0             0
    Changes in Operating Assets
and Liabilities:
      Decrease (Increase) in
Accounts Receivable                           0             0             0
      Increase in Payable to
General Partners                         24,495        22,486        27,408
                                     ----------    ----------    ----------
        Net Cash Used in Operating
Activities                              (40,389)      (50,917)      (42,916)
                                     ----------    ----------    ----------
Cash Flows from Investing
Activities:
  Investments in Project
Partnerships                                  0             0             0
  Acquisition Fees and Expenses               0             0             0
  Distributions Received from
Project Partnerships                     37,565        33,237        26,471
Redemption of Investment in
Securities                               28,521        29,617        30,785
  Increase (Decrease) in Payable
to:
    Project Partnerships - Capital
Contributions                                 0             0             0
                                     ----------    ----------    ----------
        Net Cash Provided by
Investing Activities                     66,086        62,854        57,256
                                     ----------    ----------    ----------
Increase (Decrease) in Cash and
Cash Equivalents                         25,697        11,937        14,340
Cash and Cash Equivalents at
Beginning of Year                       109,925        97,988        83,648
                                     ----------    ----------    ----------
Cash   and  Cash  Equivalents   at
End of Year                          $  135,622     $ 109,925     $  97,988
                                     ==========    ==========    ==========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:
SERIES 4                               1998          1997         1996
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                           $ (485,415)   $ (696,010)   $ (705,639)
  Adjustments to Reconcile Net
Loss to Net Cash Provided by
(Used in) Operating Activities:
    Amortization                          5,595        (1,955)        3,390
    Accreted Interest Income on
Investments in Securities               (30,559)      (32,396)      (32,822)
    Equity in Losses of Project
Partnerships                            421,886       635,178       644,865
    Interest Income from
Redemption of Securities                 15,357        11,676         8,155
    Distributions Included In
Other Income                             (4,385)            0             0
    Changes in Operating Assets
and Liabilities:
      Decrease (Increase) in
Accounts Receivable                           0             0             0
      Increase in Payable to
General Partners                         37,092        33,284        37,155
                                     ----------    ----------    ----------
        Net Cash Used in Operating
Activities                              (40,429)      (50,223)      (44,896)
                                     ----------    ----------    ----------
Cash Flows from Investing
Activities:
  Investments in Project
Partnerships                                  0             0             0
  Acquisition Fees and Expenses               0             0             0
  Distributions Received from
Project Partnerships                     18,400        16,968        15,751
Redemption of Investment in
Securities                               36,132        37,522        39,000
  Increase (Decrease) in Payable
to:
    Project Partnerships - Capital
Contributions                                 0             0             0
                                     ----------    ----------    ----------
        Net Cash Provided by
Investing Activities                     54,532        54,490        54,751
                                     ----------    ----------    ----------
Increase (Decrease) in Cash and
Cash Equivalents                         14,103         4,267         9,855
Cash and Cash Equivalents at
Beginning of Year                       182,773       178,506       168,651
                                     ----------    ----------    ----------
Cash   and  Cash  Equivalents   at
End of Year                          $  196,876     $ 182,773     $ 178,506
                                     ==========    ==========    ==========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:
SERIES 5                               1998          1997         1996
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                           $ (813,502)   $ (997,362)   $ (781,436)
  Adjustments to Reconcile Net
Loss to Net Cash Provided by
(Used in) Operating Activities:
    Amortization                         12,761        11,006        12,752
    Accreted Interest Income on
Investments in Securities               (38,088)      (40,378)      (40,909)
    Equity in Losses of Project
Partnerships                            728,729       911,965       700,127
    Interest Income from
Redemption of Securities                 19,140        14,552        10,166
    Distributions Included In
Other Income                             (3,133)            0             0
    Changes in Operating Assets
and Liabilities:
      Decrease (Increase) in
Accounts Receivable                           0             0             0
      Increase in Payable to
General Partners                         40,677        34,644        32,942
                                     ----------    ----------    ----------
        Net Cash Used in Operating
Activities                              (53,416)      (65,573)      (66,358)
                                     ----------    ----------    ----------
Cash Flows from Investing
Activities:
  Investments in Project
Partnerships                                  0             0             0
  Acquisition Fees and Expenses               0             0             0
  Distributions Received from
Project Partnerships                     30,188        20,264        26,233
Redemption of Investment in
Securities                               45,035        46,766        48,609
  Increase (Decrease) in Payable
to:
    Project Partnerships - Capital
Contributions                                 0             0             0
                                     ----------    ----------    ----------
        Net Cash Provided by
Investing Activities                     75,223        67,030        74,842
                                     ----------    ----------    ----------
Increase (Decrease) in Cash and
Cash Equivalents                         21,807         1,457         8,484
Cash and Cash Equivalents at
Beginning of Year                       259,006       257,549       249,065
                                     ----------    ----------    ----------
Cash   and  Cash  Equivalents   at
End of Year                          $  280,813     $ 259,006     $ 257,549
                                     ==========    ==========    ==========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:
SERIES 6                               1998          1997         1996
-- -----                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                           $ (870,137)   $ (915,827)   $ (821,024)
  Adjustments to Reconcile Net
Loss to Net Cash Provided by
(Used in) Operating Activities:
    Amortization                         19,276        22,048        22,656
    Accreted Interest Income on
Investments in Securities               (30,091)      (30,456)      (30,458)
    Equity in Losses of Project
Partnerships                            761,923       805,310       710,986
    Interest Income from
Redemption of Securities                 12,262         8,978         5,963
    Distributions Included In
Other Income                             (1,325)            0             0
    Changes in Operating Assets
and Liabilities:
      Decrease (Increase) in
Accounts Receivable                           0             0             0
      Increase in Payable to
General Partners                         52,014        51,930        58,457
                                     ----------    ----------    ----------
        Net Cash Used in Operating
Activities                              (56,078)      (58,017)      (53,420)
                                     ----------    ----------    ----------
Cash Flows from Investing
Activities:
  Investments in Project
Partnerships                                  0             0             0
  Acquisition Fees and Expenses               0             0             0
  Distributions Received from
Project Partnerships                     29,859        29,740        21,796
Redemption of Investment in
Securities                               35,738        36,022        36,037
  Increase (Decrease) in Payable
to:
    Project Partnerships - Capital
Contributions                                 0             0             0
                                     ----------    ----------    ----------
        Net Cash Provided by
Investing Activities                     65,597        65,762        57,833
                                     ----------    ----------    ----------
Increase (Decrease) in Cash and
Cash Equivalents                          9,519         7,745         4,413
Cash and Cash Equivalents at
Beginning of Year                       396,736       388,991       384,578
                                     ----------    ----------    ----------
Cash   and  Cash  Equivalents   at
End of Year                          $  406,255     $ 396,736     $ 388,991
                                     ==========    ==========    ==========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996:
TOTAL SERIES 2 - 6                     1998          1997         1996
------------------                     ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                          $(2,728,255)  $(3,533,114)  $(3,370,334)
  Adjustments to Reconcile Net
Loss to Net Cash Provided by
(Used in) Operating Activities:
    Amortization                         46,065        31,853        41,641
    Accreted Interest Income on
Investments in Securities              (149,977)     (157,550)     (159,224)
    Equity in Losses of Project
Partnerships                          2,399,118     3,165,481     3,015,085
    Interest Income from
Redemption of Securities                 72,507        54,776        37,959
    Distributions Included In
Other Income                            (47,647)            0             0
    Changes in Operating Assets
and Liabilities:
      Decrease (Increase) in
Accounts Receivable                           0             0             0
      Increase in Payable to
General Partners                        191,609       177,072       191,540
                                    -----------    ----------    ----------
        Net Cash Used in Operating
Activities                             (216,580)     (261,482)     (243,333)
                                    -----------    ----------    ----------
Cash Flows from Investing
Activities:
  Investments in Project
Partnerships                                  0             0             0
  Acquisition Fees and Expenses               0             0             0
  Distributions Received from
Project Partnerships                    132,505       106,706        99,013
Redemption of Investment in
Securities                              177,491       183,224       189,041
  Increase (Decrease) in Payable
to:
    Project Partnerships - Capital
Contributions                                 0             0             0
                                    -----------    ----------    ----------
        Net Cash Provided by
Investing Activities                    309,996       289,930       288,054
                                    -----------    ----------    ----------
Increase (Decrease) in Cash and
Cash Equivalents                         93,416        28,448        44,721
Cash and Cash Equivalents at
Beginning of Year                     1,087,001     1,058,553     1,013,832
                                    -----------    ----------    ----------
Cash and Cash Equivalents at
End of Year                          $1,180,417    $1,087,001    $1,058,553
                                    ===========   ===========   ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

                       MARCH 31, 1998, 1997 AND 1996

NOTE 1 - ORGANIZATION:

    Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 1998, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5
and 6, respectively had been issued as of March 31, 1998. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Quarterly  the  Investments  in  Project  Partnerships  are  increased   or
decreased as follows:

      1)Increased for equity in income or decreased for equity in losses of the Project Partnerships,
      2)Decreased   for  cash  distributions  received  from  the   Project
      Partnerships, and
      3)Decreased for the amortization of the acquisition fees and expenses.

 Amortization is calculated on a straight-line basis over 35 years, as this
is  the  average  estimated  useful life of  the  underlying  assets.   The
amortization expense is shown on the Statements of Operations.

   Pursuant to the limited partnership agreements for the Project Partnerships, cash losses generated by the Project Partnerships are allocated to the general partners of those partnerships. In subsequent years, cash profits, if any, are first allocated to the general partners to the extent of the allocation of prior years' cash losses.

 Since Gateway invests as a limited partner, and therefore is not obligated to fund losses or make additional capital contributions, it does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment in those Project Partnerships below zero. The suspended losses will be used to offset future income from the individual Project Partnerships. Distributions received from Project Partnerships whose investment has been reduced to zero are included in Other Income.

  Gateway recognizes a decline in the carrying value of its investment in the Project Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of the investments in Project Partnerships may be subject to material near term adjustments.

  Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of tax credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.


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

Reclassifications

 For comparability, the 1997 and 1996 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 1998.

NOTE 3 - INVESTMENT IN SECURITIES:

   The March 31, 1998 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $140,314 for Series 2, $124,807 for Series 3, $158,117 for Series 4, $197,073 for Series 5 and $132,287 for Series 6.
For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 2                 $   401,485        $   373,913           $  27,572
Series 3                     356,998            332,588              24,410
Series 4                     452,457            421,355              31,102
Series 5                     563,754            525,165              38,589
Series 6                     448,497            421,617              26,880


 As of March 31, 1998, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 2       Series 3       Series 4
                                  --------       --------       --------
Due within 1 year                  $   47,501     $   42,252     $   53,529
After 1 year through 5 years          175,493        156,097        197,758
After 5 years through 10 years        150,919        134,239        170,068
                                  -----------    -----------    -----------
  Total Amount Carried on
Balance Sheet                      $  373,913     $  332,588     $  421,355
                                  ===========    ===========    ===========


                                  Series 5       Series 6        Total
                                  --------       --------       --------
Due within 1 year                  $   66,717     $   48,608    $   258,607
After 1 year through 5 years          246,482        192,861        968,691
After 5 years through 10 years        211,966        180,148        847,340
                                  -----------    -----------   ------------
  Total Amount Carried on
Balance Sheet                      $  525,165     $  421,617    $ 2,074,638
                                  ===========    ===========   ============


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

 For the years ended March 31, 1998, 1997 and 1996 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

 Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                         1998               1997                1996
                         ----               ----                ----
Series 2                   $  68,773          $  68,889           $  68,998
Series 3                      63,645             63,792              63,927
Series 4                      78,133             78,270              78,384
Series 5                      96,663             96,844              97,010
Series 6                     107,120            107,403             107,665
                        ------------         ----------          ----------
Total                      $ 414,334          $ 415,198           $ 415,984
                        ============         ==========          ==========


 General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

                              1998               1997                1996
                              ----               ----                ----
Series 2                    $  8,267           $  6,792            $  6,812
Series 3                       8,481              7,102               7,104
Series 4                      10,693              8,953               8,978
Series 5                      13,274             11,114              11,144
Series 6                      14,012             11,732              11,765
                           ---------          ---------           ---------
                            $ 54,727           $ 45,693            $ 45,803
Total                      =========          =========           =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 2

   As of March 31, 1998, the Partnership had acquired an interest in 22 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                             MARCH 31, 1998 MARCH 31, 1997
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,524,678     $ 4,524,678

Cumulative equity in losses of Project
Partnerships (1)                                 (4,310,783)     (4,022,371)

Cumulative distributions received from
Project Partnerships                                (64,276)        (51,621)
                                               ------------    ------------
Investment in Project Partnerships before
Adjustment                                          149,619         450,686

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      390,838         390,838
 Accumulated amortization of acquisition
fees and expenses                                   (29,652)        (26,641)
                                               ------------    ------------

Investments in Project Partnerships             $   510,805     $   814,883
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $566,351 for the year ended March 31, 1998 and cumulative suspended losses of $145,935 for the year ended March 31, 1997 are not included.

SERIES 3

   As of March 31, 1998, the Partnership had acquired an interest in 23 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                           MARCH 31, 1998   MARCH 31, 1997
                                           --------------   --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 3,888,713      $ 3,888,713

Cumulative equity in losses of Project
Partnerships (1)                                (3,821,781)      (3,623,613)

Cumulative distributions received from
Project Partnerships                              (146,576)        (143,977)
                                              ------------     ------------
Investment in Project Partnerships before
Adjustment                                         (79,644)         121,123

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                     491,746          491,746
 Accumulated amortization of acquisition
fees and expenses                                  (34,102)         (28,680)
                                             -------------     ------------

Investments in Project Partnerships            $   378,000      $   584,189
                                              ============     ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,033,078 for the year ended March 31, 1998 and cumulative suspended losses of $569,390 for the year ended March 31, 1997 are not included.

SERIES 4

   As of March 31, 1998, the Partnership had acquired an interest in 29 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                           MARCH 31, 1998   MARCH 31, 1997
                                           --------------   --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 4,952,519      $ 4,952,519

Cumulative equity in losses of Project
Partnerships (1)                                (4,425,267)      (4,003,381)

Cumulative distributions received from
Project Partnerships                               (90,266)         (76,251)
                                              ------------     ------------
Investment in Project Partnerships before
Adjustment                                         436,986          872,887

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                     562,967          562,967
 Accumulated amortization of acquisition
fees and expenses                                  (18,130)         (12,535)
                                               -----------     ------------

Investments in Project Partnerships              $ 981,823      $ 1,423,319
                                              ============     ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $496,384 for the year ended March 31, 1998 and cumulative suspended losses of $106,365 for the year ended March 31, 1997 are not included.

SERIES 5

   As of March 31, 1998, the Partnership had acquired an interest in 36 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                           MARCH 31, 1998   MARCH 31, 1997
                                           --------------   --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 6,164,472      $ 6,164,472

Cumulative equity in losses of Project
Partnerships (1)                                (5,107,357)      (4,378,628)

Cumulative distributions received from
Project Partnerships                              (132,190)        (105,135)
                                             -------------     ------------
Investment in Project Partnerships before
Adjustment                                         924,925        1,680,709

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                     650,837          650,837
 Accumulated amortization of acquisition
fees and expenses                                  (75,675)         (62,914)
                                               -----------     ------------

Investments in Project Partnerships            $ 1,500,087      $ 2,268,632
                                              ============     ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $248,554 for the year ended March 31, 1998 and cumulative suspended losses of $25,401 for the year ended March 31, 1997 are not included.

SERIES 6

   As of March 31, 1998, the Partnership had acquired an interest in 38 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes. The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.
  The following is a summary of Investments in Project Partnerships as of:

                                           MARCH 31, 1998   MARCH 31, 1997
                                           --------------   --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 7,462,215      $ 7,462,215

Cumulative equity in losses of Project
Partnerships (1)                                (4,894,819)      (4,132,896)

Cumulative distributions received from
Project Partnerships                              (121,706)         (93,172)
                                              ------------     ------------
Investment in Project Partnerships before
Adjustment                                       2,445,690        3,236,147

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                     785,179          785,179
 Accumulated amortization of acquisition
fees and expenses                                 (128,076)        (108,800)
                                              ------------    -------------

Investments in Project Partnerships            $ 3,102,793      $ 3,912,526
                                              ============     ============
(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $218,323 for the year ended March 31, 1998 and cumulative suspended losses of $89,395 for the year ended March 31, 1997 are not included.

TOTAL SERIES 2 - 6

  The following is a summary of Investments in Project Partnerships:

                                           MARCH 31, 1998   MARCH 31, 1997
                                           --------------   --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $26,992,597      $26,992,597

Cumulative equity in losses of Project
Partnerships (1)                               (22,560,007)     (20,160,889)

Cumulative distributions received from
Project Partnerships                              (555,014)        (470,156)
                                              ------------     ------------
Investment in Project Partnerships before
Adjustment                                       3,877,576        6,361,552

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                   2,881,567        2,881,567
 Accumulated amortization of acquisition
fees and expenses                                 (285,635)        (239,570)
                                             -------------     ------------

Investments in Project Partnerships            $ 6,473,508      $ 9,003,549
                                             =============    =============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1997         1996          1995
SERIES 2                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                     $ 1,664,759  $ 1,604,887   $ 1,422,846
  Investment properties, net          21,671,589   22,550,031    23,440,185
  Other assets                             2,370          770         2,731
                                     ----------- ------------  ------------
    Total assets                     $23,338,718  $24,155,688   $24,865,762
                                     =========== ============  ============
Liabilities and Partners' Equity:
  Current liabilities                    455,868      475,053       467,189
  Long-term debt                      23,216,826   23,263,436    23,307,700
                                     ----------- ------------  ------------
    Total liabilities                 23,672,694   23,738,489    23,774,889
                                     ----------- ------------  ------------
Partners' equity
  Limited Partner                       (387,627)     340,514       997,378
  General Partners                        53,651       76,685        93,495
                                     ----------- ------------  ------------
    Total Partners' equity              (333,976)     417,199     1,090,873
                                     ----------- ------------  ------------
    Total liabilities and
partners' equity                     $23,338,718  $24,155,688   $24,865,762
                                    ============ ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income              $ 3,928,831  $ 3,877,838   $ 3,769,724
Expenses:
  Operating expenses                   1,656,842    1,505,411     1,360,644
  Interest expense                     2,052,361    2,087,442     2,069,305
  Depreciation and amortization          935,616      939,525       959,697
                                     -----------  -----------  ------------
    Total expenses                     4,644,819    4,532,378     4,389,646
                                     -----------  -----------  ------------
      Net loss                       $  (715,988) $  (654,540)  $  (619,922)
                                     ===========  ===========  ============
Other partners' share of net loss         (7,160)      (6,544)      (57,697)
                                     ===========  ===========  ============
Partnerships' share of net loss         (708,828)    (647,996)     (562,225)

Suspended losses                         420,416      120,821        25,114
                                     -----------  -----------  ------------
Equity in Losses of Project
Partnerships                         $  (288,412) $  (527,175)  $  (537,111)
                                     ===========  ===========   ============

As of December 31, 1997, the largest Project Partnership constituted 12.2% and 13.3%, and as of December 31, 1996 the largest Project Partnership constituted 12.2% and 13.6% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1997         1996          1995
SERIES 3                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                     $ 2,087,969  $ 1,983,148   $ 1,836,034
  Investment properties, net          18,896,091   19,791,394    20,657,451
  Other assets                           216,421      225,290       231,762
                                    ------------  -----------  ------------
    Total assets                     $21,200,481  $21,999,832   $22,725,247
                                    ============  ===========  ============
Liabilities and Partners' Equity:
  Current liabilities                    473,232      496,156       466,740
  Long-term debt                      21,786,186   21,846,525    21,901,006
                                    ------------  -----------  ------------
    Total liabilities                 22,259,418   22,342,681    22,367,746
                                    ------------  -----------  ------------
Partners' equity
  Limited Partner                     (1,365,169)    (680,352)      (17,911)
  General Partners                       306,232      337,503       375,412
                                    ------------  -----------  ------------
    Total Partners' equit y           (1,058,937)    (342,849)      357,501
                                    ------------  -----------  ------------
    Total liabilities and
partners' equity                     $21,200,481  $21,999,832   $22,725,247
                                    ============  ===========  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income              $ 3,897,285  $ 3,860,435   $ 3,785,907
Expenses:
  Operating expenses                   1,630,694    1,543,041     1,443,838
  Interest expense                     2,012,078    2,029,124     2,023,990
  Depreciation and amortization          923,055      925,984       940,084
                                    ------------  -----------  ------------
    Total expenses                     4,565,827    4,498,149     4,407,912

      Net loss                       $  (668,542) $  (637,714)  $  (622,005)
                                     =========== ============  ============
Other partners' share of net loss         (6,686)      (8,583)       (9,145)
                                     ============ ============  ============
Partnerships' share of net loss         (661,856)    (629,131)     (612,860)

Suspended losses                         463,688      343,278       190,864
                                    ------------ ------------  ------------
Equity in Losses of Project
Partnerships                         $  (198,168) $  (285,853)  $  (421,996)
                                     ============ ============  ============

As of December 31, 1997, the largest Project Partnership constituted 7.6% and 6.5%, and as of December 31, 1996 the largest Project Partnership constituted 7.5% and 6.5% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1997         1996          1995
SERIES 4                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 2,041,655   $ 1,953,151   $ 1,843,416
  Investment properties, net         25,293,995    26,300,477    27,277,952
  Other assets                            9,175         9,547        10,644
                                    ------------ ------------  ------------
    Total assets                     $27,344,825  $28,263,175   $29,132,012
                                    ============ ============  ============
Liabilities and Partners' Equity:
  Current liabilities                    581,357      586,126       623,562
  Long-term debt                      26,566,388   26,621,848    26,667,967
                                    ------------ ------------  ------------
    Total liabilities                 27,147,745   27,207,974    27,291,529
                                    ------------ ------------  ------------
Partners' equity
  Limited Partner                        (26,884)     801,544     1,551,613
  General Partners                       223,964      253,657       288,870
                                    ------------ ------------  ------------
    Total Partners' equity               197,080    1,055,201     1,840,483
                                    ------------ ------------  ------------
    Total liabilities and
partners' equity                     $27,344,825  $28,263,175   $29,132,012
                                    ============ ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income              $ 4,556,702  $ 4,496,298   $ 4,453,375
Expenses:
  Operating expenses                   2,010,724    1,846,670     1,806,691
  Interest expense                     2,305,229    2,330,476     2,320,449
  Depreciation and amortization        1,060,855    1,043,887     1,047,484
                                    ------------ ------------  ------------
    Total expenses                     5,376,808    5,221,033     5,174,624

      Net loss                       $  (820,106) $  (724,735)  $  (721,249)
                                     ============ ============  ============
Other partners' share of net loss         (8,201)        5,368      (64,944)
                                     ============ ============  ============
Partnerships' share of net loss         (811,905)    (730,103)     (656,305)

Suspended losses                         390,019       94,925        11,440
                                     ------------ ------------  ------------
Equity in Losses of Project
Partnerships                         $  (421,886) $  (635,178)  $  (644,865)
                                     ============ ============  ============

As of December 31, 1997, the largest Project Partnership constituted 5.9% and 5.9%, and as of December 31, 1996 the largest Project Partnership constituted 5.9% and 5.7% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1997         1996          1995
SERIES 5                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                     $ 2,652,154  $ 2,490,991   $ 2,177,936
  Investment properties, net          31,679,751   32,973,118    34,303,980
  Other assets                             2,552        1,056         3,876
                                    ------------ ------------  ------------
    Total assets                     $34,334,457  $35,465,165   $36,485,792
                                    ============ ============  ============
Liabilities and Partners' Equity:
  Current liabilities                    785,847      814,225       776,819
  Long-term debt                      32,829,165   32,902,094    32,969,419
                                    ------------ ------------  ------------
    Total liabilities                 33,615,012   33,716,319    33,746,238
                                    ------------ ------------  ------------
Partners' equity
  Limited Partner                        788,433    1,770,278     2,675,680
  General Partners                       (68,988)     (21,432)       63,874
                                    ------------ ------------  ------------
    Total Partners' equity               719,445    1,748,846     2,739,554
                                    ------------ ------------  ------------
    Total liabilities and
partners' equity                     $34,334,457  $35,465,165   $36,485,792
                                    ============ ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income              $ 5,570,816  $ 5,464,443   $ 5,378,749
Expenses:
  Operating expenses                   2,413,360    2,241,929     1,990,169
  Interest expense                     2,787,267    2,788,862     2,819,869
  Depreciation and amortization        1,331,686    1,380,487     1,219,766
                                    ------------ ------------  ------------
    Total expenses                     6,532,313    6,411,278     6,029,804

      Net loss                       $  (961,497) $  (946,835)  $  (651,055)
                                    ============ ============  ============
Other partners' share of net loss         (9,615)      (9,469)        49,072
                                    ============ ============  ============
Partnerships' share of net loss         (951,882)    (937,366)     (700,127)

Suspended losses                         223,153       25,401             0
                                     ------------ ------------  ------------
Equity in Losses of Project
Partnerships                         $  (728,729) $  (911,965)  $  (700,127)
                                     ============ ============  ============

As of December 31, 1997, the largest Project Partnership constituted 7.9% and 7.5%, and as of December 31, 1996 the largest Project Partnership constituted 8.1% and 7.9% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1997         1996          1995
SERIES 6                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                     $ 2,895,432  $ 2,723,043   $ 2,426,332
  Investment properties, net          35,729,386   37,084,577    38,474,916
  Other assets                            12,783       16,953        28,774
                                    ------------ ------------  ------------
    Total assets                     $38,637,601  $39,824,573   $40,930,022
                                    ============ ============  ============
Liabilities and Partners' Equity:
  Current liabilities                    794,495      905,627       976,499
  Long-term debt                      35,743,123   35,857,657    35,963,608
                                    ------------ ------------  ------------
    Total liabilities                 36,537,618   36,763,284    36,940,107
                                    ------------ ------------  ------------
Partners' equity
  Limited Partner                      2,262,748    3,184,723     4,124,702
  General Partners                      (162,765)    (123,434)     (134,787)
                                    ------------ ------------  ------------
    Total Partners' equity             2,099,983    3,061,289     3,989,915
                                    ------------ ------------  ------------
    Total liabilities and
partners' equity                     $38,637,601  $39,824,573   $40,930,022
                                    ============ ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income              $ 5,816,156  $ 5,752,444   $ 5,656,081
Expenses:
  Operating expenses                   2,338,842    2,230,157     2,049,620
  Interest expense                     2,902,564    2,938,880     2,927,990
  Depreciation and amortization        1,474,599    1,477,003     1,437,632
                                    ------------ ------------  ------------
    Total expenses                     6,716,005    6,646,040     6,415,242

      Net loss                       $  (899,849) $  (893,596)  $  (759,161)
                                    ============ ============  ============
Other partners' share of net loss         (8,998)     (10,408)      (36,658)
                                    ============ ============  ============
Partnerships' share of net loss         (890,851)    (883,188)     (722,503)

Suspended losses                         128,928       77,878        11,517
                                    ------------ ------------  ------------
Equity in Losses of Project
Partnerships                         $  (761,923) $  (805,310)  $  (710,986)
                                    ============ ============  ============

As of December 31, 1997, the largest Project Partnership constituted 7.0% and 6.5%, and as of December 31, 1995 the largest Project Partnership constituted 7.0% and 6.7% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                              DECEMBER 31,
                                   1997           1996            1995
TOTAL SERIES 2 - 6                 ----           ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                 $ 11,341,969   $ 10,755,220   $  9,706,564
  Investment properties, net      133,270,812    138,699,597    144,154,484
  Other assets                        243,301        253,616        277,787
                                -------------  -------------  -------------
    Total assets                 $144,856,082   $149,708,433   $154,138,835
                                =============  =============  -------------
Liabilities and Partners'
Equity:                             3,090,799      3,277,187      3,310,809
  Current liabilities             140,141,688    140,491,560    140,809,700
  Long-term debt                -------------  -------------  -------------
                                  143,232,487    143,768,747    144,120,509
    Total liabilities           -------------  -------------  -------------

Partners' equity
  Limited Partner                  1,271,501       5,416,707      9,331,462
  General Partners                   352,094         522,979        686,864
                                -------------  -------------  -------------
    Total Partners' equity          1,623,595      5,939,686     10,018,326
                                -------------  -------------  -------------
    Total liabilities and
partners' equity                 $144,856,082   $149,708,433   $154,138,835
                                =============  =============  =============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income          $ 23,769,790   $ 23,451,458   $ 23,043,836
Expenses:
  Operating expenses               10,050,462      9,367,208      8,650,962
  Interest expense                 12,059,499     12,174,784     12,161,603
  Depreciation and
    amortization                    5,725,811      5,766,886      5,604,663
                                 ------------  -------------  -------------
    Total expenses                 27,835,772     27,308,878     26,417,228
                                 ------------  -------------  -------------
      Net loss                   $ (4,065,982)  $ (3,857,420)  $ (3,373,392)
                                 ============  =============  =============
Other partners' share of net
loss                                  (40,660)       (29,636)      (119,372)
Partnerships' share of net       ============  =============  =============
loss                               (4,025,322)    (3,827,784)    (3,254,020)

Suspended losses                    1,626,204        662,303        238,935
                                 ------------  -------------  -------------
  Equity in Losses of Project
  Partnerships                   $ (2,399,118)  $ (3,165,481)  $ (3,015,085)
                                 ============  =============  =============

    The  Partnership's  equity  by  Series  as  reflected  by  the  Project
Partnerships differs from the Partnership's Investments in Project Partnerships before acquisition fees and expenses and amortization by Series primarily because of suspended losses on the Partnerships books.

  By Series these differences are as follows:

                            Equity Per Project
                               Partnership          Equity Per Partnership
                         ------------------------   ----------------------
                Series 2             $  (387,627)               $   149,619
                Series 3              (1,365,169)                  (79,644)
                Series 4                 (26,884)                   436,986
                Series 5                  788,433                   924,925
                Series 6                2,262,748                 2,445,690


NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1998           1997            1996
SERIES 2                           ----           ----            ----
Net Loss per Financial
Statements                      $  (337,693)   $  (582,633)    $  (591,355)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (532,154)      (260,440)       (161,662)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end        (1,093)        (1,569)         (1,153)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               34,574         35,831          35,373
  Amortization Expense                  536          4,458           6,347
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $  (835,830)   $  (804,353)    $  (712,450)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1997           1996            1995
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                     $ 1,031,430    $ 1,031,197     $ 1,030,475
                                 ===========   ============     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1998           1997            1996
SERIES 3                           ----           ----            ----
Net Loss per Financial
Statements                      $  (221,508)   $  (341,282)    $  (470,880)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (509,467)      (401,234)       (259,712)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end       (25,303)          5,884         (9,853)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               21,359         23,595          27,250
  Amortization Expense               (3,784)        (6,985)           7,998
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $  (738,703)   $  (720,022)    $  (705,197)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1997           1996            1995
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                     $   969,244    $   972,146     $   969,257
                                 ===========   ============     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:


                                   1998           1997            1996
SERIES 4                           ----           ----            ----
Net Loss per Financial
Statements                      $  (485,415)   $  (696,010)    $  (705,639)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (549,870)      (289,799)       (238,452)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end         6,099         (1,830)         (1,631)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               33,247         34,607          37,087
  Amortization Expense               (5,963)         2,340           5,283
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(1,001,902)   $  (950,692)    $  (903,352)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1997           1996            1995
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                     $ 1,177,677    $ 1,177,678     $ 1,177,678
                                 ===========   ============     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1998           1997            1996
SERIES 5                           ----           ----            ----
Net Loss per Financial
Statements                      $  (813,502)   $  (997,362)    $  (781,436)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (341,766)      (137,165)       (238,351)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end          (355)          (330)             369

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               36,068         36,383          34,228
  Amortization Expense                9,911         12,854          11,505
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(1,109,644)   $(1,085,620)    $  (973,685)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1997           1996            1995
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                     $ 1,432,378    $ 1,433,003     $ 1,432,379
                                 ===========   ============     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1998           1997            1996
SERIES 6                           ----           ----            ----
Net Loss per Financial
Statements                      $  (870,137)   $  (915,827)    $  (821,024)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (331,643)      (292,116)       (349,531)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end        (4,171)            319         (1,658)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               47,356         53,770          60,312
  Amortization Expense               21,592         22,377          23,661
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(1,137,003)   $(1,131,477)    $(1,088,240)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1997           1996            1995
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                     $ 1,689,263    $ 1,688,064     $ 1,687,904
                                 ===========   ============     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1998           1997            1996
TOTAL SERIES 2 - 6                 ----           ----            ----
Net Loss per Financial
Statements                      $(2,728,255)   $(3,533,114)    $(3,370,334)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes               (2,264,900)    (1,380,754)     (1,247,708)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end       (24,823)          2,474        (13,926)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee              172,604        184,186         194,250
  Amortization Expense               22,292         35,044          54,794
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(4,823,082)   $(4,692,164)    $(4,382,924)
                                ============   ============    ============

The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $1,406,000 higher for Series 2, $1,249,000 higher for Series 3, $1,855,000 higher for Series 4, $1,065,000 higher for Series 5 and $1,302,000 higher for Series 6 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

Vincent & Voss
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Springwood Apartments Limited Partnership
Westfield, New York

We have audited the accompanying balance sheets of Springwood Apartments Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 20, 1998 on our consideration of Springwood
Apartments Limited Partnership internal control structure and compliance with laws and regulations.


/s/ Vincent & Voss
Certified Public Accountants

January 20, 1998
Vincent & Voss
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Cherrytree Apartments Limited Partnership
Albion, PA

We have audited the accompanying balance sheets of Cherrytree Apartments (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherrytree Apartments Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 28, 1998 on our consideration of Cherrytree
Apartments Limited Partnership internal control structure and compliance with laws and regulations.


/s/ Vincent & Voss
Certified Public Accountants

January 28, 1998

Vincent & Voss
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Wynnwood Common Associates
Fairchance, PA

We have audited the accompanying balance sheets of Wynnwood Common Associates, (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wynnwood Common Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 28, 1998 on our consideration of Wynnwood Commons Associates internal control structure and compliance with laws and regulations.


/s/ Vincent & Voss

January 28, 1998

Vincent & Voss
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Stony Creek Commons Limited Partnership
Hooversville, Pennsylvania

We have audited the accompanying balance sheets of Stony Creek Commons (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stony Creek Commons Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 27, 1998 on our consideration of Stony Creek Commons Limited Partnership's internal control structure and compliance with laws and regulations.


/s/ Vincent & Voss

January 27, 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Richland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Richland Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1848044, as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richland Elderly Housing, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of the Richland Elderly Housing, Ltd.'s internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Pearson Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Pearson Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1848042, as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pearson Elderly Housing, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of the Pearson Elderly Housing, Ltd.'s internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Lake Park Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lake Park Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1844429, as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Park Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of the Lake Park Apartments, Ltd.'s internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Lakeland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lakeland Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1898054, as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Elderly Housing, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of the Lakeland Elderly Housing, Ltd.'s internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Woodland Terrace Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Woodland Terrace Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1854412, as of December 31, 1997 and 1996, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodland Terrace Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Woodland Terrace Apartments, Ltd.'s internal control structure and its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Manchester Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Manchester Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1845215, as of December 31, 1997 and 1996, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manchester Housing, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998on our consideration of Manchester Housing, Ltd.'s internal control structure and a report dated January 21 1998 n its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Heritage Villas, L.P.
McRae, Georgia

We have audited the accompanying balance sheets of Heritage Villas, L.P. (A Limited Partnership), Federal ID #: 58-1898056, as of December 31, 1997and 1996 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Villas, L.P. as of December 31, 1997and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 2 1998on our consideration of Heritage Villas, L.P.'s internal control structure and its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

February 2 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Crisp Properties, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Crisp Properties, L.P. (A Limited Partnership), Federal ID No.: 58-1910783, as of December 31, 1997and 1996 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crisp Properties, L.P. as of December 31, 1997and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21 1998on our consideration of the Crisp Properties, L.P.'s internal control structure and a report dated January 21 1998 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Blackshear Apartments, L.P., Phase II
Valdosta, Georgia

We have audited the accompanying balance sheets of Blackshear Apartments, L.P., Phase II (A Limited Partnership), Federal ID No.: 58-1925616, as of December 31, 1997and 1996 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackshear Apartments, L.P., Phase II as of December 31, 1997and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21 1998on our consideration of the Blackshear Apartments, L.P.'s internal control structure and a report dated January 21 1998 on it's compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Crawford Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Crawford Rental Housing, L.P. (A Limited Partnership), Federal ID No.: 58-1850761, as of December 31, 1997and 1996 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crawford Rental Housing, L.P. as of December 31, 1997and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21 1998 on our consideration of Crawford Rental Housing, L.P.'s internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Shellman Housing, L.P.
(A Limited Partnership)
Valdosta, Georgia

We have audited the accompanying balance sheets of Shellman Housing, L.P. (A Limited Partnership), Federal ID No.: 58-1917615, as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shellman Housing L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of the Shellman Housing L.P.'s internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Greensboro Properties, L.P., Phase II
Valdosta, Georgia

We have audited the accompanying balance sheets of Greensboro Properties, L.P., Phase II (A Limited Partnership), Federal ID No.: 58-1915804, as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greensboro Properties, L.P., Phase II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of the Greensboro Properties, L.P., Phase II's internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Dawson Elderly, L.P.
Dawson, Georgia

We have audited the accompanying balance sheet of Dawson Elderly, L.P. (A Limited Partnership), Federal ID No.: 58-1966658, as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Elderly, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Dawson Elderly, L.P.'s internal control structure and a report dated January 21, 1998, on it's compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30367
PHONE:  404-892-9651
FAX:  404-876-4328

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Piedmont Development Company
of Lamar County, Ltd., (L.P.)

We have audited the accompanying balance sheets of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD., L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 1998 on our consideration of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD., L.P.'s internal control structure and a report dated February 27, 1998 on its compliance with laws and regulations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD., (L.P.) as of December 31, 1997 and 1996, and the results of its operations, its partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia
February 27, 1998

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sylacauga Heritage Apartments Ltd.
Sylacauga, AL

I have audited the accompanying balance sheets of Sylacauga Heritage Apartments, Ltd., a limited partnership, RHS Project No.: 01-061-631025601 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Heritage Apartments, Ltd., RHS Project No.: 01-061-631025601 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 24, 1998 on my consideration of Sylacauga Heritage Apartments, Ltd., internal control structure and a report dated February 28, 1998 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

February 24, 1998

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Logansport Seniors Apartments, A Louisiana Partnership in Commendam Mansfield, Louisiana

We have audited the accompanying balance sheets of Logansport Seniors Apartments, A Louisiana Partnership in Commendam at December 31, 1997 and December 31, 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logansport Seniors Apartments, A Louisiana Partnership in Commendam at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1998 on our consideration of Logansport Seniors Apartments' internal control structure and a report dated January 22, 1998 on its compliance with laws and regulations.


/s/ Cole, Evans & Peterson
Certified Public Accountants

January 22, 1998

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Tarpon Heights Apartments,
A Louisiana Partnership in Commendam
Mansfield, Louisiana


We have audited the accompanying balance sheets of Tarpon Heights Apartments, A Louisiana Partnership in Commendam at December 31, 1997 and December 31, 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tarpon Heights Apartments, A Louisiana Partnership in Commendam at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1998 on our consideration of Tarpon Height Apartments' internal control structure and a report dated February 4, 1998 on its compliance with laws and regulations.


/s/ Cole, Evans & Peterson

February 4, 1998

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
The Oaks Apartments,
A Louisiana Partnership in Commendam
Mansfield, Louisiana


We have audited the accompanying balance sheets of The Oaks Apartments, A Louisiana Partnership in Commendam at December 31, 1997 and December 31, 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Oaks Apartments, A Louisiana Partnership in Commendam at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1998 on our consideration of The Oaks Apartments, A Louisiana Partnership in Commendam's internal control structure and a report dated February 10, 1998 on its compliance with laws and regulations.


/s/ Cole, Evans & Peterson

February 10, 1998

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sonora Seniors Apartments, Ltd.
Mansfield, Louisiana


We have audited the accompanying balance sheets of Sonora Seniors Apartments, Ltd. at December 31, 1997 and December 31, 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonora Seniors Apartments, Ltd. at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1998 on our consideration of Sonora Seniors Apartments, Ltd.'s internal control structure and a report dated February 4, 1998 on it's compliance with laws and regulations.


/s/ Cole, Evans & Peterson

February 4, 1998

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Fredericksburg Seniors Apartments, Ltd.
Mansfield, Louisiana


We have audited the accompanying balance sheets of Fredericksburg Seniors Apartments, Ltd. at December 31, 1997 and December 31, 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fredericksburg Seniors Apartments, Ltd. at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1998 on our consideration of Fredericksburg Seniors Apartment's internal control structure and a report dated February 9, 1998 on its compliance with laws and regulations.


/s/ Cole, Evans & Peterson

February 9, 1998

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Brackettville Seniors Apartments, Ltd.
Mansfield, Louisiana


We have audited the accompanying balance sheets of Brackettville Seniors Apartments, Ltd. at December 31, 1997 and December 31, 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brackettville Seniors Apartments, Ltd. at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1998 on our consideration of Brackettville Seniors Apartments, LTD.'s internal control structure and a report dated February 4, 1998 on its compliance with laws and regulations.


/s/ Cole, Evans & Peterson

February 4, 1998

Cole, Evans & Peterson
Fifth Floor Travis Place - P.O. Drawer 1768
Shreveport, LA 71166-1768
PHONE:  318-222-8367
FAX:  318-425-4101

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Timpson Seniors Apartments, Ltd.
Mansfield, Louisiana


We have audited the accompanying balance sheets of Timpson Seniors Apartments, Ltd. at December 31, 1997 and December 31, 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timpson Seniors Apartments, Ltd. at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1998 on our consideration of Timpson Seniors Apartments' internal control structure and a report dated February 3, 1998 on its compliance with laws and regulations.


/s/ Cole, Evans & Peterson

February 3, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Charleston Properties, A Limited Partnership
D/B/A Wingate Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of CHARLESTON PROPERTIES, A LIMITED PARTNERSHIP, D/B/A WINGATE APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CHARLESTON PROPERTIES, A LIMITED PARTNERSHIP, D/B/A WINGATE APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1998, on our consideration of the internal control structure of CHARLESTON PROPERTIES, A LIMITED PARTNERSHIP, D/B/A WINGATE APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Sallisaw Properties II, A Limited Partnership
D/B/A Mayfair Place II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SALLISAW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE II APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SALLISAW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE II APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 19, 1998, on our consideration of the internal control structure of SALLISAW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE II APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Pocola Properties, A Limited Partnership
D/B/A North Gate Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of POCOLA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A NORTH GATE APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POCOLA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A NORTH GATE APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1998, on our consideration of the internal control structure of POCOLA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A NORTH GATE APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Poteau Properties II, A Limited Partnership
D/B/A North Pointe Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of POTEAU PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A NORTH POINTE APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POTEAU PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A NORTH POINTE APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1998, on our consideration of the internal control structure of POTEAU PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A NORTH POINTE APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Nowata Properties, A Limited Partnership
D/B/A Cross Creek II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of NOWATA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A CROSS CREEK II APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NOWATA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A CROSS CREEK II APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 19, 1998, on our consideration of the internal control structure of NOWATA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A CROSS CREEK II APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Sallisaw Properties , A Limited Partnership
D/B/A Mayfair Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SALLISAW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SALLISAW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1998, on our consideration of the internal control structure of SALLISAW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Roland Properties II, A Limited Partnership
D/B/A Woodland Hills II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of ROLAND PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A WOODLAND HILLS II APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLAND PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A WOODLAND HILLS II APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1998, on our consideration of the internal control structure of ROLAND PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A WOODLAND HILLS II APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Stilwell Properties, A Limited Partnership
D/B/A Skywood Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of STILWELL PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SKYWOOD APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STILWELL PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SKYWOOD APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1998, on our consideration of the internal control structure of STILWELL PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SKYWOOD APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Stilwell Properties II, A Limited Partnership
D/B/A Skywood II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of STILWELL PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A SKYWOOD II APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STILWELL PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A SKYWOOD II APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1998, on our consideration of the internal control structure of STILWELL PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A SKYWOOD II APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Westville Properties, A Limited Partnership
D/B/A Greystone Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of WESTVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A GREYSTONE PLACE APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WESTVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A GREYSTONE PLACE APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1998, on our consideration of the internal control structure of WESTVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A GREYSTONE PLACE APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Mill Creek Properties V, A Limited Partnership
D/B/A Mill Creek Apartments V
Fort Smith, Arkansas

We have audited the accompanying balance sheets of MILL CREEK PROPERTIES V, A LIMITED PARTNERSHIP, D/B/A MILL CREEK APARTMENTS V as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MILL CREEK PROPERTIES V, A LIMITED PARTNERSHIP, D/B/A MILL CREEK APARTMENTS V as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1998, on our consideration of the internal control structure of MILL CREEK PROPERTIES V, A LIMITED PARTNERSHIP, D/B/A MILL CREEK APARTMENTS V and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 19, 1998

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Parsons Properties, A Limited Partnership
D/B/A Silver Stone Place
Fort Smith, Arkansas

We have audited the accompanying balance sheets of PARSONS PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SILVER STONE PLACE as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PARSONS PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SILVER STONE PLACE as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1998, on our consideration of the internal control structure of PARSONS PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SILVER STONE PLACE and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 19, 1998

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Inverness Club, Ltd., L.P.
(A Georgia Limited Partnership)
Valdosta,  Georgia

We have audited the accompanying balance sheets of Inverness Club, Ltd., L.P. (A Georgia Limited Partnership), FmHA Project No.: 09-009-581808620, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inverness Club, Ltd., L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1998 on our consideration of Inverness Club, Ltd., L.P.'s internal control structure and a report dated January 19, 1998 on its compliance with laws and regulations.


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 19, 1998

Reznick, Fedder & Silverman
P.O. Box 501298
Atlanta, GA 31150-1298
PHONE:  770-844-0644
FAX:  770-844-7363

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Carrollton Club, Ltd., L.P.

We have audited the accompanying balance sheets of Carrollton Club, Ltd., L.P., RHS Project No.: 10-22-58188314, as of December 31, 1997 and 1996,
and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Club, Ltd., L.P., RHS Project No.: 10-22-58188314, as of December 31, 1997 and 1996,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 20, 1998 on our consideration of Carrollton Club, Ltd., L.P.'s internal control structure and on its compliance with laws and regulations.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia

January 22, 1998

Grana & Teibel, CPAs, P.C.
300 Corporate Parkway, Suite 116 North
Amherst, NY 14226
PHONE:  716-862-4270
FAX:  716-862-0007

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To The Partners of
Lewiston Limited Partnership
Case No. 37-32-161349932 and
RECD Housing Director
166 Washington Avenue
Batavia, New York 14020

We have audited the accompanying balance sheets of Lewiston Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewiston Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1998 on our consideration of Lewiston Limited Partnership's internal control structure and a report dated January 22, 1998 on its compliance with laws and regulations.


/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants

January 22, 1998

VanRheenen & Miller, Ltd. CPA
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Lancaster House, An Arkansas Limited Partnership
D/B/A Pebble Creek Apartments
321 East 4th Street
Mountain Home,  AR  72653

We have audited the accompanying balance sheet of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments, as of December 31, 1997 and 1996, and the related statements of income, changes in owners' equity, and cash flows for the years then ended. These financial statements and the supplemental financial information referred to above are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 13, 1998 on our consideration of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments' internal control structure and a report dated February 13, 1998 on its compliance with laws and regulations.

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

February 13 1998

Leavitt, Christensen & Co.
960 Broadway Avenue, Suite 505
Boise, ID 83706
PHONE:  208-336-8666
FAX:  208-336-8741

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Managing General Partner
Haines Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Haines Associates Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haines Associates Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 9, 1998 on our consideration of Haines Associates Limited Partnership's internal control structure and on its compliance with laws and regulations.

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

February 9, 1998

Oscar N. Harris Associates, P.A.
100 East Cumberland Street
Dunn, NC 28334
PHONE:  910-892-1021
FAX:  910-892-6084

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Woodcrest Associates of South Boston,  VA, LTD.
Charlotte, North Carolina

We have audited the accompanying balance sheets of Woodcrest Associates of South Boston, VA, LTD. as of December 31, 1997 and 1996, and the related statements of partners' capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcrest Associates of South Boston, VA, LTD. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1998 on our consideration of Woodcrest Associates of South Boston, VA, LTD's internal control structure and a report dated February 6, 1998 on its compliance with laws and regulations.


/s/ Oscar N. Harris Associates, P.A.
Certified Public Accountants

February 6, 1998

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Norton Green Limited Partnership

I have audited the accompanying balance sheets of Norton Green Limited Partnership, D/B/A Norton Green Apartments, as of December 31, 1997 and 1996, and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States .and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norton Green Limited Partnership, D/B/A Norton Green Apartments as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on paged 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Norton Green Limited Partnership's internal control structure and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 18, 1998

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Jonesville Manor Limited Partnership

I have audited the accompanying balance sheets of Jonesville Manor Limited Partnership, D/B/A Jonesville Manor Apartments, as of December 31, 1997 and 1996, and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jonesville Manor Limited Partnership, D/B/A Jonesville Manor Apartments as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Jonesville Manor Limited Partnership's internal control structure and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Bristol, Virginia

February 18, 1998

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Blacksburg Terrace Limited Partnership

I have audited the accompanying balance sheets of Blacksburg Terrace Limited Partnership, D/B/A Blacksburg Terrace Apartments, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blacksburg Terrace Limited Partnership, D/B/A Blacksburg Terrace Apartments, of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Blacksburg Terrace Limited Partnership's internal control structure and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants
Bristol, Virginia

February 18, 1998

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Newport Village Limited Partnership

I have audited the accompanying balance sheets of Newport Village Limited Partnership of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Village Limited Partnership of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Newport Village Limited Partnership's internal control structure and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants
Bristol, Virginia

February 18, 1998

Lou Ann Montey & Associates
2404 Rutland, Suite 104
Austin, TX 78758
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Zapata Housing, Ltd.
(A Texas Limited Partnership)
Burnet, TX

We have audited the accompanying balance sheets of Zapata Housing, Ltd. (A Texas Limited Partnership), as of December 31, 1997 and 1996, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zapata Housing, Ltd.- (A Texas Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 1998 on our consideration of the internal control structure of Zapata Housing, Ltd.- (A Texas Limited Partnership) and a report dated January 14, 1998 on its compliance with laws and regulations.


/s/ Lou Anne Montey & Associates
Certified Public Accountants
Austin, Texas

January 14, 1998

Lou Anne Montey & Associates
2404 Rutland, Suite 104
Austin, TX 78758
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sinton Retirement, Ltd.
(A Texas Limited Partnership)
Burnet, TX

We have audited the accompanying balance sheets of Sinton Retirement, Ltd. (A Texas Limited Partnership), as of December 31, 1997 and 1996, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinton Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 1998 on our consideration of the internal control structure of Sinton Retirement, Ltd.- (A Texas Limited Partnership) and a report dated January 14, 1998 on its compliance with laws and regulations.


/s/ Lou Anne Montey & Associates
Certified Public Accountants
Austin, Texas

January 14, 1998

Gubler and Carter, P.C.
7001 South 900 East, Suite 240
Midvale, UT 84047
PHONE:  801-566-5866
FAX:  801-561-8693

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Smithfield Greenbriar Limited Partnership

We have audited the accompanying balance sheets of Smithfield Greenbriar Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smithfield Greenbriar Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 3, 1998 on our consideration of Smithfield
Greenbriar Limited Partnership's internal control and on its compliance with laws and regulations.

Our audits were conducted for the purposes of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 13 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Smithfield Greenbriar Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Gubler and Carter, P.C.
Certified Public Accountants
Salt Lake City, Utah

February 3, 1998

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Mountain Crest Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Mountain Crest Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Crest Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 9, 1998 on our consideration of Mountain Crest Limited Partnership's internal control structure and its compliance with laws and regulations.

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

February 9, 1998

Berberich, Trahan and Co., P.A.
800 S.W. Jackson St., Suite 1300
Topeka, KS 66612
PHONE:  913-234-3427
FAX:  913-233-1768

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Eudora Senior Housing, L.P.

We have audited the accompanying balance sheet of Pinecrest Apartments II, FmHA Project No. 18-023-481065040 (wholly-owned by Eudora Senior Housing, L.P., a limited Partnership) as of December 31, 1997 and 1996, and the related statements of profit and loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinecrest Apartments II, FmHA Project No. 18-023-481065040, as of December 31, 1997 and 1996 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1998 on our consideration of Pinecrest Apartments II's internal control structure and a report dated January 15, 1998 on its compliance with laws and regulations applicable to the financial statements.


Berberich, Trahan and Co., P.A.
Certified Public Accountants

Topeka, Kansas
January 15, 1998
Audit Principal: Virginia A. Powell
IA Federal ID Number: 48-1066439

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Spring Hill Housing, L.P. (A Limited Partnership)
D/B/A Spring Hill Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SPRING HILL HOUSING, L.P., A LIMITED PARTNERSHIP, D/B/A SPRING HILL APARTMENTS as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the U.S. Comptroller General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPRING HILL HOUSING, L.P., A LIMITED PARTNERSHIP, D/B/A SPRING HILL APARTMENTS as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1998, on our consideration of the internal control structure of SPRING HILL HOUSING, L.P., A LIMITED PARTNERSHIP, D/B/A SPRING HILL APARTMENTS and on its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA

February 19, 1998

Charles Bailly & Co.
100 North Phillips, Suite 800
Sioux Falls, SD 57102
PHONE:  605-339-1999
FAX:  605-339-1306

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sunchase II, Ltd.
Watertown, SD

We have audited the accompanying balance sheets of Sunchase II, Ltd. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunchase II, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1998 on our consideration of Sunchase II, Ltd.s internal control structure and a report dated February 6, 1998 on its compliance with laws and regulations.


/s/ Charles Bailly & Co.
Certified Public Accountants
Sioux Falls, South Dakota
February 6, 1998

Charles Bailly & Co.
100 North Phillips, Suite 800
Sioux Falls, SD 57102
PHONE:  605-339-1999
FAX:  605-339-1306

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Courtyard, Ltd.
Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1998 on our consideration of Courtyard, Ltd.'s internal control structure and a report dated February 5, 1998 on its compliance with laws and regulations.


/s/ Charles Bailly & Co.
Certified Public Accountants
Sioux Falls, South Dakota
February 5, 1998

Charles Bailly & Co.
100 North Phillips, Suite 800
Sioux Falls, SD 57102
PHONE:  605-339-1999
FAX:  605-339-1306

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sunrise, Ltd.
Yankton, South Dakota

We have audited the accompanying balance sheets of Sunrise Ltd. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1998 on our consideration of Sunrise, Ltd.'s internal control structure and a report dated February 9, 1998 on its compliance with laws and regulations.


/s/ Charles Bailly & Co.
Sioux Falls, South Dakota
February 9, 1998

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the General Partners of
Southwood, L.P.:

We have audited the accompanying balance sheets of Southwood, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1998 on the Partnership's compliance and internal control over financial reporting.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

February 3, 1998

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Hazlehurst Manor, L.P.
Hazlehurst, Mississippi

I have audited the accompanying balance sheets of Hazlehurst Manor L.P., a limited partnership, RD Case No.: 28-015-640803081 as of December 31, 1996 and the related statements of income, project equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Hazlehurst Manor, L.P. as of December 31, 1995 were audited by other auditors whose report dated February 19, 1996 expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hazlehurst Manor, L.P., RD Case No.: 28-015-640803081 as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information, including separate reports on compliance with laws and regulations and on internal controls, is presented for the purposes of additional analysis and is not a required part of the financial statements of Hazlehurst Manor, L.P.. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/s/ Donald W. Causey, CPA, P.C.
February 23, 1997

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Lakeshore Apartments Ltd.
Tuskegee, AL

I have audited the accompanying balance sheets of Lakeshore Apartments, Ltd., a limited partnership, RHS Project No.: 01-044-631014228 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore Apartments, Ltd., RHS Project No.: 01-044-631014228 as of December 31, 1997 and 1996,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 24, 1998 on my consideration of Lakeshore Apartments, Ltd., internal control structure and a report dated February 24, 1998 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

February 24, 1998

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Countrywood Apartments Ltd.
Centerville, Alabama

I have audited the accompanying balance sheets of Countrywood Apartments, Ltd., a limited partnership, RHS Project No.: 01-004-630943678 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countrywood Apartments, Ltd., RHS Project No.: 01-004-630943678 as of December 31, 1997 and 1996,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 24, 1998 on my consideration of Countrywood
Apartments, Ltd., internal control structure and a report dated February 24, 1998 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

February 24, 1998

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Wildwood Apartments Ltd.
Pineville, Louisiana

I have audited the accompanying balance sheets of Wildwood Apartments, Ltd., a limited partnership, RHS Project No.: 22-040-630954515 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Apartments, Ltd., RHS Project No.: 22-040-630954515 as of December 31, 1997 and 1996,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 25, 1998 on my consideration of Wildwood Apartments, Ltd., internal control structure and a report dated February 25, 1998 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

February 25, 1998

Donald W. Causey, CPA, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  205-543-3707
FAX:  205-543-9800
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Meadowcrest Apartments Ltd.
Luverne, Alabama

I have audited the accompanying balance sheets of Meadowcrest Apartments, Ltd., a limited partnership, RHS Project No.: 01-021-631047203 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowcrest Apartments, Ltd., RHS Project No.: 01-021-631047203 as of December 31, 1997 and 1996,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1997 and 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 25, 1998 on my consideration of Meadowcrest
Apartments, Ltd., internal control structure and a report dated February 25, 1998 on its compliance with laws and regulations.


/s/ Donald W. Causey, CPA, P.C.

February 25, 1998

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Seneca Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Seneca Apartments, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seneca Apartments, L.P. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our reports dated February 28, 1998 on our consideration of Seneca Apartments, L.P.'s internal control structure and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 1998

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Carthage Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Carthage Seniors, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Seniors, L.P. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 28, 1998 on our consideration of Carthage Seniors, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 1998

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Southwest City Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Southwest City Apartments, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest City Apartments, L.P. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 28, 1998 on our consideration of Southwest City Apartments, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 1998

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Pineville Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Pineville Apartments, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pineville Apartments, L.P. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 28, 1998 on our consideration of Pineville
Apartments, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 1998

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Monett Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Monett Seniors, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monett Seniors, L.P. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 28, 1998 on our consideration of Monett Seniors, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 1998

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Columbus Seniors, L.P.
Joplin, Missouri


We have audited the accompanying balance sheets of Columbus Seniors, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Seniors, L.P. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 28, 1998 on our consideration of Columbus Seniors, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28,1998

Turk & Giles, CPAs, P.C.
1823 East 20th  -  P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Arma Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Arma Seniors, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arma Seniors, L.P. (A Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 28, 1998 on our consideration of Arma Seniors, L.P.'s internal control and on its compliance with laws and regulations.


/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 1998

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Yorkshire Retirement Village:

I have audited the accompanying balance sheet of Yorkshire Retirement Village, (An Oklahoma Limited Partnership) as of December 31, 1997 and 1996, and the related statement of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yorkshire Retirement Village as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements take as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information, The Schedule of Maintenance Expenses has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, if fairly stated in all material respects in relation to the basic financial statements taken as a whole,

In accordance with Government Auditing Standards, I have also issued a report dated March 27, 1998 on my consideration of Yorkshire Retirement Village's internal control structure and a report dated March 27, 1998 on its compliance with laws and regulations.


/s/ Suellen Doubet, CPA
Wagoner, OK  74467
March 27, 1998

Chester Kearney, CPA
12 Dyer Street
Presque Isle, ME 04769-1550
PHONE:  207-764-3171
FAX:  207-764-6362

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Rural Development Group
(d/b/a Ashland Estates
Caribou, Maine

We have audited the accompanying balance sheets of Rural Development Group, d/b/a Ashland Estates, (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Rural Development Group, d/b/a Ashland Estates as of December 31, 1997 and 1996, and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 24, 1998 on our consideration of Rural Development Group, d/b/a Ashland Estates' internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.


/s/ Chester Kearney, CPA
Presque Isle, Maine
February 24, 1998

Richard A. Strauss
1310 Lady Street, 9th Floor
Columbia, SC 29201
PHONE:  803-779-7472
FAX:  803-252-6171

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Scarlett Oaks Limited Partnership
Lexington, South Carolina

I have audited the accompanying balance sheet of Scarlett Oaks Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, expense and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Scarlett Oaks Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scarlett Oaks Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 4, 1998, on my consideration of Scarlett Oaks Limited Partnership's internal control and a report dated February 4, 1998 on its compliance with laws and regulations.

This report is intended for the information of management and the Department of Agriculture, Rural Economic and Community Development. However, this report is a matter of public record and its distribution is not limited.

Respectfully submitted,


/s/ Richard A. Strauss, CPA
Certified Public Accountants
Columbia, South Carolina
February 4, 1998

Reznick, Fedder & Silverman
P.O. Box 501298
Atlanta, GA 31150-1298
PHONE:  770-844-0644
FAX:  770-844-7363

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Brookshill Apartments, L.P.

We have audited the accompanying balance sheets of Brookshill Apartments L.P., RHS Project No.: 10-061-581953696, as of December 31, 1997 and 1996,
and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brookshill Apartments L.P., RHS Project No.: 10-061-581953696, as of December 31, 1997 and 1996,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated February 6, 1998 on our consideration of Brookshill
Apartments, L.P.'s internal control structure and on its compliance with laws and regulations.


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia
February 6, 1998

K.B. Parrish & Company
151 North Delaware Street, Suite 1600
Indianapolis, IN 46204
PHONE:  317-269-2455
FAX:  317-269-2464

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Village Apartments of Seymour II, L.P.
(A Limited Partnership)

We have audited the accompanying balance sheets of Village Apartments of Seymour II, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, changes in partnership capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Apartments of Seymour II, L.P. at December 31, 1997 and 1996, and the results of its operations, changes in partnership capital (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 1998 on our consideration of the partnership's internal control structure and a report dated January 12, 1998 on its compliance with laws and regulations.

Respectfully submitted,

/s/ K.B. Parrish & Company
Certified Public Accountants
January 12, 1998

Scheiner, Mister & Grandizio, P.A.
1301 York Road, Suite 705
Lutherville, MD 21093
PHONE:  410-494-0885
FAX:  410-321-9024

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Frazer Elderly Limited Partnership
Reisterstown, Maryland

We have audited the accompanying balance sheets of Frazer Elderly Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frazer Elderly Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1998 on our consideration of the Partnership's internal control structure and a report dated January 13, 1998 on its compliance with laws and regulations.


/s/ Scheiner, Mister & Grandizio, P.A.
Certified Public Accountants

January 13, 1998

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Bryan Senior Village Limited Partnership
(A Limited Partnership)
DBA Plaza Senior Village Apartments
Mansfield, OH

We have audited the accompanying balance sheets of Bryan Senior Village Limited Partnership (A Limited Partnership), DBA Plaza Senior Village Apartments, FmHA Case No. 41-086-341561720, as of December 31, 1997 and 1996, and the related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bryan Senior Village Limited Partnership (A Limited Partnership), DBA Plaza Senior Village Apartments, FmHA Case No. 41-086-341561720, at December 31, 1997 and 1996, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1998 on our consideration of Bryan Senior Village Limited Partnership's internal control structure and a report dated January 16, 1998 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio
January 16, 1998

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Brubaker Square Limited Partnership
(A Limited Partnership)
DBA Brubaker Square Apartments
Mansfield, OH

We have audited the accompanying balance sheets of Brubaker Square Limited Partnership (A Limited Partnership), DBA Brubaker Square Apartments, FmHA Case No. 41-092-341561718, as of December 31, 1997 and 1996, and the
related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brubaker Square Limited Partnership (A Limited Partnership), DBA Brubaker Square Apartments, FmHA Case No. 41-092-341561718, at December 31, 1997 and 1996, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1998 on our consideration of Brubaker Square Limited Partnership's internal control structure and a report dated January 16, 1998 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio
January 16, 1998

Larry C. Stemen CPA & Associates
380 South Fifth Street, The Americana - Suite 1
Columbus, OH 43215
PHONE:  614-224-0955
FAX:  614-224-0971

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Villa Allegra Limited Partnership
(A Limited Partnership)
DBA Villa Allegra Apartments
Mansfield, OH

We have audited the accompanying balance sheets of Villa Allegra Limited Partnership (A Limited Partnership), DBA Villa Allegra Apartments, FmHA Case No. 41-054-341561716, as of December 31, 1997 and 1996, and the
related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa Allegra Limited Partnership (A Limited Partnership), DBA Villa Allegra Apartments, FmHA Case No. 41-054-341561716, at December 31, 1997 and 1996, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1998 on our consideration of Villa Allegra Limited Partnership's internal control structure and a report dated January 16, 1998 on its compliance with specific requirements applicable to Rural Development Services programs.


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio
January 16, 1998

Fentress, Dunbar, & Brown, CPA's, LLC
6660 North High Street, Suite 3F
Worthington, OH  43085
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Logan Place Limited Partnership
(A Limited Partnership)
DBA Logan Place Apartments
Mansfield, Ohio

We have audited the accompanying balance sheets of Logan Place Limited Partnership (A Limited Partnership), DBA Logan Place Apartments, FmHA Case No. 41-037-341643639, as of December 31, 1997 , and the related income statement, changes in partners' equity (deficit) and cash flows for the year then ended These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Logan Place Limited Partnership as of December 31, 1996, were audited by other auditors whose report dated January 15, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing Standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration 'Audit Program' issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Place Limited Partnership (A Limited Partnership), DBA Logan Place Apartments, FmHA Case No. 41-037-341643639, at December 31, 1997, and the results of its operations, changes in partners' equity (deficit),and cash flows for the year then ended in conformity with generally accepted accounting principles.


In accordance with Government Auditing Standards, we have also issued a report dated January 12, 1998 on our consideration of Logan Place Limited Partnership's internal control structure and a report dated January 12, 1998 on its compliance with specific requirements applicable to Rural Development Services programs.


Fentress, Dunbar & Brown, CPA's, LLC
Certified Public Accountants
Worthington, Ohio
January 12, 1998

Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Flagler Beach Villas RRH, Ltd.

We have audited the accompanying basic financial statements of Flagler Beach Villas RRH, Ltd. as of and for the years ended December 31, 1997 and 1996, as listed in the table of contents. These basic financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Flagler Beach Villas RRH, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1998 on our consideration of Flagler Beach Villas R.R.H., Ltd.'s internal control over financial reporting and our tests of its compliance with laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 10 to 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. The information on pages 10 to 15 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 16, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.

/s/ Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
Certified Public Accountants

February 2, 1998

Smith, Lambright & Assoc.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Elkhart Apartments Limited
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of the Elkhart Apartments Limited as of December 31, 1997 and 1996, and the related Statements of Income and Expenses, Changes in Partners's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Elkhart Apartments Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elkhart Apartments Limited as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1998 on our consideration of Elkhart Apartments Limited's internal control over financial reporting and our test of its compliance with certain laws, regulations, contracts and grants.

Our audit was performed for the purpose of forming an opinion on the financial statements of the Elkhart Apartments Limited, taken as a whole. The accompanying supplemental letter is presented for purposes of additional analysis as required by the U.S. Department of Agriculture, Rural Development Agency, and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/ Smith, Lambright & Assoc.
Certified Public Accountants

February 17, 1998

Smith, Lambright & Assoc.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
South Timber Ridge Apartments, Ltd.
700 South Palestine
Athens, TX

We have audited the accompanying Balance Sheet of South Timber Ridge Apartments, Ltd. as of December 31, 1997 and 1996, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of South Timber Ridge Apartments, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in al material respects, the financial position of South Timber Ridge Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 13, 1998 on our consideration of South Timber Ridge Apartments, Ltd.'s internal control over financial reporting and our test of its compliance with certain laws, regulations, contracts and grants.

Our audit was performed for the purpose of forming an opinion on the financial statements of South Timber Ridge Apartments, Ltd., taken as a whole. The accompanying supplemental letter is presented for purposes of additional analysis as required by the U.S. Department of Agriculture, Rural Development Agency, and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Smith, Lambright & Assoc.
Certified Public Accountants

February 13, 1998

Smith, Lambright & Assoc.
P.O. Box 912 - 505 E. Tyler
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Heritage Drive South, Limited
700 South Palestine
Athens, TX

We have audited the accompanying Balance Sheet of Heritage Drive South, Limited as of December 31, 1997 and 1996, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Heritage Drive South, Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Drive South, Limited as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1998 on our consideration of Heritage Drive South, Limited's internal control over financial reporting and our tests of its compliance with laws, regulations, contracts and grants.

Our audit was performed for the purpose of forming an opinion on the financial statements of Heritage Drive South, Limited, taken as a whole.. The accompanying supplemental letter is presented for purposes of additional analysis as required by the U.S. Department of Agriculture, Rural Development Agency, and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects, in relation to the financial statements taken as a whole.


/s/ Smith, Lambright & Assoc.
Certified Public Accountants

February 6, 1998

Miller, Mayer, Sullivan & Stevens
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  606-223-3095
FAX:  606-223-2143

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Goodwater Falls, Ltd.

We have audited the accompanying balance sheets of Goodwater Falls, Ltd. (A Limited Partnership) Case No. 20-067-621424606 as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodwater Falls, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 2, 1998 on our consideration of Goodwater Falls, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ Miller, Mayer, Sullivan & Stevens
Certified Public Accountants
Lexington, Kentucky

February 2, 1998

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE  512-338-0044
FAX  512-338-5395

                         INDEPENDENT  AUDITORS'  REPORT
                         ----------------------------

To The Partners
Frankston Retirement, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheet of Frankston Retirement Ltd.- (A Texas Limited Partnership) as of December 31, 1997, and the related statement of income (loss), partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Generally Accepted Auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Frankston Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1998, on our consideration of the internal control structure of Frankston Retirement, Ltd. - (A Texas Limited Partnership) and a report dated January 26, 1998, on its compliance with laws and regulations.

The financial statements for the year ended December 31, 1996, were compiled by us, and our report thereon, dated February 12, 1997, stated we did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assurance on them.


Lou Ann Montey and Associates, P.C.
Austin, Texas

January 26, 1998

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX   78759
PHONE  512-338-0044
FAX  512-338-5395

                         INDEPENDENT  AUDITORS'  REPORT
                         -----------------------------

To The Partners
Wallis Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheet of Wallis Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 1997, and the related statement of income (loss), partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Generally Accepted Auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Wallis Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1998, on our consideration of the internal control structure of Wallis Housing, Ltd. - (A Texas Limited Partnership) and a report dated January 27, 1998, on its compliance with laws and regulations.

The financial statements for the year ended December 31, 1996, were compiled by us, and our report thereon, dated February 9, 1997, stated we did not audit or review these financial statements and, accordingly, expressed no opinion or other form of assurance on them.


Lou Ann Montey and Associates, P.C.
Austin, Texas

January 27, 1998

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin,  TX   78759
PHONE  512-338-0044
FAX  512-338-5395

                         INTERNAL  AUDITORS' REPORT
                         -------------------------

To The Partners
Menard Retirement, Ltd. - (A Texas Limited Partnership)
Burnet,  Texas

We have audited the accompanying balance sheet of Menard Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 1997 and the related statement of income (loss), partners' equity and cash flows for the year ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Generally Accepted Auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Menard Retirement, Ltd.
- (A Texas Limited Partnership) as of December 31, 1977 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1998, on our consideration of the internal control structure of Menard Retirement, Ltd. - (A Texas Limited Partnership) and a report dated January 28, 1998, on its compliance with laws and regulations.

The financial statements for the year ended December 31, 1996, were compiled by us, and our report thereon, dated February 12, 1997, stated we did not audit or review those financial statements and, accordingly, expressed no opinion or other form of assurance on them.



Lou Ann Montey and Associates, P.C.
Austin,  Texas

January 28, 1998

Bob T. Robinson, CPA
2084 Dunbarton Drive
Jackson, Mississippi  39216
PHONE..601-982-3875

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------

To the Partners of
Hazlehurst Manor, L.P.
Hazlehurst, Mississippi

I have audited the accompanying balance sheet of Hazlehurst Manor, L.P. (RD Case number 28-015-640803081), as of December 31, 1997 and the related statements of income, project equity, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Hazlehurst Manor, L.P. as of December 31, 1996 were audited by other auditors whose report dated February 19, 1997 expressed an unqualified opinion on those statements.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hazlehurst Manor, L.P. as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information, including separate reports on compliance with laws and regulations and on internal controls, is presented for the purposes of additional analysis and is not a required part of the financial statements of Hazlehurst Manor, L.P.. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

Bob T. Robinson, CPA
February 23, 1998

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

  Ronald M. Diner, age 54, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

  Alan L. Weiner, age 37, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1983. Mr. Weiner earned an MBA from the Wharton Business School (1983) and is a Phi Beta Kappa graduate of the University of Florida (1981), where he received a BS with high honors.

  J. Davenport Mosby, age 42, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa. Mr. Mosby is the head of the real estate investment banking group and the Limited Partnership Trading Desk.

  Teresa L. Barnes, age 51, is a Vice President. Ms. Barnes is a Senior Vice President of Raymond James & Associates, Inc., which she joined in 1969.

  Sandra L. Furey, age 35, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Neither of the General Partners nor their directors and officers own any units of the outstanding securities of Gateway as of March 31, 1998.

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

 For the years ended March 31, 1998, 1997 and 1996 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

 Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                         1998               1997                1996
                         ----               ----                ----
Series 2                   $  68,773          $  68,889           $  68,998
Series 3                      63,645             63,792              63,927
Series 4                      78,133             78,270              78,384
Series 5                      96,663             96,844              97,010
Series 6                     107,120            107,403             107,665
                        ------------         ----------          ----------
Total                      $ 414,334          $ 415,198           $ 415,987
                        ============         ==========          ==========


 General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
                         1998               1997                1996
                         ----               ----                ----
Series 2                    $  8,267           $  6,792            $  6,812
Series 3                       8,481              7,102               7,104
Series 4                      10,693              8,953               8,978
Series 5                      13,274             11,114              11,144
Series 6                      14,012             11,732              11,765
                           ---------          ---------           ---------
                            $ 54,727           $ 45,693            $ 45,803
Total                      =========          =========           =========

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

 (3) Exhibit Index -
 The following are included with Form S-11, Registration No. 33-31821 and amendments and supplements thereto previously filed with the Securities and Exchange Commission.


Table
Number
1.1      Form   of   Dealer   Manager  Agreement,   including
         Soliciting Dealer Agreement
1.2 Escrow Agreement between Gateway Tax Credit Fund II Ltd. and Southeast Bank, NA
3.1      The  form of Partnership Agreement of the Partnership
         is included as Exhibit "A" to the Prospectus
3.1.1    Certificate  of  Limited  Partnership  of  Gateway   Tax
         Credit Fund II Ltd.
3.1.2 Amendment to Certificate of Limited Partnership of Gateway Tax Credit Fund II Ltd.
3.2      Articles  of Incorporation of Raymond James Partners,
         Inc.
3.2.1    Bylaws of Raymond James Partners, Inc.
3.3      Articles of Incorporation of Raymond James Tax Credit
         Funds, Inc.
3.3.1    Bylaws of Raymond James Tax Credit Funds, Inc.
3.4      Amended and Restated Agreement of Limited Partnership
         of Nowata Properties, An Oklahoma Limited Partnership
3.5      Amended and Restated Agreement of Limited Partnership
         of   Poteau   Properties   II,   An   Oklahoma   Limited
         Partnership
3.6      Amended and Restated Agreement of Limited Partnership
         of Sallisaw Properties, An Oklahoma Limited Partnership
3.7      Amended and Restated Agreement of Limited Partnership
         of Waldron Properties, An Arkansas Limited Partnership
3.8      Amended and Restated Agreement of Limited Partnership
         of   Roland   Properties   II,   An   Oklahoma   Limited
         Partnership
3.9      Amended and Restated Agreement of Limited Partnership
         of Stilwell Properties, An Oklahoma Limited Partnership
3.10 Amended and Restated Agreement of Limited Partnership of Birchwood Apartments Limited Partnership
3.11     Amended  and  Restated Agreement of Limited  Partnership
         of Sunchase II, Ltd.
3.12 Amended and Restated Agreement of Limited Partnership of Hornellsville Apartments
3.13 Amended and Restated Agreement of Limited Partnership of CE McKinley II Limited Partnership
3.14 Amended and Restated Agreement of Limited Partnership of Hartwell Family, Ltd., L.P.
3.15 Amended and Restated Agreement of Limited Partnership of Deerfield II Ltd., L.P.
3.16 Amended and Restated Agreement of Limited Partnership of Claxton Elderly, Ltd., L.P.
3.17 Amended and Restated Agreement of Limited Partnership of Inverness Club, Ltd., L.P.
3.18     Amended  and  Restated Agreement of Limited  Partnership
         of Lake Park Ltd., L.P.
3.19 Amended and Restated Agreement of Limited Partnership of Lakeland Elderly Apartments, Ltd., L.P.
3.20 Amended and Restated Agreement of Limited Partnership of Mt. Vernon Elderly Housing, Ltd., L.P.
3.21 Amended and Restated Agreement of Limited Partnership of Pearson Elderly Housing, Ltd., L.P.
3.22 Amended and Restated Agreement of Limited Partnership of Woodland Terrace Apartments, Ltd., L.P.
3.23 Amended and Restated Agreement of Limited Partnership of Richland Elderly Housing, Ltd., L.P.
3.24 Amended and Restated Agreement of Limited Partnership of Lakeshore Apartments Limited Partnership
3.25 Amended and Restated Agreement of Limited Partnership of Lewiston Limited Partnership
3.26 Amended and Restated Agreement of Limited Partnership of Springwood Apartments Limited Partnership
3.27 Amended and Restated Agreement of Limited Partnership of Cherrytree Apartments Limited Partnership
3.28 Amended and Restated Agreement of Limited Partnership of Charleston Properties, An Arkansas Limited Partnership
3.29 Amended and Restated Agreement of Limited Partnership of Sallisaw Properties II, An Oklahoma Limited Partnership
3.30 Amended and Restated Agreement of Limited Partnership of Pocola Properties, An Oklahoma Limited Partnership
3.31 Amended and Restated Agreement of Limited Partnership of Prairie Apartments Limited Partnership
3.32 Amended and Restated Agreement of Limited Partnership of Manchester Housing, Ltd., L.P.
3.33 Amended and Restated Agreement of Limited Partnership of Sylacauga Heritage Apartments, Ltd.
3.34 Amended and Restated Agreement of Limited Partnership of Durango C.W.W. Limited Partnership
3.35 Amended and Restated Agreement of Limited Partnership of Alsace Village Limited Partnership
3.36 Amended and Restated Agreement of Limited Partnership of Seneca Apartments, L.P.
3.37 Amended and Restated Agreement of Limited Partnership of Westville Properties, a Limited Partnership
3.38 Amended and Restated Agreement of Limited Partnership of Stilwell Properties II, Limited Partnership
3.39 Amended and Restated Agreement of Limited Partnership of Wellsville Senior Housing, L.P.
3.40 Amended and Restated Agreement of Limited Partnership of Spring Hill Senior Housing, L.P.
3.41 Amended and Restated Agreement of Limited Partnership of Eudora Senior Housing, L.P.
3.42 Amended and Restated Agreement of Limited Partnership of Smithfield Greenbriar Limited Partnership
3.43 Amended and Restated Agreement of Limited Partnership of Tarpon Heights Apartments, A Louisiana Partnership in Commendam
3.44 Amended and Restated Agreement of Limited Partnership of Oaks Apartments, A Louisiana Partnership in Commendam
3.45 Amended and Restated Agreement of Limited Partnership of Countrywood Apartments, Limited
3.46     Amended  and  Restated Agreement of Limited  Partnership
         of Weston Apartments
3.47 Amended and Restated Agreement of Limited Partnership of Wildwood Apartments, Limited
3.48 Amended and Restated Agreement of Limited Partnership of Hopkins Properties, Limited
3.49 Amended and Restated Agreement of Limited Partnership of Hancock Properties, Limited
3.50     Amended  and  Restated Agreement of Limited  Partnership
         of Southwood, L.P.
3.51 Amended and Restated Agreement of Limited Partnership of Belmont Senior Apts., Ltd.
3.52     Amended  and  Restated Agreement of Limited  Partnership
         of Elkhart Apts., Ltd.
3.53 Amended and Restated Agreement of Limited Partnership of Bryan Senior Village Limited Partnership
3.54 Amended and Restated Agreement of Limited Partnership of Brubaker Square Limited Partnership
3.55 Amended and Restated Agreement of Limited Partnership of Villa Allegra Limited Partnership
3.56 Amended and Restated Agreement of Limited Partnership of Heritage Villas, L.P.
3.57 Amended and Restated Agreement of Limited Partnership of Logansport Seniors Apts., a Louisiana Partnership Commendam
3.58 Amended and Restated Agreement of Limited Partnership of Wynnwood Common Associates
3.59 Amended and Restated Agreement of Limited Partnership of Piedmont Development Company of Lamar County, Ltd., (L.P.)
3.60 Amended and Restated Agreement of Limited Partnership of Sonora Seniors Apts., Ltd.
3.61 Amended and Restated Agreement of Limited Partnership of Fredericksburg Seniors, Ltd.
3.62     Amended  and  Restated Agreement of Limited  Partnership
         of Ozona Seniors, Ltd.
3.63 Amended and Restated Agreement of Limited Partnership of Brackettville Seniors, Ltd.
3.64 Amended and Restated Agreement of Limited Partnership of Timpson Seniors Apartments, Ltd.
3.65 Amended and Restated Agreement of Limited Partnership of Chestnut Apartments Limited Partnership
3.66 Amended and Restated Agreement of Limited Partnership of Jasper Villas Apartments Limited Partnership
3.67 Amended and Restated Agreement of Limited Partnership of Norton Green Limited Partnership
3.68 Amended and Restated Agreement of Limited Partnership of Jonesville Manor Limited Partnership
3.69 Amended and Restated Agreement of Limited Partnership of Edmonton Senior, Ltd.
3.70 Amended and Restated Agreement of Limited Partnership of Owingsville Senior, Ltd.
3.71     Amended  and  Restated Agreement of Limited  Partnership
         of Courtyard, Ltd.
3.72 Amended and Restated Agreement of Limited Partnership of Rural Development Group
3.73 Amended and Restated Agreement of Limited Partnership of Williston Properties, A Limited Partnership
3.74 Amended and Restated Agreement of Limited Partnership of St. George Properties, A Limited Partnership
3.75 Amended and Restated Agreement of Limited Partnership of Village Apartments of St. Joseph II Limited Partnership
3.76 Amended and Restated Agreement of Limited Partnership of Village Apartments of Effingham Limited Partnership
3.77 Amended and Restated Agreement of Limited Partnership of Village Apartments of Seymour II, L.P.
3.78 Amended and Restated Agreement of Limited Partnership of Country Place Apartments - Portland II, Ltd.
3.79 Amended and Restated Agreement of Limited Partnership of Country Place Apartments - Georgetown Limited Partnership
3.80 Amended and Restated Agreement of Limited Partnership of South Timber Ridge Apts., Ltd.
3.81 Amended and Restated Agreement of Limited Partnership of Cloverdale RRH Assoc.
3.82 Amended and Restated Agreement of Limited Partnership of Shannon Apartments Limited Partnership
3.83 Amended and Restated Agreement of Limited Partnership of Spruce Apartments Limited Partnership
3.84 Amended and Restated Agreement of Limited Partnership of Carthage Senior, L.P.
3.85 Amended and Restated Agreement of Limited Partnership of Ehrhardt Place Limited Partnership
3.86 Amended and Restated Agreement of Limited Partnership of Country Place Apartments - Coal City, Limited Partnership
5.1O     Opinion  regarding legality of Honigman Miller  Schwartz
         and Cohn
5.1.1    Opinion  regarding legality of Riden, Earle  &  Kiefner,
         PA
8.1      Tax  opinion and consent of Honigman Miller  Schwartz
         and Cohn
8.1.1    Tax opinion and consent of Riden, Earle & Kiefner, PA
24.1     The consent of Spence, Marston & Bunch
24.2     The  consent  of  Spence,  Marston,  Bunch,  Morris  Co.
         appears on page II-7
24.3 The consent of Goddard, Henderson, Godbee & Nichols, PC with respect to the financial statements of Lake Park Apartments, Ltd.
24.4 The consent of Goddard, Henderson, Godbee & Nichols, PC with respect to the financial statements of Richland Elderly Housing, Ltd.
24.5 The consent of Goddard, Henderson, Godbee & Nichols, PC with respect to the financial statements of Pearson Elderly Housing, Ltd.
24.6 The consent of Goddard, Henderson, Godbee & Nichols, PC with respect to Mt. Vernon Elderly Housing, Ltd.
24.7 The consent of Goddard, Henderson, Godbee & Nichols, PC with respect to the financial statements of Woodland Terrace Apartments, Ltd.
24.8 The consent of Goddard, Henderson, Godbee & Nichols, PC with respect to the financial statements of Lakeland Elderly Housing, Ltd.
24.9     The  consent  of  Grana & Teibel,  PC  with  respect  to
         Lewiston LP
24.10    The  consent of Beall & Company with respect  to  Nowata
         Properties
24.11    The  consent of Beall & Company with respect to Sallisaw
         Properties
24.12    The  consent of Beall & Company with respect  to  Poteau
         Properties II
24.13    The   consent  of  Beall  &  Company  with  respect   to
         Charleston Properties
24.14    The  consent of Beall & Company with respect  to  Roland
         Properties II
24.15    The  consent of Beall & Company with respect to Stilwell
         Properties
24.16    The consent of Donald W. Causey, CPA, PC
24.17    The consent of Charles Bailly & Company, CPA
24.18 The consent of Honigman Miller Schwartz and Cohn to all references made to them in the Prospectus included as a part of the Registration Statement of Gateway Tax Credit Fund II Ltd., and all amendments thereto
24.18.1 The consent of Riden, Earle, & Kiefner, PA to all references made to them in the Prospectus included as a part of the Registration Statement of Gateway Tax Credit Fund II Ltd., and all amendments thereto is included in Exhibit 8.1.1.
28.1     Table  VI  (Acquisition  of Properties  by  Program)  of
         Appendix II to Industry Guide 5, Preparation of Registration Statements Relating to Interests in Real Estate Limited Partnerships



b. Reports filed on Form 8-K - NONE

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 2
Apartment Properties
                                                          Mortgage Loan
Partnership            Location             # of Units       Balance
-----------            --------             ----------    -------------

Claxton Elderly        Claxton, GA                  24         $    661,392
Deerfield II           Douglas, GA                  24              705,468
Hartwell Family        Hartwell, GA                 24              708,919
Cherrytree Apts.       Albion, PA                   33            1,205,519
Springwood Apts.       Westfield, NY                32            1,259,360
Lakeshore Apts.        Tuskegee, AL                 34            1,058,922
Lewiston               Lewiston, NY                 25            1,004,532
Charleston             Charleston, AR               32              847,624
Sallisaw II            Sallisaw, OK                 47            1,203,029
Pocola                 Pocola, OK                   36              992,188
Inverness Club         Inverness, FL                72            3,000,293
Pearson Elderly        Pearson, GA                  25              636,953
Richland Elderly       Richland, GA                 33              871,822
Lake Park              Lake Park, GA                48            1,492,595
Woodland Terrace       Waynesboro, GA               30              891,752
Mt. Vernon Elderly     Mt. Vernon, GA               21              577,012
Lakeland Elderly       Lakeland, GA                 29              785,725
Prairie Apartments     Eagle Butte, SD              21              980,438
Sylacauga Heritage     Sylacauga, AL                44            1,392,269
Manchester Housing     Manchester, GA               49            1,464,281
Durango C.W.W.         Durango, CO                  24            1,037,452
Columbus Sr.           Columbus, KS                 16              439,281
                                                               ------------
                                                               $ 23,216,826
                                                               ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 2
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Claxton Elderly           $   33,400         $   766,138           $      0
Deerfield II                  33,600             820,962                  0
Hartwell Family               22,700             836,998                  0
Cherrytree Apts.              62,000           1,376,297              1,339
Springwood Apts.              21,500           1,451,283             37,572
Lakeshore Apts.               28,600           1,238,749                194
Lewiston                      38,400           1,178,185             17,350
Charleston                    16,000           1,060,098                  0
Sallisaw II                   37,500           1,480,089                  0
Pocola                        22,500           1,223,370                  0
Inverness Club               205,500           3,111,565            179,759
Pearson Elderly               15,000             767,590             (1,130)
Richland Elderly              31,500           1,027,512             (1,141)
Lake Park                     88,000           1,710,725             (4,183)
Woodland Terrace              36,400           1,047,107             (3,424)
Mt. Vernon Elderly            21,750             680,437             (1,252)
Lakeland Elderly              28,000             930,574             (2,759)
Prairie Apartments            66,500           1,150,214             36,644
Sylacauga Heritage            66,080           1,648,081             36,780
Manchester Housing            36,000           1,746,076             (2,283)
Durango C.W.W.               140,250           1,123,454             23,914
Columbus Sr.                  64,373             444,257                685
                         -----------        ------------       ------------
                          $1,115,553         $26,819,761           $318,065
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997


SERIES 2
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1997
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Claxton Elderly           $   33,400         $   766,138        $   799,538
Deerfield II                  33,600             820,962            854,562
Hartwell Family               22,700             836,998            859,698
Cherrytree Apts.              62,000           1,377,636          1,439,636
Springwood Apts.              21,500           1,488,855          1,510,355
Lakeshore Apts.               28,600           1,238,943          1,267,543
Lewiston                      38,400           1,195,535          1,233,935
Charleston                    16,000           1,060,098          1,076,098
Sallisaw II                   37,500           1,480,089          1,517,589
Pocola                        22,500           1,223,370          1,245,870
Inverness Club               205,500           3,291,324          3,496,824
Pearson Elderly               15,000             766,460            781,460
Richland Elderly              31,500           1,026,371          1,057,871
Lake Park                     88,000           1,706,542          1,794,542
Woodland Terrace              36,400           1,043,683          1,080,083
Mt. Vernon Elderly            21,750             679,185            700,935
Lakeland Elderly              28,000             927,815            955,815
Prairie Apartments            81,240           1,172,118          1,253,358
Sylacauga Heritage            66,080           1,684,861          1,750,941
Manchester Housing            36,000           1,743,793          1,779,793
Durango C.W.W.               140,250           1,147,368          1,287,618
Columbus Sr.                  64,373             444,942            509,315
                         -----------        ------------       ------------
                          $1,130,293         $27,123,086        $28,253,379
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 2
Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Claxton Elderly                        $  212,343           5-27.5
Deerfield II                              228,263           5-27.5
Hartwell Family                           235,121           5-27.5
Cherrytree Apts.                          263,348           5-27.5
Springwood Apts.                          307,415            5-40
Lakeshore Apts.                           260,769            5-40
Lewiston                                  217,592            5-40
Charleston                                340,240            5-25
Sallisaw II                               457,859            5-25
Pocola                                    344,863           5-27.5
Inverness Club                            831,097           5-27.5
Pearson Elderly                           189,848            5-30
Richland Elderly                          248,023            5-30
Lake Park                                 450,986            5-30
Woodland Terrace                          257,684            5-30
Mt. Vernon Elderly                        169,075            5-30
Lakeland Elderly                          225,228            5-30
Prairie Apartments                        253,086            5-40
Sylacauga Heritage                        328,779            5-40
Manchester Housing                        410,579            5-30
Durango C.W.W.                            214,091            5-40
Columbus Sr.                              135,501           5-27.5
                                      -----------
                                       $6,581,790
                                      ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 3
Apartment Properties
                                                          Mortgage Loan
Partnership            Location             # of Units       Balance
-----------            --------             ----------    -------------

Poteau II              Poteau, OK                   52          $ 1,312,468
Sallisaw               Sallisaw, OK                 52            1,318,667
Nowata Properties      Oolagah, OK                  32              861,245
Waldron Properties     Waldron, AR                  24              643,731
Roland II              Roland, OK                   52            1,317,920
Stilwell               Stilwell, OK                 48            1,200,167
Birchwood Apts.        Pierre, SD                   24              792,679
Hornellsville          Arkport, NY                  24              900,374
Sunchase II            Watertown, SD                41            1,201,285
CE McKinley II         Rising Sun, MD               16              635,273
Weston Apartments      Weston, AL                   10              276,491
Countrywood Apts.      Centreville, AL              40            1,207,990
Wildwood Apts.         Pineville, LA                28              853,912
Hancock                Hawesville, KY               12              372,230
Hopkins                Madisonville, KY             24              757,881
Elkhart Apts.          Elkhart, TX                  54            1,160,158
Bryan Senior           Bryan, OH                    40            1,092,108
Brubaker Square        New Carlisle, OH             38            1,123,643
Southwood              Savannah, TN                 44            1,494,219
Villa Allegra          Celina, OH                   32              907,578
Belmont Senior         Cynthiana, KY                24              771,912
Heritage Villas        Helena, GA                   25              681,766
Logansport Seniors     Logansport, LA               32              902,489
                                                               ------------
                                                               $ 21,786,186
                                                               ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 3
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Poteau II                 $   76,827         $ 1,712,321           $      0
Sallisaw                      70,000           1,674,103                  0
Nowata Properties             45,500           1,102,984                  0
Waldron Properties            26,000             834,273                  0
Roland II                     70,000           1,734,010                  0
Stilwell                      37,500           1,560,201                  0
Birchwood Apts.              116,740             885,923             21,663
Hornellsville                 41,225           1,018,523             37,852
Sunchase II                  113,115           1,198,373             16,036
CE McKinley II                11,762             745,635             35,131
Weston Apartments                  0             339,144                805
Countrywood Apts.             55,750           1,447,439             16,575
Wildwood Apts.                48,000           1,018,897             17,428
Hancock                       20,700             419,725                  0
Hopkins                       43,581             885,087             (1,412)
Elkhart Apts.                 35,985           1,361,096            130,603
Bryan Senior                  74,000           1,102,728              9,151
Brubaker Square               75,000           1,376,075              1,431
Southwood                     15,000           1,769,334              7,959
Villa Allegra                 35,000           1,097,214              1,343
Belmont Senior                43,600             891,543                  0
Heritage Villas               21,840             801,128              1,006
Logansport Seniors            27,621           1,058,773                  0
                         -----------        ------------       ------------
                          $1,104,746         $26,034,529           $295,571
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997


SERIES 3
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1997
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Poteau II                  $  76,827         $ 1,712,321        $ 1,789,148
Sallisaw                      70,000           1,674,103          1,744,103
Nowata Properties             45,500           1,102,984          1,148,484
Waldron Properties            26,000             834,273            860,273
Roland II                     70,000           1,734,010          1,804,010
Stilwell                      37,500           1,560,201          1,597,701
Birchwood Apts.              124,505             899,821          1,024,326
Hornellsville                 41,225           1,056,375          1,097,600
Sunchase II                  113,115           1,214,409          1,327,524
CE McKinley II                11,749             780,779            792,528
Weston Apartments                  0             339,949            339,949
Countrywood Apts.             55,750           1,464,014          1,519,764
Wildwood Apts.                48,000           1,036,325          1,084,325
Hancock                       20,700             419,725            440,425
Hopkins                       43,581             883,675            927,256
Elkhart Apts.                151,976           1,375,708          1,527,684
Bryan Senior                  74,000           1,111,879          1,185,879
Brubaker Square               75,000           1,377,506          1,452,506
Southwood                     15,000           1,777,293          1,792,293
Villa Allegra                 35,000           1,098,557          1,133,557
Belmont Senior                43,600             891,543            935,143
Heritage Villas               21,840             802,134            823,974
Logansport Seniors            27,621           1,058,773          1,086,394
                         -----------        ------------       ------------
                          $1,228,489         $26,206,357        $27,434,846
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 3

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Poteau II                             $   683,761            5-25
Sallisaw                                  639,241            5-25
Nowata Properties                         412,297            5-25
Waldron Properties                        310,829            5-25
Roland II                                 687,578            5-25
Stilwell                                  609,607            5-25
Birchwood Apts.                           247,366            5-40
Hornellsville                             370,404           5-27.5
Sunchase II                               370,208            5-40
CE McKinley II                            270,804           5-27.5
Weston Apartments                         126,080           5-27.5
Countrywood Apts.                         523,315           5-27.5
Wildwood Apts.                            310,465            5-30
Hancock                                   115,666           5-27.5
Hopkins                                   243,520           5-27.5
Elkhart Apts.                             458,789            5-25
Bryan Senior                              441,526           5-27.5
Brubaker Square                           479,128           5-27.5
Southwood                                 272,120            5-50
Villa Allegra                             398,430           5-27.5
Belmont Senior                            180,538            5-40
Heritage Villas                           203,023            5-30
Logansport Seniors                        184,060            5-40
                                      -----------
                                       $8,538,755
                                      ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 4
Apartment Properties
                                                          Mortgage Loan
Partnership         Location               # of Units        Balance
-----------         --------               ----------     -------------
Alsace Village      Soda Springs, ID               24           $   640,732
Seneca Apartments   Seneca, MO                     24               611,728
Eudora Senior       Eudora, KS                     36               963,892
Westville           Westville, OK                  36               864,087
Wellsville Senior   Wellsville, KS                 24               651,338
Stilwell II         Stilwell, OK                   52             1,296,128
Spring Hill Senior  Spring Hill, KS                24               701,185
Smithfield          Smithfield, UT                 40             1,547,496
Tarpon Heights      Galliano, LA                   48             1,250,669
Oaks Apartments     Oakdale, LA                    32               846,635
Wynnwood Common     Fairchance, PA                 34             1,378,451
Chestnut Apartments Howard, SD                     24               860,156
St. George          St. George, SC                 24               759,033
Williston           Williston, SC                  24               802,446
Brackettville Sr.   Brackettville, TX              32               826,152
Sonora Seniors      Sonora, TX                     32               847,967
Ozona Seniors       Ozona, TX                      24               634,879
Fredericksburg Sr.  Fredericksburg,TX              48             1,211,009
St. Joseph          St. Joseph, IL                 24               832,375
Courtyard           Huron, SD                      21               714,924
Rural Development   Ashland, ME                    25             1,212,297
Jasper Villas       Jasper, AR                     25               864,230
Edmonton Senior     Edmonton, KY                   24               761,190
Jonesville Manor    Jonesville, VA                 40             1,358,721
Norton Green        Norton, VA                     40             1,349,401
Owingsville Senior  Owingsville, KY                22               710,251
Timpson Seniors     Timpson, TX                    28               676,862
Piedmont            Barnesville, GA                36             1,050,665
S.F. Arkansas City   Arkansas City, KS             12               341,489
                                                               ------------
                                                               $ 26,566,388
                                                               ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 4
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Alsace Village             $  15,000         $   771,590          $  14,337
Seneca Apartments             76,212             640,702              2,187
Eudora Senior                 50,000           1,207,482                  0
Westville                     27,560           1,074,126                  0
Wellsville Senior             38,000             772,971                 (1)
Stilwell II                   30,000           1,627,974                  0
Spring Hill Senior            49,800             986,569                  0
Smithfield                    82,500           1,698,213             60,422
Tarpon Heights                85,000           1,408,434                  0
Oaks Apartments               42,000             989,522                987
Wynnwood Common               68,000           1,578,814             18,971
Chestnut Apartments           57,200             977,493             17,692
St. George                    22,600             915,400              2,861
Williston                     25,000             959,345             18,255
Brackettville Sr.             28,600             963,366                  0
Sonora Seniors                51,000             962,315                  0
Ozona Seniors                 40,000             719,843                  0
Fredericksburg Sr.            45,000           1,357,563                  0
St. Joseph                    28,000             940,580              7,466
Courtyard                     24,500             810,110             10,756
Rural Development             38,200           1,361,892             22,390
Jasper Villas                 27,000           1,067,890              6,627
Edmonton Senior               40,000             866,714                  0
Jonesville Manor             100,000           1,578,135             39,178
Norton Green                 120,000           1,535,373             38,998
Owingsville Senior            28,000             820,044                  0
Timpson Seniors               13,500             802,416                  0
Piedmont                      29,500           1,259,547                  0
S.F. Arkansas City            16,800             395,228                  0
                         -----------        ------------       ------------
                          $1,298,972         $31,049,651           $261,126
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997


SERIES 4
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1997
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Alsace Village            $   15,000          $  785,927         $  800,927
Seneca Apartments             76,212             642,889            719,101
Eudora Senior                 50,000           1,207,482          1,257,482
Westville                     27,560           1,074,126          1,101,686
Wellsville Senior             38,000             772,970            810,970
Stilwell II                   30,000           1,627,974          1,657,974
Spring Hill Senior            49,800             986,569          1,036,369
Smithfield                    86,862           1,754,273          1,841,135
Tarpon Heights                85,000           1,408,434          1,493,434
Oaks Apartments               42,000             990,509          1,032,509
Wynnwood Common               68,000           1,597,785          1,665,785
Chestnut Apartments           63,800             988,585          1,052,385
St. George                    22,600             918,261            940,861
Williston                     25,000             977,600          1,002,600
Brackettville Sr.             28,600             963,366            991,966
Sonora Seniors                51,000             962,315          1,013,315
Ozona Seniors                 40,000             719,843            759,843
Fredericksburg Sr.            45,000           1,357,563          1,402,563
St. Joseph                    28,000             948,046            976,046
Courtyard                     25,908             819,458            845,366
Rural Development             38,200           1,384,282          1,422,482
Jasper Villas                 27,000           1,074,517          1,101,517
Edmonton Senior               40,000             866,714            906,714
Jonesville Manor             100,000           1,617,313          1,717,313
Norton Green                 120,000           1,574,371          1,694,371
Owingsville Senior            28,000             820,044            848,044
Timpson Seniors               13,500             802,416            815,916
Piedmont                      29,500           1,259,547          1,289,047
S.F. Arkansas City            16,800             395,228            412,028
                         -----------        ------------       ------------
                          $1,311,342         $31,298,407        $32,609,749
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 4
Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Alsace Village                         $  227,893           5-27.5
Seneca Apartments                         247,300           5-27.5
Eudora Senior                             332,961           5-27.5
Westville                                 301,127           5-27.5
Wellsville Senior                         224,904            5-25
Stilwell II                               457,315           5-27.5
Spring Hill Senior                        308,586            5-25
Smithfield                                298,110            5-40
Tarpon Heights                            246,690            5-40
Oaks Apartments                           175,580            5-40
Wynnwood Common                           309,166            5-40
Chestnut Apartments                       219,448            5-40
St. George                                283,920           5-27.5
Williston                                 284,575           5-27.5
Brackettville Sr.                         153,995            5-40
Sonora Seniors                            165,847            5-40
Ozona Seniors                             118,770            5-40
Fredericksburg Sr.                        228,854            5-40
St. Joseph                                255,420           5-27.5
Courtyard                                 197,801           5-27.5
Rural Development                         407,379           5-27.5
Jasper Villas                             202,939            5-40
Edmonton Senior                           169,701            5-40
Jonesville Manor                          432,860           5-27.5
Norton Green                              455,179           5-27.5
Owingsville Senior                        157,216            5-40
Timpson Seniors                           158,680            5-40
Piedmont                                  193,358           5-27.5
S.F. Arkansas City                        109,191           5-27.5
                                      -----------
                                       $7,324,765
                                      ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 5
Apartment Properties
                                                          Mortgage Loan
Partnership           Location             # of Units        Balance
-----------           --------             ----------     -------------

Seymour               Seymour, IN                  37           $ 1,248,496
Effingham             Effingham, IL                24               808,457
S.F. Winfield         Winfield, KS                 12               332,413
S.F.Medicine Lodge    Medicine Lodge,KS            16               454,659
S.F. Ottawa           Ottawa, KS                   24               572,674
S.F. Concordia        Concordia, KS                20               555,377
Highland View         Elgin, OR                    24               718,428
Carrollton Club       Carrollton, GA               78             2,702,222
Scarlett Oaks         Lexington, SC                40             1,398,162
Brooks Hill           Ellijay, GA                  44             1,470,917
Greensboro            Greensboro, GA               24               738,557
Greensboro II         Greensboro, GA               33               916,727
Pine Terrace          Wrightsville, GA             25               731,464
Shellman              Shellman, GA                 27               744,247
Blackshear            Cordele, GA                  46             1,327,925
Crisp Properties      Cordele, GA                  31               937,747
Crawford              Crawford, GA                 25               749,718
Yorkshire             Wagoner, OK                  60             2,098,486
Woodcrest             South Boston, VA             40             1,305,601
Fox Ridge             Russellville, AL             24               740,370
Redmont II            Red Bay, AL                  24               698,922
Clayton               Clayton, OK                  24               673,580
Alma                  Alma, AR                     24               737,596
Pemberton Village     Hiawatha, KS                 24               641,522
Magic Circle          Eureka, KS                   24               657,572
Spring Hill           Spring Hill, KS              36             1,135,114
Menard Retirement     Menard, TX                   24               631,860
Wallis Housing        Wallis, TX                   24               449,949
Zapata Housing        Zapata, TX                   40               986,215
Mill Creek            Grove, OK                    60             1,443,480
Portland II           Portland, IN                 20               587,037
Georgetown            Georgetown, OH               24               746,022
Cloverdale            Chandler, TX                 24               762,667
S. Timber Ridge       Cloverdale, IN               44             1,070,241
Pineville             Pineville, MO                12               322,095
Ravenwood             Americus, GA                 24               732,646
                                                               ------------
                                                               $ 32,829,165
                                                               ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 5
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Seymour                   $   59,500         $ 1,452,557          $   5,938
Effingham                     38,500             940,327              1,790
S.F. Winfield                 18,000             382,920                  0
S.F.Medicine Lodge            21,600             542,959                  0
S.F. Ottawa                   25,200             687,929             (5,680)
S.F. Concordia                28,000             658,961                  1
Highland View                 16,220             830,471             31,117
Carrollton Club              248,067             722,560          2,247,274
Scarlett Oaks                 44,475             992,158            638,013
Brooks Hill                        0             214,335          1,534,403
Greensboro                    15,930              61,495            788,834
Greensboro II                 21,330              92,063            979,756
Pine Terrace                  14,700             196,071            674,414
Shellman                      13,500             512,531            379,033
Blackshear                    60,000             413,143          1,119,175
Crisp Properties              48,000             578,709            497,328
Crawford                      16,600             187,812            703,300
Yorkshire                    100,000           2,212,045            228,921
Woodcrest                     70,000             842,335            662,441
Fox Ridge                     39,781             848,996              1,164
Redmont II                    25,000             814,432              1,164
Clayton                       35,600             835,930                  0
Alma                          45,000             912,710                  0
Pemberton Village             12,020             767,228            (12,269)
Magic Circle                  22,660             749,504              3,963
Spring Hill                   70,868           1,318,926             59,584
Menard Retirement             21,000             721,251             19,622
Wallis Housing                13,900             553,230              7,694
Zapata Housing                44,000           1,120,538             73,867
Mill Creek                    28,000             414,429          1,299,240
Portland II                   43,102             410,683            267,313
Georgetown                         0             149,483            745,887
Cloverdale                    40,000             583,115            315,915
S. Timber Ridge               43,705           1,233,570              3,149
Pineville                     59,661             328,468              2,201
Ravenwood                     14,300             873,596                  0
                         -----------        ------------       ------------
                          $1,418,219         $25,157,470      $  13,274,552
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997


SERIES 5
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1997
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Seymour                   $   59,500         $ 1,458,495        $ 1,517,995
Effingham                     38,500             942,117            980,617
S.F. Winfield                 18,000             382,920            400,920
S.F.Medicine Lodge            21,600             542,959            564,559
S.F. Ottawa                   25,200             682,249            707,449
S.F. Concordia                28,000             658,962            686,962
Highland View                 16,220             861,588            877,808
Carrollton Club              248,068           2,969,833          3,217,901
Scarlett Oaks                 44,475           1,630,171          1,674,646
Brooks Hill                   77,500           1,671,238          1,748,738
Greensboro                    15,930             850,329            866,259
Greensboro II                 21,330           1,071,819          1,093,149
Pine Terrace                  14,700             870,485            885,185
Shellman                      13,500             891,564            905,064
Blackshear                    60,000           1,532,318          1,592,318
Crisp Properties              48,000           1,076,037          1,124,037
Crawford                      16,600             891,112            907,712
Yorkshire                    100,788           2,440,178          2,540,966
Woodcrest                     70,000           1,504,776          1,574,776
Fox Ridge                     39,781             850,160            889,941
Redmont II                    25,000             815,596            840,596
Clayton                       35,600             835,930            871,530
Alma                          45,000             912,710            957,710
Pemberton Village             12,020             754,959            766,979
Magic Circle                  22,660             753,467            776,127
Spring Hill                   70,868           1,378,510          1,449,378
Menard Retirement             21,000             740,873            761,873
Wallis Housing                13,900             560,924            574,824
Zapata Housing                46,323           1,192,082          1,238,405
Mill Creek                    28,000           1,713,669          1,741,669
Portland II                   26,351             694,747            721,098
Georgetown                    50,393             844,977            895,370
Cloverdale                    40,000             899,030            939,030
S. Timber Ridge               43,705           1,236,719          1,280,424
Pineville                     59,661             330,669            390,330
Ravenwood                     14,300             873,596            887,896
                         -----------        ------------       ------------
                          $1,532,473         $38,317,768        $39,850,241
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 5

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Seymour                                $  373,088           5-27.5
Effingham                                 240,624           5-27.5
S.F. Winfield                             107,052           5-27.5
S.F.Medicine Lodge                        139,264           5-27.5
S.F. Ottawa                               190,386           5-27.5
S.F. Concordia                            181,181           5-27.5
Highland View                             141,940            5-40
Carrollton Club                           610,102           5-27.5
Scarlett Oaks                             365,718           5-27.5
Brooks Hill                               318,850           5-27.5
Greensboro                                158,536            5-30
Greensboro II                             199,907            5-30
Pine Terrace                              171,536            5-30
Shellman                                  190,756            5-30
Blackshear                                301,292            5-30
Crisp Properties                          221,927            5-30
Crawford                                  179,332            5-30
Yorkshire                                 340,580            5-50
Woodcrest                                 256,887            5-40
Fox Ridge                                 144,460            5-50
Redmont II                                140,538            5-50
Clayton                                   210,204           5-27.5
Alma                                      256,921            5-25
Pemberton Village                         197,263           5-27.5
Magic Circle                              195,368           5-27.5
Spring Hill                               363,052            5-25
Menard Retirement                         101,682            5-30
Wallis Housing                            126,691            5-30
Zapata Housing                            218,420           5-27.5
Mill Creek                                460,236            5-25
Portland II                               153,863           5-27.5
Georgetown                                158,416            5-50
Cloverdale                                254,689           5-27.5
S. Timber Ridge                           321,958            5-25
Pineville                                 105,883           5-27.5
Ravenwood                                  71,888           5-27.5
                                      -----------
                                       $8,170,490
                                      ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 6
Apartment Properties
                                                           Mortgage Loan
Partnership           Location               # of Units       Balance
-----------           --------               ----------    -------------

Spruce                Pierre, SD                     24         $   919,998
Shannon Apartments    O'Neill, NE                    16             538,579
Carthage              Carthage, MO                   24             580,197
Mt. Crest             Enterprise, OR                 39           1,011,077
Coal City             Coal City, IL                  24             986,896
Blacksburg Terrace    Blacksburg, SC                 32           1,094,073
Frazier               Smyrna, DE                     30           1,484,698
Ehrhardt              Ehrhardt, SC                   16             567,134
Sinton                Sinton, TX                     32             858,083
Frankston             Frankston, TX                  24             563,872
Flagler Beach         Flagler Beach, FL              43           1,394,864
Oak Ridge             Williamsburg, KY               24             819,450
Monett                Monett, MO                     32             793,661
Arma                  Arma, KS                       28             722,829
Southwest City        Southwest City, MO             12             321,401
Meadowcrest           Luverne, AL                    32           1,014,506
Parsons               Parsons, KS                    48           1,272,411
Newport Village       Newport, TN                    40           1,315,084
Goodwater Falls       Jenkins, KY                    36           1,151,478
Northfield Station    Corbin, KY                     24             807,038
Pleasant Hill Square  Somerset, KY                   24             796,539
Winter Park           Mitchell, SD                   24           1,010,328
Cornell               Watertown, SD                  24             877,410
Heritage Drive S.     Jacksonville, TX               40             990,223
Brodhead              Brodhead, KY                   24             795,326
Mt. Vilage            Mt. Vernon, KY                 24             790,258
Hazelhurst            Hazlehurst, MS                 32             989,086
Sunrise               Yankton, SD                    33           1,168,681
Stony Creek           Hooversville, PA               32           1,356,492
Logan Place           Logan, OH                      40           1,263,165
Haines                Haines, AK                     32           2,403,609
Maple Wood            Barbourville, KY               24             805,085
Summerhill            Gassville, AR                  28             804,130
Dorchester            St. George, SC                 12             468,277
Lancaster             Mountain View, AR              33           1,135,431
Autumn Village        Harrison, AR                   16             268,899
Hardy                 Hardy, AR                      24             403,398
Dawson                Dawson, GA                     40           1,199,457
                                                               ------------
                                                               $ 35,743,123
                                                               ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 6
Apartment Properties
                              Cost At Acquisition
                              --------------------
                                                          Net Improvements
                                          Buildings,         Capitalized
                                         Improvements       Subsequent to
Partnership                 Land        and Equipment        Acquisition
-----------                 ----        -------------     ----------------

Spruce                      $  60,040        $   108,772        $   935,687
Shannon Apartments              5,000             94,494            547,319
Carthage                      115,814            578,597              2,256
Mt. Crest                      64,914          1,143,675             22,789
Coal City                      60,055          1,121,477             17,104
Blacksburg Terrace             39,930          1,278,860              4,280
Frazier                        51,665          1,619,209              2,230
Ehrhardt                        9,020            671,750              5,006
Sinton                         42,103            985,010             12,193
Frankston                      30,000            639,068              5,913
Flagler Beach                 118,575          1,534,541                  0
Oak Ridge                      40,000            995,782              2,184
Monett                        170,229            782,795              4,737
Arma                           85,512            771,316             10,125
Southwest City                 67,303            319,272               (239)
Meadowcrest                    72,500          1,130,651                587
Parsons                        49,780          1,483,188                  0
Newport Village                61,350          1,470,505             81,869
Goodwater Falls                32,000          1,142,517            218,846
Northfield Station             44,250            977,220              1,091
Pleasant Hill Square           35,000            893,323             26,487
Winter Park                    95,000          1,121,119             28,354
Cornell                        32,000          1,017,572             23,453
Heritage Drive S.              44,247          1,151,157              3,185
Brodhead                       21,600            932,468                  0
Mt. Vilage                     55,000            884,596                  0
Hazelhurst                     60,000          1,118,734              2,670
Sunrise                        90,000          1,269,252              3,249
Stony Creek                         0          1,428,656            222,339
Logan Place                    39,300          1,477,527              1,799
Haines                        189,323          2,851,953            (10,933)
Maple Wood                     79,000            924,144              4,600
Summerhill                     23,000            788,157             30,084
Dorchester                     13,000            239,455            309,817
Lancaster                      37,500          1,361,272            (17,443)
Autumn Village                 20,000            595,604                  0
Hardy                               0            473,695            457,865
Dawson                         40,000            346,569          1,088,404
                          -----------       ------------       ------------
                           $2,094,010        $37,723,952        $ 4,047,907
                          ===========       ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997


SERIES 6
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1997
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Spruce                     $  84,155         $ 1,020,344        $ 1,104,499
Shannon Apartments             5,000             641,813            646,813
Carthage                     115,814             580,853            696,667
Mt. Crest                     64,914           1,166,464          1,231,378
Coal City                     60,055           1,138,581          1,198,636
Blacksburg Terrace            39,930           1,283,140          1,323,070
Frazier                       51,665           1,621,439          1,673,104
Ehrhardt                       9,020             676,756            685,776
Sinton                        42,103             997,203          1,039,306
Frankston                     30,000             644,981            674,981
Flagler Beach                118,575           1,534,541          1,653,116
Oak Ridge                     40,000             997,966          1,037,966
Monett                       170,229             787,532            957,761
Arma                          92,387             774,566            866,953
Southwest City                67,303             319,033            386,336
Meadowcrest                   72,500           1,131,238          1,203,738
Parsons                       49,780           1,483,188          1,532,968
Newport Village               61,350           1,552,374          1,613,724
Goodwater Falls               32,000           1,361,363          1,393,363
Northfield Station            44,250             978,311          1,022,561
Pleasant Hill Square          35,000             919,810            954,810
Winter Park                   95,000           1,149,473          1,244,473
Cornell                       35,592           1,037,433          1,073,025
Heritage Drive S.             44,247           1,154,342          1,198,589
Brodhead                      21,600             932,468            954,068
Mt. Vilage                    55,000             884,596            939,596
Hazelhurst                    60,000           1,121,404          1,181,404
Sunrise                       91,600           1,270,901          1,362,501
Stony Creek                  104,800           1,546,195          1,650,995
Logan Place                   41,099           1,477,527          1,518,626
Haines                       189,323           2,841,020          3,030,343
Maple Wood                    79,000             928,744          1,007,744
Summerhill                    23,000             818,241            841,241
Dorchester                    13,000             549,272            562,272
Lancaster                     37,500           1,343,829          1,381,329
Autumn Village                20,000             595,604            615,604
Hardy                         21,250             910,310            931,560
Dawson                        40,000           1,434,973          1,474,973
                         -----------        ------------       ------------
                          $2,258,041         $41,607,828        $43,865,869
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997

SERIES 6

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Spruce                                $   226,208            5-30
Shannon Apartments                         97,280            5-40
Carthage                                  228,637           5-27.5
Mt. Crest                                 297,246           5-27.5
Coal City                                 176,629           5-27.5
Blacksburg Terrace                        331,730           5-27.5
Frazier                                   398,435           5-27.5
Ehrhardt                                  144,910           5-27.5
Sinton                                    128,404            5-50
Frankston                                  82,445            5-30
Flagler Beach                             244,290            5-40
Oak Ridge                                 221,404           5-27.5
Monett                                    248,787           5-27.5
Arma                                      250,081           5-27.5
Southwest City                            111,382           5-27.5
Meadowcrest                               199,671            5-40
Parsons                                   361,239           5-27.5
Newport Village                           348,591           5-27.5
Goodwater Falls                           227,370           5-27.5
Northfield Station                        167,366           5-27.5
Pleasant Hill Square                      156,764           5-27.5
Winter Park                               222,557            5-40
Cornell                                   153,871            5-40
Heritage Drive S.                         274,099            5-25
Brodhead                                  139,372            5-40
Mt. Vilage                                135,452            5-50
Hazelhurst                                170,367            5-40
Sunrise                                   251,485           5-27.5
Stony Creek                               232,715           5-27.5
Logan Place                               262,657           5-27.5
Haines                                    602,110           5-27.5
Maple Wood                                200,495           5-27.5
Summerhill                                183,646           5-27.5
Dorchester                                109,452           5-27.5
Lancaster                                 204,418            5-40
Autumn Village                             87,720            5-40
Hardy                                     124,477            5-40
Dawson                                    132,721            5-40
                                      -----------
                                       $8,136,483
                                      ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III


Reconciliation of Land, Building & Improvements current year changes:


SERIES 2
Balance at beginning of period -
December 31, 1996                                               $28,199,132
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                            58,430
  Other                                              0
                                             ---------
                                                                     58,430
 Deductions during period:
  Cost of real estate sold                       4,183
  Other                                              0
                                             ---------               (4,183)
                                                               ------------

Balance at end of period -
December 31, 1997                                               $28,253,379
                                                               ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1996                                                $5,649,101
  Current year expense                         935,616
  Less Accumulated Depreciation of
  real estate sold                              (2,927)
  Other                                              0
                                            ----------
                                                                    932,689
                                                                -----------

Balance at end of period -
December 31, 1997                                                $6,581,790
                                                                ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 3
Balance at beginning of period -
December 31, 1996                                               $27,415,963
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                            18,883
  Other                                              0
                                             ---------
                                                                     18,883
 Deductions during period:
  Cost of real estate sold                           0
  Other                                              0
                                             ---------                    0
                                                               ------------

Balance at end of period -
December 31, 1997                                               $27,434,846
                                                               ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1996                                                $7,624,569
  Current year expense                         914,186
  Less Accumulated Depreciation of
  real estate sold                                   0
  Other                                              0
                                              --------
                                                                    914,186
                                                                -----------

Balance at end of period -
December 31, 1997                                                $8,538,755
                                                                ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 4
Balance at beginning of period -
December 31, 1996                                               $32,564,757
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                            44,992
  Other                                              0
                                             ---------
                                                                     44,992
 Deductions during period:
  Cost of real estate sold                           0
  Other                                              0                    0
                                             ---------         ------------


Balance at end of period -
December 31, 1997                                               $32,609,749
                                                               ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1996                                                $6,264,280
  Current year expense                       1,060,483
  Less Accumulated Depreciation of
   real estate sold                                  0
  Other                                              0
                                            ----------
                                                                  1,060,485
                                                                -----------

Balance at end of period -
December 31, 1997                                                $7,324,765
                                                                ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 5
Balance at beginning of period -
December 31, 1996                                               $39,812,523
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                            37,718
  Other                                              0
                                             ---------
                                                                     37,718
 Deductions during period:
  Cost of real estate sold                           0
  Other                                              0
                                             ---------                    0
                                                               ------------

Balance at end of period -
December 31, 1997                                               $39,850,241
                                                               ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1996                                                $6,839,405
  Current year expense                       1,331,082
  Less Accumulated Depreciation of
    real estate sold                                 0
  Other                                              0
                                            ----------
                                                                  1,331,085
                                                                -----------

Balance at end of period -
December 31, 1997                                                $8,170,490
                                                                ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 6
Balance at beginning of period -
December 31, 1996                                               $43,752,976
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                           112,893
  Other                                              0
                                             ---------
                                                                    112,893
 Deductions during period:
  Cost of real estate sold                           0
  Other                                              0
                                             ---------                    0
                                                               ------------

Balance at end of period -
December 31, 1997                                               $43,865,869
                                                               ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1996                                                $6,668,399
  Current year expense                       1,468,115
  Less Accumulated Depreciation of
   real estate sold                                  0
  Other                                            (31)
                                            ----------
                                                                  1,468,084
                                                                -----------

Balance at end of period -
December 31, 1997                                                $8,136,483
                                                                ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1997

SERIES2

                                                         MONTHLY
                      # OF                   INTEREST       DEBT       TERM
PARTNERSHIP           UNITS         BALANCE      RATE    SERVICE    (YEARS)
-----------           ------       --------  --------   --------     ------
Claxton Elderly           24        661,392     8.75%      5,883         50
Deerfield II              24        705,468     8.75%      6,284         50
Hartwell Family           24        708,919     8.75%      5,307         50
Cherrytree Apts.          33      1,205,519     8.75%      9,011         50
Springwood Apts.          32      1,259,360     8.75%      9,218         50
Lakeshore Apts.           34      1,058,922     8.75%      7,905         50
Lewiston                  25      1,004,532     9.00%      7,720         50
Charleston                32        847,624     8.75%      6,333         50
Sallisaw II               47      1,203,029     8.75%      8,980         50
Pocola                    36        992,188     8.75%      7,407         50
Inverness Club            72      3,000,293     8.75%     27,905         50
Pearson Elderly           25        636,953     9.00%      4,926         50
Richland Elderly          33        871,822     8.75%      6,517         50
Lake Park                 48      1,492,595     9.00%     11,466         50
Woodland Terrace          30        891,752     8.75%      6,666         50
Mt. Vernon Elderly        21        577,012     8.75%      4,309         50
Lakeland Elderly          29        785,725     8.75%      5,882         50
Prairie Apartments        21        980,438     9.00%      7,515         50
Sylacauga Heritage        44      1,392,269     8.75%     10,536         50
Manchester Housing        49      1,464,281     8.75%     10,958         50
Durango C.W.W.            24      1,037,452     9.00%      7,739         50
Columbus Sr.              16        439,281     8.25%      3,102         50
                                -----------
                                $23,216,826
                                ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1997

SERIES 3

                                                         MONTHLY
                      # OF                   INTEREST       DEBT       TERM
PARTNERSHIP           UNITS         BALANCE      RATE    SERVICE    (YEARS)
-----------           ------       --------  --------   --------     ------
Poteau II                 52      1,312,468     9.50%     10,682         50
Sallisaw                  52      1,318,667     9.50%     10,654         50
Nowata Properties         32        861,245     9.50%      6,905         50
Waldron Properties        24        643,731     9.00%      4,950         50
Roland II                 52      1,317,920     9.50%     10,657         50
Stilwell                  48      1,200,167     9.50%      9,727         50
Birchwood Apts.           24        792,679     9.50%      6,410         50
Hornellsville             24        900,374     9.00%      6,927         50
Sunchase II               41      1,201,285     9.00%      9,279         50
CE McKinley II            16        635,273     8.75%      5,146         50
Weston Apartments         10        276,491     9.00%      2,131         50
Countrywood Apts.         40      1,207,990     9.00%      9,310         50
Wildwood Apts.            28        853,912     9.50%      6,906         50
Hancock                   12        372,230     9.50%      3,119         50
Hopkins                   24        757,881     8.75%      5,815         50
Elkhart Apts.             54      1,160,158     9.00%      9,198         40
Bryan Senior              40      1,092,108    10.00%      9,455         50
Brubaker Square           38      1,123,643     9.00%      8,646         50
Southwood                 44      1,494,219     9.25%     11,752         50
Villa Allegra             32        907,578     9.00%      7,053         50
Belmont Senior            24        771,912     9.00%      6,001         50
Heritage Villas           25        681,766     8.75%      5,110         50
Logansport Seniors        32        902,489     8.75%      6,745         50
                                -----------
                                $21,786,186
                                ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1997

SERIES 4

                                                         MONTHLY
                      # OF                   INTEREST       DEBT       TERM
PARTNERSHIP           UNITS         BALANCE      RATE    SERVICE    (YEARS)
-----------           ------       --------  --------   --------     ------
Alsace Village            24        640,732     9.00%      4,915         50
Seneca Apartments         24        611,728     9.00%      4,692         50
Eudora Senior             36        963,892     8.75%      7,269         50
Westville                 36        864,087     8.75%      6,448         50
Wellsville Senior         24        651,338     8.75%      4,859         50
Stilwell II               52      1,296,128     8.75%      9,672         50
Spring Hill Senior        24        701,185     8.75%      5,236         50
Smithfield                40      1,547,496     8.75%     11,746         50
Tarpon Heights            48      1,250,669     8.75%      9,347         50
Oaks Apartments           32        846,635     9.00%      6,663         50
Wynnwood Common           34      1,378,451     8.75%     10,300         50
Chestnut Apartments       24        860,156     8.75%      6,419         50
St. George                24        759,033     8.75%      5,677         50
Williston                 24        802,446     9.00%      6,147         50
Brackettville Sr.         32        826,152     8.75%      6,172         50
Sonora Seniors            32        847,967     8.75%      6,337         50
Ozona Seniors             24        634,879     8.75%      4,744         50
Fredericksburg Sr.        48      1,211,009     8.75%      9,050         50
St. Joseph                24        832,375     9.00%      6,379         50
Courtyard                 21        714,924     9.25%      5,622         50
Rural Development         25      1,212,297     9.25%      9,539         50
Jasper Villas             25        864,230     8.75%      6,450         50
Edmonton Senior           24        761,190     9.00%      5,688         50
Jonesville Manor          40      1,358,721     8.75%     10,159         50
Norton Green              40      1,349,401     8.75%     10,085         50
Owingsville Senior        22        710,251     9.00%      5,297         50
Timpson Seniors           28        676,862     8.75%      5,058         50
Piedmont                  36      1,050,665     8.75%      7,856         50
S.F. Arkansas City        12        341,489    10.62%      3,056         50
                                -----------
                                $26,566,388
                                ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1997

SERIES 5

                                                         MONTHLY
                      # OF                   INTEREST       DEBT       TERM
PARTNERSHIP           UNITS         BALANCE      RATE    SERVICE    (YEARS)
-----------           ------       --------  --------   --------     ------
Seymour                   37      1,248,496     8.75%      9,346         50
Effingham                 24        808,457     8.75%      6,032         50
S.F. Winfield             12        332,413    11.37%      3,016         50
S.F.Medicine Lodge        16        454,659    10.62%      4,049         50
S.F. Ottawa               24        572,674    10.62%      5,126         50
S.F. Concordia            20        555,377    11.87%      5,498         50
Highland View             24        718,428     8.75%      5,473         40
Carrollton Club           78      2,702,222     7.75%     18,064         50
Scarlett Oaks             40      1,398,162     8.25%      9,870         50
Brooks Hill               44      1,470,917     8.25%     10,398         50
Greensboro                24        738,557     7.75%      4,937         50
Greensboro II             33        916,727     7.75%      6,129         50
Pine Terrace              25        731,464     8.25%      5,172         50
Shellman                  27        744,247     8.25%      5,264         50
Blackshear                46      1,327,925     8.25%      9,389         50
Crisp Properties          31        937,747     8.25%      6,632         50
Crawford                  25        749,718     8.25%      5,302         50
Yorkshire                 60      2,098,486     8.25%     14,842         50
Woodcrest                 40      1,305,601     8.25%      9,402         50
Fox Ridge                 24        740,370     9.00%      5,673         50
Redmont II                24        698,922     8.75%      5,355         50
Clayton                   24        673,580     8.25%      4,760         50
Alma                      24        737,596     8.75%      8,018         50
Pemberton Village         24        641,522     8.75%      4,782         50
Magic Circle              24        657,572     8.75%      4,913         50
Spring Hill               36      1,135,114     8.25%      8,018         50
Menard Retirement         24        631,860     8.75%      4,715         50
Wallis Housing            24        449,949     8.75%      3,688         50
Zapata Housing            40        986,215     8.75%      7,377         50
Mill Creek                60      1,443,480     8.25%     10,192         50
Portland II               20        587,037     8.75%      4,388         50
Georgetown                24        746,022     8.25%      5,265         50
Cloverdale                24        762,667     8.75%      5,693         50
S. Timber Ridge           44      1,070,241     8.75%      7,986         50
Pineville                 12        322,095     8.25%      2,318         50
Ravenwood                 24        732,646     7.25%      4,595         50
                                -----------
                                $32,829,165
                                ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1997

SERIES 6

                                                         MONTHLY
                      # OF                   INTEREST       DEBT       TERM
PARTNERSHIP           UNITS         BALANCE      RATE    SERVICE    (YEARS)
-----------           ------       --------  --------   --------     ------
Spruce                    24        919,998     8.75%      6,857         50
Shannon Apartments        16        538,579     8.75%      4,014         50
Carthage                  24        580,197     8.75%      4,371         50
Mt. Crest                 39      1,011,077     8.25%      7,150         50
Coal City                 24        986,896     7.75%      6,578         50
Blacksburg Terrace        32      1,094,073     8.25%      7,738         50
Frazier                   30      1,484,698     8.25%     10,470         50
Ehrhardt                  16        567,134     7.75%      3,791         50
Sinton                    32        858,083     8.25%      6,063         50
Frankston                 24        563,872     8.75%      4,207         50
Flagler Beach             43      1,394,864     8.25%      9,864         50
Oak Ridge                 24        819,450     8.25%      5,800         50
Monett                    32        793,661     8.25%      5,598         50
Arma                      28        722,829     8.75%      5,388         50
Southwest City            12        321,401     8.25%      2,271         50
Meadowcrest               32      1,014,506     8.25%      7,160         50
Parsons                   48      1,272,411     7.75%      8,485         50
Newport Village           40      1,315,084     7.75%      8,798         50
Goodwater Falls           36      1,151,478     7.75%      7,980         50
Northfield Station        24        807,038     7.75%      5,379         50
Pleasant Hill Square      24        796,539     7.75%      5,315         50
Winter Park               24      1,010,328     8.25%      7,131         50
Cornell                   24        877,410     8.25%      6,193         50
Heritage Drive S.         40        990,223     8.25%      6,990         50
Brodhead                  24        795,326     7.75%      5,303         50
Mt. Vilage                24        790,258     8.25%      5,574         50
Hazelhurst                32        989,086     8.25%      7,105         50
Sunrise                   33      1,168,681     8.75%      8,711         50
Stony Creek               32      1,356,492     8.75%      9,065         50
Logan Place               40      1,263,165     8.25%      8,909         50
Haines                    32      2,403,609     8.25%     16,950         50
Maple Wood                24        805,085     7.75%      5,381         50
Summerhill                28        804,130     8.25%      5,911         50
Dorchester                12        468,277     7.75%      3,118         50
Lancaster                 33      1,135,431     7.75%      7,775         50
Autumn Village            16        268,899     7.00%      2,608         50
Hardy                     24        403,398     6.00%      3,639         18
Dawson                    40      1,199,457     7.25%      7,524         50
                                -----------
                                $35,743,123
                                ===========

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


                           GATEWAY TAX CREDIT FUND II LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.
                           Raymond James Tax Credit Funds, Inc.





Date:  July 13, 1998       By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:  July 13, 1998       By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer

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


                                GATEWAY TAX CREDIT FUND II LTD.
                                (A Florida Limited Partnership)
                                By:  Raymond James Tax Credit Funds,Inc.
                                Managing General Partner




Date:  July 13, 1998            By:/s/ Ronald M. Diner
                                Ronald M. Diner
                                President



Date:  July 13, 1998            By:/s/ Sandra L. Furey
                                Sandra L. Furey
                                Secretary and Treasurer



Date:  July 13, 1998            By:/s/ J. Davenport Mosby III
                                J. Davenport Mosby III
                                Sr. Vice President
                                and Director