Form 10-Q
period 1998-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 1998-08-21
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             June 30, 1998

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

                      YES     X         NO

                                              Number of Units
      Title of Each Class                      June 30, 1998
Beneficial Assignee Certificates:
$1,000 per certificate                              37,228

                    DOCUMENTS INCORPORATED BY REFERENCE

              Parts I and II, 1998 Form 10-K, filed with the
            Securities and Exchange Commission on July 13, 1998
            Parts III and IV - Form S-11 Registration Statement
                and all amendments and supplements thereto
                             File No. 33-31821

PART I - Financial Information
 Item 1.  Financial Statements
                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 2                                       June 30,        March 31,
                                                 1998             1998
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   207,499     $   160,851
 Investments in Securities                           47,009          47,501
                                               ------------    ------------
  Total Current Assets                              254,508         208,352

 Investments in Securities                          285,633         326,412
 Investments in Project Partnerships, Net           437,658         510,805
                                              -------------   -------------
    Total Assets                                $   977,799     $ 1,045,569
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         43,956          46,190
                                              -------------   -------------
  Total Current Liabilities                          43,956          46,190
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        312,798         296,195
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 1998 and March
31, 1998 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 1998 and
March 31, 1998, issued and outstanding              668,634         749,952
General Partners                                    (47,589)        (46,768)
                                              -------------   -------------
  Total Partners' Equity                            621,045         703,184
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   977,799     $ 1,045,569
                                              =============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS


SERIES 3                                       June 30,        March 31,
                                                 1998            1998
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   187,557     $   135,622
 Investments in Securities                           41,183          42,252
                                               ------------    ------------
  Total Current Assets                              228,740         177,874

 Investments in Securities                          254,695         290,336
 Investments in Project Partnerships, Net           312,742         378,000
                                              -------------   -------------
    Total Assets                                $   796,177     $   846,210
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         48,264          50,773
                                              -------------   -------------
  Total Current Liabilities                          48,264          50,773
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        250,079         234,783
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 1998 and March 31,
1998 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 1998 and
March 31, 1998, issued and outstanding              540,671         602,863
General Partners                                    (42,837)        (42,209)
                                              -------------   -------------
  Total Partners' Equity                            497,834         560,654
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   796,177     $   846,210
                                              =============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 4                                       June 30,        March 31,
                                                 1998            1998
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   254,529     $   196,876
 Investments in Securities                           52,972          53,529
                                               ------------    ------------
  Total Current Assets                              307,501         250,405

 Investments in Securities                          321,875         367,826
 Investments in Project Partnerships, Net           905,146         981,823
                                              -------------   -------------
    Total Assets                                $ 1,534,522     $ 1,600,054
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         53,185          56,202
                                              -------------   -------------
  Total Current Liabilities                          53,185          56,202
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        299,473         280,718
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 1998 and March 31,
1998 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 1998 and
March 31, 1998, issued and outstanding            1,230,699       1,311,156
General Partners                                    (48,835)        (48,022)
                                              -------------   -------------
  Total Partners' Equity                          1,181,864       1,263,134
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 1,534,522     $ 1,600,054
                                              =============   =============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 5                                       June 30,        March 31,
                                                 1998             1998
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   350,299     $   280,813
 Investments in Securities                           66,024          66,717
                                               ------------    ------------
  Total Current Assets                              416,323         347,530

 Investments in Securities                          401,175         458,448
 Investments in Project Partnerships, Net         1,371,904       1,500,087
                                              -------------   -------------
    Total Assets                                $ 2,189,402     $ 2,306,065
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         71,478          74,748
                                              -------------   -------------
  Total Current Liabilities                          71,478          74,748
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        297,708         274,507
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 1998 and March
31, 1998 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 1998 and
March 31, 1998, issued and outstanding            1,877,637       2,012,865
General Partners                                    (57,421)        (56,055)
                                              -------------   -------------
  Total Partners' Equity                          1,820,216       1,956,810
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 2,189,402     $ 2,306,065
                                              =============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 6                                       June 30,        March 31,
                                                 1998             1998
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   408,748     $   406,255
 Investments in Securities                           49,335          48,608
                                               ------------    ------------
  Total Current Assets                              458,083         454,863

 Investments in Securities                          379,539         373,009
 Investments in Project Partnerships, Net         2,906,493       3,102,793
                                              -------------   -------------
    Total Assets                                $ 3,744,115     $ 3,930,665
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         67,247          70,482
                                              -------------   -------------
  Total Current Liabilities                          67,247          70,482
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        367,316         341,554
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 1998 and March
31, 1998 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 1998 and
March 31, 1998, issued and outstanding            3,365,183       3,572,169
General Partners                                    (55,631)        (53,540)
                                              -------------   -------------
  Total Partners' Equity                          3,309,552       3,518,629
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 3,744,115     $ 3,930,665
                                              =============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

TOTAL SERIES 2 - 6                             June 30,        March 31,
                                                 1998            1998
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,408,632     $ 1,180,417
 Investments in Securities                          256,523         258,607
                                               ------------    ------------
  Total Current Assets                            1,665,155       1,439,024

 Investments in Securities                        1,642,917       1,816,031
 Investments in Project Partnerships, Net         5,933,943       6,473,508
                                              -------------   -------------
    Total Assets                                $ 9,242,015     $ 9,728,563
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                        284,130         298,395
                                              -------------   -------------
  Total Current Liabilities                         284,130         298,395
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                      1,527,374       1,427,757
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 1998 and March 31,
1998 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 1998 and
March 31, 1998, issued and outstanding            7,682,823       8,249,005
General Partners                                   (252,312)       (246,594)
                                              -------------   -------------
  Total Partners' Equity                          7,430,511       8,002,411
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 9,242,015     $ 9,728,563
                                              =============   =============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 2                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $     9,029   $     9,736
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                17,193        17,222
 General and Administrative:
  General Partner                                     1,851         1,872
  Other                                               1,533         1,227
 Amortization                                         1,345           592
                                               ------------  ------------
  Total Expenses                                     21,922        20,913
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (12,893)      (11,177)
Equity in Losses of Project Partnerships            (69,246)     (125,362)
                                               ------------  ------------
Net Loss                                       $    (82,139) $   (136,539)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (81,318)     (135,174)
 General Partners                                      (821)       (1,365)
                                               ------------  ------------
                                               $    (82,139) $   (136,539)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $     (13.25) $     (22.03)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,136         6,136
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 3                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $     7,505   $     7,300
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                15,911        15,948
 General and Administrative:
  General Partner                                     1,935         1,957
  Other                                               1,757         1,381
 Amortization                                         1,115         (404)
                                               ------------  ------------
  Total Expenses                                     20,718        18,882
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (13,213)      (11,582)
Equity in Losses of Project Partnerships            (49,607)      (61,939)
                                               ------------  ------------
Net Loss                                       $    (62,820) $    (73,521)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (62,192)      (72,786)
 General Partners                                      (628)         (735)
                                               ------------  ------------
                                               $    (62,820) $    (73,521)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $     (11.40) $     (13.34)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              5,456         5,456
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 4                                        1998             1997
                                                ----             ----
Revenues:
 Interest Income                                $     9,773    $     9,737
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                19,533         19,568
 General and Administrative:
  General Partner                                     2,440          2,468
  Other                                               1,981          1,577
 Amortization                                         2,264          (489)
                                               ------------   ------------
  Total Expenses                                     26,218         23,124
                                               ------------   ------------
Loss Before Equity in Losses of Project
Partnerships                                        (16,445)       (13,387)
Equity in Losses of Project Partnerships            (64,825)      (130,656)
                                               ------------   ------------
Net Loss                                       $    (81,270)  $   (144,043)
                                               ============   ============
Allocation of Net Loss:
 Assignees                                          (80,457)      (142,603)
 General Partners                                      (813)        (1,440)
                                               ------------   ------------
                                               $    (81,270)  $   (144,043)
                                               ============   ============
Net Loss Per Beneficial Assignee
Certificate                                    $     (11.64)  $     (20.62)
Number of Beneficial Assignee                  ============   ============
Certificates Outstanding                              6,915          6,915
                                               ============   ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 5                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    12,625   $    12,532
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                24,166        24,211
 General and Administrative:
  General Partner                                     3,029         3,063
  Other                                               2,547         1,901
 Amortization                                         3,256         2,751
                                               ------------  ------------
  Total Expenses                                     32,998        31,926
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (20,373)      (19,394)
Equity in Losses of Project Partnerships           (116,221)     (157,258)
                                               ------------  ------------
Net Loss                                       $   (136,594) $   (176,652)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (135,228)     (174,885)
 General Partners                                    (1,366)       (1,767)
                                               ------------  ------------
                                               $   (136,594) $   (176,652)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $     (15.69) $     (20.30)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              8,616         8,616
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
SERIES 6                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    12,166   $    12,239
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                26,780        26,851
 General and Administrative:
  General Partner                                     3,198         3,234
  Other                                               3,298         2,258
 Amortization                                         4,855         5,512
                                               ------------  ------------
  Total Expenses                                     38,131        37,855
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (25,965)      (25,616)
Equity in Losses of Project Partnerships           (183,112)     (226,916)
                                               ------------  ------------
Net Loss                                       $   (209,077) $   (252,532)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (206,986)     (250,007)
 General Partners                                    (2,091)       (2,525)
                                               ------------  ------------
                                               $   (209,077) $   (252,532)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $     (20.48) $     (24.74)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                             10,105        10,105
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30,
                                (Unaudited)
TOTAL SERIES 2 - 6                              1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    51,098   $    51,544
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               103,583       103,800
 General and Administrative:
  General Partner                                    12,453        12,594
  Other                                              11,116         8,344
 Amortization                                        12,835         7,962
                                               ------------  ------------
  Total Expenses                                    139,987       132,700
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (88,889)      (81,156)
Equity in Losses of Project Partnerships           (483,011)     (702,131)
                                               ------------  ------------
Net Loss                                       $   (571,900) $   (783,287)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (566,182)     (775,455)
 General Partners                                    (5,718)       (7,832)
                                               ------------  ------------
                                               $   (571,900) $   (783,287)
                                               ============  ============




              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)


                                                General
SERIES 2                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  1,084,268    $   (43,391)    $  1,040,877

Net Loss                           (135,174)        (1,365)        (136,539)
                              -------------    ------------   -------------

Balance at June 30, 1997       $    949,094    $   (44,756)    $    904,338
                              =============    ============   =============


Balance at March 31, 1998      $    749,952    $   (46,768)    $    703,184

Net Loss                            (81,318)          (821)         (82,139)
                              -------------    ------------   -------------

Balance at June 30, 1998       $    668,634    $   (47,589)    $    621,045
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)


                                                General
SERIES 3                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $    822,156    $   (39,994)    $    782,162

Net Loss                            (72,786)          (735)         (73,521)
                              -------------    ------------   -------------

Balance at June 30, 1997       $    749,370    $   (40,729)    $    708,641
                              =============    ============   =============


Balance at March 31, 1998      $    602,863    $   (42,209)    $    560,654

Net Loss                            (62,192)          (628)         (62,820)
                              -------------    ------------   -------------

Balance at June 30, 1998       $    540,671    $   (42,837)    $    497,834
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)


                                                General
SERIES 4                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  1,791,717    $   (43,168)    $  1,748,549

Net Loss                           (142,603)        (1,440)        (144,043)
                              -------------    ------------   -------------

Balance at June 30, 1997       $  1,649,114    $   (44,608)    $  1,604,506
                              =============    ============   =============


Balance at March 31, 1998      $  1,311,156    $   (48,022)    $  1,263,134

Net Loss                            (80,457)          (813)         (81,270)
                              -------------    ------------   -------------

Balance at June 30, 1998       $  1,230,699    $   (48,835)    $  1,181,864
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)


                                                General
SERIES 5                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  2,818,232    $   (47,920)    $  2,770,312

Net Loss                           (174,885)        (1,767)        (176,652)
                              -------------    ------------   -------------

Balance at June 30, 1997       $  2,643,347    $   (49,687)    $  2,593,660
                              =============    ============   =============


Balance at March 31, 1998      $  2,012,865    $   (56,055)    $  1,956,810

Net Loss                           (135,228)        (1,366)        (136,594)
                              -------------    ------------   -------------

Balance at June 30, 1998       $  1,877,637    $   (57,421)    $  1,820,216
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)


                                                General
SERIES 6                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  4,433,605    $   (44,839)    $  4,388,766

Net Loss                           (250,007)        (2,525)        (252,532)
                              -------------    ------------   -------------

Balance at June 30, 1997       $  4,183,598    $   (47,364)    $  4,136,234
                              =============    ============   =============


Balance at March 31, 1998      $  3,572,169    $   (53,540)    $  3,518,629

Net Loss                           (206,986)        (2,091)        (209,077)
                              -------------    ------------   -------------

Balance at June 30, 1998       $  3,365,183    $   (55,631)    $  3,309,552
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)


                                                General
TOTAL SERIES 2 - 6             Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $ 10,949,978    $  (219,312)    $ 10,730,666

Net Loss                           (775,455)        (7,832)        (783,287)
                              -------------    ------------   -------------

Balance at June 30, 1997       $ 10,174,523    $  (227,144)    $  9,947,379
                              =============    ============   =============


Balance at March 31, 1998      $  8,249,005    $  (246,594)    $  8,002,411

Net Loss                           (566,182)        (5,718)        (571,900)
                              -------------    ------------   -------------

Balance at June 30, 1998       $  7,682,823    $  (252,312)    $  7,430,511
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)

SERIES 2                                        1998            1997
--------                                        ----            ----
Cash Flows from Operating Activities:
  Net Loss                                   $   (82,139)     $  (136,539)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
    Amortization                                   1,345              592
    Accreted Interest Income on Investments
in Securities                                     (6,231)          (6,669)
    Equity in Losses of Project
Partnerships                                      69,246          125,362
    Interest Income from Redemption of
Securities                                        16,834           13,628
    Payment of Asset Management Fee                    0                0
    Changes in Operating Assets and
Liabilities:
    Increase in Payable to Other Series                0          156,308
    Increase in Payable to General Partners       14,369           16,757
                                             ------------     ------------
        Net Cash Used in Operating
Activities                                        13,424          169,439
                                             ------------     ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
Partnerships                                       2,556            2,640
  Redemption of Investment in Securities          30,668           32,065
                                             ------------     ------------
        Net Cash Provided by (Used in)
Investing Activities                              33,224           34,705
                                             ------------     ------------
Increase (Decrease) in Cash and Cash
Equivalents                                       46,648          204,144
Cash and Cash Equivalents at Beginning of
Year                                             160,851          138,561
                                             ------------     ------------
Cash and Cash Equivalents at  End of Year     $  207,499      $   342,705
                                             ============     ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)
SERIES 3                                         1998            1997
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss                                    $   (62,820)    $   (73,521)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
    Amortization                                    1,115            (404)
    Accreted Interest Income on Investments
in Securities                                      (5,542)         (5,931)
    Equity in Losses of Project
Partnerships                                       49,607          61,939
    Interest Income from Redemption of
Securities                                         14,974          12,121
    Changes in Operating Assets and
Liabilities:
    Increase in Receivable from Other
Series                                                  0         (40,642)
    Increase in Payable to General
Partners                                           12,787          15,433
                                              ------------    ------------
        Net Cash Used in Operating
Activities                                         10,121         (31,005)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
Partnerships                                       14,536           8,781
  Redemption of Investment in Securities           27,278          28,521
                                              ------------    ------------
        Net Cash Provided by (Used in)
Investing Activities                               41,814          37,302
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                        51,935           6,297
Cash and Cash Equivalents at Beginning of
Year                                              135,622         109,925
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $  187,557     $   116,222
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)
SERIES 4                                         1998            1997
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss                                    $   (81,270)    $  (144,043)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
    Amortization                                    2,264            (489)
    Accreted Interest Income on Investments
in Securities                                      (7,021)         (7,514)
    Equity in Losses of Project
Partnerships                                       64,825         130,656
    Interest Income from Redemption of
Securities                                         18,970          15,358
    Changes in Operating Assets and
Liabilities:
    Increase in Receivable from Other
Series                                                  0         (51,491)
    Increase in Payable to General
Partners                                           15,738          19,094
                                              ------------    ------------
        Net Cash Used in Operating
Activities                                         13,506         (38,429)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
Partnerships                                        9,588           6,835
  Redemption of Investment in Securities           34,559          36,133
                                              ------------    ------------
        Net Cash Provided by (Used in)
Investing Activities                               44,147          42,968
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                        57,653           4,539
Cash and Cash Equivalents at Beginning of
Year                                              196,876         182,773
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $  254,529     $   187,312
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)
SERIES 5                                         1998            1997
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss                                    $  (136,594)    $  (176,652)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
    Amortization                                    3,256           2,751
    Accreted Interest Income on Investments
in Securities                                      (8,751)         (9,366)
    Equity in Losses of Project
Partnerships                                      116,221          157,258
    Interest Income from Redemption of
Securities                                         23,644           19,140
    Changes in Operating Assets and
Liabilities:
    Increase in Receivable from Other
Series                                                  0          (64,175)
    Increase in Payable to General
Partners                                           19,931           23,825
                                              ------------    ------------
        Net Cash Used in Operating
Activities                                         17,707          (47,219)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
Partnerships                                        8,706            8,356
  Redemption of Investment in Securities           43,073           45,035
                                              ------------    ------------
        Net Cash Provided by (Used in)
Investing Activities                               51,779           53,391
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                        69,486            6,172
Cash and Cash Equivalents at Beginning of
Year                                              280,813          259,006
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $  350,299     $    265,178
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)
SERIES 6                                         1998            1997
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss                                    $  (209,077)    $  (252,532)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
    Amortization                                    4,855           5,512
    Accreted Interest Income on Investments
in Securities                                      (7,257)         (7,411)
    Equity in Losses of Project
Partnerships                                      183,112         226,916
    Interest Income from Redemption of
Securities                                              0               0
    Changes in Operating Assets and
Liabilities:
    Increase in Payable to General
Partners                                           22,527          26,326
                                              ------------    ------------
        Net Cash Used in Operating
Activities                                         (5,840)         (1,189)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
Partnerships                                        8,333           6,391
  Redemption of Investment in Securities                0               0
                                              ------------    ------------
        Net Cash Provided by (Used in)
Investing Activities                                8,333           6,391
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         2,493           5,202
Cash and Cash Equivalents at Beginning of
Year                                              406,255         396,736
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $  408,748     $   401,938
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (Unaudited)
TOTAL SERIES 2 - 6                               1998            1997
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss                                    $  (571,900)    $  (783,287)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
    Amortization                                   12,835           7,962
    Accreted Interest Income on Investments
in Securities                                     (34,802)        (36,891)
    Equity in Losses of Project
Partnerships                                      483,011         702,131
    Interest Income from Redemption of
Securities                                         74,422          60,247
    Changes in Operating Assets and
Liabilities:
    Increase in Receivable from Other
Series                                                  0        (156,308)
    Increase in Payable to Other Series                 0         156,308
    Increase in Payable to General
Partners                                           85,352         101,435
                                              ------------    ------------
        Net Cash Used in Operating
Activities                                         48,918          51,597
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
Partnerships                                       43,719          33,003
  Redemption of Investment in Securities          135,578         141,754
                                              ------------    ------------
        Net Cash Provided by (Used in)
Investing Activities                              179,297         174,757
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                       228,215         226,354
Cash and Cash Equivalents at Beginning of
Year                                            1,180,417       1,087,001
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year     $ 1,408,632     $ 1,313,355
                                              ============    ============

              See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                                JUNE 30, 1998

NOTE 1 - ORGANIZATION:

  Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 1998, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

  Amortization is calculated on a straight-line basis over 35 years, as this is the average estimated useful life of the underlying assets. The amortization is shown as amortization expense on the Statements of Operations.

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

Basis of Preparation

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1998. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 1998 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $129,711 for Series 2, $115,375 for Series 3, $146,168 for Series 4, $182,180 for Series 5 and $139,544 for Series 6.
For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 2                 $   362,286        $   332,643         $    29,643
Series 3                     322,141            295,878              26,263
Series 4                     408,280            374,847              33,433
Series 5                     508,710            467,199              41,511
Series 6                     459,521            428,874              41,511


  As of June 30, 1998, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 2       Series 3       Series 4
                                  --------       --------       --------
Due with 1 year                    $   47,009     $   41,813     $   52,972
After 1 year through 5 years          172,485        153,420        194,368
After 5 years through 10 years        113,149        100,645        127,507
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  332,643     $  295,878     $  374,847
                                   ==========     ==========     ==========


                                  Series 5       Series 6        Total
                                  --------       --------       --------
Due with 1 year                    $   66,024     $   49,335     $  257,153
After 1 year through 5 years          242,255        196,075        958,603
After 5 years through 10 years        158,920        183,464        683,685
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  467,199     $  428,874     $1,899,441
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

  For the three months June 30, 1998 and 1997 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:


  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                            1998           1997
                            ----          ------
 Series 2              $  17,193       $  17,222
 Series 3                 15,911          15,948
 Series 4                 19,533          19,568
 Series 5                 24,166          24,211
 Series 6                 26,780          26,851
                       ---------       ---------
 Total                 $ 103,583       $ 103,800
                       =========       =========

  General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

 Series 2              $   1,851        $  1,872
 Series 3                  1,935           1,957
 Series 4                  2,440           2,468
 Series 5                  3,029           3,063
 Series 6                  3,198           3,234
                       ---------        --------
 Total                 $  12,453        $ 12,594
                       =========        ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 1998, the Partnership had acquired an interest in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes(Series 2-22, Series 3-23, Series 5-36 and Series 6-38). The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 2                                        JUNE 30,       MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,524,678    $  4,524,678

Cumulative equity in losses of Project
Partnerships (1)                                 (4,380,029)     (4,310,783)

Cumulative distributions received from              (66,832)        (64,276)
Project Partnerships                           ------------   -------------

Investment in Project Partnerships before
Adjustment                                           77,817         149,619

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      390,838         390,838
 Accumulated amortization of acquisition
fees and expenses                                   (30,997)        (29,652)
                                                -----------    ------------

Investments in Project Partnerships            $    437,658    $    510,805
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $669,737 for the period ended June 30, 1998 and cumulative suspended losses of $556,351 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 3                                        JUNE 30,       MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  3,888,713    $  3,888,713

Cumulative equity in losses of Project
Partnerships (1)                                 (3,871,388)     (3,821,781)

Cumulative distributions received from
Project Partnerships                               (161,112)       (146,576)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                         (143,787)        (79,644)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      491,746         491,746
 Accumulated amortization of acquisition
fees and expenses                                   (35,217)        (34,102)
                                                -----------    ------------

Investments in Project Partnerships            $    312,742    $    378,000
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,121,221 for the period ended December 31, 1997 and cumulative suspended losses of $1,033,078 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 4                                        JUNE 30,       MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,952,519    $  4,952,519

Cumulative equity in losses of Project
Partnerships (1)                                 (4,490,092)     (4,425,267)

Cumulative distributions received from
Project Partnerships                                (99,854)        (90,266)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          362,573         436,986

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      562,967         562,967
 Accumulated amortization of acquisition
fees and expenses                                   (20,394)        (18,130)
                                                -----------    ------------

Investments in Project Partnerships            $    905,146    $    981,823
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $583,809 for the period ended December 31, 1997 and cumulative suspended losses of $496,384 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 5                                        JUNE 30,       MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  6,164,472    $  6,164,472

Cumulative equity in losses of Project
Partnerships (1)                                 (5,223,578)     (5,107,357)

Cumulative distributions received from
Project Partnerships                               (140,896)       (132,190)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          799,998         924,925

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      650,837         650,837
 Accumulated amortization of acquisition
fees and expenses                                   (78,931)        (75,675)
                                               ------------    ------------

Investments in Project Partnerships            $  1,371,904    $  1,500,087
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $320,482 for the period ended December 31, 1997 and cumulative suspended losses of $248,554 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 6                                        JUNE 30,       MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  7,462,215    $  7,462,215

Cumulative equity in losses of Project
Partnerships (1)                                 (5,077,931)     (4,894,819)

Cumulative distributions received from
Project Partnerships                               (130,039)       (121,706)
                                               ------------   -------------
Investment in Project Partnerships before
Adjustment                                        2,254,245       2,445,690

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      785,179         785,179
 Accumulated amortization of acquisition
fees and expenses                                  (132,931)       (128,076)
                                               ------------    ------------

Investments in Project Partnerships            $  2,906,493    $  3,102,793
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $273,943 for the period ended December 31, 1997 and cumulative suspended losses of $218,323 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6                              JUNE 30,       MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 26,992,597    $ 26,992,597

Cumulative equity in losses of Project
Partnerships (1)                                (23,043,018)    (22,560,007)

Cumulative distributions received from
Project Partnerships                               (598,733)       (555,014)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                        3,350,846       3,877,576

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,881,567       2,881,567
 Accumulated amortization of acquisition
fees and expenses                                  (298,470)       (285,635)
                                                -----------    ------------

Investments in Project Partnerships            $  5,933,943    $  6,473,508
                                               ============    ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                      MARCH 31,,
                                                 1998          1997
SERIES 2                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $ 1,697,340     $ 1,634,549
  Investment properties, net                   21,437,691      22,326,462
  Other assets                                     15,595          11,036
                                              -----------     -----------
    Total assets                              $23,150,626     $23,972,047
                                              ===========     ===========
Liabilities and Partners' Equity:
  Current liabilities                             452,263         467,917
  Long-term debt                               23,216,826      23,260,181
                                              -----------     -----------
    Total liabilities                          23,669,089      23,728,098
                                              -----------     -----------
Partners' equity
  Limited Partner                                (570,269)        168,997
  General Partners                                 51,806          74,952
                                              -----------     -----------
    Total Partners' equity                       (518,463)        243,949
                                              -----------     -----------
    Total liabilities and partners'
equity                                        $23,150,626     $23,972,047
                                              ===========     ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $   674,916     $   663,171
Expenses:
  Operating expenses                              418,495         389,835
  Interest expense                                207,000         206,339
  Depreciation and amortization                   233,898         240,247
                                              -----------     -----------
    Total expenses                                859,393         836,421

      Net loss                                   (184,477)       (173,250)
                                              ===========     ===========
Other partners' share of net loss                  (1,845)         (1,733)

Partnerships' share of net loss                  (182,632)       (171,517)
Suspended losses                                  113,386          46,155
                                              -----------     -----------
Equity in Losses of Project Partnerships      $   (69,246)     $ (125,362)
                                              ===========     ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                    MARCH 31,,
                                                1998            1997
SERIES 3                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,126,149    $ 2,051,340
  Investment properties, net                    18,667,551     19,561,292
  Other assets                                     224,455        243,192
                                               -----------    -----------
    Total assets                               $21,018,155    $21,855,824
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              430,047        538,944
  Long-term debt                                21,786,186     21,839,234
                                               -----------    -----------
    Total liabilities                           22,216,233     22,378,178
                                               -----------    -----------
Partners' equity
  Limited Partner                               (1,502,919)      (851,512)
  General Partners                                 304,841        329,158
                                               -----------    -----------
    Total Partners' equity                      (1,198,078)      (522,354)
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $21,018,155    $21,855,824
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $   634,021    $   613,571
Expenses:
  Operating expenses                               394,834        394,769
  Interest expense                                 150,037        154,508
  Depreciation and amortization                    228,291        230,423
                                               -----------    -----------
    Total expenses                                 773,162        779,700

      Net loss                                    (139,141)      (166,129)
                                               ===========    ===========
Other partners' share of net loss                   (1,391)        (1,661)

Partnerships' share of net loss                   (137,750)      (164,468)
Suspended losses                                    88,143        102,529
                                               -----------    -----------
Equity in Losses of Project Partnerships       $   (49,607)    $  (61,939)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                    MARCH 31,,
                                                1998            1997
SERIES 4                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,095,030    $ 2,016,453
  Investment properties, net                    25,028,888     26,071,590
  Other assets                                      44,390         24,404
                                               -----------    -----------
    Total assets                               $27,168,308    $28,112,447
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              558,948        647,739
  Long-term debt                                26,565,661     26,615,588
                                               -----------    -----------
    Total liabilities                           27,124,609     27,263,327
                                               -----------    -----------
Partners' equity
  Limited Partner                                 (179,134)       597,524
  General Partners                                 222,833        251,596
                                               -----------    -----------
    Total Partners' equity                          43,699        849,120
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $27,168,308    $28,112,447
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $   795,441    $   782,939
Expenses:
  Operating expenses                               453,909        478,798
  Interest expense                                 230,165        249,829
  Depreciation and amortization                    265,155        260,393
                                               -----------    -----------
    Total expenses                                 949,229        989,020

      Net loss                                    (153,788)      (206,081)
                                               ===========    ===========
Other partners' share of net loss                   (1,538)        (2,061)

Partnerships' share of net loss                   (152,250)      (204,020)
Suspended losses                                    87,425         73,364
                                               -----------    -----------
Equity in Losses of Project Partnerships       $   (64,825)    $ (130,656)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                    MARCH 31,,
                                                1998            1997
SERIES 5                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,732,243    $ 2,629,405
  Investment properties, net                    31,346,991     32,629,849
  Other assets                                      36,275          5,057
                                               -----------    -----------
    Total assets                               $34,115,509    $35,264,311
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              756,950        788,633
  Long-term debt                                32,829,165     32,899,775
                                               -----------    -----------
    Total liabilities                           33,586,115     33,688,408
                                               -----------    -----------
Partners' equity
  Limited Partner                                  599,983      1,599,064
  General Partners                                 (70,589)       (23,161)
                                               -----------    -----------
    Total Partners' equity                         529,394      1,575,903
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $34,115,509    $35,264,311
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $   902,914    $   880,340
Expenses:
  Operating expenses                               551,516        490,050
  Interest expense                                 208,096        219,451
  Depreciation and amortization                    333,352        343,782
                                               -----------    -----------
    Total expenses                               1,092,964      1,053,283

      Net loss                                    (190,050)      (172,943)
                                               ===========    ===========
Other partners' share of net loss                   (1,901)        (1,729)

Partnerships' share of net loss                   (188,149)      (171,214)
Suspended losses                                    71,928         13,956
                                               -----------    -----------
Equity in Losses of Project Partnerships       $  (116,221)    $ (157,258)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                    MARCH 31,,
                                                1998            1997
SERIES 6                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,988,191    $ 2,784,026
  Investment properties, net                    35,362,364     36,759,850
  Other assets                                      37,353         15,234
                                               -----------    -----------
    Total assets                               $38,387,908    $39,559,110
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              785,945        898,230
  Long-term debt                                35,743,123     35,847,402
                                               -----------    -----------
    Total liabilities                           36,529,068     36,745,632
                                               -----------    -----------
Partners' equity
  Limited Partner                                2,024,016      2,940,931
  General Partners                                (165,176)      (127,453)
                                               -----------    -----------
    Total Partners' equity                       1,858,840      2,813,478
                                               -----------    -----------
    Total liabilities and partners'            $38,387,908    $39,559,110
equity                                         ===========    ===========

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $   966,931    $   959,693
Expenses:
  Operating expenses                               580,494        562,341
  Interest expense                                 259,487        274,912
  Depreciation and amortization                    368,093        367,107
                                               -----------    -----------
    Total expenses                               1,208,074      1,204,360

      Net loss                                    (241,143)      (244,667)
                                               ===========    ===========
Other partners' share of net loss                   (2,411)        (2,447)

Partnerships' share of net loss                   (238,732)      (242,220)
Suspended losses                                    55,620         15,304
                                               -----------    -----------
Equity in Losses of Project Partnerships       $  (183,112)    $ (226,916)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                  MARCH 31,,
                                            1998               1997
TOTAL SERIES 2- 6                           ----               ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                            $ 11,638,953     $ 11,115,773
  Investment properties, net                 131,843,485      137,349,043
  Other assets                                   358,068          298,923
                                             -----------      -----------
    Total assets                            $143,840,506     $148,763,739
                                             ===========      ===========
Liabilities and Partners' Equity:
  Current liabilities                          2,984,153        3,341,463
  Long-term debt                             140,140,961      140,462,180
                                             -----------      -----------
    Total liabilities                        143,125,114      143,803,643
                                             -----------      -----------
Partners' equity
  Limited Partner                                371,677        4,455,004
  General Partners                               343,715          505,092
                                             -----------      -----------
    Total Partners' equity                       715,392        4,960,096
                                             -----------      -----------
    Total liabilities and partners'
equity                                      $143,840,506     $148,763,739
                                             ===========      ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                      $ 3,974,223      $ 3,899,714
Expenses:
  Operating expenses                           2,399,248        2,315,793
  Interest expense                             1,054,785        1,105,039
  Depreciation and amortization                1,428,789        1,441,952
                                             -----------      -----------
    Total expenses                             4,882,822        4,862,784

      Net loss                                  (908,599)        (963,070)
                                             ===========      ===========
Other partners' share of net loss                 (9,086)          (9,631)

Partnerships' share of net loss                 (899,513)        (953,439)
Suspended losses                                 416,502          251,308
                                             -----------      -----------
Equity in Losses of Project
Partnerships                                $   (483,011)     $  (702,131)
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

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the three months ended June 30, 1998 and June 30, 1997. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three months ended June 30, 1998 are comparable for the same period ended June 30, 1997. There were no unusual variations in the operating results between these two periods.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 1998 decreased from $125,362 for the three months ended June 30, 1997 to $69,246 as a result of not including losses of $113,386 in 1998 as compared to $46,155 in 1997, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At June 30, 1998, the Series had $207,499 of short-term investments (Cash and Cash Equivalents). It also had $332,643 in Zero Coupon Treasuries with annual maturities providing $49,544 in fiscal year 2000 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $82,139 for the three months ended June 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $69,246 and the changes in operating assets and liabilities, net cash provided by operating activities was $13,424, primarily due to the interest income from the maturity of the Zero Coupon Treasuries. Cash provided by investing activities totaled
$30,668, consisting of $2,556 in cash distributions from the Project Partnerships and $30,668 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 1998 decreased from $61,939 for the three months ended June 30, 1997 to $49,607 as a result of not including losses of $88,143 in 1998 as compared to $102,529 in 1997, as these losses would reduce the investment in certain Project Partnerships below zero.

At June 30, 1998, the Series had $187,557 of short-term investments (Cash and Cash Equivalents). It also had $295,878 in Zero Coupon Treasuries with annual maturities providing $44,054 in fiscal year 2000 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $62,820 for the three months ended June 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $49,607 and the changes in operating assets and liabilities, net cash provided by operating activities was $10,121, primarily due to the Interest Income from the Redemption of Zero Coupon Treasuries of $14,974. Cash provided by investing activities totaled $41,814, consisting of $14,536 in cash distributions from the Project Partnerships and $27,278 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 1998 decreased from $130,656 for the three months ended June 30, 1997 to $64,825.

  At June 30, 1998, the Series had $254,529 of short-term investments (Cash and Cash Equivalents). It also had $374,847 in Zero Coupon Treasuries with annual maturities providing $55,834 in fiscal year 2000 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $81,270 for the three months ended June 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $64,825 and the changes in operating assets and liabilities, net cash provided by operating activities was $13,506, primarily due to the Interest Income from the maturity of Zero Coupon Treasuries of $18,970. Cash provided by investing activities totaled $44,147, consisting of $9,588 in cash distributions from the Project Partnerships and $34,559 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 1998 decreased from $157,258 for the three months ended June 30, 1997 to $116,221 as a result of not including losses of $71,928 in 1998 as compared to $13,956 in 1997, as these losses would reduce the investment in certain Project Partnerships below zero.

  At June 30, 1998, the Series had $350,299 of short-term investments (Cash and Cash Equivalents). It also had $467,199 in Zero Coupon Treasuries with annual maturities providing $69,568 in fiscal year 2000 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $136,594 for the three months ended June 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $116,221 and the changes in operating assets and liabilities, net cash provided by operating activities was $17,707, primarily due to the Interest Income from the maturity of Zero Coupon Treasuries of $23,644. Cash provided by investing activities totaled $51,779, consisting of $8,706 in cash distributions from the Project Partnerships and $43,073 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.


  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 1998 decreased from $226,916 for the three months ended June 30, 1997 to $183,112 as a result of not including losses of $15,304 in 1998 as compared to $55,620 in 1997, as these losses would reduce the investment in certain Project Partnerships below zero.

  At June 30, 1998, the Series had $408,748 of short-term investments (Cash and Cash Equivalents). It also had $428,874 in Zero Coupon Treasuries with annual maturities providing $51,000 in fiscal year 2000 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $209,077 for the three months ended June 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $183,112 and the changes in operating assets and liabilities, net cash used in operating activities was $5,840, primarily due to the increase in payable to the General Partners. Cash provided by investing activities totaled $8,333, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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


                           GATEWAY TAX CREDIT FUND II LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.






Date:  August 21, 1998     By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date:  August 21, 1998     By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer