Form 10-Q
period 1998-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 1998-11-13
CIK 857115

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             September 30, 1998

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

                      YES     X         NO

                                              Number of Units
      Title of Each Class                    September 30, 1998
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
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 2                                    September 30,      March 31,
                                                 1998             1998
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   169,748     $   160,851
 Investments in Securities                           47,867          47,501
                                               ------------    ------------
  Total Current Assets                              217,615         208,352

 Investments in Securities                          291,125         326,412
 Investments in Project Partnerships, Net           408,013         510,805
                                              -------------   -------------
    Total Assets                                $   916,753     $ 1,045,569
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         44,735          46,190
                                              -------------   -------------
  Total Current Liabilities                          44,735          46,190
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        294,146         296,195
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 1998 and
March 31, 1998 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30,1998
and March 31, 1998, issued and outstanding          625,893         749,952
General Partners                                    (48,021)        (46,768)
                                              -------------   -------------
  Total Partners' Equity                            577,872         703,184
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   916,753     $ 1,045,569
                                              =============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS


SERIES 3                                     September 30,     March 31,
                                                 1998            1998
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   135,900     $   135,622
 Investments in Securities                           42,576          42,252
                                               ------------    ------------
  Total Current Assets                              178,476         177,874

 Investments in Securities                          258,950         290,336
 Investments in Project Partnerships, Net           206,967         378,000
                                              -------------   -------------
    Total Assets                                $   644,393     $   846,210
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         48,970          50,773
                                              -------------   -------------
  Total Current Liabilities                          48,970          50,773
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        218,107         234,783
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 1998 and
March 31, 1998 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30, 1998
and March 31, 1998, issued and outstanding          421,358         602,863
General Partners                                    (44,042)        (42,209)
                                              -------------   -------------
  Total Partners' Equity                            377,316         560,654
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   644,393     $   846,210
                                              =============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 4                                     September 30,     March 31,
                                                 1998            1998
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   208,954     $   196,876
 Investments in Securities                           53,940          53,529
                                               ------------    ------------
  Total Current Assets                              262,894         250,405

 Investments in Securities                          328,063         367,826
 Investments in Project Partnerships, Net           929,726         981,823
                                              -------------   -------------
    Total Assets                                $ 1,520,683     $ 1,600,054
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         54,140          56,202
                                              -------------   -------------
  Total Current Liabilities                          54,140          56,202
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        275,892         280,718
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 1998 and
March 31, 1998 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30, 1998
and March 31, 1998, issued and outstanding        1,239,398       1,311,156
General Partners                                    (48,747)        (48,022)
                                              -------------   -------------
  Total Partners' Equity                          1,190,651       1,263,134
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 1,520,683     $ 1,600,054
                                              =============   =============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 5                                    September 30,      March 31,
                                                 1998             1998
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   288,746     $   280,813
 Investments in Securities                           67,229          66,717
                                               ------------    ------------
  Total Current Assets                              355,975         347,530

 Investments in Securities                          408,888         458,448
 Investments in Project Partnerships, Net         1,231,149       1,500,087
                                              -------------   -------------
    Total Assets                                $ 1,996,012     $ 2,306,065
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         73,725          74,748
                                              -------------   -------------
  Total Current Liabilities                          73,725          74,748
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        262,491         274,507
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 1998 and
March 31, 1998 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30,1998
and March 31, 1998, issued and outstanding        1,718,821       2,012,865
General Partners                                    (59,025)        (56,055)
                                              -------------   -------------
  Total Partners' Equity                          1,659,796       1,956,810
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 1,996,012     $ 2,306,065
                                              =============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 6                                    September 30,      March 31,
                                                 1998             1998
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   344,419     $   406,255
 Investments in Securities                           50,081          48,608
                                               ------------    ------------
  Total Current Assets                              394,500         454,863

 Investments in Securities                          386,257         373,009
 Investments in Project Partnerships, Net         2,746,352       3,102,793
                                              -------------   -------------
    Total Assets                                $ 3,527,109     $ 3,930,665
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         68,164          70,482
                                              -------------   -------------
  Total Current Liabilities                          68,164          70,482
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        337,638         341,554
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 1998 and
March 31, 1998 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30,1998
and March 31, 1998, issued and outstanding        3,178,820       3,572,169
General Partners                                    (57,513)        (53,540)
                                              -------------   -------------
  Total Partners' Equity                          3,121,307       3,518,629
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 3,527,109     $ 3,930,665
                                              =============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

TOTAL SERIES 2 - 6                           September 30,     March 31,
                                                 1998            1998
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,147,767     $ 1,180,417
 Investments in Securities                          261,693         258,607
                                               ------------    ------------
  Total Current Assets                            1,409,460       1,439,024

 Investments in Securities                        1,673,283       1,816,031
 Investments in Project Partnerships, Net         5,522,207       6,473,508
                                              -------------   -------------
    Total Assets                                $ 8,604,950     $ 9,728,563
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                        289,734         298,395
                                              -------------   -------------
  Total Current Liabilities                         289,734         298,395
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                      1,388,274       1,427,757
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 1998 and
March 31, 1998 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30, 1998
and March 31, 1998, issued and outstanding        7,184,290       8,249,005
General Partners                                   (257,348)       (246,594)
                                              -------------   -------------
  Total Partners' Equity                          6,926,942       8,002,411
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 8,604,950     $ 9,728,563
                                              =============   =============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 2                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $     8,841   $    10,457
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                17,193        17,222
 General and Administrative:
  General Partner                                     2,671         2,344
  Other                                               5,342         5,577
 Amortization                                         1,345           592
                                               ------------  ------------
  Total Expenses                                     26,551        25,735
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (17,710)      (15,278)
Equity in Losses of Project Partnerships            (25,463)      (45,452)
                                               ------------  ------------
Net Loss                                        $   (43,173)  $   (60,730)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (42,741)      (60,122)
 General Partners                                      (432)         (608)
                                               ------------  ------------
                                                $   (43,173)  $   (60,760)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $     (6.97)  $     (9.80)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,136         6,136
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 3                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $     7,866   $     7,787
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                15,911        15,948
 General and Administrative:
  General Partner                                     2,792         2,451
  Other                                               5,646         5,011
 Amortization                                         1,115         (404)
                                               ------------  ------------
  Total Expenses                                     25,464        23,006
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (17,598)      (15,219)
Equity in Losses of Project Partnerships           (102,920)      (56,357)
                                               ------------  ------------
Net Loss                                        $  (120,518)  $   (71,576)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (119,313)      (70,860)
 General Partners                                    (1,205)         (716)
                                               ------------  ------------
                                               $   (120,518)  $   (71,576)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $     (21.87)  $    (12.99)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              5,456         5,456
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 4                                        1998             1997
                                                ----             ----
Revenues:
 Interest Income                                $    10,208    $    10,277
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                19,533         19,568
 General and Administrative:
  General Partner                                     3,521          3,089
  Other                                               6,941          6,656
 Amortization                                         1,514          (489)
                                               ------------   ------------
  Total Expenses                                     31,509         28,824
                                               ------------   ------------
Loss Before Equity in Losses of Project
Partnerships                                        (21,301)       (18,547)
Equity in Losses of Project Partnerships             30,088        (27,064)
                                               ------------   ------------
Net Loss                                        $     8,787    $   (45,611)
                                               ============   ============
Allocation of Net Loss:
 Assignees                                            8,699        (45,155)
 General Partners                                        88           (456)
                                               ------------   ------------
                                                $     8,787    $   (45,611)
                                               ============   ============
Net Loss Per Beneficial Assignee
Certificate                                     $      1.26    $     (6.53)
Number of Beneficial Assignee                  ============   ============
Certificates Outstanding                              6,915          6,915
                                               ============   ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 5                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    13,130   $    13,213
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                24,166        24,211
 General and Administrative:
  General Partner                                     4,371         3,835
  Other                                               9,717         8,695
 Amortization                                         3,256         2,751
                                               ------------  ------------
  Total Expenses                                     41,510        39,492
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (28,380)      (26,279)
Equity in Losses of Project Partnerships           (132,040)     (218,011)
                                               ------------  ------------
Net Loss                                        $  (160,420)  $  (244,290)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (158,816)     (241,848)
 General Partners                                    (1,604)       (2,442)
                                               ------------  ------------
                                                $  (160,420)  $  (244,290)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (18.44)  $    (28.07)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              8,616         8,616
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 6                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    12,347   $    12,484
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                26,780        26,851
 General and Administrative:
  General Partner                                     4,612         4,047
  Other                                               9,059         8,622
 Amortization                                         4,855         5,512
                                               ------------  ------------
  Total Expenses                                     45,306        45,032
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (32,959)      (32,548)
Equity in Losses of Project Partnerships           (155,286)     (171,286)
                                               ------------  ------------
Net Loss                                        $  (188,245)  $  (203,834)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (186,363)     (201,795)
 General Partners                                    (1,882)       (2,039)
                                               ------------  ------------
                                                $  (188,245)  $  (203,834)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (18.45)  $    (19.97)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                             10,105        10,105
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
TOTAL SERIES 2 - 6                              1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    52,392   $    54,218
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               103,583       103,800
 General and Administrative:
  General Partner                                    17,967        15,766
  Other                                              36,705        34,561
 Amortization                                        12,085         7,962
                                               ------------  ------------
  Total Expenses                                    170,340       162,089
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                       (117,948)     (107,871)
Equity in Losses of Project Partnerships           (385,621)     (518,170)
                                               ------------  ------------
Net Loss                                        $  (503,569)  $  (626,041)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (498,533)     (619,779)
 General Partners                                    (5,036)       (6,262)
                                               ------------  ------------
                                                $  (503,569)  $  (626,041)
                                               ============  ============




              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 2                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    17,870   $    20,193
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                34,386        34,444
 General and Administrative:
  General Partner                                     4,522         4,216
  Other                                               6,875         6,804
 Amortization                                         2,690         1,184
                                               ------------  ------------
  Total Expenses                                     48,473        46,648
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (30,603)      (26,455)
Equity in Losses of Project Partnerships            (94,709)     (170,814)
                                               ------------  ------------
Net Loss                                        $  (125,312)  $  (197,269)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (124,059)     (195,296)
 General Partners                                    (1,253)       (1,973)
                                               ------------  ------------
                                                $  (125,312)  $  (197,269)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (20.22)  $    (31.83)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,136         6,136
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 3                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    15,371   $    15,087
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                31,822        31,896
 General and Administrative:
  General Partner                                     4,727         4,408
  Other                                               7,403         6,392
 Amortization                                         2,230         (808)
                                               ------------  ------------
  Total Expenses                                     46,182        41,888
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (30,811)      (26,801)
Equity in Losses of Project Partnerships           (152,527)     (118,296)
                                               ------------  ------------
Net Loss                                        $  (183,338)  $  (145,097)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (181,505)     (143,646)
 General Partners                                    (1,833)       (1,451)
                                               ------------  ------------
                                                $  (183,338)  $  (145,097)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (33.27)  $    (26.33)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              5,456         5,456
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 4                                        1998             1997
                                                ----             ----
Revenues:
 Interest Income                                $    19,981    $    20,014
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                39,066         39,136
 General and Administrative:
  General Partner                                     5,961          5,557
  Other                                               8,922          8,233
 Amortization                                         3,778          (978)
                                               ------------   ------------
  Total Expenses                                     57,727         51,948
                                               ------------   ------------
Loss Before Equity in Losses of Project
Partnerships                                        (37,746)       (31,934)
Equity in Losses of Project Partnerships            (34,737)      (157,720)
                                               ------------   ------------
Net Loss                                        $   (72,483)   $  (189,654)
                                               ============   ============
Allocation of Net Loss:
 Assignees                                          (71,758)      (187,757)
 General Partners                                      (725)        (1,897)
                                               ------------   ------------
                                                $   (72,483)   $  (189,654)
                                               ============   ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (10.38)   $    (27.15)
Number of Beneficial Assignee                  ============   ============
Certificates Outstanding                              6,915          6,915
                                               ============   ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 5                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    25,755   $    25,745
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                48,332        48,422
 General and Administrative:
  General Partner                                     7,400         6,898
  Other                                              12,264        10,596
 Amortization                                         6,512         5,502
                                               ------------  ------------
  Total Expenses                                     74,508        71,418
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (48,753)      (45,673)
Equity in Losses of Project Partnerships           (248,261)     (375,269)
                                               ------------  ------------
Net Loss                                        $  (297,014)  $  (420,942)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (294,044)     (416,733)
 General Partners                                    (2,970)       (4,209)
                                               ------------  ------------
                                                $  (297,014)  $  (420,942)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (34.13)  $    (48.37)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              8,616         8,616
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
SERIES 6                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    24,513   $    24,723
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                53,560        53,702
 General and Administrative:
  General Partner                                     7,810         7,281
  Other                                              12,357        10,880
 Amortization                                         9,710        11,024
                                               ------------  ------------
  Total Expenses                                     83,437        82,887
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (58,924)      (58,164)
Equity in Losses of Project Partnerships           (338,398)     (398,202)
                                               ------------  ------------
Net Loss                                        $  (397,322)  $  (456,366)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (393,349)     (451,802)
 General Partners                                    (3,973)       (4,564)
                                               ------------  ------------
                                                $  (397,322)  $  (456,366)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (38.93)  $    (44.71)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                             10,105        10,105
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                (Unaudited)
TOTAL SERIES 2 - 6                              1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $   103,490   $   105,762
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               207,166       207,600
 General and Administrative:
  General Partner                                    30,420        28,360
  Other                                              47,821        42,905
 Amortization                                        24,920        15,924
                                               ------------  ------------
  Total Expenses                                    310,327       294,789
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                       (206,837)     (189,027)
Equity in Losses of Project Partnerships           (868,632)   (1,220,301)
                                               ------------  ------------
Net Loss                                        $(1,075,469)  $(1,409,328)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                       (1,064,715)   (1,395,234)
 General Partners                                   (10,754)      (14,094)
                                               ------------  ------------
                                                $(1,075,469)  $(1,409,328)
                                               ============  ============



              See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)


                                                General
SERIES 2                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  1,084,268    $   (43,391)    $  1,040,877

Net Loss                           (195,296)        (1,973)        (197,269)
                              -------------    ------------   -------------

Balance at September 30,1997   $    888,972    $   (45,364)    $    843,608
                              =============    ============   =============


Balance at March 31, 1998      $    749,952    $   (46,768)    $    703,184

Net Loss                           (124,059)        (1,253)        (125,312)
                              -------------    ------------   -------------

Balance at September 30,1998   $    625,893    $   (48,021)    $    577,872
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)


                                                General
SERIES 3                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $    822,156    $   (39,994)    $    782,162

Net Loss                           (143,646)        (1,451)        (145,097)
                              -------------    ------------   -------------

Balance at September 30,1997   $    678,510    $   (41,445)    $    637,065
                              =============    ============   =============


Balance at March 31, 1998      $    602,863    $   (42,209)    $    560,654

Net Loss                           (181,505)        (1,833)        (183,338)
                              -------------    ------------   -------------

Balance at September 30,1998   $    421,358    $   (44,042)    $    377,316
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)


                                                General
SERIES 4                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  1,791,717    $   (43,168)    $  1,748,549

Net Loss                           (187,757)        (1,897)        (189,654)
                              -------------    ------------   -------------

Balance at September 30,1997   $  1,603,960    $   (45,065)    $  1,558,895
                              =============    ============   =============


Balance at March 31, 1998      $  1,311,156    $   (48,022)    $  1,263,134

Net Loss                            (71,758)          (725)         (72,483)
                              -------------    ------------   -------------

Balance at September 30,1998   $  1,239,398    $   (48,747)    $  1,190,651
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)


                                                General
SERIES 5                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  2,818,232    $   (47,920)    $  2,770,312

Net Loss                           (416,733)        (4,209)        (420,942)
                              -------------    ------------   -------------

Balance at September 30,1997   $  2,401,499    $   (52,129)    $  2,349,370
                              =============    ============   =============


Balance at March 31, 1998      $  2,012,865    $   (56,055)    $  1,956,810

Net Loss                           (294,044)        (2,970)        (297,014)
                              -------------    ------------   -------------

Balance at September 30,1998   $  1,718,821    $   (59,025)    $  1,659,796
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)


                                                General
SERIES 6                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  4,433,605    $   (44,839)    $  4,388,766

Net Loss                           (451,802)        (4,564)        (456,366)
                              -------------    ------------   -------------

Balance at September 30,1997   $  3,981,803    $   (49,403)    $  3,932,400
                              =============    ============   =============


Balance at March 31, 1998      $  3,572,169    $   (53,540)    $  3,518,629

Net Loss                           (393,349)        (3,973)        (397,322)
                              -------------    ------------   -------------

Balance at September 30,1998   $  3,178,820    $   (57,513)    $  3,121,307
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)


                                                General
TOTAL SERIES 2 - 6             Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $ 10,949,978    $  (219,312)    $ 10,730,666

Net Loss                         (1,395,234)       (14,094)      (1,409,328)
                              -------------    ------------   -------------

Balance at September 30,1997   $  9,554,744    $  (233,406)    $  9,321,338
                              =============    ============   =============


Balance at March 31, 1998      $  8,249,005    $  (246,594)    $  8,002,411

Net Loss                         (1,064,715)       (10,754)      (1,075,469)
                              -------------    ------------   -------------

Balance at September 30,1998   $  7,184,290    $  (257,348)    $  6,926,942
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)

SERIES 2                                        1998            1997
--------                                        ----            ----
Cash Flows from Operating Activities:
  Net Loss                                    $  (125,312)     $  (197,269)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
    Amortization                                    2,690            1,184
    Accreted Interest Income on Investments
    in Securities                                 (12,580)         (13,605)
    Equity in Losses of Project
    Partnerships                                   94,709          170,814
    Interest Income from Redemption of
    Securities                                     16,834           13,628
    Changes in Operating Assets and
    Liabilities:
     Increase in Payable to General Partners       (3,505)          (2,865)
                                             ------------     ------------
        Net Cash Used in Operating
        Activities                                (27,164)         (28,113)
                                             ------------     ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      5,393            5,196
  Redemption of Investment in Securities           30,668           32,065
                                             ------------     ------------
        Net Cash Provided by (Used in)
        Investing Activities                       36,061           37,261
                                             ------------     ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         8,897            9,148
Cash and Cash Equivalents at Beginning of
Year                                              160,851          138,561
                                             ------------     ------------
Cash and Cash Equivalents at  End of Year     $   169,748      $   147,709
                                             ============     ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)
SERIES 3                                         1998            1997
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (183,338)    $  (145,097)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
    Amortization                                     2,230            (808)
    Accreted Interest Income on Investments
    in Securities                                  (11,190)        (12,101)
    Equity in Losses of Project
    Partnerships                                   152,527         118,296
    Interest Income from Redemption of
    Securities                                      14,974          12,121
    Changes in Operating Assets and
    Liabilities:
    Increase in Payable to General
    Partners                                       (18,479)        (10,543)
                                              ------------    ------------
        Net Cash Used in Operating
        Activities                                 (43,276)        (38,132)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      16,276          19,677
  Redemption of Investment in Securities            27,278          28,521
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Investing Activities                        43,554          48,198
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                            278          10,066
Cash and Cash Equivalents at Beginning of
Year                                               135,622         109,925
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $   135,900     $   119,991
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)
SERIES 4                                         1998            1997
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss                                     $   (72,483)    $  (189,654)
  Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating
Activities:
    Amortization                                     3,778            (978)
    Accreted Interest Income on Investments
    in Securities                                  (14,176)        (15,331)
    Equity in Losses of Project
    Partnerships                                    34,737         157,720
    Interest Income from Redemption of
    Securities                                      18,970          15,358
    Changes in Operating Assets and
    Liabilities:
    Increase in Payable to General
    Partners                                        (6,889)         (5,276)
                                              ------------    ------------
        Net Cash Used in Operating
        Activities                                 (36,063)        (38,161)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      13,582           8,131
  Redemption of Investment in Securities            34,559          36,133
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Investing Activities                        48,141          44,264
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         12,078           6,103
Cash and Cash Equivalents at Beginning of
Year                                               196,876         182,773
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $   208,954     $   188,876
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)
SERIES 5                                         1998            1997
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (297,014)    $  (420,942)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
    Amortization                                     6,512           5,502
    Accreted Interest Income on Investments
    in Securities                                  (17,669)        (19,108)
    Equity in Losses of Project
    Partnerships                                   248,261         375,269
    Interest Income from Redemption of
    Securities                                      23,644          19,140
    Changes in Operating Assets and
    Liabilities:
    Increase in Payable to General
    Partners                                       (13,039)        (11,500)
                                              ------------    ------------
        Net Cash Used in Operating
        Activities                                 (49,305)        (51,639)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      14,165          12,755
  Redemption of Investment in Securities            43,073          45,035
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Investing Activities                        57,238          57,790
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                          7,933           6,151
Cash and Cash Equivalents at Beginning of
Year                                               280,813         259,006
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $   288,746     $   265,157
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)
SERIES 6                                         1998            1997
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (397,322)    $  (456,366)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
    Amortization                                     9,710          11,024
    Accreted Interest Income on Investments
    in Securities                                  (14,720)        (15,031)
    Equity in Losses of Project
    Partnerships                                   338,398         398,202
    Interest Income from Redemption of
    Securities                                           0               0
    Changes in Operating Assets and
    Liabilities:
    Increase in Payable to General
    Partners                                        (6,235)         (5,849)
                                              ------------    ------------
        Net Cash Used in Operating
        Activities                                 (70,169)        (68,020)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                       8,333           8,904
  Redemption of Investment in Securities                 0               0
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Investing Activities                         8,333           8,904
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                        (61,836)        (59,116)
Cash and Cash Equivalents at Beginning of
Year                                               406,255         396,736
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $   344,419     $   337,620
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (Unaudited)
TOTAL SERIES 2 - 6                               1998            1997
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss                                     $(1,075,469)    $(1,409,328)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
    Amortization                                    24,920          15,924
    Accreted Interest Income on Investments
    in Securities                                  (70,335)        (75,176)
    Equity in Losses of Project
    Partnerships                                   868,632       1,220,301
    Interest Income from Redemption of
    Securities                                      74,422          60,247
    Changes in Operating Assets and
    Liabilities:
    Increase in Payable to General
    Partners                                       (48,147)        (36,033)
                                              ------------    ------------
        Net Cash Used in Operating
        Activities                                (225,977)       (224,065)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      57,749          54,663
  Redemption of Investment in Securities           135,578         141,754
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Investing Activities                       193,327         196,417
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                        (32,650)        (27,648)
Cash and Cash Equivalents at Beginning of
Year                                             1,180,417       1,087,001
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $ 1,147,767     $ 1,059,353
                                              ============    ============


              See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                             SEPTEMBER 30, 1998

NOTE 1 - ORGANIZATION:

  Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 1998, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

Reclassifications

   For   comparability,  the  1997  figures  have  been  reclassified,  where appropriate, to conform with the financial statement presentation used in 1998.

Basis of Preparation

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1998. In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.


NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 1998 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $136,061 for Series 2, $121,023 for Series 3, $153,324 for Series 4, $191,098 for Series 5 and $147,008 for Series 6.
For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 2                 $   382,750        $   338,992         $    43,758
Series 3                     340,338            301,527              38,811
Series 4                     431,343            382,003              49,340
Series 5                     537,448            476,117              61,331
Series 6                     487,560            436,338              51,222


  As of September 30, 1998, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 2       Series 3       Series 4
                                  --------       --------       --------
Due with 1 year                    $   47,867     $   42,576     $   53,940
After 1 year through 5 years          175,756        156,331        198,054
After 5 years through 10 years        115,369        102,620        130,009
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  338,992     $  301,527     $  382,003
                                   ==========     ==========     ==========


                                  Series 5       Series 6        Total
                                  --------       --------       --------
Due with 1 year                    $   67,229     $   50,081     $  261,693
After 1 year through 5 years          246,850        199,379        976,370
After 5 years through 10 years        162,038        186,878        696,914
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  476,117     $  436,338     $1,934,977
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

  For the six months ended September 30, 1998 and 1997 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:


  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                            1998           1997
                            ----          ------
 Series 2              $  34,386       $  34,444
 Series 3                 31,822          31,896
 Series 4                 39,066          39,136
 Series 5                 48,332          48,422
 Series 6                 53,560          53,702
                       ---------       ---------
 Total                 $ 207,166       $ 207,600
                       =========       =========

  General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

 Series 2              $   4,522        $  4,216
 Series 3                  4,727           4,408
 Series 4                  5,961           5,557
 Series 5                  7,400           6,898
 Series 6                  7,810           7,281
                       ---------        --------
 Total                 $  30,420        $ 28,360
                       =========        ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 1998, the Partnership had acquired an interest in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes(Series 2-22, Series 3-23, Series 5-36 and Series 6-38). The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 2                                     SEPTEMBER 30,     MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,524,678    $  4,524,678

Cumulative equity in losses of Project
Partnerships (1)                                 (4,405,492)     (4,310,783)

Cumulative distributions received from
Project Partnerships                                (69,669)        (64,276)
                                               ------------   -------------

Investment in Project Partnerships before
Adjustment                                           49,517         149,619

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      390,838         390,838
 Accumulated amortization of acquisition
 fees and expenses                                  (32,342)        (29,652)
                                                -----------    ------------

Investments in Project Partnerships            $    408,013    $    510,805
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $778,305 for the period ended September 30, 1998 and cumulative suspended losses of $556,351 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 3                                     SEPTEMBER 30,     MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  3,888,713    $  3,888,713

Cumulative equity in losses of Project
Partnerships (1)                                 (3,974,308)     (3,821,781)

Cumulative distributions received from
Project Partnerships                               (162,852)       (146,576)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                         (248,447)        (79,644)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      491,746         491,746
 Accumulated amortization of acquisition
 fees and expenses                                  (36,332)        (34,102)
                                                -----------    ------------

Investments in Project Partnerships            $    206,967    $    378,000
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,244,470 for the period ended September 30, 1998 and cumulative suspended losses of $1,033,078 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 4                                     SEPTEMBER 30,     MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,952,519    $  4,952,519

Cumulative equity in losses of Project
Partnerships (1)                                 (4,460,004)     (4,425,267)

Cumulative distributions received from
Project Partnerships                               (103,848)        (90,266)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          388,667         436,986

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      562,967         562,967
 Accumulated amortization of acquisition
 fees and expenses                                  (21,908)        (18,130)
                                                -----------    ------------

Investments in Project Partnerships            $    929,726    $    981,823
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $671,674 for the period ended September 30, 1998 and cumulative suspended losses of $496,384 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 5                                     SEPTEMBER 30,     MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  6,164,472    $  6,164,472

Cumulative equity in losses of Project
Partnerships (1)                                 (5,355,618)     (5,107,357)

Cumulative distributions received from
Project Partnerships                               (146,355)       (132,190)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          662,499         924,925

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      650,837         650,837
 Accumulated amortization of acquisition
 fees and expenses                                  (82,187)        (75,675)
                                               ------------    ------------

Investments in Project Partnerships            $  1,231,149    $  1,500,087
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $438,040 for the period ended September 30, 1998 and cumulative suspended losses of $248,554 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 6                                     SEPTEMBER 30,     MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  7,462,215    $  7,462,215

Cumulative equity in losses of Project
Partnerships (1)                                 (5,233,217)     (4,894,819)

Cumulative distributions received from
Project Partnerships                               (130,039)       (121,706)
                                               ------------   -------------
Investment in Project Partnerships before
Adjustment                                        2,098,959       2,445,690

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      785,179         785,179
 Accumulated amortization of acquisition
 fees and expenses                                 (137,786)       (128,076)
                                               ------------    ------------

Investments in Project Partnerships            $  2,746,352    $  3,102,793
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $308,001 for the period ended September 30, 1998 and cumulative suspended losses of $218,323 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6                           SEPTEMBER 30,     MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 26,992,597    $ 26,992,597

Cumulative equity in losses of Project
Partnerships                                    (23,428,639)    (22,560,007)

Cumulative distributions received from
Project Partnerships                               (612,763)       (555,014)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                        2,951,195       3,877,576

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,881,567       2,881,567
 Accumulated amortization of acquisition
 fees and expenses                                 (310,555)       (285,635)
                                                -----------    ------------

Investments in Project Partnerships            $  5,522,207    $  6,473,508
                                               ============    ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

                                                 1998          1997
SERIES 2                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $ 1,750,157     $ 1,645,940
  Investment properties, net                   21,204,830      22,168,236
  Other assets                                     35,271          10,058
                                              -----------     -----------
    Total assets                              $22,990,258     $23,824,234
                                              ===========     ===========
Liabilities and Partners' Equity:
  Current liabilities                             437,533         428,623
  Long-term debt                               23,206,573      23,257,739
                                              -----------     -----------
    Total liabilities                          23,644,106      23,686,362
                                              -----------     -----------
Partners' equity
  Limited Partner                                (704,300)         63,980
  General Partners                                 50,452          73,892
                                              -----------     -----------
    Total Partners' equity                       (653,848)        137,872
                                              -----------     -----------
    Total liabilities and partners'
equity                                        $22,990,258     $23,824,234
                                              ===========     ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $ 1,356,115     $ 1,342,960
                                              -----------     -----------
Expenses:
  Operating expenses                              796,685         734,845
  Interest expense                                411,496         417,630
  Depreciation and amortization                   467,796         469,812
                                              -----------     -----------
    Total expenses                              1,675,977       1,622,287

      Net loss                                   (319,862)       (279,327)
                                              ===========     ===========
Other partners' share of net loss                  (3,199)         (2,793)
                                              ===========     ===========

Partnerships' share of net loss                  (316,663)       (276,534)
Suspended loss                                    221,954         105,720
                                              -----------     -----------
Equity in Losses of Project Partnerships       $  (94,709)     $ (170,814)
                                              ===========     ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

                                                1998            1997
SERIES 3                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,142,090    $ 2,094,496
  Investment properties, net                    18,451,962     19,383,407
  Other assets                                     221,466        236,415
                                               -----------    -----------
    Total assets                               $20,815,518    $21,714,318
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              484,048        543,028
  Long-term debt                                21,758,002     21,830,460
                                               -----------    -----------
    Total liabilities                           22,242,050     22,373,488
                                               -----------    -----------
Partners' equity
  Limited Partner                               (1,729,088)      (986,004)
  General Partners                                 302,556        326,834
                                               -----------    -----------
    Total Partners' equity                      (1,426,532)      (659,170)
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $20,815,518    $21,714,318
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,187,591    $ 1,210,651
Expenses:                                      -----------    -----------

  Operating expenses                               830,029        742,330
  Interest expense                                 267,363        308,623
  Depreciation and amortization                    457,794        460,693
                                               -----------    -----------
    Total expenses                               1,555,186      1,511,646

      Net loss                                    (367,595)      (300,995)
                                               ===========    ===========
Other partners' share of net loss                   (3,676)        (3,010)
                                               ===========    ===========

Partnerships' share of net loss                   (363,919)      (297,985)
Suspended loss                                     211,392        179,689
                                               -----------    -----------
Equity in Losses of Project Partnershi ps       $ (152,527)    $ (118,296)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

                                                1998            1997
SERIES 4                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,281,638    $ 2,100,912
  Investment properties, net                    24,774,619     25,828,907
  Other assets                                      46,196         24,858
                                               -----------    -----------
    Total assets                               $27,102,453    $27,954,677
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              592,640        562,752
  Long-term debt                                26,531,497     26,611,866
                                               -----------    -----------
    Total liabilities                           27,124,137     27,174,618
                                               -----------    -----------
Partners' equity
  Limited Partner                                 (240,423)       529,747
  General Partners                                 218,739        250,312
                                               -----------    -----------
    Total Partners' equity                         (21,684)       780,059
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $27,102,453    $27,954,677
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,656,330    $ 1,592,236
Expenses:                                      -----------    -----------

  Operating expenses                               981,127        882,888
  Interest expense                                 357,041        462,018
  Depreciation and amortization                    530,310        521,872
                                               -----------    -----------
    Total expenses                               1,868,478      1,866,778

      Net loss                                    (212,148)      (274,542)
                                               ===========    ===========
Other partners' share of net loss                   (2,121)        (2,745)
                                               ===========    ===========

Partnerships' share of net loss                   (210,027)      (271,797)
Suspended loss                                     175,290        114,077
                                               -----------    -----------
Equity in Losses of Project Partnerships        $  (34,737)    $ (157,720)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

                                                1998            1997
SERIES 5                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,759,912    $ 2,731,776
  Investment properties, net                    31,015,360     32,306,100
  Other assets                                      71,380          4,958
                                               -----------    -----------
    Total assets                               $33,846,652    $35,042,834
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              756,060        824,094
  Long-term debt                                32,813,316     32,897,396
                                               -----------    -----------
    Total liabilities                           33,569,376     33,721,490
                                               -----------    -----------
Partners' equity
  Limited Partner                                  350,386      1,347,051
  General Partners                                 (73,110)       (25,707)
                                               -----------    -----------
    Total Partners' equity                         277,276      1,321,344
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $33,846,652    $35,042,834
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,765,354    $ 1,778,167
Expenses:                                      -----------    -----------

  Operating expenses                             1,123,887      1,064,849
  Interest expense                                 417,261        453,197
  Depreciation and amortization                    666,375        687,623
                                               -----------    -----------
    Total expenses                               2,207,523      2,205,669

      Net loss                                    (442,169)      (427,502)
                                               ===========    ===========
Other partners' share of net loss                   (4,422)        (4,275)
                                               ===========    ===========

Partnerships' share of net loss                   (437,747)      (423,227)
Suspended loss                                     189,486         47,958
                                               -----------    -----------
Equity in Losses of Project Partnerships        $ (248,261)    $ (375,269)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

                                                1998            1997
SERIES 6                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 3,077,417    $ 2,904,433
  Investment properties, net                    35,013,401     36,416,742
  Other assets                                      24,437         15,352
                                               -----------    -----------
    Total assets                               $38,115,255    $39,336,527
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              788,868        880,880
  Long-term debt                                35,658,804     35,836,877
                                               -----------    -----------
    Total liabilities                           36,447,672     36,717,757
                                               -----------    -----------
Partners' equity
  Limited Partner                                1,834,672      2,748,170
  General Partners                                (167,089)      (129,400)
                                               -----------    -----------
    Total Partners' equity                       1,667,583      2,618,770
                                               -----------    -----------
    Total liabilities and partners'            $38,115,255    $39,336,527
equity                                         ===========    ===========

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,988,399    $ 2,044,084
Expenses:                                      -----------    -----------

  Operating expenses                             1,141,374      1,094,214
  Interest expense                                 546,487        652,781
  Depreciation and amortization                    732,938        736,464
                                               -----------    -----------
    Total expenses                               2,420,799      2,483,459

      Net loss                                    (432,400)      (439,375)
                                               ===========    ===========
Other partners' share of net loss                   (4,324)        (4,394)
                                               ===========    ===========

Partnerships' share of net loss                   (428,076)      (434,981)
Suspended losses                                    89,678         36,779
                                               -----------    -----------
Equity in Losses of Project Partnerships        $ (338,398)    $ (398,202)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

                                            1998               1997
TOTAL SERIES 2- 6                           ----               ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                            $ 12,011,214     $ 11,477,557
  Investment properties, net                 130,460,172      136,103,392
  Other assets                                   398,750          291,641
                                             -----------      -----------
    Total assets                            $142,870,136     $147,872,590
                                             ===========      ===========
Liabilities and Partners' Equity:
  Current liabilities                          3,059,149        3,239,377
  Long-term debt                             139,968,192      140,434,338
                                             -----------      -----------
    Total liabilities                        143,027,341      143,673,715
                                             -----------      -----------
Partners' equity
  Limited Partner                               (488,753)       3,702,944
  General Partners                               331,548          495,931
                                             -----------      -----------
    Total Partners' equity                      (157,205)       4,198,875
                                             -----------      -----------
    Total liabilities and partners'
equity                                      $142,870,136     $147,872,590
                                           =============    =============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                      $ 7,953,789      $ 7,968,098
Expenses:                                  -------------    -------------

  Operating expenses                           4,873,102        4,519,126
  Interest expense                             1,999,648        2,294,249
  Depreciation and amortization                2,855,213        2,876,464
                                             -----------      -----------
    Total expenses                             9,727,963        9,689,839

      Net loss                                (1,774,174)      (1,721,741)
                                             ===========      ===========
Other partners' share of net loss                (17,742)         (17,217)
                                             ===========      ===========

Partnerships' share of net loss               (1,756,432)      (1,704,524)
Suspended losses                                 887,800          484,223
                                             -----------      -----------
Equity in Losses of Project
Partnerships                                 $  (868,632)     $(1,220,301)
                                            ============     ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   Operations  commenced on September 14, 1990, with the first  admission  of
Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the six and three months ended September 30, 1998 and September 30, 1997. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the six and three months ended September 30, 1998 are comparable for the same period ended September 30, 1997. There were no unusual variations in the operating results between these two periods.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 1998 decreased from $170,814 for the six months ended September 30, 1997 to $94,709 as a result of not including losses of $221,954 in 1998 as compared to $105,720 in 1997, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At September 30, 1998, the Series had $169,748 of short-term investments (Cash and Cash Equivalents). It also had $338,992 in Zero Coupon Treasuries with annual maturities providing $49,544 in fiscal year 2000 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $125,312 for the six months ended September 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $94,709 and the changes in operating assets and liabilities, net cash used in operating activities was $27,164 as a result of paying Asset Management Fees of $35,000. Cash provided by investing activities totaled $36,061, consisting of $5,393 in cash distributions from the Project Partnerships and $30,668 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 1998 increased from $118,296 for the six months ended September 30, 1997 to $152,527.

  At September 30, 1998, the Series had $135,900 of short-term investments (Cash and Cash Equivalents). It also had $301,526 in Zero Coupon Treasuries with annual maturities providing $44,054 in fiscal year 2000 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $183,338 for the six months ended September 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $152,527 and the changes in operating assets and liabilities, net cash used in operating activities was $43,276 as a result of paying Asset Management Fees of $47,000. Cash provided by investing activities totaled $43,554, consisting of $16,276 in cash distributions from the Project Partnerships and $27,278 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 1998 decreased from $157,720 for the six months ended September 30, 1997 to $34,737 as a result of not including losses of $175,290 in 1998 as compared to $114,077 in 1997, as these losses would reduce the investment in certain Project Partnerships below zero.

  At September 30, 1998, the Series had $208,954 of short-term investments (Cash and Cash Equivalents). It also had $382,003 in Zero Coupon Treasuries with annual maturities providing $55,834 in fiscal year 2000 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $72,483 for the six months ended September 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $34,737 and the changes in operating assets and liabilities, net cash used in operating activities was $36,063 as a result of paying Asset Management Fees of $42,000. Cash provided by investing activities totaled $48,141, consisting of $13,582 in cash distributions from the Project Partnerships and $34,559 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 1998 decreased from $375,269 for the six months ended September 30, 1997 to $248,261 as a result of not including losses of $189,486 in 1998 as compared to $47,958 in 1997, as these losses would reduce the investment in certain Project Partnerships below zero.

  At September 30, 1998, the Series had $288,746 of short-term investments (Cash and Cash Equivalents). It also had $476,117 in Zero Coupon Treasuries with annual maturities providing $69,568 in fiscal year 2000 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $297,014 for the six months ended September 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $248,261 and the changes in operating assets and liabilities, net cash used in operating activities was $49,305 as a result of paying Asset Management Fees of $58,000. Cash provided by investing activities totaled $57,238, consisting of $14,165 in cash distributions from the Project Partnerships and $43,073 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 1998 decreased from $398,202 for the six months ended September 30, 1997 to $338,398 as a result of not including losses of $89,678 in 1998 as compared to $36,779 in 1997, as these losses would reduce the investment in certain Project Partnerships below zero.

  At September 30, 1998, the Series had $344,419 of short-term investments (Cash and Cash Equivalents). It also had $436,338 in Zero Coupon Treasuries with annual maturities providing $51,000 in fiscal year 2000 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $397,322 for the six months ended September 30, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $338,398 and the changes in operating assets and liabilities, net cash used in operating activities was $70,169 as a result of paying Asset Management Fees of $55,000. Cash provided by investing activities totaled $8,333, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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


                           GATEWAY TAX CREDIT FUND II LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.






Date: November 13, 1998    By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: November 13, 1998    By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer