Form 10-Q
period 1998-12-31
GATEWAY TAX CREDIT FUND II LTD
filed 1999-02-10
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             December 31, 1998

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

Registrant's Telephone Number, Including Area Code: (727)573-3800

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES     X         NO

                                              Number of Units
      Title of Each Class                    December 31, 1998
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
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 2                                     December 31,      March 31,
                                                 1998             1998
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   169,081     $   160,851
 Investments in Securities                           48,741          47,501
                                               ------------    ------------
  Total Current Assets                              217,822         208,352

 Investments in Securities                          296,721         326,412
 Investments in Project Partnerships, Net           180,244         510,805
                                              -------------   -------------
    Total Assets                                $   694,787     $ 1,045,569
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         46,556          46,190
                                              -------------   -------------
  Total Current Liabilities                          46,556          46,190
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        310,635         296,195
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 1998 and
March 31, 1998 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31,1998
and March 31, 1998, issued and outstanding          388,020         749,952
General Partners                                    (50,424)        (46,768)
                                              -------------   -------------
  Total Partners' Equity                            337,596         703,184
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   694,787     $ 1,045,569
                                              =============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS


SERIES 3                                     December 31,      March 31,
                                                 1998            1998
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   133,162     $   135,622
 Investments in Securities                           43,353          42,252
                                               ------------    ------------
  Total Current Assets                              176,515         177,874

 Investments in Securities                          263,929         290,336
 Investments in Project Partnerships, Net           130,696         378,000
                                              -------------   -------------
    Total Assets                                $   571,140     $   846,210
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         48,173          50,773
                                              -------------   -------------
  Total Current Liabilities                          48,173          50,773
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        233,133         234,783
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 1998 and March
31, 1998 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31, 1998
and March 31, 1998, issued and outstanding          334,751         602,863
General Partners                                    (44,917)        (42,209)
  Total Partners' Equity                      -------------   -------------
                                                    289,834         560,654
    Total Liabilities and Partners' Equity    -------------   -------------
                                                $   571,140     $   846,210
                                              =============   =============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 4                                     December 31,      March 31,
                                                 1998            1998
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   206,323     $   196,876
 Investments in Securities                           54,924          53,529
                                               ------------    ------------
  Total Current Assets                              261,247         250,405

 Investments in Securities                          334,370         367,826
 Investments in Project Partnerships, Net           748,207         981,823
                                              -------------   -------------
    Total Assets                                $ 1,343,824     $ 1,600,054
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         53,084          56,202
                                              -------------   -------------
  Total Current Liabilities                          53,084          56,202
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        294,496         280,718
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 1998 and March
31, 1998 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31, 1998
and March 31, 1998, issued and outstanding        1,046,935       1,311,156
General Partners                                    (50,691)        (48,022)
  Total Partners' Equity                      -------------   -------------
                                                    996,244       1,263,134
    Total Liabilities and Partners' Equity    -------------   -------------
                                                $ 1,343,824     $ 1,600,054
                                              =============   =============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 5                                     December 31,      March 31,
                                                 1998             1998
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   286,594     $   280,813
 Investments in Securities                           68,457          66,717
                                               ------------    ------------
  Total Current Assets                              355,051         347,530

 Investments in Securities                          416,749         458,448
 Investments in Project Partnerships, Net           868,598       1,500,087
                                              -------------   -------------
    Total Assets                                $ 1,640,398     $ 2,306,065
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         73,825          74,748
                                              -------------   -------------
  Total Current Liabilities                          73,825          74,748
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        285,506         274,507
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 1998 and
March 31, 1998 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31,1998
and March 31, 1998, issued and outstanding        1,343,879       2,012,865
General Partners                                    (62,812)        (56,055)
                                              -------------   -------------
  Total Partners' Equity                          1,281,067       1,956,810
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 1,640,398     $ 2,306,065
                                              =============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

SERIES 6                                     December 31,      March 31,
                                                 1998             1998
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   345,554     $   406,255
 Investments in Securities                           50,839          48,608
                                               ------------    ------------
  Total Current Assets                              396,393         454,863

 Investments in Securities                          393,093         373,009
 Investments in Project Partnerships, Net         2,452,455       3,102,793
                                              -------------   -------------
    Total Assets                                $ 3,241,941     $ 3,930,665
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         66,746          70,482
                                              -------------   -------------
  Total Current Liabilities                          66,746          70,482
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        363,200         341,554
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 1998 and
March 31, 1998 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31,1998
and March 31, 1998, issued and outstanding        2,872,601       3,572,169
General Partners                                    (60,606)        (53,540)
                                              -------------   -------------
  Total Partners' Equity                          2,811,995       3,518,629
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 3,241,941     $ 3,930,665
                                              =============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS

TOTAL SERIES 2 - 6                           December 31,      March 31,
                                                 1998            1998
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,140,714     $ 1,180,417
 Investments in Securities                          266,314         258,607
                                               ------------    ------------
  Total Current Assets                            1,407,028       1,439,024

 Investments in Securities                        1,704,862       1,816,031
 Investments in Project Partnerships, Net         4,380,200       6,473,508
                                              -------------   -------------
    Total Assets                                $ 7,492,090     $ 9,728,563
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                        288,384         298,395
                                              -------------   -------------
  Total Current Liabilities                         288,384         298,395
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                      1,486,970       1,427,757
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 1998 and March
31, 1998 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31, 1998
and March 31, 1998, issued and outstanding        5,986,186       8,249,005
General Partners                                   (269,450)       (246,594)
  Total Partners' Equity                      -------------   -------------
                                                  5,716,736       8,002,411
    Total Liabilities and Partners' Equity    -------------   -------------
                                                $ 7,492,090     $ 9,728,563
                                              =============   =============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 2                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $     8,489   $     9,003
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                17,193        17,222
 General and Administrative:
  General Partner                                     1,313         2,022
  Other                                               3,947         1,309
 Amortization                                         1,345           592
                                               ------------  ------------
  Total Expenses                                     23,798        21,145
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (15,309)      (12,142)
Equity in Losses of Project Partnerships           (224,967)     (113,426)
                                               ------------  ------------
Net Loss                                       $   (240,276)  $  (125,568)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (237,873)     (124,312)
 General Partners                                    (2,403)       (1,256)
                                               ------------  ------------
                                               $   (240,276)  $  (125,568)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $     (38.77)  $    (20.26)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,136         6,136
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 3                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $     7,360   $     7,866
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                15,911        15,948
 General and Administrative:
  General Partner                                     1,402         2,114
  Other                                               1,258        1,1551
 Amortization                                         1,115         (404)
                                               ------------  ------------
  Total Expenses                                     19,686        19,209
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (12,326)      (11,343)
Equity in Losses of Project Partnerships            (75,156)      (50,409)
                                               ------------  ------------
Net Loss                                       $    (87,482)  $   (61,752)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (86,607)      (61,134)
 General Partners                                      (875)         (618)
                                               ------------  ------------
                                               $    (87,482)  $   (61,752)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                    $     (15.87)  $    (11.21)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              5,456         5,456
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 4                                        1998             1997
                                                ----             ----
Revenues:
 Interest Income                                $     9,766    $    10,426
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                19,533         19,568
 General and Administrative:
  General Partner                                     1,731          2,666
  Other                                               1,690          1,763
 Amortization                                         2,264          (489)
                                               ------------   ------------
  Total Expenses                                     25,218         23,508
                                               ------------   ------------
Loss Before Equity in Losses of Project
Partnerships                                        (15,452)       (13,082)
Equity in Losses of Project Partnerships           (178,955)      (124,875)
                                               ------------   ------------
Net Loss                                        $  (194,407)   $  (137,957)
                                               ============   ============
Allocation of Net Loss:
 Assignees                                         (192,463)      (136,577)
 General Partners                                    (1,944)        (1,380)
                                               ------------   ------------
                                                $  (194,407)   $  (137,957)
                                               ============   ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (27.83)   $    (19.75)
Number of Beneficial Assignee                  ============   ============
Certificates Outstanding                              6,915          6,915
                                               ============   ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 5                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    12,507   $    13,349
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                24,166        24,211
 General and Administrative:
  General Partner                                     2,148         3,310
  Other                                               4,680         2,049
 Amortization                                         3,256         2,751
                                               ------------  ------------
  Total Expenses                                     34,250        32,321
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (21,743)      (18,972)
Equity in Losses of Project Partnerships           (356,986)     (256,936)
                                               ------------  ------------
Net Loss                                        $  (378,729)  $  (275,908)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (374,942)     (273,149)
 General Partners                                    (3,787)       (2,759)
                                               ------------  ------------
                                                $  (378,729)  $  (275,908)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (43.52)  $    (31.70)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              8,616         8,616
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 6                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    11,705   $    12,125
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                26,780        26,851
 General and Administrative:
  General Partner                                     2,283         3,494
  Other                                               2,259         2,427
 Amortization                                         4,855         5,512
                                               ------------  ------------
  Total Expenses                                     36,177        38,284
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (24,472)      (26,159)
Equity in Losses of Project Partnerships           (284,840)     (208,584)
                                               ------------  ------------
Net Loss                                        $  (309,312)  $  (234,743)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (306,219)     (232,396)
 General Partners                                    (3,093)       (2,347)
                                               ------------  ------------
                                                $  (309,312)  $  (234,743)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (30.30)  $    (23.00)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                             10,105        10,105
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
TOTAL SERIES 2 - 6                              1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    49,827   $    52,769
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               103,583       103,800
 General and Administrative:
  General Partner                                     8,877        13,606
  Other                                              13,834         9,099
 Amortization                                        12,835         7,962
                                               ------------  ------------
  Total Expenses                                    139,129       134,467
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (89,302)      (81,698)
Equity in Losses of Project Partnerships         (1,120,904)     (754,230)
                                               ------------  ------------
Net Loss                                        $(1,210,206)  $  (835,928)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                       (1,198,104)     (827,569)
 General Partners                                   (12,102)       (8,359)
                                               ------------  ------------
                                                $(1,210,206)  $  (835,928)
                                               ============  ============




              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 2                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    26,359   $    29,196
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                51,579        51,666
 General and Administrative:
  General Partner                                     5,835         6,238
  Other                                              10,822         8,113
 Amortization                                         4,035         1,776
                                               ------------  ------------
  Total Expenses                                     72,271        67,793
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (45,912)      (38,597)
Equity in Losses of Project Partnerships           (319,676)     (284,240)
                                               ------------  ------------
Net Loss                                        $  (365,588)  $  (322,837)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (361,932)     (319,609)
 General Partners                                    (3,656)       (3,228)
                                               ------------  ------------
                                                $  (365,588)  $  (322,837)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (58.99)  $    (52.09)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,136         6,136
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 3                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    22,731   $    22,953
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                47,733        47,844
 General and Administrative:
  General Partner                                     6,129         6,522
  Other                                               8,661         7,943
 Amortization                                         3,345        (1,212)
                                               ------------  ------------
  Total Expenses                                     65,868        61,097
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (43,137)      (38,144)
Equity in Losses of Project Partnerships           (227,683)     (168,705)
                                               ------------  ------------
Net Loss                                        $  (270,820)  $  (206,849)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (268,112)     (204,781)
 General Partners                                    (2,708)       (2,068)
                                               ------------  ------------
                                                $  (270,820)  $  (206,849)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (49.14)  $    (37.53)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              5,456         5,456
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 4                                        1998             1997
                                                ----             ----
Revenues:
 Interest Income                                $    29,747    $    30,440
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                58,599         58,704
 General and Administrative:
  General Partner                                     7,692          8,223
  Other                                              10,612          9,996
 Amortization                                         6,042         (1,467)
                                               ------------   ------------
  Total Expenses                                     82,945         75,456
                                               ------------   ------------
Loss Before Equity in Losses of Project
Partnerships                                        (53,198)       (45,016)
Equity in Losses of Project Partnerships           (213,692)      (282,595)
                                               ------------   ------------
Net Loss                                        $  (266,890)   $  (327,611)
                                               ============   ============
Allocation of Net Loss:
 Assignees                                         (264,221)      (324,335)
 General Partners                                    (2,669)        (3,276)
                                               ------------   ------------
                                                $  (266,890)   $  (327,611)
                                               ============   ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (38.21)   $    (46.90)
Number of Beneficial Assignee                  ============   ============
Certificates Outstanding                              6,915          6,915
                                               ============   ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 5                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    38,262   $    39,094
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                72,498        72,633
 General and Administrative:
  General Partner                                     9,548        10,208
  Other                                              16,944        12,645
 Amortization                                         9,768         8,253
                                               ------------  ------------
  Total Expenses                                    108,758       103,739
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (70,496)      (64,645)
Equity in Losses of Project Partnerships           (605,247)     (632,205)
                                               ------------  ------------
Net Loss                                        $  (675,743)  $  (696,850)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (668,986)     (689,882)
 General Partners                                    (6,757)       (6,968)
                                               ------------  ------------
                                                $  (675,743)  $  (696,850)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (77.64)  $    (80.07)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              8,616         8,616
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
SERIES 6                                        1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $    36,218   $    36,848
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                80,340        80,553
 General and Administrative:
  General Partner                                    10,093        10,775
  Other                                              14,616        13,307
 Amortization                                        14,565        16,536
                                               ------------  ------------
  Total Expenses                                    119,614       121,171
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                        (83,396)      (84,323)
Equity in Losses of Project Partnerships           (623,238)     (606,786)
                                               ------------  ------------
Net Loss                                        $  (706,634)  $  (691,109)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (699,568)     (684,198)
 General Partners                                    (7,066)       (6,911)
                                               ------------  ------------
                                                $  (706,634)  $  (691,109)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (69.23)  $    (67.71)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                             10,105        10,105
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31,
                                (Unaudited)
TOTAL SERIES 2 - 6                              1998            1997
                                                ----            ----
Revenues:
 Interest Income                                $   153,317   $   158,531
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               310,749       311,400
 General and Administrative:
  General Partner                                    39,297        41,966
  Other                                              61,655        52,004
 Amortization                                        37,755        23,886
                                               ------------  ------------
  Total Expenses                                    449,456       429,256
                                               ------------  ------------
Loss Before Equity in Losses of Project
Partnerships                                       (296,139)     (270,725)
Equity in Losses of Project Partnerships         (1,989,536)   (1,974,531)
                                               ------------  ------------
Net Loss                                        $(2,285,675)  $(2,245,256)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                       (2,262,819)   (2,222,805)
 General Partners                                   (22,856)      (22,451)
                                               ------------  ------------
                                                $(2,285,675)  $(2,245,256)
                                               ============  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)


                                                General
SERIES 2                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  1,084,268    $   (43,391)    $  1,040,877

Net Loss                           (319,609)        (3,228)        (322,837)
                              -------------    ------------   -------------

Balance at December 31,1997    $    764,659    $   (46,619)    $    718,040
                              =============    ============   =============


Balance at March 31, 1998      $    749,952    $   (46,768)    $    703,184

Net Loss                           (361,932)        (3,656)        (365,588)
                              -------------    ------------   -------------

Balance at December 31,1998    $    388,020    $   (50,424)    $    337,596
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)


                                                General
SERIES 3                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $    822,156    $   (39,994)    $    782,162

Net Loss                           (204,781)        (2,068)        (206,849)
                              -------------    ------------   -------------

Balance at December 31,1997    $    617,375    $   (42,062)    $    575,313
                              =============    ============   =============


Balance at March 31, 1998      $    602,863    $   (42,209)    $    560,654

Net Loss                           (268,112)        (2,708)        (270,820)
                              -------------    ------------   -------------

Balance at December 31,1998    $    334,751    $   (44,917)    $    289,834
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)


                                                General
SERIES 4                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  1,791,717    $   (43,168)    $  1,748,549

Net Loss                           (324,335)        (3,276)        (327,611)
                              -------------    ------------   -------------

Balance at December 31,1997    $  1,467,382    $   (46,444)    $  1,420,938
                              =============    ============   =============


Balance at March 31, 1998      $  1,311,156    $   (48,022)    $  1,263,134

Net Loss                           (264,221)        (2,669)        (266,890)
                              -------------    ------------   -------------

Balance at December 31,1998    $  1,046,935    $   (50,691)    $    996,244
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)


                                                General
SERIES 5                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  2,818,232    $   (47,920)    $  2,770,312

Net Loss                           (689,882)        (6,969)        (696,850)
                              -------------    ------------   -------------

Balance at December 31,1997    $  2,128,350    $   (54,888)    $  2,073,462
                              =============    ============   =============


Balance at March 31, 1998      $  2,012,865    $   (56,055)    $  1,956,810

Net Loss                           (668,986)        (6,757)        (675,743)
                              -------------    ------------   -------------

Balance at December 31,1998    $  1,343,879    $   (62,812)    $  1,281,067
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)


                                                General
SERIES 6                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $  4,433,605    $   (44,839)    $  4,388,766

Net Loss                           (684,198)        (6,911)        (691,109)
                              -------------    ------------   -------------

Balance at December 31,1997    $  3,749,407    $   (51,750)    $  3,697,657
                              =============    ============   =============


Balance at March 31, 1998      $  3,572,169    $   (53,540)    $  3,518,629

Net Loss                           (699,568)        (7,066)        (706,634)
                              -------------    ------------   -------------

Balance at December 31,1998    $  2,872,601    $   (60,606)    $  2,811,995
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)


                                                General
TOTAL SERIES 2 - 6             Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $ 10,949,978    $  (219,312)    $ 10,730,666

Net Loss                         (2,222,805)       (22,451)      (2,245,256)
                              -------------    ------------   -------------

Balance at December 31,1997    $  8,727,173    $  (241,763)    $  8,485,410
                              =============    ============   =============


Balance at March 31, 1998      $  8,249,005    $  (246,594)    $  8,002,411

Net Loss                         (2,262,819)       (22,856)      (2,285,675)
                              -------------    ------------   -------------

Balance at December 31,1998    $  5,986,186    $  (269,450)    $  5,716,736
                              =============    ============   =============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)

SERIES 2                                        1998            1997
--------                                        ----            ----
Cash Flows from Operating Activities:
  Net Loss                                    $  (365,588)     $  (322,837)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
    Amortization                                    4,035            1,776
    Accreted Interest Income on Investments
    in Securities                                 (19,051)         (20,676)
    Equity in Losses of Project
    Partnerships                                  319,676          284,240
    Interest Income from Redemption of
    Securities                                     16,834           13,628
Changes in Operating Assets and
Liabilities:
Increase in Payable to General Partners            14,806           17,689
                                             ------------     ------------
        Net Cash Used in Operating
        Activities                                (29,288)         (26,180)
                                             ------------     ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      6,850            9,008
  Redemption of Investment in Securities           30,668           32,065
                                             ------------     ------------
        Net Cash Provided by (Used in)
        Investing Activities                       37,518           41,073
                                             ------------     ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         8,230           14,893
Cash and Cash Equivalents at Beginning of
Year                                              160,851          138,561
                                             ------------     ------------
Cash and Cash Equivalents at  End of Year     $   169,081      $   153,454
                                             ============     ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)
SERIES 3                                         1998            1997
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (270,820)    $  (206,849)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
    Amortization                                     3,345         (1,212)
    Accreted Interest Income on Investments
    in Securities                                  (16,946)        (18,391)
    Equity in Losses of Project
    Partnerships                                   227,683         168,705
    Interest Income from Redemption of
    Securities                                      14,974          12,121
    Changes in Operating Assets and
    Liabilities:
    Increase in Payable to General
    Partners                                        (4,250)          6,511
                                              ------------    ------------
        Net Cash Used in Operating
        Activities                                 (46,014)        (39,115)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      16,276          23,350
  Redemption of Investment in Securities            27,278          28,521
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Investing Activities                        43,554          51,871
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         (2,460)         12,756
Cash and Cash Equivalents at Beginning of
Year                                               135,622         109,925
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $   133,162     $   122,681
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)
SERIES 4                                         1998            1997
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss                                    $   (266,890)    $  (327,611)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
    Amortization                                     6,042          (1,467)
    Accreted Interest Income on Investments
    in Securities                                  (21,468)        (23,299)
    Equity in Losses of Project
    Partnerships                                   213,692         282,595
    Interest Income from Redemption of
    Securities                                      18,970          15,358
    Changes in Operating Assets and
    Liabilities:
    Increase in Payable to General
    Partners                                        10,660          15,136
                                              ------------    ------------
        Net Cash Used in Operating
        Activities                                 (38,994)        (39,288)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      13,882          12,712
  Redemption of Investment in Securities            34,559          36,133
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Investing Activities                        48,441          48,845
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                          9,447           9,557
Cash and Cash Equivalents at Beginning of
Year                                               196,876         182,773
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $   206,323     $   192,330
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)
SERIES 5                                         1998            1997
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (675,743)    $  (696,850)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
    Amortization                                     9,768           8,253
    Accreted Interest Income on Investments
    in Securities                                  (26,758)        (29,040)
    Equity in Losses of Project
    Partnerships                                   605,247         632,205
    Interest Income from Redemption of
    Securities                                      23,644          19,140
    Changes in Operating Assets and
    Liabilities:
    Increase in Payable to General
    Partners                                        10,076          13,821
                                              ------------    ------------
        Net Cash Used in Operating
        Activities                                 (53,766)        (52,471)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      16,474          14,170
  Redemption of Investment in Securities            43,073          45,035
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Investing Activities                        59,547          59,205
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                          5,781           6,734
Cash and Cash Equivalents at Beginning of
Year                                               280,813         259,006
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $   286,594     $   265,740
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)
SERIES 6                                         1998            1997
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss                                     $  (706,634)    $  (691,109)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
    Amortization                                    14,565          16,536
    Accreted Interest Income on Investments
    in Securities                                  (22,315)        (22,783)
    Equity in Losses of Project
    Partnerships                                   623,238         606,786
    Interest Income from Redemption of
    Securities                                           0               0
    Changes in Operating Assets and
    Liabilities:
    Increase in Payable to General
    Partners                                        17,910          22,451
                                              ------------    ------------
        Net Cash Used in Operating
        Activities                                 (73,236)        (68,119)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      12,535          13,127
  Redemption of Investment in Securities                 0               0
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Investing Activities                        12,535          13,127
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                        (60,701)        (54,992)
Cash and Cash Equivalents at Beginning of
Year                                               406,255         396,736
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $   345,554     $   341,744
                                              ============    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                (Unaudited)
TOTAL SERIES 2 - 6                               1998            1997
--------                                         ----            ----
Cash Flows from Operating Activities:
  Net Loss                                     $(2,285,675)    $(2,245,256)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
    Amortization                                    37,755          23,886
    Accreted Interest Income on Investments
    in Securities                                 (106,538)       (114,189)
    Equity in Losses of Project
    Partnerships                                 1,989,536       1,974,531
    Interest Income from Redemption of
    Securities                                      74,422          60,247
    Changes in Operating Assets and
    Liabilities:
    Increase in Payable to General
    Partners                                        49,202          75,608
                                              ------------    ------------
        Net Cash Used in Operating
        Activities                                (241,298)       (225,173)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      66,017          72,367
  Redemption of Investment in Securities           135,578         141,754
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Investing Activities                       201,595         214,121
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                        (39,703)        (11,052)
Cash and Cash Equivalents at Beginning of
Year                                             1,180,417       1,087,001
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $ 1,140,714     $ 1,075,949
                                              ============    ============


              See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                              DECEMBER 31, 1998

NOTE 1 - ORGANIZATION:

  Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 1998, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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


NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 1998 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $142,530 for Series 2, $126,779 for Series 3, $160,615 for Series 4, $200,187 for Series 5 and $154,602 for Series 6.
For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 2                 $   382,847        $   345,462         $    37,385
Series 3                     340,424            307,282              33,142
Series 4                     431,453            389,294              42,159
Series 5                     537,583            485,206              52,377
Series 6                     487,593            443,932              43,661


 As of December 31, 1998, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 2       Series 3       Series 4
                                  --------       --------       --------
Due with 1 year                    $   48,741     $   43,353     $   54,924
After 1 year through 5 years          179,090        159,297        201,812
After 5 years through 10 years        117,631        104,632        132,558
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  345,462     $  307,282     $  389,294
                                   ==========     ==========     ==========


                                  Series 5       Series 6        Total
                                  --------       --------       --------
Due with 1 year                    $   68,457     $   50,839     $  266,314
After 1 year through 5 years          251,532        202,738        994,469
After 5 years through 10 years        165,217        190,355        710,393
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  485,206     $  443,932     $1,971,176
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

  For the nine months ended December 31, 1998 and 1997 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:


  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                            1998           1997
                            ----          ------
 Series 2              $  51,579       $  51,666
 Series 3                 47,733          47,844
 Series 4                 58,599          58,704
 Series 5                 72,498          72,633
 Series 6                 80,340          80,553
                       ---------       ---------
 Total                 $ 310,749       $ 311,400
                       =========       =========

  General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

 Series 2              $   5,835        $  6,238
 Series 3                  6,129           6,522
 Series 4                  7,692           8,223
 Series 5                  9,548          10,208
 Series 6                 10,093          10,775
                       ---------        --------
 Total                 $  39,297        $ 41,966
                       =========        ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 1998, the Partnership had acquired an interest in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes(Series 2-22, Series 3-23, Series 5-36 and Series 6-38). The Partnership, as the Investor Limited Partner pursuant to the Project Partnership Agreements has generally acquired an ownership interest of 99% in these Project Partnerships.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 2                                      DECEMBER 31,     MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,524,678    $  4,524,678

Cumulative equity in losses of Project
Partnerships (1)                                 (4,630,459)     (4,310,783)

Cumulative distributions received from
Project Partnerships                                (71,126)        (64,276)
                                                ------------   -------------

Investment in Project Partnerships before
Adjustment                                         (176,907)         149,619

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      390,838         390,838
 Accumulated amortization of acquisition
fees and expenses                                   (33,687)        (29,652)
                                                -----------    ------------

Investments in Project Partnerships            $    180,244    $    510,805
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $758,370 for the period ended September 30 1998 and cumulative suspended losses of $556,351 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 3                                      DECEMBER 31,     MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  3,888,713    $  3,888,713

Cumulative equity in losses of Project
Partnerships (1)                                 (4,049,464)     (3,821,781)

Cumulative distributions received from
Project Partnerships                               (162,852)       (146,576)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                         (323,603)        (79,644)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      491,746         491,746
 Accumulated amortization of acquisition
fees and expenses                                   (37,447)        (34,102)
                                                -----------    ------------

Investments in Project Partnerships            $    130,696    $    378,000
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,371,959 for the period ended September 30, 1998 and cumulative suspended losses of $1,033,078 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 4                                      DECEMBER 31,     MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,952,519    $  4,952,519

Cumulative equity in losses of Project
Partnerships (1)                                 (4,638,959)     (4,425,267)

Cumulative distributions received from
Project Partnerships                               (104,148)        (90,266)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          209,412         436,986

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      562,967         562,967
 Accumulated amortization of acquisition
fees and expenses                                   (24,172)        (18,130)
                                                -----------    ------------

Investments in Project Partnerships            $    748,207    $    981,823
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $655,286 for the period ended September 30, 1998 and cumulative suspended losses of $496,384 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 5                                      DECEMBER 31,     MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  6,164,472    $  6,164,472

Cumulative equity in losses of Project
Partnerships (1)                                 (5,712,604)     (5,107,357)

Cumulative distributions received from
Project Partnerships                               (148,664)       (132,190)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          303,204         924,925

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      650,837         650,837
 Accumulated amortization of acquisition
fees and expenses                                   (85,443)        (75,675)
                                               ------------    ------------

Investments in Project Partnerships             $   868,598    $  1,500,087
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $321,428 for the period ended September 30, 1998 and cumulative suspended losses of $248,554 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 6                                      DECEMBER 31,     MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  7,462,215    $  7,462,215

Cumulative equity in losses of Project
Partnerships (1)                                 (5,518,057)     (4,894,819)

Cumulative distributions received from
Project Partnerships                               (134,241)       (121,706)
                                               ------------   -------------
Investment in Project Partnerships before
Adjustment                                        1,809,917       2,445,690

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      785,179         785,179
 Accumulated amortization of acquisition
fees and expenses                                  (142,641)       (128,076)
                                               ------------    ------------

Investments in Project Partnerships            $  2,452,455    $  3,102,793
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $265,292 for the period ended September 30, 1998 and cumulative suspended losses of $218,323 for the year ended March 31, 1998 are not included.

  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6                            DECEMBER 31,     MARCH 31,
                                                  1998            1998
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 26,992,597    $ 26,992,597

Cumulative equity in losses of Project
Partnerships (1)                                (24,549,544)    (22,560,007)

Cumulative distributions received from
Project Partnerships                               (621,031)       (555,014)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                        1,822,022       3,877,576

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,881,567       2,881,567
 Accumulated amortization of acquisition
fees and expenses                                  (323,390)       (285,635)
                                                -----------    ------------

Investments in Project Partnerships            $  4,380,199    $  6,473,508
                                               ============    ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:

                                                 1998          1997
SERIES 2                                         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $ 1,851,356     $ 1,752,764
  Investment properties, net                   20,976,868      21,936,092
  Other assets                                     11,140           8,642
                                              -----------     -----------
    Total assets                              $22,839,364     $23,697,498
                                              ===========     ===========
Liabilities and Partners' Equity:
  Current liabilities                             501,706         458,696
  Long-term debt                               23,203,641      23,253,785
                                              -----------     -----------
    Total liabilities                          23,705,347      23,712,481
                                              -----------     -----------
Partners' equity
  Limited Partner                               (911,848)        (87,346)
  General Partners                                 45,865          72,363
                                              -----------     -----------
    Total Partners' equity                      (865,983)        (14,983)
                                              -----------     -----------
    Total liabilities and partners'
equity                                        $22,839,364     $23,697,498
                                              ===========     ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $ 1,865,707     $ 1,995,370
                                              -----------     -----------
Expenses:
  Operating expenses                            1,251,202       1,117,137
  Interest expense                                439,776         605,728
  Depreciation and amortization                   701,694         704,687
                                              -----------     -----------
    Total expenses                              2,392,672       2,427,552

      Net loss                                   (526,965)       (432,182)
                                              ===========     ===========
Other partners' share of net loss                  (5,270)         (4,322)
                                              ===========     ===========

Partnerships' share of net loss                  (521,695)       (427,860)
Suspended loss                                    202,019         143,620
                                              -----------     -----------
Equity in Losses of Project Partnerships       $ (319,676)     $ (284,240)
                                              ===========     ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:

                                                1998            1997
SERIES 3                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,194,850    $ 2,116,428
  Investment properties, net                    18,234,573     19,160,883
  Other assets                                     218,802        232,910
                                               -----------    -----------
    Total assets                               $20,648,225    $21,510,221
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              565,803        541,980
  Long-term debt                                21,748,548     21,822,011
                                               -----------    -----------
    Total liabilities                           22,314,351     22,363,991
                                               -----------    -----------
Partners' equity
  Limited Partner                               (1,948,665)    (1,178,658)
  General Partners                                 282,539        324,888
                                               -----------    -----------
    Total Partners' equity                      (1,666,126)      (853,770)
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $20,648,225    $21,510,221
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,791,299    $ 1,853,684
Expenses:                                      -----------    -----------

  Operating expenses                             1,277,548      1,199,461
  Interest expense                                 399,383        458,779
  Depreciation and amortization                    686,655        691,039
                                               -----------    -----------
    Total expenses                               2,363,586      2,349,279

      Net loss                                    (572,287)      (495,595)
                                               ===========    ===========
Other partners' share of net loss                   (5,723)        (4,956)
                                               ===========    ===========

Partnerships' share of net loss                   (566,564)      (490,639)
Suspended loss                                     338,881        321,934
                                               -----------    -----------
Equity in Losses of Project Partnerships        $ (227,683)    $ (168,705)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:

                                                1998            1997
SERIES 4                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,326,789    $ 2,154,311
  Investment properties, net                    24,514,486     25,633,123
  Other assets                                      49,341         20,577
                                               -----------    -----------
    Total assets                               $26,890,616    $27,808,011
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              534,451        608,600
  Long-term debt                                26,551,287     26,606,712
                                               -----------    -----------
    Total liabilities                           27,085,738     27,215,312
                                               -----------    -----------
Partners' equity
  Limited Partner                                 (407,604)       344,261
  General Partners                                 212,482        248,438
                                               -----------    -----------
    Total Partners' equity                        (195,122)       592,699
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $26,890,616    $27,808,011
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 2,426,495    $ 2,365,056
Expenses:                                      -----------    -----------

  Operating expenses                             1,502,100      1,340,745
  Interest expense                                 505,288        703,241
  Depreciation and amortization                    795,465        782,972
                                               -----------    -----------
    Total expenses                               2,802,853      2,826,958

      Net loss                                    (376,358)      (461,902)
                                               ===========    ===========
Other partners' share of net loss                   (3,764)        (4,619)
                                               ===========    ===========

Partnerships' share of net loss                   (372,594)      (457,283)
Suspended loss                                     158,902        174,688
                                               -----------    -----------
Equity in Losses of Project Partnerships        $ (213,692)    $ (282,595)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:

                                                1998            1997
SERIES 5                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,941,760    $ 2,844,732
  Investment properties, net                    30,706,370     31,976,080
  Other assets                                      19,759          4,454
                                               -----------    -----------
    Total assets                               $33,667,889    $34,825,266
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              823,788        892,807
  Long-term debt                                32,811,485     32,895,228
                                               -----------    -----------
    Total liabilities                           33,635,273     33,788,035
                                               -----------    -----------
Partners' equity
  Limited Partner                                  109,337      1,065,779
  General Partners                                 (76,721)       (28,548)
                                               -----------    -----------
    Total Partners' equity                          32,616      1,037,231
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $33,667,889    $34,825,266
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 2,699,019    $ 2,690,933
Expenses:                                      -----------    -----------

  Operating expenses                             1,753,713      1,715,822
  Interest expense                                 630,629        655,325
  Depreciation and amortization                    999,648      1,031,401
                                               -----------    -----------
    Total expenses                               3,383,990      3,402,548

      Net loss                                    (684,971)      (711,615)
                                               ===========    ===========
Other partners' share of net loss                   (6,850)        (7,116)
                                               ===========    ===========

Partnerships' share of net loss                   (678,121)      (704,499)
Suspended loss                                      72,874         72,294
                                               -----------    -----------
Equity in Losses of Project Partnerships        $ (605,247)    $ (632,205)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:

                                                1998            1997
SERIES 6                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 3,294,860    $ 3,052,657
  Investment properties, net                    34,691,072     36,071,857
  Other assets                                      38,679         14,004
                                               -----------    -----------
    Total assets                               $38,024,611    $39,138,518
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              959,629        925,682
  Long-term debt                                35,655,864     35,817,153
                                               -----------    -----------
    Total liabilities                           36,615,493     36,742,835
                                               -----------    -----------
Partners' equity
  Limited Partner                                1,585,598      2,527,314
  General Partners                                (176,480)      (131,631)
                                               -----------    -----------
    Total Partners' equity                       1,409,118      2,395,683
                                               -----------    -----------
    Total liabilities and partners'            $38,024,611    $39,138,518
equity                                         ===========    ===========

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 2,821,903    $ 2,978,066
Expenses:                                      -----------    -----------

  Operating expenses                             1,741,846      1,662,399
  Interest expense                                 687,698        875,240
  Depreciation and amortization                  1,069,336      1,102,889
                                               -----------    -----------
    Total expenses                               3,498,880      3,640,528

      Net loss                                    (676,977)      (662,462)
                                               ===========    ===========
Other partners' share of net loss                   (6,770)        (6,625)
                                               ===========    ===========

Partnerships' share of net loss                   (670,207)      (655,837)
Suspended losses                                    46,969         49,051
                                               -----------    -----------
Equity in Losses of Project Partnerships        $ (623,238)    $ (606,786)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:

                                            1998               1997
TOTAL SERIES 2- 6                           ----               ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                            $ 12,609,615     $ 11,920,892
  Investment properties, net                 129,123,369      134,778,035
  Other assets                                   337,721          280,587
                                             -----------      -----------
    Total assets                            $142,070,705     $146,979,514
                                             ===========      ===========
Liabilities and Partners' Equity:
  Current liabilities                          3,385,377        3,427,765
  Long-term debt                             139,970,825      140,394,889
                                             -----------      -----------
    Total liabilities                        143,356,202      143,822,654
                                             -----------      -----------
Partners' equity
  Limited Partner                             (1,573,182)       2,671,350
  General Partners                               287,685          485,510
                                             -----------      -----------
    Total Partners' equity                    (1,285,497)       3,156,860
                                             -----------      -----------
    Total liabilities and partners'
equity                                      $142,070,705     $146,979,514
                                           =============    =============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                     $ 11,604,423     $ 11,883,109
Expenses:                                  -------------    -------------

  Operating expenses                           7,526,409        7,035,564
  Interest expense                             2,662,774        3,298,313
  Depreciation and amortization                4,252,798        4,312,988
                                             -----------      -----------
    Total expenses                            14,441,981       14,646,865

      Net loss                                (2,837,558)      (2,763,756)
                                             ===========      ===========
Other partners' share of net loss                (28,376)         (27,638)
                                             ===========      ===========

Partnerships' share of net loss               (2,809,182)      (2,736,118)
Suspended losses                                 819,645          761,587
                                             -----------      -----------
Equity in Losses of Project
Partnerships                                 $(1,989,537)     $(1,974,531)
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

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the nine and three months ended December 31, 1998 and December 31, 1997. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the nine and three months ended December 31, 1998 are comparable for the same period ended December 31, 1997. There were no unusual variations in the operating results between these two periods.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 1998 increased from $284,240 for the nine months ended December 31, 1997 to $319,676. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At December 31, 1998, the Series had $169,081 of short-term investments (Cash and Cash Equivalents). It also had $345,462 in Zero Coupon Treasuries with annual maturities providing $49,544 in fiscal year 2000 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $365,588 for the nine months ended December 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $319,676 and the changes in operating assets and liabilities, net cash used in operating activities was $29,288 as a result of paying Asset Management Fees of $35,000. Cash provided by investing activities totaled $37,518, consisting of $6,850 in cash distributions from the Project Partnerships and $30,668 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 1998 increased from $168,705 for the nine months ended December 31, 1997 to $227,683.

  At December 31, 1998, the Series had $133,162 of short-term investments (Cash and Cash Equivalents). It also had $307,282 in Zero Coupon Treasuries with annual maturities providing $44,054 in fiscal year 2000 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $270,820 for the nine months ended December 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $227,683 and the changes in operating assets and liabilities, net cash used in operating activities was $46,014 as a result of paying Asset Management Fees of $47,000. Cash provided by investing activities totaled $43,554, consisting of $16,276 in cash distributions from the Project Partnerships and $27,278 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 1998 decreased from $282,595 for the nine months ended December 31, 1997 to $213,692.

  At December 31, 1998, the Series had $206,323 of short-term investments (Cash and Cash Equivalents). It also had $389,294 in Zero Coupon Treasuries with annual maturities providing $55,834 in fiscal year 2000 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $266,890 for the nine months ended December 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $213,692 and the changes in operating assets and liabilities, net cash used in operating activities was $38,994 as a result of paying Asset Management Fees of $42,000. Cash provided by investing activities totaled $48,441, consisting of $13,882 in cash distributions from the Project Partnerships and $34,559 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 1998 decreased from $632,205 for the nine months ended December 31, 1997 to $605,247.

  At December 31, 1998, the Series had $286,594 of short-term investments (Cash and Cash Equivalents). It also had $485,206 in Zero Coupon Treasuries with annual maturities providing $69,568 in fiscal year 2000 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $675,743 for the nine months ended December 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $605,247 and the changes in operating assets and liabilities, net cash used in operating activities was $53,766 as a result of paying Asset Management Fees of $58,000. Cash provided by investing activities totaled $59,547, consisting of $16,474 in cash distributions from the Project Partnerships and $43,073 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 1998 increased from $606,786 for the nine months ended December 31, 1997 to $623,238.

  At December 31, 1998, the Series had $345,554 of short-term investments (Cash and Cash Equivalents). It also had $443,932 in Zero Coupon Treasuries with annual maturities providing $51,000 in fiscal year 2000 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $706,634 for the nine months ended December 31, 1998. However, after adjusting for Equity in Losses of Project Partnerships of $623,238 and the changes in operating assets and liabilities, net cash used in operating activities was $73,236 as a result of paying Asset Management Fees of $55,000. Cash provided by investing activities totaled $12,535, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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


                           GATEWAY TAX CREDIT FUND II LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.






Date:  February 9, 1999         By:/s/ Ronald M. Diner
                                Ronald M. Diner
                                President



Date:  February 9, 1999         By:/s/ Sandra L. Furey
                                Sandra L. Furey
                                Secretary and Treasurer