Form 10-K
period 1999-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 1999-07-14
CIK 857115

GTWY2
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRES)

For the fiscal year ended                   March 31, 1999

Commission File Number                      0-19022

                       Gateway Tax Credit Fund II Ltd.
           (Exact name of Registrant as specified in its charter)
            Florida                                 65-0142704
(State or other jurisdiction of                ( I.R.S. Employer No.)
incorporation or organization)

     880 Carillon Parkway,   St. Petersburg,   Florida   33716
       (Address of principal executive offices)         (Zip Code)

Registrant's Telephone No., Including Area Code:   (727)573-3800

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

            YES     X                 NO

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.   X

                                          Number of Units
  Title of Each Class                     March 31, 1999
Beneficial Assignee Certificates               2,310
General Partner Interest                          2

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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project
Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 1999, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Assignees.

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5,
and 6, respectively had been issued as of March 31, 1999. Each series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each series were used to acquire Project Partnerships which are specifically allocated to such series. Income or loss and all tax items from the Project Partnerships acquired by each series are specifically allocated among the Assignees of such series.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners. Profit or loss and cash distributions from sales of property will be allocated as described in the Limited Partnership Agreement.

  As of March 31, 1999, Gateway had invested in 22 Project Partnerships for Series 2, 23 Project Partnerships for Series 3, 29 Project Partnerships for Series 4, 36 Project Partnerships for Series 5 and 38 Project Partnerships for Series 6. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. As of March 31, 1999 each series was fully invested in Project Partnerships and management plans no new investments in the future.

   The primary source of funds from the inception of each series has been the capital contributions from Assignees. Gateway's operating costs are funded using the reserves, established for this purpose, the interest earned on these reserves and distributions received from Project Partnerships.

   All but two of the Project Partnerships are government subsidized with mortgage loans from the Farmers Home Administration (now called United States Department of Agriculture - Rural Development) ("USDA-RD") under
Section 515 of the Housing Act of 1949. These mortgage loans are made at low interest rates for multi-family housing in rural and suburban areas, with the requirement that the interest savings be passed on to low income tenants in the form of lower rents. A significant portion of the project partnerships also receive rental assistance from USDA-RD to subsidize certain qualifying tenants.

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

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 1999 the investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single investment in a Project Partnership in Series 2 is 15.1% of the Series' total assets, Series 3 is 11.8%, Series 4 is 7.3%, Series 5 is 12.6% and Series 6 is 13.7%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 1998:

Item 2 - Properties (continued):

SERIES 2
                                                                     OCCU-
                    LOCATION OF      #   OF   DATE    PROPERTY       PANCY
PARTNERSHIP         PROPERTY         UNIT   ACQUIRED    COST         RATE
-----------         -----------      -----  --------  --------       -----
Claxton Elderly     Claxton, GA          24     9/90    $   799,538  100%
Deerfield II        Douglas, GA          24     9/90        854,562   83%
Hartwell Family     Hartwell, GA         24     9/90        859,698   96%
Cherrytree Apts.    Albion, PA           33     9/90      1,439,636   91%
Springwood Apts.    Westfield, NY        32     9/90      1,511,700   94%
Lakeshore Apts.     Tuskegee, AL         34     9/90      1,267,543   91%
Lewiston            Lewiston, NY         25    10/90      1,233,935  100%
Charleston          Charleston, AR       32     9/90      1,076,098   81%
Sallisaw II         Sallisaw, OK         47     9/90      1,517,589   96%
Pocola              Pocola, OK           36    10/90      1,245,870   89%
Inverness Club      Inverness, FL        72     9/90      3,496,824   93%
Pearson Elderly     Pearson, GA          25     9/90        781,460  100%
Richland Elderly    Richland, GA         33     9/90      1,057,871   91%
Lake Park           Lake Park, GA        48     9/90      1,794,542   94%
Woodland Terrace    Waynesboro, GA       30     9/90      1,079,615   97%
Mt. Vernon Elderly  Mt. Vernon, GA       21     9/90        700,935   91%
Lakeland Elderly    Lakeland, GA         29     9/90        955,815   93%
Prairie Apartments  Eagle Butte, SD      21    10/90      1,257,226  100%
Sylacauga Heritage  Sylacauga, AL        44    12/90      1,759,614   93%
Manchester Housing  Manchester, GA       49     1/91      1,781,302   96%
Durango C.W.W.      Durango, CO          24     1/91      1,292,590  100%
Columbus Seniors    Columbus, KS         16     5/92        514,126  100%
                                      -----             -----------
                                        723             $28,278,089
                                       ====            ===========

The aggregate average effective rental per unit is $3,387 per year ($282 per month).

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

Inverness Club's occupancy rate was 93% and its average effective annual rental per unit was $4,584 ($382 per month) on December 31, 1998. The land cost was $205,500 and the building cost was $3,291,324. The building is depreciated using the straight line method over 27.5 years. Management believes the property insurance coverage is adequate. For the year ended December 31, 1998 the real estate taxes were $64,017.

Item 2 - Properties (continued):

SERIES 3
                                                                    OCCU-
                    LOCATION OF      #   OF   DATE   PROPERTY       PANCY
PARTNERSHIP         PROPERTY         UNIT   ACQUIRED  COST          RATE
-----------         -----------      -----  -------- --------       -----
Poteau II           Poteau, OK           52     8/90     $1,789,148   96%
Sallisaw            Sallisaw, OK         52     8/90      1,744,103  100%
Nowata Properties   Oolagah, OK          32     8/90      1,148,484   94%
Waldron Properties  Waldron, AR          24     9/90        860,273   96%
Roland II           Roland, OK           52    10/90      1,804,010   87%
Stilwell            Stilwell, OK         48    10/90      1,597,701   92%
Birchwood Apts.     Pierre, SD           24     9/90      1,051,392   92%
Hornellsville       Arkport, NY          24     9/90      1,097,600   92%
Sunchase II         Watertown, SD        41     9/90      1,344,334   98%
CE McKinley II      Rising Sun, MD       16     9/90        796,134  100%
Weston Apartments   Weston, AL           10    11/90        339,949   50%
Countrywood Apts.   Centreville, AL      40    11/90      1,519,764  100%
Wildwood Apts.      Pineville, LA        28    11/90      1,084,325   86%
Hancock             Hawesville, KY       12    12/90        440,425  100%
Hopkins             Madisonville, KY     24    12/90        927,256  100%
Elkhart Apts.       Elkhart, TX          54     1/91      1,546,912   87%
Bryan Senior        Bryan, OH            40     1/91      1,186,268   93%
Brubaker Square     New Carlisle, OH     38     1/91      1,452,524   89%
Southwood           Savannah, TN         44     1/91      1,792,293  100%
Villa Allegra       Celina, OH           32     1/91      1,134,780   94%
Belmont Senior      Cynthiana, KY        24     1/91        935,143  100%
Heritage Villas     Helena, GA           25     3/91        823,974   92%
Logansport Seniors  Logansport, LA       32     3/91      1,086,394   94%
                                       ----             -----------
                                        768             $27,503,186
                                       ====            ===========

The average effective rental per unit is $2,937 per year ($245 per month).


Item 2 - Properties (continued):

SERIES 4
                                                                    OCCU-
                    LOCATION OF         #  OF   DATE     PROPERTY   PANCY
PARTNERSHIP         PROPERTY            UNIT   ACQUIRED    COST     RATE
-----------         -----------         ----   --------  --------   ------
Alsace              Soda Springs, ID       24    12/90      $800,927   92%
Seneca Apartments   Seneca, MO             24     2/91       724,685  100%
Eudora Senior       Eudora, KS             36     3/91     1,257,482   94%
Westville           Westville, OK          36     3/91     1,101,686  100%
Wellsville Senior   Wellsville, KS         24     3/91       810,970   92%
Stilwell II         Stilwell, OK           52     3/91     1,657,974   96%
Spring Hill Sr.     Spring Hill, KS        24     3/91     1,036,369  100%
Smithfield          Smithfield, UT         40     4/91     1,841,135   93%
Tarpon Heights      Galliano, LA           48     4/91     1,493,434   98%
Oaks Apartments     Oakdale, LA            32     4/91     1,032,509   97%
Wynnwood Common     Fairchance, PA         34     4/91     1,679,018   97%
Chestnut            Howard, SD             24     5/91     1,052,686   50%
Apts -St. George    St. George, SC         24     6/91       940,861   88%
Williston           Williston, SC          24     6/91     1,002,600  100%
Brackettville Sr.   Brackettville, TX      32     6/91       991,966   94%
Sonora Seniors      Sonora, TX             32     6/91     1,013,315  100%
Ozona Seniors       Ozona, TX              24     6/91       759,843   96%
Fredericksburg Sr.  Fredericksburg, TX     48     6/91     1,402,563  100%
St. Joseph          St. Joseph, IL         24     6/91       976,453  100%
Courtyard           Huron, SD              21     6/91       846,512  100%
Rural Development   Ashland, ME            25     6/91     1,422,482   96%
Jasper Villas       Jasper, AR             25     6/91     1,101,517   92%
Edmonton Senior     Edmonton, KY           24     6/91       906,714   96%
Jonesville Manor    Jonesville, VA         40     6/91     1,722,741   98%
Norton Green        Norton, VA             40     6/91     1,695,989  100%
Owingsville Senior  Owingsville, KY        22     8/91       848,044  100%
Timpson Seniors     Timpson, TX            28     8/91       815,916  100%
Piedmont            Barnesville, GA        36     8/91     1,289,047   89%
S.F. Arkansas City  Arkansas City, KS      12     8/91       412,031  100%
                                         ----             ----------
                                          879             32,637,469
                                         ====             ==========
The average effective rental per unit is $3,272 per year ($273 per month).

Item 2 - Properties (continued):

SERIES 5
                                                                     OCCU-
                    LOCATION OF         #   OF  DATE     PROPERTY    PANCY
PARTNERSHIP         PROPERTY            UNIT   ACQUIRED    COST      RATE
-----------         -----------         ----   --------  --------    -----
Seymour             Seymour, IN             37    8/91    1,518,441    97%
Effingham           Effingham, IL           24    8/91      980,617   100%
S.F. Winfield       Winfield, KS            12    8/91      400,920    92%
S.F.Medicine Lodge  Medicine Lodge,KS       16    8/91      564,559    94%
S.F. Ottawa         Ottawa, KS              24    8/91      707,449    96%
S.F. Concordia      Concordia, KS           20    8/91      686,962   100%
Highland View       Elgin, OR               24    9/91      882,527    88%
Carrollton Club     Carrollton, GA          78    9/91    3,217,901    95%
Scarlett Oaks       Lexington, SC           40    9/91    1,675,974   100%
Brooks Hill         Ellijay, GA             44    9/91    1,750,689    98%
Greensboro          Greensboro, GA          24    9/91      866,259    96%
Greensboro II       Greensboro, GA          33    9/91    1,088,664   100%
Pine Terrace        Wrightsville, GA        25    9/91      885,185    92%
Shellman            Shellman, GA            27    9/91      901,648    89%
Blackshear          Cordele, GA             46    9/91    1,593,662   100%
Crisp Properties    Cordele, GA             31    9/91    1,127,994    94%
Crawford            Crawford, GA            25    9/91      907,712   100%
Yorkshire           Wagoner, OK             60    9/91    2,543,876    97%
Woodcrest           South Boston, VA        40    9/91    1,574,776   100%
Fox Ridge           Russellville, AL        24    9/91      889,941   100%
Redmont II          Red Bay, AL             24    9/91      840,596   100%
Clayton             Clayton, OK             24    9/91      871,530    79%
Alma                Alma, AR                24    9/91      957,710   100%
Pemberton Village   Hiawatha, KS            24    9/91      766,979    88%
Magic Circle        Eureka, KS              24    9/91      796,127    88%
Spring Hill         Spring Hill, KS         36    9/91    1,449,378    94%
Menard Retirement   Menard, TX              24    9/91      762,072    92%
Wallis Housing      Wallis, TX              24    9/91      578,454    83%
Zapata Housing      Zapata, TX              40    9/91    1,238,405    88%
Mill Creek          Grove, OK               60   11/91    1,741,669   100%
Portland II         Portland, IN            20   11/91      732,163   100%
Georgetown          Georgetown, OH          24   11/91      921,985    96%
Cloverdale          Cloverdale, IN          24    1/92      943,909   100%
So. Timber Ridge    Chandler, TX            44    1/92    1,283,029    96%
Pineville           Pineville, MO           12    5/92      391,889   100%
Ravenwood           Americus, GA            24    1/94      887,896    85%
                                         -----          -----------
                                         1,106           39,929,547
                                          ====           ===========
The average effective rental per unit is $3,141 per year ($262 per month).

Item 2 - Properties (continued):

SERIES 6
                                                                      OCCU-
                    LOCATION OF         #   OF   DATE     PROPERTY    PANCY
PARTNERSHIP         PROPERTY            UNIT   ACQUIRED     COST      RATE
-----------         -----------         -----  --------   --------    ------
Spruce              Pierre, SD              24    11/91    1,122,161   92%
Shannon             O'Neill, NE             16    11/91      650,675   100%
Carthage            Carthage, MO            24     1/92      698,313   92%
Mountain Crest      Enterprise, OR          39     3/92    1,238,874   85%
Coal City           Coal City, IL           24     3/92    1,216,372   100%
Blacksburg Terrace  Blacksburg, SC          32     4/92    1,323,070   100%
Frazer Place        Smyrna, DE              30     4/92    1,673,104   100%
Ehrhardt            Ehrhardt, SC            16     4/92      685,776    81%
Sinton              Sinton, TX              32     4/92    1,039,306    94%
Frankston           Frankston, TX           24     4/92      674,981   100%
Flagler Beach       Flagler Beach, FL       43     5/92    1,653,116   100%
Oak Ridge           Williamsburg, KY        24     5/92    1,037,966   100%
Monett              Monett, MO              32     5/92      958,788   100%
Arma                Arma, KS                28     5/92      870,842    93%
Southwest City      Southwest City, MO      12     5/92      388,165   100%
Meadowcrest         Luverne, AL             32     6/92    1,203,738    97%
Parsons             Parsons, KS             48     7/92    1,532,968   100%
Newport Village     Newport, TN             40     7/92    1,613,724   100%
Goodwater Falls     Jenkins, KY             36     7/92    1,393,363   100%
Northfield Station  Corbin, KY              24     7/92    1,022,561    92%
Pleasant Hill       Somerset, KY            24     7/92      954,810    96%
Winter Park         Mitchell, SD            24     7/92    1,252,759    96%
Cornell             Watertown, SD           24     7/92    1,081,014    96%
Heritage Drive So.  Jacksonville, TX        40     1/92    1,199,590    98%
Brodhead            Brodhead, KY            24     7/92      956,534    75%
Mt. Village         Mt. Vernon, KY          24     7/92      943,158    92%
Hazlehurst          Hazlehurst, MS          32     8/92    1,181,404   100%
Sunrise             Yankton, SD             33     8/92    1,366,792    97%
Stony Creek         Hooversville, PA        32     8/92    1,649,283    84%
Logan Place         Logan, OH               40     9/92    1,522,650    88%
Haines              Haines, AK              32     8/92    3,030,343    88%
Maple Wood          Barbourville, KY        24     8/92    1,007,744    96%
Summerhill          Gassville, AR           28     9/92      841,241    96%
Dorchester          St. George, SC          12     9/92      562,272   100%
Lancaster           Mountain View, AR       33     9/92    1,382,821   100%
Autumn Village      Harrison, AR            16     7/92      615,604   100%
Hardy               Hardy, AR               24     7/92      936,545    92%
Dawson              Dawson, GA              40    11/93    1,474,973   100%
                                          ----            ----------
                                         1,086            43,957,400
                                         =====            ==========

The average effective rental per unit is $3,439 per year ($287 per month).

A summary of the cost of the properties at December 31, 1998, 1997 and 1996 is as follows:

                                 12/31/98
                         SERIES 2           SERIES 3         SERIES 4
Land                             $1,012,180       $ 985,546     $ 1,188,112
Land Improvements                   123,358         242,943         143,608
Buildings                        26,240,151      25,157,917      29,897,293
Furniture and Fixtures              902,400       1,116,780       1,408,453
Construction in Progress                  0               0               0
                                -----------     -----------      ----------
Properties, at Cost
Less: Accum.Depreciation         28,278,089      27,503,186      32,637,466
                                  7,497,204       9,442,106       8,340,684
Properties, Net                 -----------    ------------      ----------
                                 20,780,885      18,061,080      24,296,782
                                ===========     ===========     ===========

                         SERIES 5           SERIES 6         TOTAL
Land                            $ 1,456,671     $ 1,779,755     $ 6,422,264
Land Improvements                    59,966         475,244       1,045,119
Buildings                        36,889,183      39,742,035     157,926,579
Furniture and Fixtures            1,523,727       1,960,336       6,911,696
Construction in Progress                  0               0               0
                                 ----------      ----------     -----------
Properties, at Cost              39,929,547      43,957,370     172,305,658
Less: Accum.Depreciation          9,481,184       9,550,937      44,312,115
                                 ----------      ----------     -----------
Properties, Net                  30,448,363      34,406,433     127,993,543
                                ===========     ===========    ============

                                 12/31/97
                         SERIES 2           SERIES 3         SERIES 4
Land                            $ 1,012,180     $   985,546     $ 1,188,112
Land Improvements                   118,113         242,943         123,230
Buildings                        26,235,180      25,126,561      29,953,004
Furniture and Fixtures              887,906       1,079,796       1,345,403
Construction in Progress                  0               0           9,011
                                 ----------      ----------      ----------
Properties, at Cost              28,253,379      27,434,846      32,618,760
Less: Accum.Depreciation          6,581,790       8,538,755       7,324,765
                                 ----------      ----------      ----------
Properties, Net                  21,671,589      18,896,091      25,293,995
                                ===========     ===========     ===========

                         SERIES 5           SERIES 6         TOTAL
Land                            $ 1,461,156     $ 1,779,755    $  6,426,749
Land Improvements                    71,317         478,286       1,033,889
Buildings                        36,827,233      39,721,640     157,863,618
Furniture and Fixtures            1,490,535       1,886,188       6,689,828
Construction in Progress                  0               0           9,011
                                 ----------      ----------     -----------
Properties, at Cost              39,850,241      43,865,869     172,023,095
Less: Accum.Depreciation          8,170,490       8,136,483      38,752,283
                                 ----------      ----------     -----------
Properties, Net                  31,679,751      35,729,386     133,270,812
                                ===========     ===========     ===========

                                 12/31/96
                         SERIES 2           SERIES 3         SERIES 4
Land                            $ 1,012,180      $  985,546     $ 1,188,112
Land Improvements                   110,157         370,083         120,607
Buildings                        26,256,812      24,975,936      29,950,050
Furniture and Fixtures              819,983       1,084,398       1,305,988
Construction in Progress                  0               0               0
                                -----------     -----------     -----------
Properties, at Cost              28,199,132      27,415,963      32,564,757
Less: Accum.Depreciation          5,649,101       7,624,569       6,264,280
                                -----------     -----------     -----------
Properties, Net                 $22,550,031     $19,791,394     $26,300,477
                                ===========     ===========     ===========

                         SERIES 5           SERIES 6         TOTAL
Land                            $ 1,461,156     $ 1,779,755    $  6,426,749
Land Improvements                    71,068         449,010       1,120,925
Buildings                        36,811,454      39,702,357     157,696,609
Furniture and Fixtures            1,468,845       1,821,854       6,501,068
Construction in Progress                  0               0               0
                                -----------     -----------    ------------
Properties, at Cost              39,812,523      43,752,976     171,745,351
Less: Accum.Depreciation          6,839,405       6,668,399      33,045,754
                                -----------     -----------    ------------
Properties, Net                 $32,973,118     $37,084,577    $138,699,597
                                ===========     ===========    ============


Item 3.  Legal Proceedings

  Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 1999, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

(b)  Approximate Number of Equity Security Holders:


Title of Class                             Number of Holders
                                          as of March 31, 1999
Beneficial Assignee Certificates                2,310
General Partner Interest                          2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 2         1999        1998        1997       1996         1995
                 ----        ----        ----       ----         ----
Total
Revenues        $  41,405   $  41,272  $  36,217    $  36,532  $   34,922

Net Loss         (221,305)   (337,693)  (582,633)    (591,355)   (756,064)
Equity in
Losses of
Project
Partnerships     (126,899)   (288,412)  (527,175)    (537,111)   (699,847)
Total Assets      853,057   1,045,569  1,345,931    1,893,838   2,449,615

Investments
In Project
Partnerships      331,579     510,805    814,883    1,350,923   1,901,609

Per BAC: (A)

Tax Credits        166.30      166.40     166.40      166.30       166.30
Portfolio
   Income           12.90       13.10      12.10       11.20         9.70
Passive Loss      (144.60)    (147.90)   (141.90)    (126.10)     (131.30)

Net Loss           (35.71)     (54.48)    (94.00)     (95.41)     (121.99)


FOR THE YEARS ENDED MARCH 31,:
SERIES 3         1999        1998        1997       1996         1995
                 ----        ----        ----       ----         ----
Total
Revenues        $  44,329   $  65,111   $  31,128 $   31,179   $   29,718

Net Loss         (187,324)   (221,508)   (341,282)  (470,880)    (640,203)
Equity in
Losses of
Project
Partnerships     (105,820)   (198,168)   (285,853)  (421,996)    (579,907)
Total Assets      669,866     846,210   1,043,223  1,362,838    1,805,494

Investments
In Project
Partnerships      218,820     378,000     584,189    901,663    1,348,162

Per BAC: (A)

Tax Credits        164.30      176.60     176.40      176.65       175.12
Portfolio
   Income           14.10       20.10      13.90       14.00        12.00
Passive Loss      (145.00)    (154.10)   (146.40)    (143.30)     (135.00)

Net Loss           (33.99)     (40.19)    (61.93)     (85.44)     (116.17)


Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 4         1999        1998        1997       1996         1995
                 ----        ----        ----       ----         ----
Total
Revenues        $  46,672   $  44,309  $  41,455    $  42,246  $   40,437

Net Loss         (348,671)   (485,415)  (696,010)    (705,639)   (758,528)
Equity in
Losses of
Project
Partnerships     (208,919)   (421,886)  (635,178)    (644,865)   (694,726)
Total Assets    1,280,602   1,600,054  2,048,377    2,711,102   3,379,586

Investments
In Project
Partnerships      676,348     981,823  1,423,319    2,073,510   2,737,516

Per BAC: (A)

Tax Credits        168.60      168.60     168.60      168.60       168.30
Portfolio
   Income           14.10       13.70      13.20       12.90        10.30
Passive Loss      (136.00)    (157.20)   (149.30)    (142.30)     (134.60)

Net Loss           (49.92)     (69.50)    (99.65)    (101.02)    (108.60)


FOR THE YEARS ENDED MARCH 31,:
SERIES 5         1999        1998        1997       1996         1995
                 ----        ----        ----       ----         ----
Total
Revenues        $  64,661   $  54,417   $  52,985  $   54,273  $   57,635

Net Loss         (403,555)   (813,502)   (997,362)   (781,436)   (817,018)
Equity in
Losses of
Project
Partnerships     (300,042)   (728,729)   (911,965)   (700,127)   (739,296)
Total Assets    1,932,914   2,306,065   3,078,890   4,041,606   4,790,100

Investments
In Project
Partnerships    1,145,581   1,500,087   2,268,632   3,211,868   3,950,979

Per BAC: (A)

Tax Credits        164.60      164.60      164.70      164.60      162.20
Portfolio
   Income           14.40       14.10       13.10       12.50       10.90
Passive Loss      (149.20)    (141.60)    (137.80)    (124.30)    (108.20)

Net Loss           (46.37)     (93.47)    (114.60)     (89.79)     (93.88)


Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 6         1999        1998        1997       1996         1995
                 ----        ---         ----       ----         ----
Total
Revenues        $  50,722   $  49,707  $  47,326    $  48,446  $   48,235

Net Loss         (701,324)   (870,137)  (915,827)    (821,024)   (987,087)
Equity in
Losses of
Project
Partnerships     (601,405)   (761,923)  (805,310)    (710,986)   (875,023)
Total Assets    3,272,734   3,930,665  4,748,789    5,612,685   6,375,252

Investments
In Project
Partnerships    2,464,086   3,102,793  3,912,526    4,769,625   5,525,062

Per BAC: (A)

Tax Credits        165.50      165.50     165.40       165.40      161.70
Portfolio
   Income           12.90       12.90      11.30        10.70        7.70
Passive Loss      (129.30)    (124.30)   (122.10)     (117.30)    (119.80)

Net Loss           (68.71)     (85.25)    (89.72)      (80.44)     (96.71)

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

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 1999, March 31, 1998 and March 31, 1997. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 1999 are comparable to March 31, 1998 and March 31, 1997.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. As of March 31, 1999, the series had invested $4,524,678 in 22 Project Partnerships located in 10 states containing 723 apartment units. Average occupancy of the Project Partnerships was 94% at December 31, 1998.

  Equity in Losses of Project Partnerships decreased from $288,412 for the year ended March 31, 1998 to $126,899 for the year ended March 31, 1999.
This decrease was due to additional suspended losses of $575,862 as these losses would reduce the investment in certain Project Partnerships below zero. Equity in Losses of Project Partnerships of $288,412 for the year ended March 31, 1998 were comparable to the year ended March 31, 1997. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $939,525, $935,616 and $919,877 for the years ended December 31, 1996, 1997, and 1998 respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

 At March 31, 1999, the Series had $169,513 of short-term investments (Cash and Cash Equivalents). It also had $351,965 in Zero Coupon Treasuries with annual maturities providing $49,538 in fiscal year 1999 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $221,305 for the year ending March 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $126,899 and the changes in operating assets and liabilities, net cash used in operating activities was $34,321, of which $37,895 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $42,983, consisting of $12,315 in cash distributions from the Project Partnerships and $30,668 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

 Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. As of March 31, 1999 the series had invested $3,888,713 in 23 Project Partnerships located in 12 states containing 768 apartment units. Average occupancy of the Project Partnerships was 94% as of December 31, 1998.

  Equity in Losses of Project Partnerships decreased from $285,853 for the year ended March 31, 1997 to $198,168 for the year ended March 31, 1998 and to $105,820 for the year ended March 31, 1999. These decreases were due to suspended losses of $343,378, $463,688 and 548,603 for the years ended March 31, 1997, 1998, and 1999 respectively. These losses would reduce the investment in certain Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $925,984, $923,055 and $913,619 for the years ended December 31, 1996, 1997 and 1998, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

 At March 31, 1999, the Series had $137,981 of short-term investments (Cash and Cash Equivalents). It also had $313,065 in Zero Coupon Treasuries with annual maturities providing $44,063 in fiscal year 1999 increasing to $58,940 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $187,324 for the year ended March 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $105,820 and the changes in operating assets and liabilities, net cash used in operating activities was $48,724, of which $50,027 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $51,083, consisting of $23,805, adjusted by $14,515 included in Other Income, in cash distributions received from the Project Partnerships and $27,278 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. As of March 31, 1999, the series had invested $4,952,519 in 29 Project Partnerships located in 16 states containing 879 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 1998.

  Equity in Losses of Project Partnerships decreased from $635,178 for the year ended March 31, 1997 to $421,886 for the year ended March 31, 1998 and to $208,919 for the year ended March 31, 1999. (These Project Partnerships reported depreciation and amortization of $1,043,887, $1,060,885 and $1,016,293 for the years ended December 31, 1996, 1997 and 1998, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

 At March 31, 1999, the Series had $207,632 of short-term investments (Cash and Cash Equivalents). It also had $396,622 in Zero Coupon Treasuries with annual maturities providing $55,823 in fiscal year 1999 increasing to $74,700 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $348,671 for the year ended March 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $208,919 and the changes in operating assets and liabilities, net cash used in operating activities was $42,177, of which $45,817 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $52,933, consisting of $18,374 in cash distributions from the Project Partnerships and $34,559 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

 A Project Partnership located in Howard, S.D. experienced significant cash shortages from operations in 1998 due to low occupancy as a result of layoffs at a local major employer. The local general partner partially funded the deficit by lending $22,000 in 1997 and $15,855 in 1998, they also have deferred management fees in the amount of $32,727 for these same years. The project received approval for a $40 per unit rent increase as of January 1999. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. As of March 31, 1999, the series had invested $6,164,472 in 36 Project Partnerships located in 13 states containing 1,106 apartment units. Average occupancy of the Project Partnerships was 95% as of December 31, 1998.

  Equity in Losses of Project Partnerships increased from $911,965 for the year ended March 31, 1997 to $728,729 for the year ended March 31, 1998 and decreased to $300,042 for the year ended March 31, 1999. (These Project Partnerships reported depreciation and amortization of $1,380,487, $1,331,686 and $1,312,998 for the years ended December 31, 1996, 1997 and
1998, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

 At March 31, 1999, the Series had $292,994 of short-term investments (Cash and Cash Equivalents). It also had $494,339 in Zero Coupon Treasuries with annual maturities providing $66,576 in fiscal year 1999 increasing to $93,075 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $403,555 for the year ended March 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $300,042 and the changes in operating assets and liabilities, net cash used in operating activities was $59,946, of which $62,738 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $72,127 consisting of $29,054 in cash distributions from the Project Partnerships and $43,073 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. As of March 31, 1999, the series had invested $7,462,215 in 38 Project Partnerships located in 19 states containing 1,086 apartment units. Average occupancy of the Project Partnerships was 95% as of December 31, 1998.

  Equity in Losses of Project Partnerships increased from $805,310 for the year ended March 31, 1997 to $761,923 for the year ended March 31, 1998 and decreased to $601,405 for the year ended March 31, 1999. (These Project Partnerships reported depreciation and amortization of $1,477,003, $1,474,599 and $1,414,757 for the years ended December 31, 1996, 1997 and
1998, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

 At March 31, 1999, the Series had $408,672 of short-term investments (Cash and Cash Equivalents). It also had $399,976 in Zero Coupon Treasuries with annual maturities providing $55,000 in fiscal year 1999 increasing to $83,000 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $701,324 for the year ended March 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $601,405 and the changes in operating assets and liabilities, net cash used in operating activities was $60,465, of which $59,999 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $62,882 of which $27,865 was received in cash distributions from the Project Partnerships and $35,017 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

Item 8. Financial Statements and Supplementary Data

                       INDEPENDENT AUDITOR'S REPORT

To the Partners of Gateway Tax Credit Fund II Ltd.

      We have audited the accompanying balance sheets of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) as of March 31, 1999 and 1998 and the related statements of operations, partners' equity, and cash flows of each of the five Series for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain underlying Project Partnerships owned by Gateway Tax Credit Fund II Ltd. for each of the periods presented, the investments in which are recorded using the equity method of accounting. The investments in these partnerships total the following as of March 31, 1999 and 1998 and the equity in their losses total for each of the three years in the period ended March 31, 1999:

                          Assets                  Partnership Loss
                         March 31,              Year Ended March 31,
                         --------               --------------------
                      1999       1998        1999       1998        1997
                      ----       ----        ----       ----        ----

Series 2             $186,641   $329,899    $107,106   $228,377    $293,789
Series 3              118,646    214,464      65,214    143,165     179,637
Series 4              471,161    706,006     187,477    320,588     335,255
Series 5              690,078    908,120      74,842    485,727     574,281
Series 6            1,122,059  1,528,537     301,060    506,231     518,594


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


     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

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



                                  /s/ Spence, Marston, Bunch, Morris & Co.
                                  SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                  Certified Public Accountants
Clearwater, Florida
July 6, 1999

PART I - Financial Information
 Item 1.  Financial Statements
                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1999 AND 1998

SERIES 2                                          1999           1998
                                                  ----           ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   169,513     $  160,851
 Investments in Securities                           49,538         47,501
                                                 ----------     ----------
  Total Current Assets                              219,051        208,352

 Investments in Securities                          302,427        326,412
 Investments in Project Partnerships, Net           331,579        510,805
                                                 ----------     ----------
    Total Assets                                   $853,057     $1,045,569
                                                 ==========     ==========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         44,229         46,190
                                                 ----------     ----------
  Total Current Liabilities                          44,229         46,190
                                                 ----------     ----------
Long-Term Liabilities:
 Payable to General Partners                        326,949        296,195
                                                 ----------     ----------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at March 31, 1999 and 1998 have
been issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228
at March  31, 1999 and 1998, issued and
outstanding                                         530,860        749,952
General Partners                                    (48,981)       (46,768)
                                                 ----------     ----------
  Total Partners' Equity                            481,879        703,184
                                                 ----------     ----------
    Total Liabilities and Partners' Equity         $853,057     $1,045,569
                                                 ==========     ==========


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1999 AND 1998
SERIES 3                                            1999          1998
                                                    ----          ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                        $  137,981    $  135,622
 Investments in Securities                            44,063        42,252
                                                  ----------    ----------
  Total Current Assets                               182,044       177,874

 Investments in Securities                           269,002       290,336
 Investments in Project Partnerships, Net            218,820       378,000
                                                  ----------    ----------
    Total Assets                                  $  669,866      $846,210
                                                  ==========    ==========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                          48,298        50,773
                                                  ----------    ----------
  Total Current Liabilities                           48,298        50,773
                                                  ----------    ----------
Long-Term Liabilities:
 Payable to General Partners                         248,238       234,783
                                                  ----------    ----------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of which
37,228 at March 31, 1999 and  1998 have been
issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228 at
March  31, 1999 and 1998, issued and
outstanding                                          417,412       602,863
General Partners                                     (44,082)      (42,209)
                                                 -----------   -----------
  Total Partners' Equity                             373,330       560,654
                                                 -----------   -----------
    Total Liabilities and Partners' Equity        $  669,866    $  846,210
                                                 ===========   ===========


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1999 AND 1998
SERIES 4                                             1999          1998
                                                     ----          ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                          $ 207,632    $  196,876
 Investments in Securities                             55,823        53,529
                                                  -----------   -----------
  Total Current Assets                                263,455       250,405

 Investments in Securities                            340,799       367,826
 Investments in Project Partnerships, Net             676,348       981,823
                                                  -----------   -----------
    Total Assets                                  $ 1,280,602    $1,600,054
                                                  ===========   ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                           53,248        56,202
                                                   ----------    ----------
  Total Current Liabilities                            53,248        56,202
                                                   ----------    ----------
Long-Term Liabilities:
 Payable to General Partners                          312,891       280,718
                                                   ----------    ----------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,  of which
37,228 at March 31, 1999 and  1998 have been
issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228 at
March  31, 1999 and 1998, issued and
outstanding                                           965,972     1,311,156
General Partners                                      (51,509)      (48,022)
                                                  -----------   -----------
  Total Partners' Equity                              914,463     1,263,134
                                                  -----------   -----------
    Total Liabilities and Partners' Equity        $ 1,280,602    $1,600,054
                                                  ===========   ===========


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1999 AND 1998
SERIES 5                                             1999          1998
                                                     ----          ----
 ASSETS
Current Assets:
 Cash and Cash Equivalents                         $  292,994    $  280,813
 Investments in Securities                             69,576        66,717
                                                  -----------   -----------
  Total Current Assets                                362,570       347,530

 Investments in Securities                            424,763       458,448
 Investments in Project Partnerships, Net           1,145,581     1,500,087
                                                 ------------  ------------
    Total Assets                                 $  1,932,914    $2,306,065
                                                 ============  ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                           71,427        74,748
                                                  -----------   -----------
  Total Current Liabilities                            71,427        74,748
                                                  -----------   -----------
Long-Term Liabilities:
 Payable to General Partners                          308,232       274,507
                                                  -----------   -----------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of which
37,228 at March 31, 1999 and  1998 have been
issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228 at
March  31, 1999 and 1998, issued and
outstanding                                         1,613,346     2,012,865
General Partners                                      (60,091)      (56,055)
                                                  -----------   -----------
  Total Partners' Equity                            1,553,255     1,956,810
                                                  -----------   -----------
    Total Liabilities and Partners' Equity        $ 1,932,914    $2,306,065
                                                  ===========   ===========


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1999 AND 1998
SERIES 6                                             1999         1998
                                                     ----         ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                          $ 408,672    $  406,255
 Investments in Securities                             52,341       48,608
                                                  -----------  -----------
  Total Current Assets                                461,013      454,863

 Investments in Securities                            347,635      373,009
 Investments in Project Partnerships, Net           2,464,086    3,102,793
                                                  -----------  -----------
    Total Assets                                 $  3,272,734   $3,930,665
                                                  ===========  ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                           67,059       70,482
                                                  -----------  -----------
  Total Current Liabilities                            67,059       70,482
                                                  -----------  -----------
Long-Term Liabilities:
 Payable to General Partners                          388,370      341,554
                                                  -----------   ----------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of which
37,228 at March 31, 1999 and  1998 have been
issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228 at
March  31, 1999 and 1998, issued and
outstanding                                         2,877,858    3,572,169
General Partners                                      (60,553)     (53,540)
                                                   ----------  -----------
  Total Partners' Equity                            2,817,305    3,518,629
                                                   ---------- ------------
    Total Liabilities and Partners' Equity         $3,272,734   $3,930,665
                                                  ===========  ===========


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 1999 AND 1998
TOTAL SERIES 2 - 6                                 1999           1998
                                                   ----           ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,216,792     $1,180,417
 Investments in Securities                          271,341        258,607
                                                -----------    -----------
  Total Current Assets                            1,488,133      1,439,024

 Investments in Securities                        1,684,626      1,816,031
 Investments in Project Partnerships, Net         4,836,414      6,473,508
                                                -----------    -----------
    Total Assets                               $  8,009,173     $9,728,563
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                        284,261        298,395
                                                -----------    -----------
  Total Current Liabilities                         284,261        298,395
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                      1,584,680      1,427,757
                                                -----------    -----------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at March 31, 1999 and  1998 have
been issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228
at March  31, 1999 and 1998, issued and
outstanding                                       6,405,448      8,249,005
General Partners                                   (265,216)      (246,594)
                                                -----------    -----------
  Total Partners' Equity                          6,140,232      8,002,411
                                                -----------    -----------
    Total Liabilities and Partners' Equity      $ 8,009,173     $9,728,563
                                               ============   ============


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 2                             1999           1998          1997
                                     ----           ----          ----
Revenues:
 Interest Income                   $    34,468    $    37,434   $    36,217
 Other Income                            6,937          3,838             0
                                   -----------    -----------  ------------
  Total Revenues                        41,405         41,272        36,217
                                   -----------    -----------  ------------
Expenses:
 Asset Management Fee-General
 Partner                                68,648         68,773        68,889
 General and Administrative:
  General Partner                        7,433          8,267         6,792
  Other                                 12,781         10,502        13,625
 Amortization                           46,949          3,011         2,369
                                   -----------    -----------  ------------
  Total Expenses                       135,811         90,553        91,675
                                   -----------    -----------  ------------
Loss Before Equity in Losses
 of Project Partnerships               (94,406)       (49,281)      (55,458)
Equity in Losses of Project
 Partnerships                         (126,899)      (288,412)     (527,175)
                                   -----------    -----------  ------------
Net Loss                            $ (221,305)    $ (337,693)   $ (582,633)
                                   ===========    ===========  ============
Allocation of Net Loss:
 Assignees                            (219,092)      (334,316)     (576,807)
 General Partners                       (2,213)        (3,377)       (5,826)
                                   -----------    -----------  ------------
                                    $ (221,305)    $ (337,693)   $ (582,633)
                                   ===========    ===========  ============
Net Loss Per Beneficial
Assignee Certificate                $   (35.71)    $   (54.48)   $   (94.00)
Number of Beneficial Assignee      ===========    ===========  ============
Certificates Outstanding                 6,136          6,136         6,136
                                   ===========    ===========  ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 3                             1999           1998           1997
                                     ----           ----           ----
Revenues:
 Interest Income                     $  29,814      $  30,145     $  31,128
 Other Income                           14,515         34,966             0
                                    ----------     ----------    ----------
  Total Revenues                        44,329         65,111        31,128
                                    ----------     ----------    ----------
Expenses:
 Asset Management Fee-General
 Partner                                63,479         63,645        63,792
 General and Administrative:
  General Partner                        7,771          8,481         7,102
  Other                                 10,513         10,903        17,278
 Amortization                           44,070          5,422        (1,615)
                                    ----------     ----------    ----------
  Total Expenses                       125,833         88,451        86,557
                                    ----------     ----------    ----------
Loss Before Equity in Losses
 of Project Partnerships               (81,504)       (23,340)      (55,429)
Equity in Losses of Project
 Partnerships                         (105,820)      (198,168)     (285,853)
                                   -----------    -----------   -----------
Net Loss                            $ (187,324)    $ (221,508)   $ (341,282)
                                   ===========    ===========   ===========
Allocation of Net Loss:
 Assignees                            (185,451)      (219,293)     (337,869)
 General Partners                       (1,873)        (2,215)       (3,413)
                                   -----------    -----------   -----------
                                    $ (187,324)    $ (221,508)   $ (341,282)
                                   ===========    ===========   ===========
Net Loss Per Beneficial
 Assignee Certificate               $   (33.99)    $   (40.19)   $   (61.93)
Number of Beneficial Assignee      ===========    ===========   ===========
 Certificates Outstanding                5,456          5,456         5,456
                                   ===========    ===========   ===========


      See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 4                              1999           1998          1997
                                      ----           ----          ----
Revenues:
 Interest Income                      $  39,022       $ 39,924     $ 41,455
 Other Income                             7,650          4,385            0
                                      ---------      ---------    ---------
  Total Revenues                         46,672         44,309       41,455
                                      ---------      ---------    ---------
Expenses:
 Asset Management Fee - General
 Partner                                 77,989         78,133       78,270
 General and Administrative:
  General Partner                         9,798         10,693        8,953
  Other                                  12,805         13,417       17,019
 Amortization                            85,832          5,595      (1,955)
                                     ----------     ----------    ---------
  Total Expenses                        186,424        107,838      102,287
                                     ----------     ----------    ---------
Loss Before Equity in Losses
 of Project Partnerships               (139,752)       (63,529)     (60,832)
Equity in Losses of Project
 Partnerships                          (208,919)      (421,886)    (635,178)
                                     ----------     ----------   ----------
Net Loss                             $ (348,671)     $(485,415)   $(696,010)
                                     ==========     ==========   ==========
Allocation of Net Loss:
 Assignees                             (345,184)      (480,561)    (689,050)
 General Partners                        (3,487)        (4,854)      (6,960)
                                     ----------     ----------   ----------
                                     $ (348,671)     $(485,415)   $(696,010)
                                     ==========     ==========   ==========
Net Loss Per Beneficial
 Assignee Certificate                $   (49.92)     $  (69.50)   $  (99.65)
Number of Beneficial Assignee        ==========     ==========   ==========
 Certificates Outstanding                 6,915          6,915        6,915
                                     ==========     ==========   ==========



      See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 5                               1999         1998          1997
                                       ----         ----          ----
Revenues:
 Interest Income                      $  50,132     $  51,284     $  52,985
 Other Income                            14,529         3,133             0
                                     ----------    ----------    ----------
  Total Revenues                         64,661        54,417        52,985
                                     ----------    ----------    ----------
Expenses:
 Asset Management Fee - General
 Partner                                 96,461        96,663        96,844
 General and Administrative:
  General Partner                        12,163        13,274        11,114
  Other                                  19,611        16,492        19,418
 Amortization                            39,939        12,761        11,006
                                     ----------    ----------    ----------
  Total Expenses                        168,174       139,190       138,382
                                     ----------    ----------    ----------
Loss Before Equity in Losses
 of Project Partnerships               (103,513)      (84,773)      (85,397)
Equity in Losses of Project
 Partnerships                          (300,042)     (728,729)     (911,965)
                                     ----------    ----------    ----------
Net Loss                             $ (403,555)    $(813,502)    $(997,362)
                                     ==========    ==========    ==========
Allocation of Net Loss:
 Assignees                             (399,519)     (805,367)     (987,388)
 General Partners                        (4,036)       (8,135)       (9,974)
                                     ----------    ----------    ----------
                                     $ (403,555)    $(813,502)    $(997,362)
                                     ==========    ==========    ==========
Net Loss Per Beneficial
 Assignee Certificate                $   (46.37)    $  (93.47)    $ (114.60)
Number of Beneficial Assignee        ==========    ==========    ==========
 Certificates Outstanding                 8,616         8,616         8,616
                                     ==========    ==========    ==========


      See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

SERIES 6                               1999         1998          1997
                                       ----         ----          ----
Revenues:
 Interest Income                      $  46,807     $  48,382     $  47,326
 Other Income                             3,915         1,325             0
                                     ----------    ----------    ----------
  Total Revenues                         50,722        49,707        47,326
                                     ----------    ----------    ----------
Expenses:
 Asset Management Fee - General
 Partner                                106,815       107,120       107,403
 General and Administrative:
  General Partner                        12,839        14,012        11,732
  Other                                  17,635        17,513        16,660
 Amortization                            13,352        19,276        22,048
                                     ----------    ----------    ----------
  Total Expenses                        150,641       157,921       157,843
                                     ----------    ----------    ----------
Loss Before Equity in Losses
 of Project Partnerships                (99,919)     (108,214)     (110,517)
Equity in Losses of Project
 Partnerships                          (601,405)     (761,923)     (805,310)
                                     ----------    ----------    ----------
Net Loss                              $(701,324)    $(870,137)    $(915,827)
                                     ==========    ==========    ==========
Allocation of Net Loss:
 Assignees                             (694,311)     (861,436)     (906,669)
 General Partners                        (7,013)       (8,701)       (9,158)
                                     ----------    ----------    ----------
                                      $(701,324)    $(870,137)    $(915,827)
                                     ==========    ==========    ==========
Net Loss Per Beneficial
 Assignee Certificate                 $  (68.54)    $  (85.25)    $  (89.72)
Number of Beneficial Assignee        ==========    ==========    ==========
 Certificates Outstanding                10,105        10,105        10,105
                                     ==========    ==========    ==========


      See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEAR ENDED MARCH 31,

TOTAL SERIES 2 - 6                   1999           1998           1997
                                     ----           ----           ----
Revenues:
 Interest Income                    $  200,243    $   207,169    $   209,111
 Other Income                           47,546         47,647              0
                                  ------------   ------------   ------------
  Total Revenues                       247,789        254,816        209,111
                                  ------------   ------------   ------------
Expenses:
 Asset Management Fee-General
 Partner                               413,392        414,334        415,198
 General and Administrative:
  General Partner                       50,004         54,727         45,693
  Other                                 73,345         68,827         84,000
 Amortization                          230,142         46,065         31,853
                                  ------------   ------------    -----------
  Total Expenses                       766,883        583,953        576,744
                                  ------------   ------------    -----------
Loss Before Equity in Losses
 of Project Partnerships              (519,094)      (329,137)      (367,633)
Equity in Losses of Project
 Partnerships                       (1,343,085)    (2,399,118)    (3,165,481)
                                  ------------   ------------   ------------
Net Loss                           $(1,862,179)   $(2,728,255)   $(3,533,114)
                                  ============   ============   ============
Allocation of Net Loss:
 Assignees                          (1,843,557)    (2,700,973)    (3,497,783)
 General Partners                      (18,622)       (27,282)       (35,331)
                                  ------------   ------------   ------------
                                   $(1,862,179)   $(2,728,255)   $(3,533,114)
                                  ============   ============   ============



              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:



                                                General
SERIES 2                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $ 1,661,075     $  (37,565)     $ 1,623,510

Net Loss                           (576,807)        (5,826)        (582,633)
                               ------------      ----------    ------------

Balance at March 31, 1997         1,084,268        (43,391)       1,040,877

Net Loss                           (334,316)        (3,377)        (337,693)
                               ------------      ----------     -----------

Balance at March 31, 1998           749,952        (46,768)         703,184

Net Loss                           (219,092)        (2,213)        (221,305)
                               ------------     -----------     -----------

Balance at March 31, 1999        $  530,860      $ (48,981)      $  481,879
                               ============     ===========     ===========


              See accompanying notes to financial statements.





                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:

                                                General
SERIES 3                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $ 1,160,025     $  (36,581)     $ 1,123,444

Net Loss                           (337,869)        (3,413)        (341,282)
                               ------------     -----------    ------------

Balance at March 31, 1997           822,156        (39,994)         782,162

Net Loss                           (219,293)        (2,215)        (221,508)
                               ------------     -----------     -----------

Balance at March 31, 1998           602,863        (42,209)         560,654

Net Loss                           (185,451)        (1,873)        (187,324)
                               ------------    ------------     -----------

Balance at March 31, 1999       $   417,412    $   (44,082)      $  373,330
                               ============    ============     ===========




              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:

                                                General
SERIES 4                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $ 2,480,767     $  (36,208)     $ 2,444,559

Net Loss                           (689,050)        (6,960)        (696,010)
                               ------------      ----------    ------------

Balance at March 31, 1997         1,791,717        (43,168)       1,748,549

Net Loss                           (480,561)        (4,854)        (485,415)
                               ------------      ----------    ------------

Balance at March 31, 1998         1,311,156        (48,022)       1,263,134

Net Loss                           (345,184)        (3,487)        (348,671)
                               ------------      ----------    ------------

Balance at March 31, 1999       $   965,972      $ (51,509)     $   914,463
                               ============      ==========    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:

                                                General
SERIES 5                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $ 3,805,620     $  (37,946)     $ 3,767,674

Net Loss                           (987,388)        (9,974)        (997,362)
                               ------------      ----------    ------------

Balance at March 31, 1997         2,818,232        (47,920)       2,770,312

Net Loss                           (805,367)        (8,135)        (813,502)
                               ------------      ----------    ------------

Balance at March 31, 1998         2,012,865        (56,055)       1,956,810

Net Loss                           (399,519)        (4,036)        (403,555)
                               ------------     -----------    ------------

Balance at March 31, 1999       $ 1,613,346     $  (60,091)     $ 1,553,255
                               ============     ===========    ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:

                                                General
SERIES 6                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996       $ 5,340,274     $  (35,681)     $ 5,304,593

Net Loss                           (906,669)        (9,158)        (915,827)
                               ------------      ----------    ------------

Balance at March 31, 1997         4,433,605        (44,839)       4,388,766

Net Loss                           (861,436)        (8,701)        (870,137)
                               ------------      ----------    ------------
Balance at March 31, 1998
                                  3,572,169        (53,540)       3,518,629

Net Loss                           (694,311)        (7,013)        (701,324)
                               ------------     -----------    ------------

Balance at March 31, 1999       $ 2,877,858     $  (60,553)     $ 2,817,305
                               ============     ===========    ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY

            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:

                                                General
TOTAL SERIES 2 - 6             Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1996      $ 14,447,761     $ (183,981)    $ 14,263,780

Net Loss                         (3,497,783)       (35,331)      (3,533,114)
                              -------------     -----------   -------------

Balance at March 31, 1997        10,949,978       (219,312)      10,730,666

Net Loss                         (2,700,973)       (27,282)      (2,728,255)
                              -------------     -----------   -------------

Balance at March 31, 1998         8,249,005       (246,594)       8,002,411

Net Loss                         (1,843,557)       (18,622)      (1,862,179)
                              -------------     -----------   -------------

Balance at March 31, 1999      $  6,405,448      $(265,216)    $  6,140,232
                              =============     ===========   =============



              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:

SERIES 2                               1999          1998         1997
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                          $ (221,305)   $ (337,693)  $ (582,633)
  Adjustments to Reconcile Net
  Loss to Net Cash Provided by
  (Used in) Operating Activities:
    Amortization                        46,949         3,011        2,369
    Accreted Interest Income on
    Investments in Securities          (25,554)      (27,118)     (28,749)
    Equity in Losses of Project
    Partnerships                       126,899       288,412      527,175
    Interest Income from
    Redemption of Securities            16,834        13,627       10,358
    Distributions Included in
    Other Income                        (6,937)       (3,838)           0
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners                  28,793        37,331       34,728
                                     ----------    ----------   ----------
        Net Cash Used in Operating
        Activities                     (34,321)      (26,268)     (36,752)
                                     ----------    ----------   ----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                  12,315        16,493        6,497
  Redemption of Investment in
  Securities                            30,668        32,065       33,297
                                     ----------    ----------   ----------
        Net Cash Provided by
       Investing Activities             42,983        48,558       39,794
                                     ----------    ----------   ----------
Increase (Decrease) in Cash and
Cash Equivalents                         8,662        22,290        3,042
Cash and Cash Equivalents at
Beginning of Year                      160,851       138,561      135,519
                                     ----------    ----------   ----------
Cash   and  Cash  Equivalents   at
End of Year                         $  169,513    $  160,851    $ 138,561
                                     ==========    ==========   ==========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:

SERIES 3                               1999          1998         1997
- ------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                          $ (187,324)   $ (221,508)   $ (341,282)
  Adjustments to Reconcile Net
  Loss to Net Cash Provided by
  (Used in) Operating Activities:
    Amortization                        44,070         5,422        (1,615)
    Accreted Interest Income on
    Investments in Securities          (22,729)      (24,121)      (25,571)
    Equity in Losses of Project
    Partnerships                       105,820       198,168       285,853
    Interest Income from
    Redemption of Securities            14,974        12,121         9,212
    Distributions Included In
    Other Income                       (14,515)      (34,966)            0
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners                  10,980        24,495        22,486
                                     ----------    ----------    ----------
        Net Cash Used in Operating
        Activities                     (48,724)      (40,389)      (50,917)
                                     ----------    ----------    ----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                  23,805        37,565        33,237
  Redemption of Investment in
  Securities                            27,278        28,521        29,617
                                     ----------    ----------    ----------
        Net Cash Provided by
        Investing Activities            51,083        66,086        62,854
                                     ----------    ----------    ----------
Increase (Decrease) in Cash and
Cash Equivalents                         2,359        25,697        11,937
Cash and Cash Equivalents at
Beginning of Year                      135,622       109,925        97,988
                                     ----------    ----------    ----------
Cash   and  Cash  Equivalents   at
End of Year                         $  137,981    $  135,622     $ 109,925
                                     ==========    ==========    ==========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:
SERIES 4                               1999          1998         1997
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                          $ (348,671)   $ (485,415)   $ (696,010)
  Adjustments to Reconcile Net
  Loss to Net Cash Provided by
  (Used in) Operating Activities:
    Amortization                        85,832         5,595        (1,955)
    Accreted Interest Income on
    Investments in Securities          (28,796)      (30,559)      (32,396)
    Equity in Losses of Project
    Partnerships                       208,919       421,886       635,178
    Interest Income from
    Redemption of Securities            18,970        15,357        11,676
    Distributions Included In
    Other Income                        (7,650)       (4,385)            0
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners                  29,219        37,092        33,284
                                     ----------    ----------    ----------
        Net Cash Used in Operating
        Activities                     (42,177)      (40,429)      (50,223)
                                     ----------    ----------    ----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                  18,374        18,400        16,968
  Redemption of Investment in
  Securities                            34,559        36,132        37,522
                                     ----------    ----------    ----------
        Net Cash Provided by
        Investing Activities            52,933        54,532        54,490
                                     ----------    ----------    ----------
Increase (Decrease) in Cash and
Cash Equivalents                        10,756        14,103         4,267
Cash and Cash Equivalents at
Beginning of Year                      196,876       182,773       178,506
                                     ----------    ----------    ----------
Cash   and  Cash  Equivalents   at
End of Year                         $  207,632    $  196,876     $ 182,773
                                     ==========    ==========    ==========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:
SERIES 5                               1999          1998         1997
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                          $ (403,555)   $ (813,502)   $ (997,362)
  Adjustments to Reconcile Net
  Loss to Net Cash Provided by
  (Used in) Operating Activities:
    Amortization                         39,939        12,761        11,006
    Accreted Interest Income on
    Investments in Securities           (35,890)      (38,088)      (40,378)
    Equity in Losses of Project
    Partnerships                        300,042       728,729       911,965
    Interest Income from
    Redemption of Securities             23,644        19,140        14,552
    Distributions Included In
    Other Income                        (14,529)       (3,133)            0
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners                   30,403        40,677        34,644
                                     ----------    ----------    ----------
        Net Cash Used in Operating
        Activities                      (59,946)      (53,416)      (65,573)
                                     ----------    ----------    ----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                   29,054        30,188        20,264
  Redemption of Investment in
  Securities                             43,073        45,035        46,766
                                     ----------    ----------    ----------
        Net Cash Provided by
        Investing Activities             72,127        75,223        67,030
                                     ----------    ----------    ----------
Increase (Decrease) in Cash and
Cash Equivalents                         12,181        21,807         1,457
Cash and Cash Equivalents at
Beginning of Year                       280,813       259,006       257,549
                                     ----------    ----------    ----------
Cash   and  Cash  Equivalents   at
End of Year                          $  292,994    $  280,813     $ 259,006
                                     ==========    ==========    ==========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:
SERIES 6                               1999          1998         1997
-- -----                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                          $ (701,324)   $ (870,137)   $ (915,827)
  Adjustments to Reconcile Net
  Loss to Net Cash Provided by
  (Used in) Operating Activities:
    Amortization                        13,352        19,276        22,048
    Accreted Interest Income on
    Investments in Securities          (29,359)      (30,091)      (30,456)
    Equity in Losses of Project
    Partnerships                       601,405       761,923       805,310
    Interest Income from
    Redemption of Securities            15,983        12,262         8,978
    Distributions Included In
    Other Income                        (3,915)       (1,325)            0
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners                  43,393        52,014        51,930
                                     ----------    ----------    ----------
        Net Cash Used in Operating
        Activities                     (60,465)      (56,078)      (58,017)
                                     ----------    ----------    ----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                  27,865        29,859        29,740
  Redemption of Investment in
  Securities                            35,017        35,738        36,022
                                     ----------    ----------    ----------
        Net Cash Provided by
        Investing Activities            62,882        65,597        65,762
                                     ----------    ----------    ----------
Increase (Decrease) in Cash and
Cash Equivalents                         2,417         9,519         7,745
Cash and Cash Equivalents at
Beginning of Year                      406,255       396,736       388,991
                                     ----------    ----------    ----------
Cash   and  Cash  Equivalents   at
End of Year                         $  408,672    $  406,255     $ 396,736
                                     ==========    ==========    ==========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997:
TOTAL SERIES 2 - 6                     1999          1998         1997
------------------                     ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                         $(1,862,179)  $(2,728,255)  $(3,533,114)
  Adjustments to Reconcile Net
  Loss to Net Cash Provided by
  (Used in) Operating Activities:
    Amortization                       230,142        46,065        31,853
    Accreted Interest Income on
    Investments in Securities         (142,328)     (149,977)     (157,550)
    Equity in Losses of Project
    Partnerships                     1,343,085     2,399,118     3,165,481
    Interest Income from
    Redemption of Securities            90,405        72,507        54,776
    Distributions Included In
    Other Income                       (47,546)      (47,647)            0
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners                 142,788       191,609       177,072
                                    -----------   -----------    ----------
        Net Cash Used in Operating
        Activities                    (245,633)     (216,580)     (261,482)
                                    -----------   -----------    ----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                 111,413       132,505       106,706
  Redemption of Investment in
  Securities                           170,595       177,491       183,224
                                    -----------   -----------    ----------
        Net Cash Provided by
        Investing Activities           282,008       309,996       289,930
                                    -----------   -----------    ----------
Increase (Decrease) in Cash and
Cash Equivalents                        36,375        93,416        28,448
Cash and Cash Equivalents at
Beginning of Year                    1,180,417     1,087,001     1,058,553
                                    -----------   -----------    ----------
Cash   and  Cash  Equivalents   at
End of Year                         $1,216,792    $1,180,417    $1,087,001
                                    ===========   ===========   ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

                       MARCH 31, 1999, 1998 AND 1997

NOTE 1 - ORGANIZATION:

    Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 1999, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5
and 6, respectively had been issued as of March 31, 1999. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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


   Gateway accounts for its investments as the limited partner in Project Partnerships ("Investments in Project Partnerships"), using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statements of Operations. Under the equity method, the Investments in Project Partnerships initially include:

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

Reclassifications

 For comparability, the 1998 and 1997 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 1999.


NOTE 3 - INVESTMENT IN SECURITIES:

   The March 31, 1999 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $149,034 for Series 2, $132,562 for Series 3, $167,943 for Series 4, $209,319 for Series 5 and $145,663 for Series 6.
For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 2                 $   379,988        $   351,966           $  28,022
Series 3                     337,882            313,065              24,817
Series 4                     428,229            396,622              31,607
Series 5                     533,568            494,338              39,230
Series 6                     430,861            399,976              30,885


 As of March 31, 1999, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 2       Series 3       Series 4
                                  --------       --------       --------
Due within 1 year                  $   49,537     $   44,062     $   55,824
After 1 year through 5 years          182,488        162,318        205,639
After 5 years through 10 years        119,941        106,685        135,159
                                  -----------    -----------    -----------
  Total Amount Carried on
Balance Sheet                      $  351,966     $  313,065     $  396,622
                                  ===========    ===========    ===========


                                  Series 5       Series 6        Total
                                  --------       --------       --------
Due within 1 year                  $   69,576     $   52,341    $   271,340
After 1 year through 5 years          256,304        203,738      1,010,487
After 5 years through 10 years        168,458        143,897        674,140
                                  -----------    -----------   ------------
  Total Amount Carried on
Balance Sheet                      $  494,338     $  399,976    $ 1,955,967
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

 For the years ended March 31, 1999, 1998 and 1997 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

 Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                         1999               1998                1997
                         ----               ----                ----
Series 2                   $  68,648          $  68,773           $  68,889
Series 3                      63,479             63,645              63,792
Series 4                      77,989             78,133              78,270
Series 5                      96,461             96,663              96,844
Series 6                     106,815            107,120             107,403
                        ------------       ------------          ----------
Total                      $ 413,392          $ 414,334           $ 415,198
                        ============       ============          ==========


 General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

                         1999               1998                1997
                         ----               ----                ----
Series 2                    $  7,433           $  8,267            $  6,792
Series 3                       7,771              8,481               7,102
Series 4                       9,798             10,693               8,953
Series 5                      12,163             13,274              11,114
Series 6                      12,839             14,012              11,732
                           ---------          ---------           ---------
                            $ 50,004           $ 54,727            $ 45,693
Total                      =========          =========           =========



NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 2

   As of March 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 22 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:

                                             MARCH 31, 1999 MARCH 31, 1998
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,524,678     $ 4,524,678

Cumulative equity in losses of Project
Partnerships (1)                                 (4,437,682)     (4,310,783)

Cumulative distributions received from
Project Partnerships                                (69,654)        (64,276)
                                                ------------    ------------
Investment in Project Partnerships before
Adjustment                                           17,342         149,619

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      390,838         390,838
 Accumulated amortization of acquisition
fees and expenses                                   (76,601)        (29,652)
                                               ------------    ------------

Investments in Project Partnerships             $   331,579     $   510,805
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,142,213 for the year ended March 31, 1999 and cumulative suspended losses of $566,351 for the year ended March 31, 1998 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 3

   As of March 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 23 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:

                                           MARCH 31, 1999   MARCH 31, 1998
                                           --------------   --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 3,888,713      $ 3,888,713

Cumulative equity in losses of Project
Partnerships (1)                                (3,927,601)      (3,821,781)

Cumulative distributions received from
Project Partnerships                              (155,866)        (146,576)
                                              ------------     ------------
Investment in Project Partnerships before
Adjustment                                        (194,754)         (79,644)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                     491,746          491,746
 Accumulated amortization of acquisition
fees and expenses                                  (78,172)         (34,102)
                                             -------------    -------------

Investments in Project Partnerships            $   218,820      $   378,000
                                              ============     ============
(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,581,681 for the year ended March 31, 1999 and cumulative suspended losses of $1,033,078 for the year ended March 31, 1998 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 4

   As of March 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 29 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:

                                           MARCH 31, 1999   MARCH 31, 1998
                                           --------------   --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 4,952,519      $ 4,952,519

Cumulative equity in losses of Project
Partnerships (1)                                (4,634,186)      (4,425,267)

Cumulative distributions received from
Project Partnerships                              (100,990)         (90,266)
                                              ------------     ------------
Investment in Project Partnerships before
Adjustment                                         217,343          436,986

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                     562,967          562,967
 Accumulated amortization of acquisition
fees and expenses                                 (103,962)         (18,130)
                                               -----------      -----------

Investments in Project Partnerships              $ 676,348        $ 981,823
                                              ============     ============
(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,002,895 for the year ended March 31, 1999 and cumulative suspended losses of $496,384 for the year ended March 31, 1998 are not included.

SERIES 5

   As of March 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 36 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:

                                           MARCH 31, 1999   MARCH 31, 1998
                                           --------------   --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 6,164,472      $ 6,164,472

Cumulative equity in losses of Project
Partnerships (1)                                (5,407,399)      (5,107,357)

Cumulative distributions received from
Project Partnerships                              (146,715)        (132,190)
                                             -------------    -------------
Investment in Project Partnerships before
Adjustment                                         610,358          924,925

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                     650,837          650,837
 Accumulated amortization of acquisition
fees and expenses                                 (115,614)         (75,675)
                                               -----------      -----------

Investments in Project Partnerships            $ 1,145,581      $ 1,500,087
                                              ============     ============
(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $929,309 for the year ended March 31, 1999 and cumulative suspended losses of $248,554 for the year ended March 31, 1998 are not included.

SERIES 6

   As of March 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 38 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:

                                           MARCH 31, 1999   MARCH 31, 1998
                                           --------------   --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 7,462,215      $ 7,462,215

Cumulative equity in losses of Project
Partnerships (1)                                (5,496,224)      (4,894,819)

Cumulative distributions received from
Project Partnerships                              (145,656)        (121,706)
                                              ------------     ------------
Investment in Project Partnerships before
Adjustment                                       1,820,335        2,445,690

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                     785,179          785,179
 Accumulated amortization of acquisition
fees and expenses                                 (141,428)        (128,076)
                                              ------------     ------------

Investments in Project Partnerships            $ 2,464,086      $ 3,102,793
                                              ============     ============
(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $598,829 for the year ended March 31, 1999 and cumulative suspended losses of $218,323 for the year ended March 31, 1998 are not included.

TOTAL SERIES 2 - 6

  The following is a summary of Investments in Project Partnerships:

                                           MARCH 31, 1999   MARCH 31, 1998
                                           --------------   --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $26,992,597      $26,992,597

Cumulative equity in losses of Project
Partnerships (1)                               (23,903,092)     (22,560,007)

Cumulative distributions received from
Project Partnerships                              (618,881)        (555,014)
                                              ------------     ------------
Investment in Project Partnerships before
Adjustment                                       2,470,624        3,877,576

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                   2,881,567        2,881,567
 Accumulated amortization of acquisition
fees and expenses                                 (515,777)        (285,635)
                                             -------------    -------------

Investments in Project Partnerships            $ 4,836,414      $ 6,473,508
                                             =============    =============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1998         1997           1996
SERIES 2                               ----         ----           ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 1,786,180    $ 1,664,759   $ 1,604,887
  Investment properties, net         20,780,885     21,671,589    22,550,031
  Other assets                           10,554          2,370           770
                                   ------------    -----------  ------------
    Total assets                    $22,577,619    $23,338,718   $24,155,688
                                   ============    ===========  ============
Liabilities and Partners' Equity:
  Current liabilities                   488,583        455,868       475,053
  Long-term debt                     23,166,342     23,216,826    23,263,436
                                   ------------    -----------  ------------
    Total liabilities                23,654,925     23,672,694    23,738,489
                                   ------------    -----------  ------------
Partners' equity
  Limited Partner                    (1,105,102)      (387,627)      340,514
  General Partners                       27,796         53,651        76,685
                                   ------------    -----------  ------------
    Total Partners' equity           (1,077,306)      (333,976)      417,199
                                   ------------    -----------  ------------
    Total liabilities and
partners' equity                    $22,577,619    $23,338,718   $24,155,688
                                   ============   ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 4,033,895    $ 3,928,831   $ 3,877,838
Expenses:
  Operating expenses                  1,709,810      1,656,842     1,505,411
  Interest expense                    2,114,068      2,052,361     2,087,442
  Depreciation and amortization         919,877        935,616       939,525
                                   ------------   ------------   -----------
    Total expenses                    4,743,755      4,644,819     4,532,378
                                   -------------   ------------  ------------
      Net loss                      $  (709,860)   $  (715,988)  $  (654,540)
                                   =============   ============  ============
Other partners' share of net loss        (7,099)        (7,160)       (6,544)
                                   =============    ===========  ============
Partnerships' share of net loss        (702,761)      (708,828)     (647,996)

Suspended losses                        575,862        420,416       120,821
                                   ------------   ------------  ------------
Equity in Losses of Project
Partnerships                        $  (126,899)   $  (288,412)  $  (527,175)
                                   ============   ============  ============


As of December 31, 1998, the largest Project Partnership constituted 12.3% and 13.0%, and as of December 31, 1997 the largest Project Partnership constituted 12.2% and 13.3% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

                                                 DECEMBER 31,
                                       1998         1997          1996
SERIES 3                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                     $2,135,449    $ 2,087,969    $ 1,983,148
  Investment properties, net         18,061,080     18,896,091     19,791,394
  Other assets                          212,500        216,421        225,290
                                   ------------   ------------    -----------
    Total assets                    $20,409,029    $21,200,481    $21,999,832
                                   ============   ============    ===========
Liabilities and Partners' Equity:
  Current liabilities                   479,070        473,232        496,156
  Long-term debt                     21,720,128     21,786,186     21,846,525
                                   ------------   ------------    -----------
    Total liabilities                22,199,198     22,259,418     22,342,681
                                   ------------   ------------    -----------
Partners' equity
  Limited Partner                    (2,052,234)    (1,365,169)      (680,352)
  General Partners                      262,065        306,232        337,503
                                   ------------   ------------    -----------
    Total Partners' equity           (1,790,169)    (1,058,937)      (342,849)
                                   -------------   ------------    -----------
    Total liabilities and
partners' equity                    $20,409,029    $21,200,481    $21,999,832
                                   ============   ============    ===========
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 3,873,356    $ 3,897,285    $ 3,860,435
Expenses:
  Operating expenses                  1,613,589      1,630,694      1,543,041
  Interest expense                    2,009,194      2,012,078      2,029,124
  Depreciation and amortization         913,619        923,055        925,984
                                   ------------   ------------    -----------
    Total expenses                    4,536,402      4,565,827      4,498,149

      Net loss                      $  (663,046)   $  (668,542)   $  (637,714)
                                   ============   ============   ============
Other partners' share of net loss        (8,623)        (6,686)        (8,583)
                                   ============   ============   ============
Partnerships' share of net loss        (654,423)      (661,856)      (629,131)

Suspended losses                        548,603        463,688        343,278
                                   ------------   ------------   ------------
Equity in Losses of Project
Partnerships                        $  (105,820)   $  (198,168)   $  (285,853)
                                   ============   ============   ============


As of December 31, 1998, the largest Project Partnership constituted 7.8% and 6.5%, and as of December 31, 1997 the largest Project Partnership constituted 7.6% and 6.5% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1998         1997          1996
SERIES 4                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 2,258,054   $ 2,041,655   $ 1,953,151
  Investment properties, net         24,296,782    25,293,995    26,300,477
  Other assets                           18,066         9,175         9,547
                                    -----------  ------------  ------------
    Total assets                     26,572,902   $27,344,825   $28,263,175
                                    ===========  ============  ============
Liabilities and Partners' Equity:
  Current liabilities                   630,630       581,357       586,126
  Long-term debt                     26,508,044    26,566,388    26,621,848
                                   ------------  ------------  ------------
    Total liabilities                27,138,674    27,147,745    27,207,974
                                    -----------  ------------  ------------
Partners' equity
  Limited Partner                      (759,474)      (26,884)      801,544
  General Partners                      193,702       223,964       253,657
                                    -----------  ------------  ------------
    Total Partners' equity             (565,772)      197,080     1,055,201
                                    -----------  ------------  ------------
    Total liabilities and
partners' equity                    $26,572,902   $27,344,825   $28,263,175
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 4,613,372   $ 4,556,702   $ 4,496,298
Expenses:
  Operating expenses                  2,025,711     2,010,724     1,846,670
  Interest expense                    2,296,338     2,305,229     2,330,476
  Depreciation and amortization       1,016,293     1,060,855     1,043,887
                                   ------------  ------------  ------------
    Total expenses                    5,338,342     5,376,808     5,221,033

      Net loss                      $  (724,970)  $  (820,106)  $  (724,735)
                                   ============  ============  ============
Other partners' share of net loss        (9,540)       (8,201)         5,368
                                   =============  ============  ============
Partnerships' share of net loss        (715,430)     (811,905)     (730,103)

Suspended losses                        506,511       390,019        94,925
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                        $  (208,919)  $  (421,886)  $  (635,178)
                                   ============  ============  ============


As of December 31, 1998, the largest Project Partnership constituted 6.0% and 6.2%, and as of December 31, 1997 the largest Project Partnership constituted 5.9% and 5.9% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1998         1997          1996
SERIES 5                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 2,744,515   $ 2,652,154   $ 2,490,991
  Investment properties, net         30,448,363    31,679,751    32,973,118
  Other assets                            2,552         2,552         1,056
                                   ------------  ------------  ------------
    Total assets                    $33,195,430   $34,334,457   $35,465,165
                                   ============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities                   772,090       785,847       814,225
  Long-term debt                     32,747,276    32,829,165    32,902,094
                                   ------------  ------------  ------------
    Total liabilities                33,519,366    33,615,012    33,716,319
                                   ------------  ------------  ------------
Partners' equity
  Limited Partner                      (216,969)      788,433     1,770,278
  General Partners                     (106,967)      (68,988)      (21,432)
                                    -----------  ------------  ------------
    Total Partners' equity             (323,936)      719,445     1,748,846
                                    -----------  ------------  ------------
    Total liabilities and
partners' equity                    $33,195,430   $34,334,457   $35,465,165
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 5,629,872   $ 5,570,816   $ 5,464,443
Expenses:
  Operating expenses                  2,521,833     2,413,360     2,241,929
  Interest expense                    2,785,745     2,787,267     2,788,862
  Depreciation and amortization       1,312,998     1,331,686     1,380,487
                                   ------------  ------------  ------------
    Total expenses                    6,620,576     6,532,313     6,411,278

      Net loss                      $  (990,704)  $  (961,497)  $  (946,835)
                                   ============  ============  ============
Other partners' share of net loss        (9,907)       (9,615)       (9,469)
                                   ============  ============  ============
Partnerships' share of net loss        (980,797)     (951,882)     (937,366)

Suspended losses                        680,755       223,153        25,401
                                    -----------  ------------  ------------
Equity in Losses of Project
Partnerships                        $  (300,042)  $  (728,729)  $  (911,965)
                                   ============  ============  ============


As of December 31, 1998, the largest Project Partnership constituted 8.0% and 7.7%, and as of December 31, 1997 the largest Project Partnership constituted 7.9% and 7.5% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1998         1997          1996
SERIES 6                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 3,052,306   $ 2,895,432   $ 2,723,043
  Investment properties, net         34,406,433    35,729,386    37,084,577
  Other assets                           21,638        12,783        16,953
                                   ------------  ------------  ------------
    Total assets                    $37,480,377   $38,637,601   $39,824,573
                                   ============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities                   816,353       794,495       905,627
  Long-term debt                     35,619,894    35,743,123    35,857,657
                                   ------------  ------------  ------------
    Total liabilities                36,436,247    36,537,618    36,763,284
                                   ------------  ------------  ------------
Partners' equity
  Limited Partner                     1,248,290     2,262,748     3,184,723
  General Partners                     (204,160)     (162,765)     (123,434)
                                   ------------  ------------  ------------
    Total Partners' equity            1,044,130     2,099,983     3,061,289
                                   ------------  ------------  ------------
    Total liabilities and
partners' equity                    $37,480,377   $38,637,601   $39,824,573
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 5,796,738   $ 5,816,156   $ 5,752,444
Expenses:
  Operating expenses                  2,473,136     2,338,842     2,230,157
  Interest expense                    2,902,662     2,902,564     2,938,880
  Depreciation and amortization       1,414,757     1,474,599     1,477,003
                                   ------------  ------------  ------------
    Total expenses                    6,790,555     6,716,005     6,646,040

      Net loss                      $  (993,817)  $  (899,849)  $  (893,596)
                                   ============  ============  ============
Other partners' share of net loss       (11,906)       (8,998)      (10,408)
                                   ============  ============  ============
Partnerships' share of net loss        (981,911)     (890,851)     (883,188)

Suspended losses                        380,506       128,928        77,878
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                        $  (601,405)  $  (761,923)  $  (805,310)
                                   ============  ============  ============


As of December 31, 1998, the largest Project Partnership constituted 7.0% and 6.0%, and as of December 31, 1997 the largest Project Partnership constituted 7.0% and 6.5% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                              DECEMBER 31,
                                   1998           1997            1996
TOTAL SERIES 2 - 6                 ----           ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                $ 11,976,504    $ 11,341,969   $ 10,755,220
  Investment properties, net     127,993,543     133,270,812    138,699,597
  Other assets                       265,310         243,301        253,616
                              --------------   -------------  -------------
    Total assets                $140,235,357    $144,856,082   $149,708,433
                              ==============   =============  =============
Liabilities and Partners'
Equity:                            3,186,726       3,090,799      3,277,187
  Current liabilities            139,761,684     140,141,688    140,491,560
  Long-term debt              --------------   -------------  -------------
                                 142,948,410     143,232,487    143,768,747
    Total liabilities         --------------   -------------  -------------

Partners' equity
  Limited Partner                 (2,885,489)      1,271,501      5,416,707
  General Partners                   172,436         352,094        522,979
                              --------------   -------------  -------------
    Total Partners' equity        (2,713,053)      1,623,595      5,939,686
                              --------------   -------------  -------------
    Total liabilities and
partners' equity                $140,235,357    $144,856,082   $149,708,433
                               =============   =============  =============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income          $23,947,233    $ 23,769,790   $ 23,451,458
Expenses:
  Operating expenses              10,344,079      10,050,462      9,367,208
  Interest expense                12,108,007      12,059,499     12,174,784
  Depreciation and
amortization                       5,577,544       5,725,811      5,766,886
                                ------------   -------------  -------------
    Total expenses                28,029,630      27,835,772     27,308,878

      Net loss                  $ (4,082,397)   $ (4,065,982)  $ (3,857,420)
                               =============   =============  =============
Other partners' share of net
loss                                 (47,075)        (40,660)       (29,636)

Partnerships' share of net        (4,035,322)     (4,025,322)    (3,827,784)
loss
                                   2,692,237       1,626,204        662,303
Suspended losses               -------------   -------------  -------------

Equity in Losses of Project     $ (1,343,085)   $ (2,399,118)  $ (3,165,481)
Partnerships                   =============   =============  =============


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS(continued):

    The  Partnership's  equity  by  Series  as  reflected  by  the  Project
Partnerships differs from the Partnership's Investments in Project Partnerships before acquisition fees and expenses and amortization by Series primarily because of suspended losses on the Partnerships books and differences in the accounting treatment of miscellaneous items.

  By Series these differences are as follows:

                            Equity Per Project
                               Partnership          Equity Per Partnership
                         ------------------------   ----------------------
                Series 2             $(1,105,102)               $    17,342
                Series 3              (2,052,234)                  (194,754)
                Series 4                (759,474)                   217,343
                Series 5                (216,969)                   610,358
                Series 6               1,248,290                  1,825,335


NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1999           1998            1997
SERIES 2                           ----           ----            ----
Net Loss per Financial
Statements                      $  (221,305)   $  (337,693)    $  (582,633)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (665,541)      (532,154)       (260,440)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end        37,811         (1,093)         (1,569)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               31,029         34,574          35,831
  Amortization Expense                5,270            536           4,458
  Other Adjustments                  (3,839)             0               0
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $  (816,575)   $  (835,830)    $  (804,353)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1998           1997            1996
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                     $ 1,030,466    $ 1,031,430     $ 1,031,197
                                 ===========    ===========    ============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1999           1998            1997
SERIES 3                           ----           ----            ----
Net Loss per Financial
Statements                      $  (187,324)   $  (221,508)    $  (341,282)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (559,823)      (509,467)       (401,234)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end        53,171        (25,303)          5,884

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               13,609         21,359          23,595
  Amortization Expense                9,979         (3,784)         (6,985)
  Other Adjustments                 (34,964)             0               0
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $  (705,352)   $  (738,703)    $  (720,022)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1998           1997            1996
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                     $   904,132    $   969,244     $   972,146
                                 ===========    ===========    ============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:


                                   1999           1998            1997
SERIES 4                           ----           ----            ----
Net Loss per Financial
Statements                      $  (348,671)   $  (485,415)    $  (696,010)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (611,767)      (549,870)       (289,799)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end        68,041          6,099          (1,830)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               32,527         33,247          34,607
  Amortization Expense               13,104         (5,963)          2,340
Other Adjustments                    (4,384)             0               0
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $  (851,150)   $(1,001,902)    $  (950,692)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1998           1997            1996
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                     $ 1,177,677    $ 1,177,677     $ 1,177,678
                                 ===========    ===========    ============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1999           1998            1997
SERIES 5                           ----           ----            ----
Net Loss per Financial
Statements                      $  (403,555)   $  (813,502)    $  (997,362)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (828,115)      (341,766)       (137,165)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end        12,889           (355)           (330)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               34,182         36,068          36,383
  Amortization Expense               14,276          9,911          12,854
  Other Adjustments                  (3,133)             0               0
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(1,173,456)   $(1,109,644)    $(1,085,620)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1998           1997            1996
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                     $ 1,432,378    $ 1,432,378     $ 1,433,003
                                 ===========    ===========    ============

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1999           1998            1997
SERIES 6                           ----           ----            ----
Net Loss per Financial
Statements                      $  (701,324)   $  (870,137)    $  (915,827)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (642,061)      (331,643)       (292,116)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end        (9,368)        (4,171)            319

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               47,319         47,356          53,770
  Amortization Expense               17,305         21,592          22,377
  Other Adjustments                  (1,325)             0               0
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(1,287,454)   $(1,137,003)    $(1,131,477)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1998           1997            1996
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits                     $ 1,689,792    $ 1,689,263     $ 1,688,064
                                 ===========    ===========    ============


NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   1999           1998            1997
TOTAL SERIES 2 - 6                 ----           ----            ----
Net Loss per Financial
Statements                      $(1,862,179)   $(2,728,255)    $(3,533,114)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes               (3,307,307)    (2,264,900)     (1,380,754)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end       164,544        (24,823)          2,474

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee              158,666        172,604         184,186
  Amortization Expense               59,934         22,292          35,044
  Other Adjustments                 (47,645)             0               0
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(4,833,987)   $(4,823,082)    $(4,692,164)
                                ============   ============    ============

The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $2,034,000 higher for Series 2, $1,811,000 higher for Series 3, $2,409,000 higher for Series 4, $1,880,000 higher for Series 5 and $1,955,000 higher for Series 6 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

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

January 20, 1998

Hill, Barth & King, Inc.
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Springwood Apartments
Westfield, New York

We have audited the accompanying balance sheet of Springwood Apartments Limited Partnership, (A Limited Partnership), as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Springwood Apartments Limited Partnership for the year ended December 31, 1997 were audited by Vincent & Voss, CPAs whose report dated January 20, 1998 expressed an unqualified opinion on those statements. Vincent & Voss, CPAs was merged into Hill, Barth & King, Inc. on January 1, 1999.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements for the year ended December 31, 1998 referred to above present fairly, in all material respects, the financial position of Springwood Apartments Limited Partnership, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 29, 1999 on our consideration of Springwood
Apartments Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.


/s/ Hill, Barth & King, Inc.
Certified Public Accountants

January 29,1999

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

January 28, 1998

Hill, Barth & Kking, Inc.
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Cherrytree Apartments
Albion, Pennsylvania

We have audited the accompanying balance sheet of Cherrytree Apartments Limited Partnership (A Limited Partnership), as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cherrytree Apartments Limited Partnership for the year ended December 31, 1997 were audited by Vincent & Voss, CPAs whose report dated January 28, 1998 expressed an unqualified opinion on those statements. Vincent & Voss, CPAs was merged into Hill, Barth & King, Inc. on January 1, 1999.

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

In our opinion, the financial statements for the year ended December 31, 1998 referred to above present fairly, in all material respects, the financial position of Cherrytree Apartments Limited Partnership, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 28, 1999 on our consideration of Cherrytree
Apartments Limited Partnership internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grants.


/s/ Hill, Barth & King, Inc.
Certified Public Accountants

January 28, 1999

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


/s/ Vincent & Voss

January 28, 1998

Hill, Barth & King, Inc.
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Wynnwood Commons Associates
Fairchance, Pennsylvania

We have audited the accompanying balance sheet of Wynnwood Commons Associates, (A Limited Partnership), as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wynnwood Commons Associates for the year ended December 31, 1997 were audited by Vincent & Voss, CPAs whose report dated January 28, 1998 expressed an unqualified opinion on those statements. Vincent & Voss, CPAs was merged into Hill, Barth & King, Inc. on January 1, 1999.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements for the year ended December 31, 1998 referred to above present fairly, in all material respects, the financial position of Wynnwood Common Associates, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued report dated January 18, 1999 on our consideration of Wynnwood Commons Associates internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grants.


/s/ Hill, Barth & King, Inc.
Certified Public Accountants

January 18, 1999

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


/s/ Vincent & Voss

January 27, 1998

Hill, Barth & King, Inc.
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Stony Creek Commons
Hooversville, Pennsylvania

We have audited the accompanying balance sheet of Stony Creek Commons (A Limited Partnership), as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Stony Creek Commons for the year ended December 31, 1997 were audited by Vincent & Voss, CPAs whose report dated January 27, 1998 expressed an unqualified opinion on those statements. Vincent & Voss, CPAs was merged into Hill, Barth & King, Inc. on January 1, 1999.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements for the year ended December 31, 1998 referred to above present fairly, in all material respects, the financial position of Stony Creek Commons Limited Partnership, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 1999 on our consideration of Stony Creek Commons Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.


/s/ Hill, Barth & King, Inc.
Certified Public Accountants

January 26, 1999

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Richland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Richland Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1848044, as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richland Elderly Housing, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of the Richland Elderly Housing, Ltd.'s internal control structure and a report dated January 15, 1999 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Pearson Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Pearson Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1848042, as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pearson Elderly Housing, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of the Pearson Elderly Housing, Ltd.'s internal control structure and a report dated January 15, 1999 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Lake Park Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lake Park Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1844429, as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Park Apartments, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of the Lake Park Apartments, Ltd.'s internal control structure and a report dated January 15, 1999 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Lakeland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lakeland Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1898054, as of December 31, 1998 and 1997, and the related statements of income, partners' equity and (equity) cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Elderly Housing, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of the Lakeland Elderly Housing, Ltd.'s internal control structure and a report dated January 15, 1999 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999

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


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Woodland Terrace Apartments, Ltd.

We have audited the accompanying balance sheets of WOODLAND TERRACE APARTMENTS, LTD. (a limited partnership), Project No. 58-1854412 as of December 31, 1998, and the related statements of income and expenses, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of WOODLAND TERRACE APARTMENTS, LTD., for the year ended December 31, 1997, were audited by other auditors whose report dated January 21, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1999 on our consideration of WOODLAND TERRACE APARTMENTS, LTD.'s (a limited partnership) internal control and a report dated February 8, 1999 on its compliance with laws and regulations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOODLAND TERRACE APARTMENTS, LTD. (a limited partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Habif, Arogeti & Wynne, P.C.
Certified Public Accountants
Atlanta, Georgia

February 8, 1999

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


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21 1998











Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, Georgia  30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Manchester Housing, Ltd.

We have audited the accompanying balance sheet of MANCHESTER HOUSING, LTD. (a limited partnership), Project No. 58-1845215 as of December 31, 1998, and the related statements of income, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of MANCHESTER HOUSING, LTD. as of December 31, 1997, were audited by other auditors whose report dated January 21, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANCHESTER HOUSING, LTD. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1999 on our consideration of MANCHESTER HOUSING, LTD.'s internal control and a report dated February 8, 1999 on its compliance with laws and regulations.


/s/ Habif, Arogeti & Wynne, P.C.
Certified Public Accountants
Atlanta, Georgia

February 8, 1999

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Heritage Villas, L.P.
McRae, Georgia

We have audited the accompanying balance sheets of Heritage Villas, L.P. (a limited partnership), Federal ID #: 58-1898056, as of December 31, 1998 and 1997, and the related statements of income, partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Villas, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 1999 on our consideration of Heritage Villas, L.P.'s internal control structure and its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

February 11, 1999

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


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21 1998

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Crisp Properties, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheet of CRISP PROPERTIES, L.P. (a limited partnership), Project No. 58-1752804 as of December 31, 1998, and the related statements of income and expenses, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CRISP PROPERTIES, L.P. as of December 31, 1997 were audited by other auditors whose report dated January 21, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRISP PROPERTIES, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1999 on our consideration of the CRISP PROPERTIES, L.P.'s internal control and a report dated February 8, 1999 on its compliance with laws and regulations.


/s/ Habif, Arogeti & Wynne, P.C.
Certified Public Accountants
Atlanta, Georgia

February 8, 1999

Goddard, Henderson, Godbee & Nichols, P.C.
3488 North Valdosta Road
Valdosta, GA 31604
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Blackshear Apartments, L.P., Phase II
Valdosta, Georgia

We have audited the accompanying balance sheets of Blackshear Apartments, L.P., Phase II (A Limited Partnership), Federal ID No.: 58-1925616, as of December 31, 1997 and 1996 and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ Goddard, Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 21, 1998


Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Blackshear Apartments, L.P., Phase II


We have audited the accompanying balance sheet of BLACKSHEAR APARTMENTS, L.P., PHASE II (a limited partnership), Project No. 58-1925616 as of December 31, 1998, and the related statements of income, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of BLACKSHEAR APARTMENTS, L.P., PHASE II, as of December 31, 1997 were audited by other auditors whose report dated January 21, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLACKSHEAR APARTMENTS, L.P., PHASE II (a limited partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1999 on our consideration of BLACKSHEAR
APARTMENTS, L.P., PHASE II'S (a limited partnership) internal control and a report dated February 8, 1999 on it's compliance with laws and regulations.


/s/ Habif, Arogeti & Wynne, P.C.
Certified Public Accountants
Atlanta, Georgia

February 8, 1999

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Crawford Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Crawford Rental Housing, L.P. (a limited partnership), Federal ID No.: 58-1850761, as of December 31, 1998 and 1997, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crawford Rental Housing, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of Crawford Rental Housing, L.P.'s internal control structure and a report dated January 15, 1999 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999


Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Shellman Housing, L.P.
(A Limited Partnership)
Valdosta, Georgia

We have audited the accompanying balance sheets of Shellman Housing, L.P. (a limted partnership), Federal ID No.: 58-1917615, as of December 31, 1998 and 1997, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shellman Housing L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of the Shellman Housing L.P.'s internal control structure and a report dated January 15, 1998 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999


Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Greensboro Properties, L.P., Phase II
Valdosta, Georgia

We have audited the accompanying balance sheets of Greensboro Properties, L.P., Phase II (a limited partnership), Federal ID No. 58-1915804 as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greensboro Properties, L.P., Phase II as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of the Greensboro Properties, L.P., Phase II's internal control structure and a report dated January 15, 1999 on it's compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15, 1999


Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Dawson Elderly, L.P.
Dawson, Georgia

We have audited the accompanying balance sheet of Dawson Elderly, L.P. (a limited partnership), Federal ID No.: 58-1966658 as of December 31, 1998 and
1997, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Elderly, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 15, 1999, on our consideration of Dawson Elderly, L.P.'s internal control structure and a report dated January 15, 1999, on it's compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 15,1999

Habif, Arogeti & Wynne, P.C.
1073 West Peachtree Street, N.E.
Atlanta, GA 30367-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Piedmont Development Company
of Lamar County, Ltd., L.P.

We have audited the accompanying balance sheets of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD., L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and the U.S. Department of Agriculture Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD., L.P. as of December 31, 1998 and 1997, and the results of its operations, its partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 1999 on our consideration of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD., L.P.'s internal control and a report dated February 27, 1999 on its compliance with laws and regulations.


/s/ Habif, Arogeti & Wynne, P.C.
Atlanta, Georgia

February 27, 1999

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Sylacauga Heritage Apartments Ltd.
Sylacauga, AL

We have audited the accompanying balance sheets of Sylacauga Heritage Apartments, Ltd., a limited partnership, RHS Project No.: 01-061-631025601 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Heritage Apartments, Ltd., RHS Project No.: 01-061-631025601 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 1999 on our consideration of Sylacauga Heritage Apartments, Ltd., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama

February 23, 1999

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE:  504-837-0770
FAX:  504-837-7102

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
LOGANSPORT SENIORS APARTMENTS

We have audited the accompanying balance sheets of LOGANSPORT SENIORS APARTMENTS, RHS PROJECT NO. 22-016-721126743 as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOGANSPORT SENIORS APARTMENTS, as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming and opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 1999 on our consideration of Logansport Seniors Apartment's internal control and a report dated March 2, 1999 on its compliance with laws and regulations applicable to the financial statements.


/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants
March 2, 1999

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


/s/ Cole, Evans & Peterson

February 4, 1998

Little & Company
1111 N. 19th St.-P.O. Box 2485
Monroe,  LA  71201
PHONE:  318-323-1717
FAX:  318-322-5121

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------


Tarpon Heights Apartments,
A Louisiana Partnership in Commendam
Mansfield, Louisiana


We have audited the accompanying balance sheet of Tarpon Heights Apartments, A Louisiana Partnership in Commendam (the Partnership) as of December 31, 1998 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tarpon Heights Apartments as of December 31, 1997 were audited by other auditors whose report dated February 4, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the Standards for Financial and Compliance Audits contained in
Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tarpon Heights Apartments, A Louisiana Partnership in Commendam, as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 5, 1999, on our consideration of Tarpon Height
Apartments, A Louisiana Partnership in Commendam's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the financial statements of Tarpon Heights Apartments, A Louisiana Partnership in Commendam. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Little & Company
Certified Public Accountants

Monroe, Louisiana
March 5, 1999

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE:  504-837-0770
FAX:  504-837-7102

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
THE OAKS APARTMENTS

We have audited the accompanying balance sheets of THE OAKS APARTMENTS, RHS PROJECT NO. 22-002-721144868 as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE OAKS APARTMENTS as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 1, 1999 on our consideration of THE OAKS APARTMENTS's internal control and a report dated March 1, 1999 on its compliance with laws and regulations applicable to the financial statements.


/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
March 1, 1999

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


/s/ Cole, Evans & Peterson

February 4, 1998

Little & Company
1111 N. 19th St.-P.O. Box 2485
Monroe, LA 71201
PHONE:  318-323-1717
FAX:  318-322-5121

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

Sonora Seniors Apartments, Ltd.
Mansfield, Louisiana


We have audited the accompanying balance sheets of Sonora Seniors Apartments, Ltd. (the Partnership) as of December 31, 1998 and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sonora Seniors Apartments, Ltd. as of December 31, 1997 were audited by other auditors whose report dated February 4, 1998, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards and the Standards for Financial and Compliance Audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonora Seniors Apartments, Ltd. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 5, 1999, on our consideration of Sonora Seniors Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the financial statements of Sonora Seniors Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ Little & Company
Certified Public Accountants

Monroe, Louisiana
March 5, 1999

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE:  504-837-0770
FAX:  504-837-7102

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
FREDERICKSBURG SENIORS APARTMENTS, LTD.


We have audited the accompanying balance sheets of FREDERICKSBURG SENIORS APARTMENTS, LTD., RHS PROJECT NO. 49-086-721150308 as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FREDERICKSBURG SENIORS APARTMENTS, LTD. as of December 31, 1998 and 1997 and the results of its operations, changes in partners equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on th basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 1999 on our consideration of FREDERICKSBURG SENIORS APARTMENTS, LTD.'s internal control and a report dated February 22, 1999 on its compliance with laws and regulations applicable to the financial statements.


/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 22, 1999

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE:  504-837-0770
FAX:  504-837-7102

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
BRACKETTVILLE SENIORS APARTMENTS, LTD.


We have audited the accompanying balance sheets of BRACKETTVILLE SENIORS APARTMENTS, LTD., RHS PROJECT NO. 50-036-721150307 as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRACKETTVILLE SENIORS APARTMENTS, LTD. as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1999 on our consideration of BRACKETTVILLE SENIORS APARTMENTS, LTD.'s internal control and a report dated February 9, 1999 on its compliance with laws and regulations applicable to the financial statements.


/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 9, 1999

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


/s/ Cole, Evans & Peterson

February 3, 1998


Little & Company
1111 N. 19th St.-P.O. Box 2485
Monroe, LA 71201
PHONE:  318-323-1717
FAX:  318-322-5121

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

Timpson Seniors Apartments, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheet of, Timpson Seniors Apartments, Ltd. as of December 31, 1998 and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Timpson Seniors Apartments, Ltd. as of December 31, 1997 were audited by other auditors whose report dated February 3, 1998, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards and the Standards for Financial and Compliance Audits contained in
Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timpson Seniors Apartments, Ltd., as of December 31, 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 5, 1999, on our consideration of Timpson Seniors Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the financial statements of Timpson Seniors Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Little & Company
Certified Public Accountants

Monroe, Louisiana
March 5, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  888-452-7543
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Charleston Properties, A Limited Partnership
D/B/A Wingate Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of CHARLESTON PROPERTIES, A LIMITED PARTNERSHIP, D/B/A WINGATE APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CHARLESTON PROPERTIES, A LIMITED PARTNERSHIP, D/B/A WINGATE APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 18, 1999, on our consideration of the Partnerships's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 18, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  888-452-7543
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Sallisaw Properties II, A Limited Partnership
D/B/A Mayfair Place II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SALLISAW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE II APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SALLISAW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE II APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 18, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 19, 1998


Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  888-452-7543
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Pocola Properties, A Limited Partnership
D/B/A North Gate Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of POCOLA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A NORTH GATE APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POCOLA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A NORTH GATE APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 8, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  888-452-7543
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Poteau Properties II, A Limited Partnership
D/B/A North Pointe Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of POTEAU PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A NORTH POINTE APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POTEAU PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A NORTH POINTE APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 18, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 18, 1999


Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  888-452-7543
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Nowata Properties, A Limited Partnership
D/B/A Cross Creek II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of NOWATA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A CROSS CREEK II APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NOWATA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A CROSS CREEK II APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 8, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 8, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  888-452-7543
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Sallisaw Properties , A Limited Partnership
D/B/A Mayfair Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SALLISAW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SALLISAW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of n its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 8, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 729032079
PHONE:  888-452-7543
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Roland Properties II, A Limited Partnership
D/B/A Woodland Hills II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of ROLAND PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A WOODLAND HILLS II APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLAND PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A WOODLAND HILLS II APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 8, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  888-452-7543
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Stilwell Properties, A Limited Partnership
D/B/A Skywood Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of STILWELL PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SKYWOOD APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STILWELL PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SKYWOOD APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 8, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  888-452-7543
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Stilwell Properties II, A Limited Partnership
D/B/A Skywood II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of STILWELL PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A SKYWOOD II APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STILWELL PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A SKYWOOD II APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountant

February 8, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  888-452-7543
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Westville Properties, A Limited Partnership
D/B/A Greystone Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of WESTVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A GREYSTONE PLACE APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WESTVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A GREYSTONE PLACE APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 8, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  888-452-7543
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Mill Creek Properties V, A Limited Partnership
D/B/A Mill Creek Apartments V
Fort Smith, Arkansas

We have audited the accompanying balance sheets of MILL CREEK PROPERTIES V, A LIMITED PARTNERSHIP, D/B/A MILL CREEK APARTMENTS V as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MILL CREEK PROPERTIES V, A LIMITED PARTNERSHIP, D/B/A MILL CREEK APARTMENTS V as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 8, 1999

Baird, Kurtz, & Dobson CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  888-452-7543
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Parsons Properties, A Limited Partnership
D/B/A Silver Stone Place
Fort Smith, Arkansas

We have audited the accompanying balance sheets of PARSONS PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SILVER STONE PLACE as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PARSONS PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SILVER STONE PLACE as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson CPA
Certified Public Accountants

February 8, 1999

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Inverness Club, Ltd., L.P.
(A Georgia Limited Partnership)
Valdosta,  Georgia

We have audited the accompanying balance sheets of Inverness Club, Ltd., L.P. (A Georgia Limited Partnership), FmHA Project No.: 09-009-581808620, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inverness Club, Ltd., L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1999 on our consideration of Inverness Club, Ltd., L.P.'s internal control structure and a report dated January 22, 1999 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 22, 1999

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


/s/ Reznick, Fedder & Silverman
Certified Public Accountants
Atlanta, Georgia

January 22, 1998

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Carrollton Club, Ltd., L.P.
(A Georgia Limited Partnership)
Valdosta, Georgia

We have audited the accompanying balance sheet of Carrollton Club, Ltd., L.P., (A Georgia Limited Partnership), FmHA Project No.: 10-22-58188314, as of December 31, 1998, and the related statements of operations, changes in partners' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Carrollton Club, Ltd., L.P. as of December 31, 1997 were audited by other auditors whose report dated January 22, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Club, Ltd., L.P., as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1999 on our consideration of Carrollton Club, Ltd., L.P.'s internal control structure and a report dated January 19, 1999 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 19, 1999

Grana & Teibel, CPAs, P.C.
300 Corporate Pkwy., Suite 116 N.
Amherst, NY 14226
PHONE:  716-862-4270
FAX:  716-862-0007

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To The Partners of
Lewiston Limited Partnership
Case No. 37-032-161349932
and
RD Housing Director
166 Washington Avenue
Batavia, New York 14020

We have audited the accompanying balance sheets of Lewiston Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewiston Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999, on our consideration of Lewiston Limited Partnership's internal control structure and a report dated January 15, 1999 on its compliance with laws and regulations.


/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants

January 15, 1999

VanRheenen, Miller & Rose, P.L.L.C.
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Lancaster House, An Arkansas Limited Partnership
D/B/A Pebble Creek Apartments
321 East 4th Street
Mountain Home,  AR  72653

We have audited the accompanying financial statements of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 1998 and 1997, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1999 on our consideration of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ VanRheenen, Miller & Rose, P.L.L.C.
Certified Public Accountants

February 5, 1999

Leavitt, Christensen & Co.
9100 W. Blackeagle Dr.
Boise, ID 83709
PHONE:  208-322-6769
FAX:  208-322-7307

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Managing General Partner
Haines Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Haines Associates Limited Partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the Rural Development Audit Program issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haines Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 10, 1999 on our consideration of Haines Associates Limited Partnership's internal control and on its compliance with laws and regulations.

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

/s/ Leavitt, Christensen & Co.
Certified Public Accountants
February 10, 1999

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


/s/ Oscar N. Harris Associates, P.A.
Certified Public Accountants

February 6, 1998

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Rd.-P.O. Box 19608
Greensboro, NC 27410 (27419)
PHONE:  336-294-4494
FAX:  336-547-0840

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners of
Woodcrest Associates of South Boston, Va., Ltd.
Charlotte, North Carolina

We have audited the accompanying balance sheet of Woodcrest Associates of South Boston, Va., Ltd.(a Virginia limited partnership) as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Woodcrest Associates of South Boston, Va., Ltd. as of December 31, 1997, were audited by other auditors whose report dated February 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcrest Associates of South Boston, Va., Ltd. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Bernard Robinson & Company, L.L.P.
Certified Public Accountants

Greensboro, North Carolina
February 5, 1999

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Norton Green Limited Partnership

I have audited the accompanying balance sheets of Norton Green Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture,
Farmers Home Administration Audit Program.   Those standards require that I
plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norton Green Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 10, 1999 on my consideration of Norton Green Limited Partnership's internal control and a report dated March 10, 1999 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

March 10, 1999

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Jonesville Manor Limited Partnership

I have audited the accompanying balance sheets of Jonesville Manor Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jonesville Manor Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 10, 1999 on my consideration of Jonesville Manor Limited Partnership's internal control and a report dated March 10, 1999 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

March 10, 1999

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Blacksburg Terrace Limited Partnership

I have audited the Supplemental balance sheets of Blacksburg Terrace Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blacksburg Terrace Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 8, 1999 on my consideration of Blacksburg Terrace Limited Partnership's internal control and a report dated March 8, 1999 on its compliance with laws and regulations applicable to the financial statements.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

March 8, 1999

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Newport Village Limited Partnership

I have audited the accompanying balance sheets of Newport Village Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Village Limited Partnership of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 10, 1999 on my consideration of Newport Village Limited Partnership's internal control and a report dated March 10, 19999 on itsts compliance with laws and regulations applicable to the financial statements


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

March 10, 1999

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Zapata Housing, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Zapata Housing, Ltd.-(A Texas Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Generally Accepted Auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zapata Housing, Ltd.- (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 1999, on our consideration of the internal control structure of Zapata Housing, Ltd.- (A Texas Limited Partnership) and a report dated January 14, 1999, on its compliance with laws and regulations.


/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 14, 1999

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 302
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sinton Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Sinton Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinton Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1999, on our consideration of the internal control structure of Sinton Retirement, Ltd.- (A Texas Limited Partnership) and a report dated January 20, 1999, on its compliance with laws and regulations.


/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 20, 1999

Gubler and Carter, P.C.
7001 South 900 East, Suite 240
Midvale, UT 84047
PHONE:  801-566-5866
FAX:  801-561-8693

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
TO THE PARTNERS
SMITHFIELD GREENBRIAR LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Smithfield Greenbriar Limited Partnership, as of December 31, 1998 and 1997 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Smithfield Greenbriar Limited Partnership, as of December 31, 1998 and 1997 and the results of its operations, changes in partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 6, 1999 on our consideration of Smithfield
Greenbriar Limited Partnership's internal control and on its compliance with laws and regulations.

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

/s/ Gubler and Carter, P.C.
Certified Public Accountants
Salt Lake City, Utah
February 6, 1999

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Mountain Crest Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Mountain Crest Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Crest Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 16, 1999, on our consideration of Mountain Crest Limited Partnership's internal controls and compliance with laws and regulations.

The partnership's tax returns have been filed allowing the partners to claim a benefit of a low income housing tax credit. Because the compliance and qualification standards of the low income tax housing tax credit are not related to the interest credit agreement and loan agreement, and because the low income housing tax credit related to income taxes which are the responsibility of each individual partner, the scope of our audit was not designed or intended to audit the partnerships compliance with the low income housing tax credit laws. Accordingly, our audit cannot be relied upon to give assurance with regard to the partnerships compliance with any of the low income housing tax credit laws.


/s/  Roger Clubb
Simmons and Clubb
Certified Public Accountants

Boise, Idaho
February 16, 1999

Berberich Trahan & Co., P.A.
800 S.W. Jackson St., Suite 1300
Topeka, KS 66612-1268
PHONE:  785-234-3427
FAX:  785-233-1768

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Eudora Senior Housing, L.P.

We have audited the accompanying balance sheets of Eudora Senior Housing, L.P., RHS Project No. 18-023-481065040, D/B/A Pinecrest Apartments II (Partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eudora Senior Housing, L.P., RHS Project No. 18-023-481065040, as of December 31, 1998 and 1997,
and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1999 on our consideration of Eudora Senior Housing, L.P.I's internal control and a report dated January 25, 1999 on its compliance with laws and regulations applicable to the financial statements.


Berberich Trahan & Co., P.A.
Certified Public Accountants

Topeka, Kansas
January 25, 1999
Audit Principal: Virginia A. Powell
IA Federal ID Number: 48-1066439

Baird, Kurtz & Dobson, CPA
5000 Rogers Avenue, Suite 700
Ft. Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Spring Hill Housing, L.P., A Limited Partnership
D/B/A Spring Hill Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SPRING HILL HOUSING, L.P., A LIMITED PARTNERSHIP, D/B/A SPRING HILL APARTMENTS as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPRING HILL HOUSING, L.P., A LIMITED PARTNERSHIP, D/B/A SPRING HILL APARTMENTS as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 18, 1999, on our consideration of the internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird Kurtz & Dobson CPA
Certified Public Accountants

February 18, 1999

Eide Bailly LLP
100 N. Phillips, Ste.800-P.O. Box 5126
Sioux Falls, SD 57717-5126
PHONE:  605-339-1999
FAX:  605-339-1306

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Sunchase II, Ltd.
Watertown, South Dakota

We have audited the accompanying balance sheets of Sunchase II, Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunchase II, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Sunchase II, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1999 on our consideration of Sunchase II, Ltd.'s internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
February 9, 1999

Eide Bailly LLP
100 N.Phillips, Ste.800-P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Courtyard, Ltd.
Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 14 and 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1999 on our consideration of Courtyard, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
January 29, 1999

Eide Bailly LLP
100 N. Phillips, Ste.800-P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Sunrise, Ltd.
Yankton, South Dakota

We have audited the accompanying balance sheets of Sunrise Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Sunrise, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1999 on our consideration of Sunrise, Ltd.'s internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
February 8, 1999

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the General Partners of
Southwood, L.P.:

We have audited the accompanying balance sheets of Southwood, L.P. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 27, 1999, on the Partnership's compliance and internal control over financial reporting.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 27, 1999

Bob T. Robinson
2084 Dunbarton Drive
Jackson, MS 39216
PHONE:  601-982-3875
FAX:  601-982-3876

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of Hazlehurst Manor, L.P.
Hazlehurst, Mississippi

I have audited the accompanying balance sheets of Hazlehurst Manor L.P., (RD Case Number 28-015-640803081), as of December 31, 1998 and 1997, and
the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hazlehurst Manor, L.P., as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information, including separate reports on compliance with laws and regulations and on internal controls, is presented for the purposes of additional analysis and is not a required part of the financial statements of Hazlehurst Manor, L.P. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/s/ Bob T. Robinson
Certified Public Accountant

March 4, 1999

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Lakeshore Apartments Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore Apartments, Ltd., a limited partnership, RHS Project No.: 01-044-631014228 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on my audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore Apartments, Ltd., RHS Project No.: 01-044-631014228 as of December 31, 1998 and 1997,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1999 on our consideration of Lakeshore Apartments, Ltd., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Donald W. Causey & Associates, P.C.
Certified Public Accounta

Gadsden, Alabama
February 8, 1999

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Countrywood Apartments Ltd.
Centerville, Alabama

We have audited the accompanying balance sheets of Countrywood Apartments, Ltd., a limited partnership, RHS Project No.: 01-004-630943678 as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countrywood Apartments, Ltd., RHS Project No.: 01-004-630943678 as of December 31, 1998 and 1997,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1999 on our consideration of Countrywood
Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountant

Gadsden, Alabama
February 2, 1999

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Wildwood Apartments Ltd.
Pineville, Louisiana

We have audited the accompanying balance sheets of Wildwood Apartments, Ltd., a limited partnership, RHS Project No.: 22-040-630954515 as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Apartments, Ltd., RHS Project No.: 22-040-630954515 as of December 31, 1998 and 1997,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1999 on our consideration of Wildwood Apartments, Ltd.'s, internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 10, 1999

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Meadowcrest Apartments Ltd.
Luverne, Alabama

We have audited the accompanying balance sheets of Meadowcrest Apartments, Ltd., a limited partnership, RHS Project No.: 01-021-631047203 as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowcrest Apartments, Ltd., RHS Project No.: 01-021-631047203 as of December 31, 1998 and 1997,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1998 and 1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1999 on our consideration of Meadowcrest
Apartments, Ltd., internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 9, 1999

Turk & Giles, CPAs, P.C.
1823 East 20th - P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Seneca Apartments, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Seneca Apartments, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seneca Apartments, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 24, 1999 on our consideration of Seneca Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

Our audit was conducted for the purpose of forming an opinion the the basic financial statements taken as a whole. The Supplemental Letter on pages 14-16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 24, 1999

Turk & Giles, CPAs, P.C.
1823 East 20th - P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Carthage Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Carthage Seniors, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Seniors, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 24, 1999 on our consideration of Carthage Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 14-16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 24, 1999

Turk & Giles, CPAs, P.C.
1823 East 20th - P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Southwest City Apartments, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Southwest City Apartments, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest City Apartments, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 24, 1999 on our consideration of Southwest City Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 14-16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 24, 1999

Turk & Giles, CPAs, P.C.
1823 East 20th - P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Pineville Apartments, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Pineville Apartments, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pineville Apartments, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 24, 1999 on our consideration of Pineville
Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 14-16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 24, 1999

Turk & Giles, CPAs, P.C.
1823 East 20th - P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Monett Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Monett Seniors, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monett Seniors, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 24, 1999 on our consideration of Monett Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 14-16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 24, 1999

Turk & Giles, CPAs, P.C.
1823 East 20th - P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Columbus Seniors, L.P.
Joplin, Missouri 64804


We have audited the accompanying balance sheets of Columbus Seniors, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing Standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Seniors, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 24, 1999 on our consideration of Columbus Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

Our audit was conducted for the purpose of forming and opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 14-16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 24, 1999

Turk & Giles, CPAs, P.C.
1823 East 20th - P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Arma Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Arma Seniors, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration AUDIT PROGRAM. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arma Seniors, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 24, 1999 on our consideration of Arma Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 14-16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 24, 1999

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Yorkshire Retirement Village:

I have audited the accompanying balance sheet of Yorkshire Retirement Village, (an Oklahoma Limited Partnership) as of December 31, 1998 and 1997, and the related statement of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yorkshire Retirement Village as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements take as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information, The Schedule of Maintenance Expenses has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 17, 1999 on my consideration of Yorkshire Retirement Village's compliance and on internal control over financial reporting.

/s/ Suellen Doubet, CPA
Wagoner, OK  74467

March 17, 1999

Chester M. Kearney, CPA
12 Dyer Street
Presque Isle, ME 04769-1550
PHONE:  207-764-3171
FAX:  207-764-6362

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Rural Development Group
(d/b/a Ashland Estates
Caribou, Maine

To the Partners

We have audited the accompanying balance sheets of Rural Development Group, d/b/a Ashland Estates, (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Rural Development Group, d/b/a Ashland Estates as of December 31, 1998 and 1997, and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued report dated February 5, 1999 on our consideration of Rural Development Group, d/b/a Ashland Estates' internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.


/s/ Chester Kearney, CPA
Certified Publice Accountants

Presque Isle, Maine
February 5, 1999

Richard A. Strauss
1310 Lady Street
9th Floor, Keenan Building
Columbia, SC 29201
PHONE:  803-779-7472
FAX:  803-252-6171

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Scarlett Oaks Limited Partnership
Lexington, South Carolina

I have audited the accompanying balance sheet of Scarlett Oaks Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, expense and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Scarlett Oaks Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scarlett Oaks Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 4, 1999, on my consideration of Scarlett Oaks Limited Partnership's internal control and a report dated February 4, 1999 on its compliance with laws and regulations.

This report is intended for the information of management and the Department of Agriculture, Rural Development. However, this report is a matter of public record and its distribution is not limited.

Respectfully submitted,


/s/ Richard A. Strauss, CPA
Certified Public Accountants

Columbia, South Carolina
February 4, 1999

David G. Pelliccione, C.P.A., P.C.
329 Eisenhower Drive, Suite B-200
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Brooks Hill Apartments, L.P.

We have audited the accompanying balance sheets of BROOKS HILL APARTMENTS, L.P., as of December 31, 1998 and 1997 and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS HILL APARTMENTS, L.P., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 11, 1999 on our consideration of BROOKS HILL APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements of BROOKS HILL APARTMENTS, L.P., taken as a whole.
The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ David G. Pelliccione
Certified Public Accountants

Savannah, Georgia
February 11, 1999

K.B. Parrish & Company LLP
151 N. Delaware Street, Suite 1600
Indianapolis, IN 46204
PHONE:  317-269-2455
FAX:  317-269-2464

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Village Apartments of Seymour II, L.P.
(A Limited Partnership)

We have audited the balance sheets of Village Apartments of Seymour II, L.P. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partnership capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards and the audit program require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Apartments of Seymour II, L.P. at December 31, 1998 and 1997, and the results of its operations, changes in partnership capital (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of the partnership's internal control and a report dated January 15, 1999 on its compliance with laws and regulations.

Respectfully submitted,

/s/ K.B. Parrish & Company LLP
Certified Public Accountants

Indianapolis, Indiana
January 15, 1999

Scheiner, Mister & Grandizio, P.A.
1301 York Road,
Suite 705, Heaver Plaza
Lutherville, MD 21093
PHONE:  410-494-0885
FAX:  410-321-9024

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Frazer Elderly Limited Partnership
Reisterstown, Maryland

We have audited the accompanying balance sheets of Frazer Elderly Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frazer Elderly Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1999 on our consideration of the Partnership's internal control and a report dated January 13, 1999 on its compliance with laws and regulations.


/s/ Scheiner, Mister & Grandizio, P.A.
Certified Public Accountants

January 13, 1999

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


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio
January 16, 1998

Fentress, Dunbar & Brown, CPAs, LLC
6660 North High Street, Suite 3F
Worthington, OH 43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Bryan Senior Village Limited Partnership
DBA Plaza Senior Village Apartments
Mansfield, Ohio

We have audited the accompanying balance sheet of Bryan Senior Village Limited Partnership (a limited partnership), DBA Plaza Senior Village Apartments, Case No. 41-086-341561720, as of December 31, 1998, and the related income statement, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bryan Senior Village Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated January 16, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bryan Senior Village Limited Partnership, DBA Plaza Senior Village Apartments, Case No. 41-086-341561720, at December 31, 1998, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of Bryan Senior Village Limited Partnership's internal control and a report dated January 15, 1999, on its compliance with specific requirements applicable to Rural
Development Services programs.


/s/ Fentress, Dunbar & Brown, CPAs, LLC
Certified Public Accountants

Worthington, Ohio
January 15, 1999

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


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio
January 16, 1998

Fentress, Dunbar & Brown, CPAs, LLC
6660 North High Street, Suite 3F
Worthington, OH 43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Brubaker Square Limited Partnership
DBA Brubaker Square Apartments
Mansfield, Ohio

We have audited the accompanying balance sheet of Brubaker Square Limited Partnership (a limited partnership), DBA Brubaker Square Apartments, Case No. 41-092-341561718, as of December 31, 1998, and the related income statement, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Brubaker Square Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated January 16, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brubaker Square Limited Partnership, DBA Brubaker Square Apartments, Case No. 41-092-341561718, at December 31, 1998, and the results of its operations, changes in partners' equity (deficit),and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999, on our consideration of Brubaker Square Limited Partnership's internal control and a report dated January 15, 1999, on its compliance with specific requirements applicable to Rural
Development Services Programs.


/s/ Fentress, Dunbar & Brown, CPAs, LLC
Certified Public Accountants

Worthington, Ohio
January 15, 1999

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


/s/ Larry C. Stemen CPA & Associates
Certified Public Accountants
Columbus, Ohio
January 16, 1998

Fentress, Dunbar & Brown, CPAs, LLC
6660 North High Street, Suite 3F
Worthington, OH 43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Villa Allegra Limited Partnership
DBA Villa Allegra Apartments
Mansfield, Ohio

We have audited the accompanying balance sheet of Villa Allegra Limited Partnership (a limited partnership), DBA Villa Allegra Apartments, Case No. 41-054-341561716, as of December 31, 1998, and the related income statement, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Villa Allegra Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated January 16, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa Allegra Limited Partnership, DBA Villa Allegra Apartments, Case No. 41-054-341561716, at December 31, 1998, and the results of its operations, changes in partners' equity (deficit),and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999, on our consideration of Villa Allegra Limited Partnership's internal control and a report dated January 15, 1999, on its compliance with specific requirements applicable to Rural
Development Services Programs.


/s/ Fentress, Dunbar, & Brown, CPAs, LLC
Certified Public Accountants
Worthington, Ohio
January 15, 1999

Fentress, Dunbar, & Brown, CPAs, LLC
6660 North High Street, Suite 3F
Worthington, OH  43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Logan Place Limited Partnership
DBA Logan Place Apartments
Mansfield, Ohio

We have audited the accompanying balance sheets of Logan Place Limited Partnership (a limited partnership), DBA Logan Place Apartments, Case No. 41-037-341643639, as of December 31, 1998 and 1997, and the related income statement, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December, 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Place Limited Partnership, DBA Logan Place Apartments, Case No. 41-037-341643639, at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999, on our consideration of Logan Place Limited Partnership's internal control and a report dated January 15, 1999, on its compliance with specific requirements applicable to Rural Development Services Programs.

Worthington, Ohio
January 15, 1999

Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Flagler Beach Villas R.R.H., Ltd.

We have audited the accompanying basic financial statements of Flagler Beach Villas R.R.H., Ltd., as of and for the years ended December 31, 1998 and 1997, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Flagler Beach Villas R.R.H., Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 25, 1999 on our consideration of Flagler Beach Villas R.R.H., Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ Duggan, Joiner, Birkenmeyer, Stafford & Furman, PA
Certified Public Accountants
January 25, 1999

Smith, Lambright & Associates, P.C,
505 E. Tyler - P.O. Box 912
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Owners
Elkhart Apartments Limited
Athens, Texas 75751

We have audited the accompanying Balance Sheet of the Elkhart Apartments Limited as of December 31, 1998 and 1997, and the related Statements of Income and Expenses, Changes in Partners's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of the Elkhart Apartments Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and "U.S. Department of Agriculture, Farmers Home Administration-Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elkhart Apartments Limited as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 8, 1999 on our consideration of the Elkhart Apartments Limited's internal control over financial reporting and our tests of its compliance with certain laws, regulations, contracts and grants.

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

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants
March 8, 1999

Smith, Lambright & Associates, P.C.
505 E. Tyler - P.O. Box 912
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Owners
South Timber Ridge Apartments, Ltd.
Athens, Texas  75751

We have audited the accompanying Balance Sheet of South Timber Ridge Apartments, Ltd. as of December 31, 1998 and 1997, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of South Timber Ridge Apartments, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and "U.S. Department of Agriculture, Farmers Home Administration- Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Timber Ridge Apartments, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 19, 1999 on our consideration of South Timber Ridge Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain laws, regulations, contracts and grants.

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

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants
February 19, 1999

Smith, Lambright & Associates, P.C.
505 E. Tyler - P.O. Box 912
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Owners
Heritage Drive South, Limited
Athens, Texas  75751

We have audited the accompanying Balance Sheet of Heritage Drive South, Limited as of December 31, 1998 and 1997, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Heritage Drive South, Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the "U.S. Department of Agriculture, Farmers Home Administration- Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Drive South, Limited as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 2, 1999 on our consideration of Heritage Drive South, Limited's internal control over financial reporting and our tests of its compliance with certain laws, regulations, contracts and grants.

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

/s/ Smith, Lambright & Associates. P.C.
Certified Public Accountants
March 2, 1999

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  606-223-3095
FAX:  606-223-2143
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Goodwater Falls, Ltd.

We have audited the accompanying balance sheets of Goodwater Falls, Ltd., (a limited partnership) Case No. 20-067-621424606, as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodwater Falls, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 1999 on our consideration of Goodwater Falls, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ Miller, Mayer, Sullivan & Stevens, LLP
Certified Public Accountants
Lexington, Kentucky
February 5, 1999

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE  512-338-0044
FAX  512-338-5395

                         INDEPENDENT  AUDITORS'  REPORT
                         ----------------------------

To The Partners
Frankston Retirement, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Frankston Retirement Ltd.-(A Texas Limited Partnership) as of December 31, 1998 and 1997, and the related statement of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with Generally Accepted Auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Frankston Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999, on our consideration of the internal control structure of Frankston Retirement, Ltd. - (A Texas Limited Partnership) and a report dated January 15, 1999, on its compliance with laws and regulations.


Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 15, 1999

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX   78759
PHONE  512-338-0044
FAX  512-338-5395

                         INDEPENDENT  AUDITORS'  REPORT
                         -----------------------------

To The Partners
Wallis Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Wallis Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the related statement of income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Generally Accepted Auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Wallis Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1999, on our consideration of the internal control structure of Wallis Housing, Ltd. - (A Texas Limited Partnership) and a report dated January 16, 1999, on its compliance with laws and regulations.


Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 16, 1999

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin,  TX   78759
PHONE  512-338-0044
FAX  512-338-5395

                         INDEPENDENT AUDITORS' REPORT
                         -------------------------

To The Partners
Menard Retirement, Ltd. - (A Texas Limited Partnership)
Burnet,  Texas

We have audited the accompanying balance sheets of Menard Retirement, Ltd.
- (A Texas Limited Partnership) as of December 31, 1998 and 1997 and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with Generally Accepted Auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Menard Retirement, Ltd.
- (A Texas Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1999, on our consideration of the internal control structure of Menard Retirement, Ltd. - (A Texas Limited Partnership) and a report dated January 20, 1999, on its compliance with laws and regulations.


Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin,  Texas
January 20, 1999

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

  Ronald M. Diner, age 55, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

  J. Davenport Mosby, age 43, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

  Teresa L. Barnes, age 52, is a Vice President. Ms. Barnes is a Senior Vice President of Raymond James & Associates, Inc., which she joined in 1969.

  Sandra L. Furey, age 36, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Neither of the General Partners nor their directors and officers own any units of the outstanding securities of Gateway as of March 31, 1999.

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

 For the years ended March 31, 1999, 1998 and 1997 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

 Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                         1999               1998                1997
                         ----               ----                ----
Series 2                   $  68,648          $  68,773           $  68,889
Series 3                      63,479             63,645              63,792
Series 4                      77,989             78,133              78,270
Series 5                      96,461             96,663              96,844
Series 6                     106,815            107,120             107,403
                        ------------       ------------          ----------
Total                      $ 413,392          $ 414,334           $ 415,198
                        ============       ============          ==========


 General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
                         1999               1998                1997
                         ----               ----                ----
Series 2                    $  7,433           $  8,267            $  6,792
Series 3                       7,771              8,481               7,102
Series 4                       9,798             10,693               8,953
Series 5                      12,163             13,274              11,114
Series 6                      12,839             14,012              11,732
                           ---------          ---------           ---------
                            $ 50,004           $ 54,727            $ 45,693
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

 (3)Exhibit Index -
 The following are included with Form S-11, Registration No. 33-31821 and amendments and supplements thereto previously filed with the Securities and Exchange Commission.


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

b. Reports filed on Form 8-K - NONE


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 2
Apartment Properties
                                                          Mortgage Loan
Partnership            Location             # of Units       Balance
-----------            --------             ----------    -------------

Claxton Elderly        Claxton, GA                  24           $  659,961
Deerfield II           Douglas, GA                  24              703,907
Hartwell Family        Hartwell, GA                 24              707,353
Cherrytree Apts.       Albion, PA                   33            1,202,929
Springwood Apts.       Westfield, NY                32            1,256,522
Lakeshore Apts.        Tuskegee, AL                 34            1,056,630
Lewiston               Lewiston, NY                 25            1,002,427
Charleston             Charleston, AR               32              845,720
Sallisaw II            Sallisaw, OK                 47            1,200,424
Pocola                 Pocola, OK                   36              990,042
Inverness Club         Inverness, FL                72            2,994,175
Pearson Elderly        Pearson, GA                  25              634,483
Richland Elderly       Richland, GA                 33              869,921
Lake Park              Lake Park, GA                48            1,489,474
Woodland Terrace       Waynesboro, GA               30              889,989
Mt. Vernon Elderly     Mt. Vernon, GA               21              575,735
Lakeland Elderly       Lakeland, GA                 29              783,774
Prairie Apartments     Eagle Butte, SD              21              978,420
Sylacauga Heritage     Sylacauga, AL                44            1,389,300
Manchester Housing     Manchester, GA               49            1,461,251
Durango C.W.W.         Durango, CO                  24            1,035,641
Columbus Sr.           Columbus, KS                 16              438,264
                                                               ------------
                                                               $ 23,166,342
                                                               ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 2
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Claxton Elderly           $   33,400         $   766,138           $      0
Deerfield II                  33,600             820,962                  0
Hartwell Family               22,700             836,998                  0
Cherrytree Apts.              62,000           1,376,297              1,339
Springwood Apts.              21,500           1,451,283             38,917
Lakeshore Apts.               28,600           1,238,749                194
Lewiston                      38,400           1,178,185             17,350
Charleston                    16,000           1,060,098                  0
Sallisaw II                   37,500           1,480,089                  0
Pocola                        22,500           1,223,370                  0
Inverness Club               205,500           3,111,565            179,759
Pearson Elderly               15,000             767,590            (1,130)
Richland Elderly              31,500           1,027,512            (1,141)
Lake Park                     88,000           1,710,725            (4,183)
Woodland Terrace              36,400           1,047,107            (3,892)
Mt. Vernon Elderly            21,750             680,437            (1,252)
Lakeland Elderly              28,000             930,574            (2,759)
Prairie Apartments            66,500           1,150,214             40,512
Sylacauga Heritage            66,080           1,648,081             45,453
Manchester Housing            36,000           1,746,076              (774)
Durango C.W.W.               140,250           1,123,454             28,886
Columbus Sr.                  64,373             444,257              5,496
                         -----------        ------------       ------------
                          $1,115,553         $26,819,761           $342,775
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1997


SERIES 2
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1998
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Claxton Elderly             $ 33,400           $ 766,138          $ 799,538
Deerfield II                  33,600             820,962            854,562
Hartwell Family               22,700             836,998            859,698
Cherrytree Apts.              62,000           1,377,636          1,439,636
Springwood Apts.              22,845           1,488,855          1,511,700
Lakeshore Apts.               28,600           1,238,943          1,267,543
Lewiston                      38,400           1,195,535          1,233,935
Charleston                    16,000           1,060,098          1,076,098
Sallisaw II                   37,500           1,480,089          1,517,589
Pocola                        22,500           1,223,370          1,245,870
Inverness Club               205,500           3,291,324          3,496,824
Pearson Elderly               15,000             766,460            781,460
Richland Elderly              31,500           1,026,371          1,057,871
Lake Park                     88,000           1,706,542          1,794,542
Woodland Terrace              36,400           1,043,215          1,079,615
Mt. Vernon Elderly            21,750             679,185            700,935
Lakeland Elderly              28,000             927,815            955,815
Prairie Apartments            81,240           1,175,986          1,257,226
Sylacauga Heritage            66,080           1,693,534          1,759,614
Manchester Housing            36,000           1,745,302          1,781,302
Durango C.W.W.               140,250           1,152,340          1,292,590
Columbus Sr.                  68,273             445,853            514,126
                         -----------        ------------       ------------
                          $1,135,538         $27,142,551        $28,278,089
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 2
Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Claxton Elderly                         $ 240,446           5-27.5
Deerfield II                              257,353           5-27.5
Hartwell Family                           264,783           5-27.5
Cherrytree Apts.                          299,154           5-27.5
Springwood Apts.                          345,458            5-40
Lakeshore Apts.                           293,054            5-40
Lewiston                                  247,481            5-40
Charleston                                380,605            5-25
Sallisaw II                               513,747            5-25
Pocola                                    389,842           5-27.5
Inverness Club                            956,073           5-27.5
Pearson Elderly                           217,299            5-30
Richland Elderly                          284,767            5-30
Lake Park                                 512,484            5-30
Woodland Terrace                          293,634            5-30
Mt. Vernon Elderly                        193,236            5-30
Lakeland Elderly                          258,615            5-30
Prairie Apartments                        293,490            5-40
Sylacauga Heritage                        379,539            5-40
Manchester Housing                        472,116            5-30
Durango C.W.W.                            246,654            5-40
Columbus Sr.                              157,375           5-27.5
                                      -----------
                                       $7,497,205
                                      ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 3
Apartment Properties
                                                          Mortgage Loan
Partnership            Location             # of Units       Balance
-----------            --------             ----------    -------------

Poteau II              Poteau, OK                   52          $ 1,308,808
Sallisaw               Sallisaw, OK                 52            1,315,971
Nowata Properties      Oolagah, OK                  32              859,513
Waldron Properties     Waldron, AR                  24              642,211
Roland II              Roland, OK                   52            1,315,116
Stilwell               Stilwell, OK                 48            1,197,343
Birchwood Apts.        Pierre, SD                   24              790,993
Hornellsville          Arkport, NY                  24              898,197
Sunchase II            Watertown, SD                41            1,198,051
CE McKinley II         Rising Sun, MD               16              628,869
Weston Apartments      Weston, AL                   10              275,769
Countrywood Apts.      Centreville, AL              40            1,204,860
Wildwood Apts.         Pineville, LA                28              852,081
Hancock                Hawesville, KY               12              370,066
Hopkins                Madisonville, KY             24              754,271
Elkhart Apts.          Elkhart, TX                  54            1,154,013
Bryan Senior           Bryan, OH                    40            1,087,665
Brubaker Square        New Carlisle, OH             38            1,120,905
Southwood              Savannah, TN                 44            1,491,288
Villa Allegra          Celina, OH                   32              904,491
Belmont Senior         Cynthiana, KY                24              768,826
Heritage Villas        Helena, GA                   25              680,257
Logansport Seniors     Logansport, LA               32              900,564
                                                               ------------
                                                               $ 21,720,128
                                                               ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 3
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Poteau II                 $   76,827         $ 1,712,321                $ 0
Sallisaw                      70,000           1,674,103                  0
Nowata Properties             45,500           1,102,984                  0
Waldron Properties            26,000             834,273                  0
Roland II                     70,000           1,734,010                  0
Stilwell                      37,500           1,560,201                  0
Birchwood Apts.              116,740             885,923             48,729
Hornellsville                 41,225           1,018,523             37,852
Sunchase II                  113,115           1,198,373             32,846
CE McKinley II                11,762             745,635             38,737
Weston Apartments                  0             339,144                805
Countrywood Apts.             55,750           1,447,439             16,575
Wildwood Apts.                48,000           1,018,897             17,428
Hancock                       20,700             419,725                  0
Hopkins                       43,581             885,087            (1,412)
Elkhart Apts.                 35,985           1,361,096            149,831
Bryan Senior                  74,000           1,102,728              9,540
Brubaker Square               75,000           1,376,075              1,449
Southwood                     15,000           1,769,334              7,959
Villa Allegra                 35,000           1,097,214              2,566
Belmont Senior                43,600             891,543                  0
Heritage Villas               21,840             801,128              1,006
Logansport Seniors            27,621           1,058,773                  0
                         -----------        ------------       ------------
                          $1,104,746         $26,034,529           $363,911
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998


SERIES 3
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1998
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Poteau II                   $ 76,827         $ 1,712,321        $ 1,789,148
Sallisaw                      70,000           1,674,103          1,744,103
Nowata Properties             45,500           1,102,984          1,148,484
Waldron Properties            26,000             834,273            860,273
Roland II                     70,000           1,734,010          1,804,010
Stilwell                      37,500           1,560,201          1,597,701
Birchwood Apts.              124,505             926,887          1,051,392
Hornellsville                 41,225           1,056,375          1,097,600
Sunchase II                  113,115           1,231,219          1,344,334
CE McKinley II                11,749             784,385            796,134
Weston Apartments                  0             339,949            339,949
Countrywood Apts.             55,750           1,464,014          1,519,764
Wildwood Apts.                48,000           1,036,325          1,084,325
Hancock                       20,700             419,725            440,425
Hopkins                       43,581             883,675            927,256
Elkhart Apts.                151,976           1,394,936          1,546,912
Bryan Senior                  74,000           1,112,268          1,186,268
Brubaker Square               75,000           1,377,524          1,452,524
Southwood                     15,000           1,777,293          1,792,293
Villa Allegra                 35,000           1,099,780          1,134,780
Belmont Senior                43,600             891,543            935,143
Heritage Villas               21,840             802,134            823,974
Logansport Seniors            27,621           1,058,773          1,086,394
                         -----------        ------------       ------------
                          $1,228,489         $26,274,697        $27,503,186
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 3

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Poteau II                               $ 748,800            5-25
Sallisaw                                  702,657            5-25
Nowata Properties                         454,189            5-25
Waldron Properties                        342,679            5-25
Roland II                                 753,219            5-25
Stilwell                                  668,775            5-25
Birchwood Apts.                           274,270            5-40
Hornellsville                             407,548           5-27.5
Sunchase II                               400,193            5-40
CE McKinley II                            301,783           5-27.5
Weston Apartments                         138,173           5-27.5
Countrywood Apts.                         575,660           5-27.5
Wildwood Apts.                            346,774            5-30
Hancock                                   130,528           5-27.5
Hopkins                                   274,811           5-27.5
Elkhart Apts.                             520,052            5-25
Bryan Senior                              481,444           5-27.5
Brubaker Square                           526,724           5-27.5
Southwood                                 307,890            5-50
Villa Allegra                             441,206           5-27.5
Belmont Senior                            202,084            5-40
Heritage Villas                           232,057            5-30
Logansport Seniors                        210,590            5-40
                                      -----------
                                       $9,442,106
                                      ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 4
Apartment Properties
                                                          Mortgage Loan
Partnership         Location               # of Units        Balance
-----------         --------               ----------     -------------
Alsace Village      Soda Springs, ID               24             $ 639,432
Seneca Apartments   Seneca, MO                     24               610,487
Eudora Senior       Eudora, KS                     36               961,866
Westville           Westville, OK                  36               862,244
Wellsville Senior   Wellsville, KS                 24               649,970
Stilwell II         Stilwell, OK                   52             1,293,364
Spring Hill Senior  Spring Hill, KS                24               699,646
Smithfield          Smithfield, UT                 40             1,544,268
Tarpon Heights      Galliano, LA                   48             1,248,002
Oaks Apartments     Oakdale, LA                    32               842,816
Wynnwood Common     Fairchance, PA                 34             1,375,576
Chestnut Apartments Howard, SD                     24               858,322
St. George          St. George, SC                 24               757,251
Williston           Williston, SC                  24               800,831
Brackettville Sr.   Brackettville, TX              32               824,480
Sonora Seniors      Sonora, TX                     32               846,173
Ozona Seniors       Ozona, TX                      24               633,565
Fredericksburg Sr.  Fredericksburg,TX              48             1,208,446
St. Joseph          St. Joseph, IL                 24               830,674
Courtyard           Huron, SD                      21               713,522
Rural Development   Ashland, ME                    25             1,209,938
Jasper Villas       Jasper, AR                     25               862,373
Edmonton Senior     Edmonton, KY                   24               758,838
Jonesville Manor    Jonesville, VA                 40             1,355,813
Norton Green        Norton, VA                     40             1,346,524
Owingsville Senior  Owingsville, KY                22               708,770
Timpson Seniors     Timpson, TX                    28               675,560
Piedmont            Barnesville, GA                36             1,048,215
S.F. Arkansas City   Arkansas City, KS             12               341,078
                                                               ------------
                                                               $ 26,508,044
                                                               ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 4
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Alsace Village             $  15,000         $   771,590           $ 14,337
Seneca Apartments             76,212             640,702              7,771
Eudora Senior                 50,000           1,207,482                  0
Westville                     27,560           1,074,126                  0
Wellsville Senior             38,000             772,971                (1)
Stilwell II                   30,000           1,627,974                  0
Spring Hill Senior            49,800             986,569                  0
Smithfield                    82,500           1,698,213             60,422
Tarpon Heights                85,000           1,408,434                  0
Oaks Apartments               42,000             989,522                987
Wynnwood Common               68,000           1,578,814             32,204
Chestnut Apartments           57,200             977,493             17,993
St. George                    22,600             915,400              2,861
Williston                     25,000             959,345             18,255
Brackettville Sr.             28,600             963,366                  0
Sonora Seniors                51,000             962,315                  0
Ozona Seniors                 40,000             719,843                  0
Fredericksburg Sr.            45,000           1,357,563                  0
St. Joseph                    28,000             940,580              7,873
Courtyard                     24,500             810,110             11,902
Rural Development             38,200           1,361,892             22,390
Jasper Villas                 27,000           1,067,890              6,627
Edmonton Senior               40,000             866,714                  0
Jonesville Manor             100,000           1,578,135             44,606
Norton Green                 120,000           1,535,373             40,616
Owingsville Senior            28,000             820,044                  0
Timpson Seniors               13,500             802,416                  0
Piedmont                      29,500           1,259,547                  0
S.F. Arkansas City            16,800             395,228                  3
                         -----------        ------------       ------------
                          $1,298,972         $31,049,651           $288,846
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998


SERIES 4
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1998
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Alsace Village              $ 20,999           $ 779,928          $ 800,927
Seneca Apartments             76,212             648,473            724,685
Eudora Senior                 50,000           1,207,482          1,257,482
Westville                     27,560           1,074,126          1,101,686
Wellsville Senior             38,000             772,970            810,970
Stilwell II                   30,000           1,627,974          1,657,974
Spring Hill Senior            49,800             986,569          1,036,369
Smithfield                    86,862           1,754,273          1,841,135
Tarpon Heights                85,000           1,408,434          1,493,434
Oaks Apartments               42,000             990,509          1,032,509
Wynnwood Common               81,233           1,597,785          1,679,018
Chestnut Apartments           63,800             988,886          1,052,686
St. George                    22,600             918,261            940,861
Williston                     25,000             977,600          1,002,600
Brackettville Sr.             28,600             963,366            991,966
Sonora Seniors                51,000             962,315          1,013,315
Ozona Seniors                 40,000             719,843            759,843
Fredericksburg Sr.            45,000           1,357,563          1,402,563
St. Joseph                    28,000             948,453            976,453
Courtyard                     27,054             819,458            846,512
Rural Development             38,200           1,384,282          1,422,482
Jasper Villas                 27,000           1,074,517          1,101,517
Edmonton Senior               40,000             866,714            906,714
Jonesville Manor             100,000           1,622,741          1,722,741
Norton Green                 120,000           1,575,989          1,695,989
Owingsville Senior            28,000             820,044            848,044
Timpson Seniors               13,500             802,416            815,916
Piedmont                      29,500           1,259,547          1,289,047
S.F. Arkansas City            16,800             395,231            412,031
                         -----------        ------------       ------------
                          $1,331,720         $31,305,749        $32,637,469
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 4
Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Alsace Village                          $ 257,718           5-27.5
Seneca Apartments                         271,986           5-27.5
Eudora Senior                             374,688           5-27.5
Westville                                 340,636           5-27.5
Wellsville Senior                         251,227            5-25
Stilwell II                               517,206           5-27.5
Spring Hill Senior                        346,254            5-25
Smithfield                                345,600            5-40
Tarpon Heights                            282,184            5-40
Oaks Apartments                           200,459            5-40
Wynnwood Common                           351,865            5-40
Chestnut Apartments                       254,199            5-40
St. George                                316,310           5-27.5
Williston                                 319,510           5-27.5
Brackettville Sr.                         178,310            5-40
Sonora Seniors                            189,903            5-40
Ozona Seniors                             136,821            5-40
Fredericksburg Sr.                        262,865            5-40
St. Joseph                                291,486           5-27.5
Courtyard                                 228,826           5-27.5
Rural Development                         456,116           5-27.5
Jasper Villas                             233,403            5-40
Edmonton Senior                           192,099            5-40
Jonesville Manor                          499,481           5-27.5
Norton Green                              518,273           5-27.5
Owingsville Senior                        179,169            5-40
Timpson Seniors                           180,407            5-40
Piedmont                                  240,553           5-27.5
S.F. Arkansas City                        123,133           5-27.5
                                      -----------
                                       $8,340,687
                                      ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 5
Apartment Properties
                                                          Mortgage Loan
Partnership           Location             # of Units        Balance
-----------           --------             ----------     -------------

Seymour               Seymour, IN                  37           $ 1,245,474
Effingham             Effingham, IL                24               806,745
S.F. Winfield         Winfield, KS                 12               332,101
S.F.Medicine Lodge    Medicine Lodge,KS            16               454,111
S.F. Ottawa           Ottawa, KS                   24               571,963
S.F. Concordia        Concordia, KS                20               554,933
Highland View         Elgin, OR                    24               716,960
Carrollton Club       Carrollton, GA               78             2,695,251
Scarlett Oaks         Lexington, SC                40             1,394,948
Brooks Hill           Ellijay, GA                  44             1,467,368
Greensboro            Greensboro, GA               24               738,704
Greensboro II         Greensboro, GA               33               909,654
Pine Terrace          Wrightsville, GA             25               729,806
Shellman              Shellman, GA                 27               742,488
Blackshear            Cordele, GA                  46             1,325,176
Crisp Properties      Cordele, GA                  31               935,722
Crawford              Crawford, GA                 25               747,994
Yorkshire             Wagoner, OK                  60             2,093,560
Woodcrest             South Boston, VA             40             1,300,460
Fox Ridge             Russellville, AL             24               738,849
Redmont II            Red Bay, AL                  24               697,497
Clayton               Clayton, OK                  24               671,976
Alma                  Alma, AR                     24               736,070
Pemberton Village     Hiawatha, KS                 24               640,214
Magic Circle          Eureka, KS                   24               656,231
Spring Hill           Spring Hill, KS              36             1,132,450
Menard Retirement     Menard, TX                   24               630,513
Wallis Housing        Wallis, TX                   24               444,857
Zapata Housing        Zapata, TX                   40               983,899
Mill Creek            Grove, OK                    60             1,440,139
Portland II           Portland, IN                 20               585,691
Georgetown            Georgetown, OH               24               744,319
Cloverdale            Chandler, TX                 24               761,053
S. Timber Ridge       Cloverdale, IN               44             1,068,059
Pineville             Pineville, MO                12               321,356
Ravenwood             Americus, GA                 24               730,685
                                                               ------------
                                                               $ 32,747,276
                                                               ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 5
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Seymour                   $   59,500         $ 1,452,557          $ 6,384
Effingham                     38,500             940,327            1,790
S.F. Winfield                 18,000             382,920                0
S.F.Medicine Lodge            21,600             542,959                0
S.F. Ottawa                   25,200             687,929          (5,680)
S.F. Concordia                28,000             658,961                1
Highland View                 16,220             830,471           35,836
Carrollton Club              248,067             722,560        2,247,274
Scarlett Oaks                 44,475             992,158          639,341
Brooks Hill                        0             214,335        1,536,354
Greensboro                    15,930              61,495          788,834
Greensboro II                 21,330              92,063          975,271
Pine Terrace                  14,700             196,071          674,414
Shellman                      13,500             512,531          375,617
Blackshear                    60,000             413,143        1,120,519
Crisp Properties              48,000             578,709          501,285
Crawford                      16,600             187,812          703,300
Yorkshire                    100,000           2,212,045          231,831
Woodcrest                     70,000             842,335          662,441
Fox Ridge                     39,781             848,996            1,164
Redmont II                    25,000             814,432            1,164
Clayton                       35,600             835,930                0
Alma                          45,000             912,710                0
Pemberton Village             12,020             767,228         (12,269)
Magic Circle                  22,660             749,504           23,963
Spring Hill                   70,868           1,318,926           59,584
Menard Retirement             21,000             721,251           19,622
Wallis Housing                13,900             553,230           11,324
Zapata Housing                44,000           1,120,538           73,867
Mill Creek                    28,000             414,429        1,299,240
Portland II                   43,102             410,683          278,378
Georgetown                         0             149,483          772,502
Cloverdale                    40,000             583,115          320,794
S. Timber Ridge               43,705           1,233,570            5,953
Pineville                     59,661             328,468            3,760
Ravenwood                     14,300             873,596                0
                         -----------        ------------       ------------
                          $1,418,219         $25,157,470       $ 13,353,858
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998


SERIES 5
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1998
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Seymour                      $59,500         $ 1,458,941        $ 1,518,441
Effingham                     38,500             942,117            980,617
S.F. Winfield                 18,000             382,920            400,920
S.F.Medicine Lodge            21,600             542,959            564,559
S.F. Ottawa                   25,200             682,249            707,449
S.F. Concordia                28,000             658,962            686,962
Highland View                 16,220             866,307            882,527
Carrollton Club              248,068           2,969,833          3,217,901
Scarlett Oaks                 44,475           1,631,499          1,675,974
Brooks Hill                   77,500           1,673,189          1,750,689
Greensboro                    15,930             850,329            866,259
Greensboro II                 16,845           1,071,819          1,088,664
Pine Terrace                  14,700             870,485            885,185
Shellman                      13,500             888,148            901,648
Blackshear                    60,000           1,533,662          1,593,662
Crisp Properties              48,000           1,079,994          1,127,994
Crawford                      16,600             891,112            907,712
Yorkshire                    100,788           2,443,088          2,543,876
Woodcrest                     70,000           1,504,776          1,574,776
Fox Ridge                     39,781             850,160            889,941
Redmont II                    25,000             815,596            840,596
Clayton                       35,600             835,930            871,530
Alma                          45,000             912,710            957,710
Pemberton Village             12,020             754,959            766,979
Magic Circle                  22,660             773,467            796,127
Spring Hill                   70,868           1,378,510          1,449,378
Menard Retirement             21,000             740,873            761,873
Wallis Housing                13,900             564,554            578,454
Zapata Housing                46,323           1,192,082          1,238,405
Mill Creek                    28,000           1,713,669          1,741,669
Portland II                   15,000             717,163            732,163
Georgetown                    50,393             871,592            921,985
Cloverdale                    40,000             903,909            943,909
S. Timber Ridge               43,705           1,239,523          1,283,228
Pineville                     59,661             332,228            391,889
Ravenwood                     14,300             873,596            887,896
                         -----------        ------------       ------------
                          $1,516,637         $38,412,910        $39,929,547
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 5

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Seymour                                $  432,904           5-27.5
Effingham                                 275,262           5-27.5
S.F. Winfield                             120,540           5-27.5
S.F.Medicine Lodge                        155,949           5-27.5
S.F. Ottawa                               214,383           5-27.5
S.F. Concordia                            204,423           5-27.5
Highland View                             167,340            5-40
Carrollton Club                           724,831           5-27.5
Scarlett Oaks                             418,849           5-27.5
Brooks Hill                               380,782           5-27.5
Greensboro                                189,220            5-30
Greensboro II                             238,644            5-30
Pine Terrace                              202,724            5-30
Shellman                                  220,665            5-30
Blackshear                                356,117            5-30
Crisp Properties                          260,717            5-30
Crawford                                  211,452            5-30
Yorkshire                                 398,042            5-50
Woodcrest                                 300,877            5-40
Fox Ridge                                 166,388            5-50
Redmont II                                163,122            5-50
Clayton                                   244,048           5-27.5
Alma                                      291,897            5-25
Pemberton Village                         226,255           5-27.5
Magic Circle                              225,124           5-27.5
Spring Hill                               416,033            5-25
Menard Retirement                         116,865            5-30
Wallis Housing                            146,758            5-30
Zapata Housing                            248,574           5-27.5
Mill Creek                                525,068            5-25
Portland II                               173,045           5-27.5
Georgetown                                184,767            5-50
Cloverdale                                288,021           5-27.5
S. Timber Ridge                           375,087            5-25
Pineville                                 122,682           5-27.5
Ravenwood                                  93,729           5-27.5
                                      -----------
                                       $9,481,184
                                      ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 6
Apartment Properties
                                                           Mortgage Loan
Partnership           Location               # of Units       Balance
-----------           --------               ----------    -------------

Spruce                Pierre, SD                     24         $   918,137
Shannon Apartments    O'Neill, NE                    16             537,489
Carthage              Carthage, MO                   24             578,444
Mt. Crest             Enterprise, OR                 39           1,008,737
Coal City             Coal City, IL                  24             984,349
Blacksburg Terrace    Blacksburg, SC                 32           1,091,505
Frazier               Smyrna, DE                     30           1,480,546
Ehrhardt              Ehrhardt, SC                   16             565,661
Sinton                Sinton, TX                     32             856,040
Frankston             Frankston, TX                  24             562,739
Flagler Beach         Flagler Beach, FL              43           1,391,658
Oak Ridge             Williamsburg, KY               24             817,521
Monett                Monett, MO                     32             791,888
Arma                  Arma, KS                       28             721,366
Southwest City        Southwest City, MO             12             320,641
Meadowcrest           Luverne, AL                    32           1,012,190
Parsons               Parsons, KS                    48           1,269,085
Newport Village       Newport, TN                    40           1,311,580
Goodwater Falls       Jenkins, KY                    36           1,144,729
Northfield Station    Corbin, KY                     24             804,960
Pleasant Hill Square  Somerset, KY                   24             794,421
Winter Park           Mitchell, SD                   24           1,008,022
Cornell               Watertown, SD                  24             875,408
Heritage Drive S.     Jacksonville, TX               40             987,947
Brodhead              Brodhead, KY                   24             793,261
Mt. Vilage            Mt. Vernon, KY                 24             788,504
Hazelhurst            Hazlehurst, MS                 32             985,286
Sunrise               Yankton, SD                    33           1,166,298
Stony Creek           Hooversville, PA               32           1,353,017
Logan Place           Logan, OH                      40           1,260,361
Haines                Haines, AK                     32           2,398,312
Maple Wood            Barbourville, KY               24             800,734
Summerhill            Gassville, AR                  28             802,186
Dorchester            St. George, SC                 12             467,101
Lancaster             Mountain View, AR              33           1,129,936
Autumn Village        Harrison, AR                   16             255,998
Hardy                 Hardy, AR                      24             387,572
Dawson                Dawson, GA                     40           1,196,265
                                                               ------------
                                                               $ 35,619,894
                                                               ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 6
Apartment Properties
                              Cost At Acquisition
                              --------------------
                                                          Net Improvements
                                          Buildings,         Capitalized
                                         Improvements       Subsequent to
Partnership                 Land        and Equipment        Acquisition
-----------                 ----        -------------     ----------------

Spruce                      $  60,040        $   108,772         $  953,349
Shannon Apartments              5,000             94,494            551,181
Carthage                      115,814            578,597              3,902
Mt. Crest                      64,914          1,143,675             30,285
Coal City                      60,055          1,121,477             34,840
Blacksburg Terrace             39,930          1,278,860              4,280
Frazier                        51,665          1,619,209              2,230
Ehrhardt                        9,020            671,750              5,006
Sinton                         42,103            985,010             12,193
Frankston                      30,000            639,068              5,913
Flagler Beach                 118,575          1,534,541                  0
Oak Ridge                      40,000            995,782              2,184
Monett                        170,229            782,795              5,764
Arma                           85,512            771,316             14,014
Southwest City                 67,303            319,272              1,590
Meadowcrest                    72,500          1,130,651                587
Parsons                        49,780          1,483,188                  0
Newport Village                61,350          1,470,505             81,869
Goodwater Falls                32,000          1,142,517            218,846
Northfield Station             44,250            977,220              1,091
Pleasant Hill Square           35,000            893,323             26,487
Winter Park                    95,000          1,121,119             36,640
Cornell                        32,000          1,017,572             31,442
Heritage Drive S.              44,247          1,151,157              4,186
Brodhead                       21,600            932,468              2,466
Mt. Vilage                     55,000            884,596              3,562
Hazelhurst                     60,000          1,118,734              2,670
Sunrise                        90,000          1,269,252              7,540
Stony Creek                         0          1,428,656            220,627
Logan Place                    39,300          1,477,527              5,823
Haines                        189,323          2,851,953           (10,933)
Maple Wood                     79,000            924,144              4,600
Summerhill                     23,000            788,157             30,084
Dorchester                     13,000            239,455            309,817
Lancaster                      37,500          1,361,272           (15,951)
Autumn Village                 20,000            595,604                  0
Hardy                               0            473,695            462,820
Dawson                         40,000            346,569          1,088,404
                          -----------       ------------       ------------
                           $2,094,010        $37,723,952        $ 4,139,408
                          ===========       ============       ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998


SERIES 6
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1998
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Spruce                     $  84,155        $  1,038,006       $  1,122,161
Shannon Apartments             6,631             644,044            650,675
Carthage                     115,814             582,499            698,313
Mt. Crest                     64,914           1,173,960          1,238,874
Coal City                     60,055           1,156,317          1,216,372
Blacksburg Terrace            39,930           1,283,140          1,323,070
Frazier                       51,665           1,621,439          1,673,104
Ehrhardt                       9,020             676,756            685,776
Sinton                        42,103             997,203          1,039,306
Frankston                     30,000             644,981            674,981
Flagler Beach                118,575           1,534,541          1,653,116
Oak Ridge                     40,000             997,966          1,037,966
Monett                       170,229             788,559            958,788
Arma                          89,512             781,330            870,842
Southwest City                67,303             320,862            388,165
Meadowcrest                   72,500           1,131,238          1,203,738
Parsons                       49,780           1,483,188          1,532,968
Newport Village               61,350           1,552,374          1,613,724
Goodwater Falls               32,000           1,361,363          1,393,363
Northfield Station            44,250             978,311          1,022,561
Pleasant Hill Square          35,000             919,810            954,810
Winter Park                   95,000           1,157,759          1,252,759
Cornell                       35,592           1,045,422          1,081,014
Heritage Drive S.             44,248           1,155,342          1,199,590
Brodhead                      21,600             934,934            956,534
Mt. Vilage                    55,000             888,158            943,158
Hazelhurst                    60,000           1,121,404          1,181,404
Sunrise                       91,600           1,275,192          1,366,792
Stony Creek                  104,800           1,544,483          1,649,283
Logan Place                   39,300           1,483,350          1,522,650
Haines                       189,323           2,841,020          3,030,343
Maple Wood                    79,000             928,744          1,007,744
Summerhill                    23,000             818,241            841,241
Dorchester                    13,000             549,272            562,272
Lancaster                     37,500           1,345,321          1,382,821
Autumn Village                20,000             595,604            615,604
Hardy                         21,250             915,265            936,515
Dawson                        40,000           1,434,973          1,474,973
                         -----------        ------------       ------------
                          $2,254,999         $41,702,371        $43,957,370
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998

SERIES 6

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Spruce                                 $  254,936            5-30
Shannon Apartments                        115,724            5-40
Carthage                                  255,100           5-27.5
Mt. Crest                                 346,223           5-27.5
Coal City                                 210,297           5-27.5
Blacksburg Terrace                        383,105           5-27.5
Frazier                                   463,686           5-27.5
Ehrhardt                                  170,608           5-27.5
Sinton                                    149,076            5-50
Frankston                                  96,119            5-30
Flagler Beach                             287,403            5-40
Oak Ridge                                 259,422           5-27.5
Monett                                    290,138           5-27.5
Arma                                      286,332           5-27.5
Southwest City                            126,732           5-27.5
Meadowcrest                               235,491            5-40
Parsons                                   418,047           5-27.5
Newport Village                           418,462           5-27.5
Goodwater Falls                           262,024           5-27.5
Northfield Station                        190,536           5-27.5
Pleasant Hill Square                      179,337           5-27.5
Winter Park                               261,121            5-40
Cornell                                   184,621            5-40
Heritage Drive S.                         323,127            5-25
Brodhead                                  166,104            5-40
Mt. Vilage                                161,071            5-50
Hazelhurst                                203,459            5-40
Sunrise                                   298,096           5-27.5
Stony Creek                               278,055           5-27.5
Logan Place                               312,076           5-27.5
Haines                                    710,611           5-27.5
Maple Wood                                236,042           5-27.5
Summerhill                                215,571           5-27.5
Dorchester                                129,983           5-27.5
Lancaster                                 244,244            5-40
Autumn Village                            104,698            5-40
Hardy                                     150,655            5-40
Dawson                                    172,605            5-40
                                      -----------
                                       $9,550,937
                                      ===========




SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III


Reconciliation of Land, Building & Improvements current year changes:


SERIES 2
Balance at beginning of period -
December 31, 1997                                               $28,253,379
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                            29,173
  Other                                              0
                                             ---------
                                                                     29,173
 Deductions during period:
  Cost of real estate sold                       4,463
  Other                                              0
                                             ---------              (4,463)
                                                               ------------

Balance at end of period -
December 31, 1998                                               $28,278,089
                                                               ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1997                                                $6,581,790
  Current year expense                         919,878
  Less Accumulated Depreciation of             (4,463)
real estate sold                                     0
  Other                                     ----------
                                                                    915,415
                                                                -----------

Balance at end of period -
December 31, 1998                                                $7,497,205
                                                                ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 3
Balance at beginning of period -
December 31, 1997                                               $27,434,846
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                            69,740
  Other                                              0
                                             ---------
                                                                     69,740
 Deductions during period:
  Cost of real estate sold                       1,400
  Other                                              0
                                             ---------              (1,400)
                                                               ------------

Balance at end of period -
December 31, 1998                                               $27,503,186
                                                               ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1997                                                $8,538,755
  Current year expense                         904,751
  Less Accumulated Depreciation of             (1,400)
real estate sold                            ----------
  Other

                                                                    903,351
                                                                -----------

Balance at end of period -
December 31, 1998                                                $9,442,106
                                                                ===========




SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 4
Balance at beginning of period -
December 31, 1997                                               $32,609,749
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                            27,720
  Other                                              0
                                             ---------
                                                                     27,720
 Deductions during period:
  Cost of real estate sold                           0
  Other                                              0                    0
                                             ---------         ------------


Balance at end of period -
December 31, 1998                                               $32,637,469
                                                               ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1997                                                $7,324,765
  Current year expense                       1,015,919
  Less Accumulated Depreciation of                   0
real estate sold                                     3
  Other                                     ----------

                                                                  1,015,922
                                                                -----------

Balance at end of period -
December 31, 1998                                                $8,340,687
                                                                ===========




SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 5
Balance at beginning of period -
December 31, 1997                                               $39,850,241
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                            79,306
  Other                                              0
                                             ---------
                                                                     79,306
 Deductions during period:
  Cost of real estate sold                           0
  Other                                              0
                                             ---------                    0
                                                               ------------

Balance at end of period -
December 31, 1998                                               $39,929,547
                                                               ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1997                                                $8,170,490
  Current year expense                       1,310,694
  Less Accumulated Depreciation of                   0
real estate sold                                     0
  Other                                     ----------

                                                                  1,310,694
                                                                -----------

Balance at end of period -
December 31, 1998                                                $9,481,184
                                                                ===========




SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1998
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 6
Balance at beginning of period -
December 31, 1997                                               $43,865,869
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                                 0
  Improvements, etc.                            91,501
  Other                                              0
                                             ---------
                                                                     91,501
 Deductions during period:
  Cost of real estate sold                           0
  Other                                              0
                                             ---------                    0
                                                               ------------

Balance at end of period -
December 31, 1998                                               $43,957,370
                                                               ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1997                                                $8,136,483
  Current year expense                       1,414,454
  Less Accumulated Depreciation of                   0
real estate sold                                     0
  Other                                     ----------

                                                                  1,414,454
                                                                -----------

Balance at end of period -
December 31, 1998                                                $9,550,937
                                                                ===========




GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1998

SERIES2

                                                         MONTHLY
                      # OF                   INTEREST       DEBT       TERM
PARTNERSHIP           UNITS         BALANCE      RATE    SERVICE    (YEARS)
-----------           ------       --------  --------   --------     ------
Claxton Elderly           24        659,961     8.75%      5,883         50
Deerfield II              24        703,907     8.75%      6,284         50
Hartwell Family           24        707,353     8.75%      5,307         50
Cherrytree Apts.          33      1,202,929     8.75%      9,011         50
Springwood Apts.          32      1,256,522     8.75%      9,218         50
Lakeshore Apts.           34      1,056,630     8.75%      7,905         50
Lewiston                  25      1,002,427     9.00%      7,720         50
Charleston                32        845,720     8.75%      6,333         50
Sallisaw II               47      1,200,424     8.75%      8,980         50
Pocola                    36        990,042     8.75%      7,407         50
Inverness Club            72      2,994,175     8.75%     27,905         50
Pearson Elderly           25        634,483     9.00%      4,926         50
Richland Elderly          33        869,921     8.75%      6,517         50
Lake Park                 48      1,489,474     9.00%     11,466         50
Woodland Terrace          30        889,989     8.75%      6,666         50
Mt. Vernon Elderly        21        575,735     8.75%      4,309         50
Lakeland Elderly          29        783,774     8.75%      5,882         50
Prairie Apartments        21        978,420     9.00%      7,515         50
Sylacauga Heritage        44      1,389,300     8.75%     10,536         50
Manchester Housing        49      1,461,251     8.75%     10,958         50
Durango C.W.W.            24      1,035,641     9.00%      7,739         50
Columbus Sr.              16        438,264     8.25%      3,102         50
                               ------------
                                $23,166,342
                                ===========





GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1998

SERIES 3

                                                         MONTHLY
                      # OF                   INTEREST       DEBT       TERM
PARTNERSHIP           UNITS         BALANCE      RATE    SERVICE    (YEARS)
-----------           ------       --------  --------   --------     ------
Poteau II                 52      1,308,808     9.50%     10,682         50
Sallisaw                  52      1,315,971     9.50%     10,654         50
Nowata Properties         32        859,513     9.50%      6,905         50
Waldron Properties        24        642,211     9.00%      4,950         50
Roland II                 52      1,315,116     9.50%     10,657         50
Stilwell                  48      1,197,343     9.50%      9,727         50
Birchwood Apts.           24        790,993     9.50%      6,410         50
Hornellsville             24        898,197     9.00%      6,927         50
Sunchase II               41      1,198,051     9.00%      9,279         50
CE McKinley II            16        628,869     8.75%      5,146         50
Weston Apartments         10        275,769     9.00%      2,131         50
Countrywood Apts.         40      1,204,860     9.00%      9,310         50
Wildwood Apts.            28        852,081     9.50%      6,906         50
Hancock                   12        370,066     9.50%      3,119         50
Hopkins                   24        754,271     8.75%      5,815         50
Elkhart Apts.             54      1,154,013     9.00%      9,198         40
Bryan Senior              40      1,087,665    10.00%      9,455         50
Brubaker Square           38      1,120,905     9.00%      8,646         50
Southwood                 44      1,491,288     9.25%     11,752         50
Villa Allegra             32        904,491     9.00%      7,053         50
Belmont Senior            24        768,826     9.00%      6,001         50
Heritage Villas           25        680,257     8.75%      5,110         50
Logansport Seniors        32        900,564     8.75%      6,745         50
                               ------------
                                $21,720,128
                                ===========








GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1998

SERIES 4

                                                         MONTHLY
                      # OF                   INTEREST       DEBT       TERM
PARTNERSHIP           UNITS         BALANCE      RATE    SERVICE    (YEARS)
-----------           ------       --------  --------   --------     ------
Alsace Village            24        639,432     9.00%      4,915         50
Seneca Apartments         24        610,487     9.00%      4,692         50
Eudora Senior             36        961,866     8.75%      7,269         50
Westville                 36        862,244     8.75%      6,448         50
Wellsville Senior         24        649,970     8.75%      4,859         50
Stilwell II               52      1,293,364     8.75%      9,672         50
Spring Hill Senior        24        699,646     8.75%      5,236         50
Smithfield                40      1,544,268     8.75%     11,746         50
Tarpon Heights            48      1,248,002     8.75%      9,347         50
Oaks Apartments           32        842,816     9.00%      6,663         50
Wynnwood Common           34      1,375,576     8.75%     10,300         50
Chestnut Apartments       24        858,322     8.75%      6,419         50
St. George                24        757,251     8.75%      5,677         50
Williston                 24        800,831     9.00%      6,147         50
Brackettville Sr.         32        824,480     8.75%      6,172         50
Sonora Seniors            32        846,173     8.75%      6,337         50
Ozona Seniors             24        633,565     8.75%      4,744         50
Fredericksburg Sr.        48      1,208,446     8.75%      9,050         50
St. Joseph                24        830,674     9.00%      6,379         50
Courtyard                 21        713,522     9.25%      5,622         50
Rural Development         25      1,209,938     9.25%      9,539         50
Jasper Villas             25        862,373     8.75%      6,450         50
Edmonton Senior           24        758,838     9.00%      5,688         50
Jonesville Manor          40      1,355,813     8.75%     10,159         50
Norton Green              40      1,346,524     8.75%     10,085         50
Owingsville Senior        22        708,770     9.00%      5,297         50
Timpson Seniors           28        675,560     8.75%      5,058         50
Piedmont                  36      1,048,215     8.75%      7,856         50
S.F. Arkansas City        12        341,078    10.62%      3,056         50
                               ------------
                                $26,508,044
                                ===========



GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1998

SERIES 5

                                                         MONTHLY
                      # OF                   INTEREST       DEBT       TERM
PARTNERSHIP           UNITS         BALANCE      RATE    SERVICE    (YEARS)
-----------           ------       --------  --------   --------     ------
Seymour                   37      1,245,474     8.75%      9,346         50
Effingham                 24        806,745     8.75%      6,032         50
S.F. Winfield             12        332,101    11.37%      3,016         50
S.F.Medicine Lodge        16        454,111    10.62%      4,049         50
S.F. Ottawa               24        571,963    10.62%      5,126         50
S.F. Concordia            20        554,933    11.87%      5,498         50
Highland View             24        716,960     8.75%      5,473         40
Carrollton Club           78      2,695,251     7.75%     18,064         50
Scarlett Oaks             40      1,394,948     8.25%      9,870         50
Brooks Hill               44      1,467,368     8.25%     10,398         50
Greensboro                24        738,704     7.75%      4,937         50
Greensboro II             33        909,654     7.75%      6,129         50
Pine Terrace              25        729,806     8.25%      5,172         50
Shellman                  27        742,488     8.25%      5,264         50
Blackshear                46      1,325,176     8.25%      9,389         50
Crisp Properties          31        935,722     8.25%      6,632         50
Crawford                  25        747,994     8.25%      5,302         50
Yorkshire                 60      2,093,560     8.25%     14,842         50
Woodcrest                 40      1,300,460     8.25%      9,402         50
Fox Ridge                 24        738,849     9.00%      5,673         50
Redmont II                24        697,497     8.75%      5,355         50
Clayton                   24        671,976     8.25%      4,760         50
Alma                      24        736,070     8.75%      8,018         50
Pemberton Village         24        640,214     8.75%      4,782         50
Magic Circle              24        656,231     8.75%      4,913         50
Spring Hill               36      1,132,450     8.25%      8,018         50
Menard Retirement         24        630,513     8.75%      4,715         50
Wallis Housing            24        444,857     8.75%      3,688         50
Zapata Housing            40        983,899     8.75%      7,377         50
Mill Creek                60      1,440,139     8.25%     10,192         50
Portland II               20        585,691     8.75%      4,388         50
Georgetown                24        744,319     8.25%      5,265         50
Cloverdale                24        761,053     8.75%      5,693         50
S. Timber Ridge           44      1,068,059     8.75%      7,986         50
Pineville                 12        321,356     8.25%      2,318         50
Ravenwood                 24        730,685     7.25%      4,595         50
                               ------------
                                $32,747,276
                                ===========


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1998

SERIES 6

                                                         MONTHLY
                      # OF                   INTEREST       DEBT       TERM
PARTNERSHIP           UNITS         BALANCE      RATE    SERVICE    (YEARS)
-----------           ------       --------  --------   --------     ------
Spruce                    24        918,137     8.75%      6,857         50
Shannon Apartments        16        537,489     8.75%      4,014         50
Carthage                  24        578,444     8.75%      4,371         50
Mt. Crest                 39      1,008,737     8.25%      7,150         50
Coal City                 24        984,349     7.75%      6,578         50
Blacksburg Terrace        32      1,091,505     8.25%      7,738         50
Frazier                   30      1,480,546     8.25%     10,470         50
Ehrhardt                  16        565,661     7.75%      3,791         50
Sinton                    32        856,040     8.25%      6,063         50
Frankston                 24        562,739     8.75%      4,207         50
Flagler Beach             43      1,391,658     8.25%      9,864         50
Oak Ridge                 24        817,521     8.25%      5,800         50
Monett                    32        791,888     8.25%      5,598         50
Arma                      28        721,366     8.75%      5,388         50
Southwest City            12        320,641     8.25%      2,271         50
Meadowcrest               32      1,012,190     8.25%      7,160         50
Parsons                   48      1,269,085     7.75%      8,485         50
Newport Village           40      1,311,580     7.75%      8,798         50
Goodwater Falls           36      1,144,729     7.75%      7,980         50
Northfield Station        24        804,960     7.75%      5,379         50
Pleasant Hill Square      24        794,421     7.75%      5,315         50
Winter Park               24      1,008,022     8.25%      7,131         50
Cornell                   24        875,408     8.25%      6,193         50
Heritage Drive S.         40        987,947     8.25%      6,990         50
Brodhead                  24        793,261     7.75%      5,303         50
Mt. Vilage                24        788,504     8.25%      5,574         50
Hazelhurst                32        985,286     8.25%      7,105         50
Sunrise                   33      1,166,298     8.75%      8,711         50
Stony Creek               32      1,353,017     8.75%      9,065         50
Logan Place               40      1,260,361     8.25%      8,909         50
Haines                    32      2,398,312     8.25%     16,950         50
Maple Wood                24        800,734     7.75%      5,381         50
Summerhill                28        802,186     8.25%      5,911         50
Dorchester                12        467,101     7.75%      3,118         50
Lancaster                 33      1,129,936     7.75%      7,775         50
Autumn Village            16        255,998     7.00%      2,608         50
Hardy                     24        387,572     6.00%      3,639         18
Dawson                    40      1,196,265     7.25%      7,524         50
                               ------------
                                $35,619,894
                                ===========


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


                           GATEWAY TAX CREDIT FUND II LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.
                           Raymond James Tax Credit Funds, Inc.





Date: July 13, 1999        By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: July 13, 1999        By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer

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


                                GATEWAY TAX CREDIT FUND II LTD.
                                (A Florida Limited Partnership)
                                By:  Raymond James Tax Credit Funds,Inc.
                                Managing General Partner




Date:  July 13, 1999            By:/s/ Ronald M. Diner
                                Ronald M. Diner
                                President



Date:  July 13, 1999            By:/s/ Sandra L. Furey
                                Sandra L. Furey
                                Secretary and Treasurer


Date:  July 13, 1999            By:/s/ J. Davenport Mosby
                                J. Davenport Mosby
                                Vice President