Form 10-Q
period 1999-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 1999-08-16
CIK 857115

25
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             June 30, 1999

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

                                              Number of Units
      Title of Each Class                      June 30, 1999
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
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 2                                       June 30,        March 31,
                                                 1999             1999
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   391,071     $   169,513
 Receivables from Other Series                            0               0
 Investments in Securities                           49,108          49,538
                                               ------------    ------------
    Total Current Assets                            440,179         219,051

 Investments in Securities                          259,134         302,427
 Investments in Project Partnerships, Net           282,197         331,579
                                              -------------   -------------
    Total Assets                                $   981,510     $   853,057
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         45,030          44,229
 Payable to Other Series                            170,818               0
                                              -------------   -------------
    Total Current Liabilities                       215,848          44,229
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        343,302         326,949
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 1999 and March
31,1999 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 1999
and March 31,1999, issued and outstanding           471,936         530,860
General Partners                                    (49,576)        (48,981)
                                              -------------   -------------
  Total Partners' Equity                            422,360         481,879
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   981,510     $   853,057
                                              =============   =============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS


SERIES 3                                       June 30,        March 31,
                                                 1999            1999
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   144,383     $   137,981
 Receivables from Other Series                       44,415               0
 Investments in Securities                           43,680          44,063
                                               ------------    ------------
  Total Current Assets                              232,478         182,044

 Investments in Securities                          230,495         269,002
 Investments in Project Partnerships, Net           171,118         218,820
                                              -------------   -------------
    Total Assets                                $   634,091     $   669,866
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         49,449          48,298
 Payable to Other Series                                  0               0
                                              -------------   -------------
  Total Current Liabilities                          49,449          48,298
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        263,263         248,238
                                              -------------   -------------
Partners' Equity:
 Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 1999 and March
31, 1999 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 1999 and
March 31, 1999, issued and outstanding              365,981         417,412
General Partners                                    (44,602)        (44,082)
                                              -------------   -------------
  Total Partners' Equity                            321,379         373,330
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   634,091     $   669,866
                                              =============   =============



               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 4                                       June 30,        March 31,
                                                 1999            1999
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   213,068     $   207,632
 Receivables from Other Series                       56,270               0
 Investments in Securities                           55,338          55,823
                                               ------------    ------------
  Total Current Assets                              324,676         263,455

 Investments in Securities                          292,014         340,799
 Investments in Project Partnerships, Net           588,238         676,348
                                              -------------   -------------
    Total Assets                                $ 1,204,928     $ 1,280,602
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         54,491          53,248
 Payable to Other Series                                  0               0
                                              -------------   -------------
  Total Current Liabilities                          54,491          53,248
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        331,322         312,891
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 1999 and March
31, 1999 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 1999 and
March 31, 1999, issued and outstanding              871,577         965,972
General Partners                                    (52,462)        (51,509)
                                              -------------   -------------
  Total Partners' Equity                            819,115         914,463
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 1,204,928     $ 1,280,602
                                              =============   =============



               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 5                                       June 30,        March 31,
                                                 1999             1999
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   299,793     $   292,994
 Receivables from Other Series                       70,133               0
 Investments in Securities                           68,975          69,576
                                               ------------    ------------
  Total Current Assets                              438,901         362,570

 Investments in Securities                          363,955         424,763
 Investments in Project Partnerships, Net         1,114,353       1,145,581
                                              -------------   -------------
    Total Assets                                $ 1,917,209     $ 1,932,914
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         73,105          71,427
 Payable to Other Series                                  0               0
                                              -------------   -------------
  Total Current Liabilities                          73,105          71,427
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        331,024         308,232
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 1999 and March
31,1999 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 1999
and March 31,1999, issued and outstanding         1,573,573       1,613,346
General Partners                                    (60,493)        (60,091)
                                              -------------   -------------
  Total Partners' Equity                          1,513,080       1,553,255
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 1,917,209     $ 1,932,914
                                              =============   =============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 6                                       June 30,        March 31,
                                                 1999             1999
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   413,595     $   408,672
 Receivables from Other Series                            0               0
 Investments in Securities                           53,162          52,341
                                               ------------    ------------
  Total Current Assets                              466,757         461,013

 Investments in Securities                          353,818         347,635
 Investments in Project Partnerships, Net         2,377,958       2,464,086
                                              -------------   -------------
    Total Assets                                $ 3,198,533     $ 3,272,734
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         68,580          67,059
 Payable to Other Series                                  0               0
                                              -------------   -------------
  Total Current Liabilities                          68,580          67,059
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        413,677         388,370
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 1999 and March
31,1999 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 1999
and March 31,1999, issued and outstanding         2,777,839       2,877,858
General Partners                                    (61,563)        (60,553)
                                              -------------   -------------
  Total Partners' Equity                          2,716,276       2,817,305
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 3,198,533     $ 3,272,734
                                              =============   =============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

TOTAL SERIES 2 - 6                             June 30,        March 31,
                                                 1999            1999
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,461,910     $ 1,216,792
 Receivables from Other Series                      170,818               0
 Investments in Securities                          270,263         271,341
                                               ------------    ------------
  Total Current Assets                            1,902,991       1,488,133

 Investments in Securities                        1,499,416       1,684,626
 Investments in Project Partnerships, Net         4,533,864       4,836,414
                                              -------------   -------------
    Total Assets                                $ 7,936,271     $ 8,009,173
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                        290,655         284,261
 Payable to Other Series                            170,818               0
                                              -------------   -------------
  Total Current Liabilities                         461,473         284,261
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                      1,682,588       1,584,680
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 1999 and March
31, 1999 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 1999 and
March 31, 19990, issued and outstanding           6,060,905       6,405,448
General Partners                                   (268,695)       (265,216)
                                              -------------   -------------
  Total Partners' Equity                          5,792,210       6,140,232
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 7,936,271     $ 8,009,173
                                              =============   =============



               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30,
                                 (Unaudited)
SERIES 2                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $     7,982   $     9,029
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                17,162        17,193
 General and Administrative:
  General Partner                                     1,797         1,851
  Other                                               1,716         1,533
 Amortization                                         1,212         1,345
                                               ------------  ------------
  Total Expenses                                     21,887        21,922
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (13,905)      (12,893)
Equity in Losses of Project Partnerships            (45,614)      (69,246)
                                               ------------  ------------
Net Loss                                        $   (59,519)  $   (82,139)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (58,924)      (81,318)
 General Partners                                      (595)         (821)
                                               ------------  ------------
                                                $   (59,519)  $   (82,139)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $     (9.60)  $    (13.25)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,136         6,136
                                               ============  ============



               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30,
                                 (Unaudited)
SERIES 3                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $     6,994   $     7,505
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                15,870        15,911
 General and Administrative:
  General Partner                                     1,878         1,935
  Other                                               1,973         1,757
 Amortization                                           760         1,115
                                               ------------  ------------
  Total Expenses                                     20,481        20,718
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (13,487)      (13,213)
Equity in Losses of Project Partnerships            (38,464)      (49,607)
                                               ------------  ------------
Net Loss                                        $   (51,951)  $   (62,820)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (51,431)      (62,192)
 General Partners                                      (520)         (628)
                                               ------------  ------------
                                                $   (51,951)  $   (62,820)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $     (9.43)  $    (11.40)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              5,456         5,456
                                               ============  ============



               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30,
                                 (Unaudited)
SERIES 4                                        1999             1998
                                                ----             ----
Revenues:
 Interest Income                                $     9,185    $     9,773
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                19,497         19,533
 General and Administrative:
  General Partner                                     2,368          2,440
  Other                                               2,180          1,981
 Amortization                                         1,932          2,264
                                               ------------   ------------
  Total Expenses                                     25,977         26,218
                                               ------------   ------------
Loss Before Equity in Losses of
 Project Partnerships                               (16,792)       (16,445)
Equity in Losses of Project Partnerships            (78,556)       (64,825)
                                               ------------   ------------
Net Loss                                        $   (95,348)   $   (81,270)
                                               ============   ============
Allocation of Net Loss:
 Assignees                                          (94,395)       (80,457)
 General Partners                                      (953)          (813)
                                               ------------   ------------
                                                $   (95,348)   $   (81,270)
                                               ============   ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (13.65)   $    (11.64)
Number of Beneficial Assignee                  ============   ============
Certificates Outstanding                              6,915          6,915
                                               ============   ============



               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30,
                                 (Unaudited)
SERIES 5                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    11,791   $    12,625
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                24,115        24,166
 General and Administrative:
  General Partner                                     2,940         3,029
  Other                                               2,838         2,547
 Amortization                                         1,632         3,256
                                               ------------  ------------
  Total Expenses                                     31,525        32,998
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (19,734)      (20,373)
Equity in Losses of Project Partnerships            (20,441)     (116,221)
                                               ------------  ------------
Net Loss                                        $   (40,175)  $  (136,594)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (39,773)     (135,228)
 General Partners                                      (402)       (1,366)
                                               ------------  ------------
                                                $   (40,175)  $  (136,594)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $     (4.62)  $    (15.69)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              8,616         8,616
                                               ============  ============



               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30,
                                 (Unaudited)
SERIES 6                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    11,275   $    12,166
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                26,704        26,780
 General and Administrative:
  General Partner                                     3,103         3,198
  Other                                               2,901         3,298
 Amortization                                         4,014         4,855
                                               ------------  ------------
  Total Expenses                                     36,722        38,131
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (25,447)      (25,965)
Equity in Losses of Project Partnerships            (75,582)     (183,112)
                                               ------------  ------------
Net Loss                                        $  (101,029)  $  (209,077)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (100,019)     (206,986)
 General Partners                                    (1,010)       (2,091)
                                               ------------  ------------
                                                $  (101,029)  $  (209,077)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $     (9.90)  $    (20.48)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                             10,105        10,105
                                               ============  ============



               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30,
                                 (Unaudited)
TOTAL SERIES 2 - 6                              1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    47,227   $    51,098
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               103,348       103,583
 General and Administrative:
  General Partner                                    12,086        12,453
  Other                                              11,608        11,116
 Amortization                                         9,550        12,835
                                               ------------  ------------
  Total Expenses                                    136,592       139,987
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (89,365)      (88,889)
Equity in Losses of Project Partnerships           (258,657)     (483,011)
                                               ------------  ------------
Net Loss                                        $  (348,022)  $  (571,900)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (344,543)     (566,182)
 General Partners                                    (3,479)       (5,718)
                                               ------------  ------------
                                                $  (348,022)  $  (571,900)
                                               ============  ============




               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (Unaudited)


                                                General
SERIES 2                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $    749,952     $   (46,768)   $    703,184

Net Loss                            (81,318)           (821)        (82,139)
                              -------------    ------------   -------------

Balance at June 30, 1998       $    668,634     $   (47,589)   $    621,045
                              =============    ============   =============


Balance at March 31, 1999      $    530,860     $   (48,981)   $    481,879

Net Loss                            (58,924)           (595)        (59,519)
                              -------------    ------------   -------------

Balance at June 30, 1999       $    471,936     $   (49,576)   $    422,360
                              =============    ============   =============


               See accompanying notes to financial statements.






                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (Unaudited)


                                                General
SERIES 3                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $    602,863     $   (42,209)   $    560,654

Net Loss                            (62,192)           (628)        (62,820)
                              -------------    ------------   -------------

Balance at June 30, 1998       $    540,671     $   (42,837)   $    497,834
                              =============    ============   =============


Balance at March 31, 1999      $    417,412     $   (44,082)   $    373,330

Net Loss                            (51,431)           (520)        (51,951)
                              -------------    ------------   -------------

Balance at June 30, 1999       $    365,981     $   (44,602)   $    321,379
                              =============    ============   =============


               See accompanying notes to financial statements.






                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (Unaudited)


                                                General
SERIES 4                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $  1,311,156    $   (48,022)    $  1,263,134

Net Loss                            (80,457)          (813)         (81,270)
                              -------------    ------------   -------------

Balance at June 30, 1998       $  1,230,699    $   (48,835)    $  1,181,864
                              =============    ============   =============


Balance at March 31, 1999      $    965,972    $   (51,509)    $    914,463

Net Loss                            (94,395)          (953)         (95,348)
                              -------------    ------------   -------------

Balance at June 30, 1999       $    871,577    $   (52,462)    $    819,115
                              =============    ============   =============


               See accompanying notes to financial statements.






                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (Unaudited)


                                                General
SERIES 5                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $  2,012,865    $   (56,055)    $  1,956,810

Net Loss                           (135,228)        (1,366)        (136,594)
                              -------------    ------------   -------------

Balance at June 30, 1998       $  1,877,637    $   (57,421)    $  1,820,216
                              =============    ============   =============


Balance at March 31, 1999      $  1,613,346    $   (60,091)    $  1,553,255

Net Loss                            (39,773)          (402)         (40,175)
                              -------------    ------------   -------------

Balance at June 30, 1999       $  1,573,573    $   (60,493)    $  1,513,080
                              =============    ============   =============


               See accompanying notes to financial statements.






                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (Unaudited)


                                                General
SERIES 6                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $  3,572,169    $   (53,540)    $  3,518,629

Net Loss                           (206,986)        (2,091)        (209,077)
                              -------------    ------------   -------------

Balance at June 30, 1998       $  3,365,183    $   (55,631)    $  3,309,552
                              =============    ============   =============


Balance at March 31, 1999      $  2,877,858    $   (60,553)    $  2,817,305

Net Loss                           (100,019)        (1,010)        (101,029)
                              -------------    ------------   -------------

Balance at June 30, 1999       $  2,777,839    $   (61,563)    $  2,716,276
                              =============    ============   =============


               See accompanying notes to financial statements.






                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (Unaudited)


                                                General
TOTAL SERIES 2 - 6             Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $  8,249,005    $  (246,594)    $  8,002,411

Net Loss                           (566,182)        (5,718)        (571,900)
                              -------------    ------------   -------------

Balance at June 30, 1998       $  7,682,823    $  (252,312)    $  7,430,511
                              =============    ============   =============


Balance at March 31, 1999      $  6,405,448    $  (265,216)    $  6,140,232

Net Loss                           (344,543)        (3,479)        (348,022)
                              -------------    ------------   -------------

Balance at June 30, 1999       $  6,060,905    $  (268,695)    $  5,792,210
                              =============    ============   =============


               See accompanying notes to financial statements.






                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (Unaudited)

SERIES 2                                        1999            1998
--------                                        ----            ----
Cash Flows from Operating Activities:
 Net Loss                                     $   (59,519)     $   (82,139)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
   Amortization                                     1,212            1,345
   Accreted Interest Income on Investments
   in Securities                                   (5,815)          (6,231)
   Equity in Losses of Project
   Partnerships                                    45,614           69,246
   Interest Income from Redemption of
   Securities                                      20,241           16,834
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to Other Series           170,818                0
    Increase in Payable to General Partners        17,154           14,369
                                             ------------     ------------
      Net Cash Used in Operating Activities       189,705           13,424
                                             ------------     ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                       2,556            2,556
 Redemption of Investment in Securities            29,297           30,668
                                             ------------     ------------
      Net Cash Provided by Investing
      Activities                                   31,853           33,224
                                             ------------     ------------
Increase (Decrease) in Cash and Cash
Equivalents                                       221,558           46,648
Cash and Cash Equivalents at Beginning of
Year                                              169,513          160,851
                                             ------------     ------------
Cash and Cash Equivalents at End of Year      $   391,071      $   207,499
                                             ============     ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (Unaudited)
SERIES 3                                         1999            1998
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $   (51,951)    $   (62,820)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
   Amortization                                        760           1,115
   Accreted Interest Income on Investments
   in Securities                                    (5,172)         (5,542)
   Equity in Losses of Project
   Partnerships                                     38,464          49,607
   Interest Income from Redemption of
   Securities                                       18,004          14,974
   Changes in Operating Assets and
   Liabilities:
     Increase in Receivable from
      Other Series                                 (44,415)              0
     Increase in Payable to General
     Partners                                       16,175          12,787
                                              ------------    ------------
     Net Cash Provided by (Used in)
     Operating Activities                          (28,135)         10,121
                                              ------------    ------------

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                        8,478          14,536
 Redemption of Investment in Securities             26,059          27,278
                                              ------------    ------------
     Net Cash Provided by (Used in)
     Investing Activities                           34,537          41,814
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                          6,402          51,935
Cash and Cash Equivalents at Beginning of
Year                                               137,981         135,622
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   144,383     $   187,557
                                              ============    ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (Unaudited)
SERIES 4                                         1999            1998
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $   (95,348)    $   (81,270)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization                                     1,932           2,264
    Accreted Interest Income on Investments
    in Securities                                   (6,553)         (7,021)
    Equity in Losses of Project
    Partnerships                                    78,556          64,825
    Interest Income from Redemption of
    Securities                                      22,808          18,970
    Changes in Operating Assets and
    Liabilities:
    Increase in Receivable from
     Other Series                                  (56,270)              0
    Increase in Payable to General
    Partners                                        19,675          15,738
                                              ------------    ------------
     Net Cash Provided by (Used in)
     Operating Activities                          (35,200)         13,506
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                        7,621           9,588
 Redemption of Investment in Securities             33,015          34,559
                                              ------------    ------------
     Net Cash Provided by (Used in)
     Investing Activities                           40,636          44,147
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                          5,436          57,653
Cash and Cash Equivalents at Beginning of
Year                                               207,632         196,876
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   213,068     $   254,529
                                              ============    ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (Unaudited)
SERIES 5                                         1999            1998
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $   (40,175)    $  (136,594)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization                                     1,632           3,256
    Accreted Interest Income on Investments
    in Securities                                   (8,167)         (8,751)
    Equity in Losses of Project
    Partnerships                                    20,441         116,221
    Interest Income from Redemption of
    Securities                                      28,428          23,644
    Changes in Operating Assets and
    Liabilities:
    Increase in Receivable from
    Other Series                                   (70,133)              0
    Increase in Payable to General
    Partners                                        24,470          19,931
                                              ------------    ------------
      Net Cash Provided by (Used in)
      Operating Activities                         (43,504)         17,707
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                        9,155           8,706
 Redemption of Investment in Securities             41,148          43,073
                                              ------------    ------------
      Net Cash Provided by (Used in)
      Investing Activities                          50,303          51,779
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                          6,799          69,486
Cash and Cash Equivalents at Beginning of
Year                                               292,994         280,813
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   299,793     $   350,299
                                              ============    ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (Unaudited)
SERIES 6                                         1999            1998
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $  (101,029)    $  (209,077)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization                                     4,014           4,855
    Accreted Interest Income on Investments
    in Securities                                   (7,004)         (7,257)
    Equity in Losses of Project
    Partnerships                                    75,582         183,112
    Interest Income from Redemption of
    Securities                                           0               0
    Changes in Operating Assets and
    Liabilities:
      Increase in Receivable from
      Other Series                                       0               0
      Increase in Payable to General
      Partners                                      26,828          22,527
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Operating Activities                        (1,609)         (5,840)
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                        6,532           8,333
 Redemption of Investment in Securities                  0               0
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Investing Activities                         6,532           8,333
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                          4,923           2,493
Cash and Cash Equivalents at Beginning of
Year                                               408,672         406,255
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   413,595     $   408,748
                                              ============    ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (Unaudited)
TOTAL SERIES 2 - 6                               1999            1998
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $  (348,022)    $  (571,900)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization                                     9,550          12,835
    Accreted Interest Income on Investments
    in Securities                                  (32,711)        (34,802)
    Equity in Losses of Project
    Partnerships                                   258,657         483,011
    Interest Income from Redemption of
    Securities                                      89,481          74,422
    Changes in Operating Assets and
    Liabilities:
    Increase in Receivable from Other
    Series                                        (170,818)              0
    Increase in Payable to Other Series            170,818               0
    Increase in Payable to General
    Partners                                       104,302          85,352
                                              ------------    ------------
      Net Cash Provided by (Used in)
      Operating Activities                          81,257          48,918
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                       34,342          43,719
 Redemption of Investment in Securities            129,519         135,578
                                              ------------    ------------
      Net Cash Provided by (Used in)
      Investing Activities                         163,861         179,297
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                        245,118         228,215
Cash and Cash Equivalents at Beginning of
Year                                             1,216,792       1,180,417
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $ 1,461,910     $ 1,408,632
                                              ============    ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                                JUNE 30, 1999

NOTE 1 - ORGANIZATION:

  Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 1999, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

  Gateway accounts for its investments as the sole limited partner in Project Partnerships ("Investments in Project Partnerships") using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statements of Operations. Under the equity method, the Investments in Project Partnerships initially include:

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

Basis of Preparation

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 1999. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 1999 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $134,607 for Series 2, $119,731 for Series 3, $151,688 for Series 4, $189,058 for Series 5 and $152,667 for Series 6.
For  convenience,  the  Investment  in Securities  are  commonly  held  in  a
brokerage  account  with  Raymond  James and  Associates,  Inc.   A  separate
accounting is maintained for each series' share of the investments.
                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 2                 $   328,413        $   308,242         $    20,171
Series 3                     292,022            274,175              17,847
Series 4                     370,108            347,352              22,756
Series 5                     461,150            432,929              28,221
Series 6                     430,861            406,980              23,881

  As of June 30, 1999, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 2       Series 3       Series 4
                                  --------       --------       --------
Due with 1 year                    $   49,108     $   43,680     $   55,338
After 1 year through 5 years          179,321        159,503        202,074
After 5 years through 10 years         79,813         70,992         89,940
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  308,242     $  274,175     $  347,352
                                   ==========     ==========     ==========

                                  Series 5       Series 6        Total
                                  --------       --------       --------
Due with 1 year                    $   68,975     $   53,162     $  269,263
After 1 year through 5 years          251,857        207,244        999,999
After 5 years through 10 years        112,097        146,574        499,416
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  432,929     $  406,980     $1,768,678
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

  For the three months June 30, 1999 and 1998 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                            1999            1998
                            ----          ------
 Series 2              $  17,162       $  17,193
 Series 3                 15,870          15,911
 Series 4                 19,497          19,533
 Series 5                 24,115          24,166
 Series 6                 26,704          26,780
                       ---------       ---------
 Total                 $ 103,348       $ 103,583
                       =========       =========

  General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

 Series 2              $   1,797        $  1,851
 Series 3                  1,878           1,935
 Series 4                  2,368           2,440
 Series 5                  2,940           3,029
 Series 6                  3,103           3,198
                       ---------        --------
 Total                 $  12,086        $ 12,453
                       =========        ========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes(Series 2 - 22, Series 3 - 23, Series 4 - 29, Series 5
- 36 and Series 6 - 38).
   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 2                                        JUNE 30,       MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,524,678    $  4,524,678

Cumulative equity in losses of Project
Partnerships (1)                                 (4,483,296)     (4,437,682)

Cumulative distributions received from
Project Partnerships                                (72,210)        (69,654)
                                               ------------   -------------

Investment in Project Partnerships before
Adjustment                                          (30,828)         17,342

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      390,838         390,838
 Accumulated amortization of acquisition
fees and expenses                                   (77,813)        (76,601)
                                                -----------    ------------

Investments in Project Partnerships            $    282,197    $    331,579
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,353,062 for the period ended June 30, 1999 and cumulative suspended losses of $1,142,213 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 3                                        JUNE 30,       MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  3,888,713    $  3,888,713

Cumulative equity in losses of Project
Partnerships (1)                                 (3,966,065)     (3,927,601)

Cumulative distributions received from
Project Partnerships                               (164,344)       (155,866)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                         (241,696)       (194,754)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      491,746         491,746
 Accumulated amortization of acquisition
fees and expenses                                   (78,932)        (78,172)
                                                -----------    ------------

Investments in Project Partnerships            $    171,118    $    218,820
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,713,164 for the period ended June 30, 1999 and cumulative suspended losses of $1,581,681 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 4                                        JUNE 30,       MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,952,519    $  4,952,519

Cumulative equity in losses of Project
Partnerships (1)                                 (4,712,742)     (4,634,186)

Cumulative distributions received from
Project Partnerships                               (108,611)       (100,990)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          131,166         217,343

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      562,966         562,967
 Accumulated amortization of acquisition
fees and expenses                                  (105,894)       (103,962)
                                                -----------    ------------

Investments in Project Partnerships            $    588,238    $    676,348
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,131,877 for the period ended June 30, 1999 and cumulative suspended losses of $1,002,895 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 5                                        JUNE 30,       MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  6,164,472    $  6,164,472

Cumulative equity in losses of Project
Partnerships (1)                                 (5,427,840)     (5,407,399)

Cumulative distributions received from
Project Partnerships                               (155,870)       (146,715)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          580,762         610,358

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      650,837         650,837
 Accumulated amortization of acquisition
fees and expenses                                  (117,246)       (115,614)
                                               ------------    ------------

Investments in Project Partnerships            $  1,114,353    $  1,145,581
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,164,175 for the period ended June 30, 1999 and cumulative suspended losses of $929,309 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 6                                        JUNE 30,       MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  7,462,215    $  7,462,215

Cumulative equity in losses of Project
Partnerships (1)                                 (5,571,806)     (5,496,224)

Cumulative distributions received from
Project Partnerships                               (152,188)       (145,656)
                                               ------------   -------------
Investment in Project Partnerships before
Adjustment                                        1,738,221       1,820,335

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      785,179         785,179
 Accumulated amortization of acquisition
fees and expenses                                  (145,442)       (141,428)
                                               ------------    ------------

Investments in Project Partnerships            $  2,377,958    $  2,464,086
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $700,289 for the period ended June 30, 1999 and cumulative suspended losses of $598,829 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6                              JUNE 30,       MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 26,992,597    $ 26,992,597

Cumulative equity in losses of Project
Partnerships (1)                                (24,161,749)    (23,903,092)

Cumulative distributions received from
Project Partnerships                               (653,223)       (618,881)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                        2,177,625       2,470,624

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,881,566       2,881,567
 Accumulated amortization of acquisition
fees and expenses                                  (525,327)       (515,777)
                                                -----------    ------------

Investments in Project Partnerships            $  4,533,864    $  4,836,414
                                               ============    ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                    MARCH 31,,
                                               1999            1998
SERIES 2                                       ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $ 1,763,428     $ 1,697,340
  Investment properties, net                   20,551,425      21,437,691
  Other assets                                     15,740          15,595
                                              -----------     -----------
    Total assets                              $22,330,593     $23,150,626
                                              ===========     ===========
Liabilities and Partners' Equity:
  Current liabilities                             501,446         452,263
  Long-term debt                               23,165,507      23,216,826
                                              -----------     -----------
    Total liabilities                          23,666,953      23,669,089
                                              -----------     -----------
Partners' equity
  Limited Partner                              (1,361,567)       (570,269)
  General Partners                                 25,207          51,806
                                              -----------     -----------
    Total Partners' equity                     (1,336,360)       (518,463)
                                              -----------     -----------
    Total liabilities and partners'
equity                                        $22,330,593     $23,150,626
                                              ===========     ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $   704,648     $   674,916
Expenses:
  Operating expenses                              495,055         418,495
  Interest expense                                239,187         207,000
  Depreciation and amortization                   229,460         233,898
                                              -----------     -----------
    Total expenses                                963,702         859,393

      Net loss                                   (259,054)       (184,477)
                                              ===========     ===========
Other partners' share of net loss                  (2,591)         (1,845)

Partnerships' share of net loss                  (256,463)       (182,632)
Suspended losses                                  210,849         113,386
                                              -----------     -----------
Equity in Losses of Project Partnerships      $  (45,614)     $  (69,246)
                                              ===========     ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                    MARCH 31,,
                                                1999            1998
SERIES 3                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,198,970    $ 2,126,149
  Investment properties, net                    17,834,880     18,667,551
  Other assets                                     216,095        224,455
                                               -----------    -----------
    Total assets                               $20,249,945    $21,018,155
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              499,172        430,047
  Long-term debt                                21,712,606     21,786,186
                                               -----------    -----------
    Total liabilities                           22,211,778     22,216,233
                                               -----------    -----------
Partners' equity
  Limited Partner                               (2,222,181)    (1,502,919)
  General Partners                                 260,348        304,841
                                               -----------    -----------
    Total Partners' equity                      (1,961,833)    (1,198,078)
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $20,249,945    $21,018,155
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $   608,864    $   634,021
Expenses:
  Operating expenses                               369,595        394,834
  Interest expense                                 181,793        150,037
  Depreciation and amortization                    229,140        228,291
                                               -----------    -----------
    Total expenses                                 780,528        773,162

      Net loss                                    (171,664)      (139,141)
                                               ===========    ===========
Other partners' share of net loss                   (1,717)        (1,391)

Partnerships' share of net loss                   (169,947)      (137,750)
Suspended losses                                   131,483         88,143
                                               -----------    -----------
Equity in Losses of Project Partnerships        $  (38,464)    $  (49,607)
                                               ===========    ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                    MARCH 31,,
                                                1999            1998
SERIES 4                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,331,677    $ 2,095,030
  Investment properties, net                    24,043,020     25,028,888
  Other assets                                      21,916         44,390
                                               -----------    -----------
    Total assets                               $26,396,613    $27,168,308
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              682,879        558,948
  Long-term debt                                26,489,140     26,565,661
                                               -----------    -----------
    Total liabilities                           27,172,019     27,124,609
                                               -----------    -----------
Partners' equity
  Limited Partner                                 (967,012)      (179,134)
  General Partners                                 191,606        222,833
                                               -----------    -----------
    Total Partners' equity                        (775,406)        43,699
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $26,396,613    $27,168,308
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $   806,616    $   795,441
Expenses:
  Operating expenses                               429,834        453,909
  Interest expense                                 332,606        230,165
  Depreciation and amortization                    253,810        265,155
                                               -----------    -----------
    Total expenses                               1,016,250        949,229

      Net loss                                    (209,634)      (153,788)
                                               ===========    ===========
Other partners' share of net loss                   (2,096)        (1,538)

Partnerships' share of net loss                   (207,538)      (152,250)
Suspended losses                                   128,982         87,425
                                               -----------    -----------
Equity in Losses of Project Partnerships        $  (78,556)    $  (64,825)
                                               ===========    ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                    MARCH 31,,
                                                1999            1998
SERIES 5                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,846,257    $ 2,732,243
  Investment properties, net                    30,120,120     31,346,991
  Other assets                                       7,499         36,275
                                               -----------    -----------
    Total assets                               $32,973,876    $34,115,509
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              818,028        756,950
  Long-term debt                                32,737,670     32,829,165
                                               -----------    -----------
    Total liabilities                           33,555,698     33,586,115
                                               -----------    -----------
Partners' equity
  Limited Partner                                 (472,278)        599,983
  General Partners                                (109,544)       (70,589)
                                               -----------    -----------
    Total Partners' equity                        (581,822)        529,394
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $32,973,876    $34,115,509
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $   901,356    $   902,914
Expenses:
  Operating expenses                               612,614        551,516
  Interest expense                                 218,343        208,096
  Depreciation and amortization                    328,285        333,352
                                               -----------    -----------
    Total expenses                               1,159,242      1,092,964

      Net loss                                    (257,886)      (190,050)
                                               ===========    ===========
Other partners' share of net loss                   (2,579)        (1,901)

Partnerships' share of net loss                   (255,307)      (188,149)
Suspended losses                                   234,866         71,928
                                               -----------    -----------
Equity in Losses of Project Partnerships        $  (20,441)    $ (116,221)
                                               ===========    ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                    MARCH 31,,
                                                1999            1998
SERIES 6                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 3,160,853    $ 2,988,191
  Investment properties, net                    34,052,870     35,362,364
  Other assets                                      31,775         37,353
                                               -----------    -----------
    Total assets                               $37,245,498    $38,387,908
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              791,217        785,945
  Long-term debt                                35,588,981     35,743,123
                                               -----------    -----------
    Total liabilities                           36,380,198     36,529,068
                                               -----------    -----------
Partners' equity
  Limited Partner                                1,071,248      2,024,016
  General Partners                                (205,948)      (165,176)
                                               -----------    -----------
    Total Partners' equity                         865,300      1,858,840
                                               -----------    -----------
    Total liabilities and partners'            $37,245,498    $38,387,908
equity                                         ===========    ===========

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,011,534    $   966,931
Expenses:
  Operating expenses                               588,704        580,494
  Interest expense                                 247,932        259,487
  Depreciation and amortization                    353,728        368,093
                                               -----------    -----------
    Total expenses                               1,190,364      1,208,074

      Net loss                                    (178,830)      (241,143)
                                               ===========    ===========
Other partners' share of net loss                   (1,788)        (2,411)

Partnerships' share of net loss                   (177,042)      (238,732)
Suspended losses                                   101,460         55,620
                                               -----------    -----------
Equity in Losses of Project Partnerships        $  (75,582)    $ (183,112)
                                               ===========    ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                  MARCH 31,,
                                            1999               1998
TOTAL SERIES 2- 6                           ----               ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                            $ 12,301,185     $ 11,638,953
  Investment properties, net                 126,602,315      131,843,485
  Other assets                                   293,025          358,068
                                             -----------      -----------
    Total assets                            $139,196,525     $143,840,506
                                             ===========      ===========
Liabilities and Partners' Equity:
  Current liabilities                          3,292,742        2,984,153
  Long-term debt                             139,693,904      140,140,961
                                             -----------      -----------
    Total liabilities                        142,986,646      143,125,114
                                             -----------      -----------
Partners' equity
  Limited Partner                             (3,951,790)         371,677
  General Partners                               161,669          343,715
                                             -----------      -----------
    Total Partners' equity                   (3,790,121)          715,392
                                             -----------      -----------
    Total liabilities and partners'
equity                                      $139,196,525     $143,840,506
                                             ===========      ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                      $ 4,033,018      $ 3,974,223
Expenses:
  Operating expenses                           2,495,802        2,399,248
  Interest expense                             1,219,861        1,054,785
  Depreciation and amortization                1,394,423        1,428,789
                                             -----------      -----------
    Total expenses                             5,110,086        4,882,822

      Net loss                                (1,077,068)        (908,599)
                                             ===========      ===========
Other partners' share of net loss                (10,771)          (9,086)

Partnerships' share of net loss               (1,066,297)        (899,513)
Suspended losses                                 807,640          416,502
                                             -----------      -----------
Equity in Losses of Project
Partnerships                                 $  (258,657)     $  (483,011)
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

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the three months ended June 30, 1999 and June 30, 1998. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three months ended June 30, 1999 are comparable for the same period ended June 30, 1998. There were no unusual variations in the operating results between these two periods.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 1999 decreased from $69,246 for the three months ended June 30, 1998 to $45,614 as a result of not including losses of $210,849 in 1999 as compared to $113,386 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At June 30, 1999, the Series had $391,071 of short-term investments (Cash and Cash Equivalents). It also had $308,242 in Zero Coupon Treasuries with annual maturities providing $51,800 in fiscal year 2001 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $59,519 for the three months ended June 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $45,614 and the changes in operating assets and liabilities, net cash provided by activities was $189,705, primarily due to the maturity of the Zero Coupon Treasuries, a portion of which is payable to the other Series. Cash provided by investing activities totaled $31,853, consisting of $2,556 in cash distributions from the Project Partnerships and $29,297 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 1999 decreased from $49,607 for the three months ended June 30, 1998 to $38,464 as a result of not including losses of $131,483 in 1999 as compared to $88,143 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero.

At June 30, 1998, the Series had $144,383 of short-term investments (Cash and Cash Equivalents). It also had $274,175 in Zero Coupon Treasuries with annual maturities providing $46,075 in fiscal year 2001 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $51,951 for the three months ended June 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $38,464 and the changes in operating assets and liabilities, net cash used in operating activities was $28,135, primarily due to the Receivable from Other Series for the maturity of Zero Coupon Treasuries. Cash provided by investing activities totaled
$34,537, consisting of $8,478 in cash distributions from the Project Partnerships and $26,059 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 1999 increased from $64,825 for the three months ended June 30, 1998 to $78,556.

  At June 30, 1999, the Series had $213,068 of short-term investments (Cash and Cash Equivalents). It also had $347,352 in Zero Coupon Treasuries with annual maturities providing $58,372 in fiscal year 2001 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.
  As disclosed on the statement of cash flows, the Series had a net loss of $95,348 for the three months ended June 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $78,556 and the changes in operating assets and liabilities, net cash used in operating activities was $35,200, primarily due to the Receivable from Other Series for the maturity of Zero Coupon Treasuries. Cash provided by investing activities totaled
$40,636, consisting of $7,621 in cash distributions from the Project Partnerships and $33,015 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 1999 decreased from $116,221 for the three months ended June 30, 1998 to $20,441 as a result of not including losses of $234,866 in 1999 as compared to $71,928 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero.

  At June 30, 1999, the Series had $299,793 of short-term investments (Cash and Cash Equivalents). It also had $432,930 in Zero Coupon Treasuries with annual maturities providing $72,753 in fiscal year 2001 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $40,175 for the three months ended June 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $20,441 and the changes in operating assets and liabilities, net cash used in operating activities was $43,504, primarily due to the Receivable from Other Series for the maturity of Zero Coupon Treasuries. Cash provided by investing activities totaled
$50,303, consisting of $9,156 in cash distributions from the Project Partnerships and $41,148 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 1999 decreased from $183,112 for the three months ended June 30, 1998 to $75,582 as a result of not including losses of $101,460 in 1999 as compared to $55,620 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero.

  At June 30, 1999, the Series had $413,595 of short-term investments (Cash and Cash Equivalents). It also had $406,980 in Zero Coupon Treasuries with annual maturities providing $55,000 in fiscal year 2001 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $101,029 for the three months ended June 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $75,582 and the changes in operating assets and liabilities, net cash used in operating activities was $1,609, primarily due to the increase in payable to the General Partners. Cash provided by investing activities totaled $6,532, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.


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


                           GATEWAY TAX CREDIT FUND II LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.






Date: August 13, 1999      By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: August 13, 1999      By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer