Form 10-Q
period 1999-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 1999-10-28
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended          September 30, 1999

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

                      YES     X              NO


                                              Number of Units
      Title of Each Class                   September 30, 1999
Beneficial Assignee Certificates:
$1,000 per certificate                              37,228


                     DOCUMENTS INCORPORATED BY REFERENCE

               Parts I and II, 1998 Form 10-K, filed with the
             Securities and Exchange Commission on July 13, 1999
             Parts III and IV - Form S-11 Registration Statement
                 and all amendments and supplements thereto
                              File No. 33-31821

PART I - Financial Information
 Item 1.  Financial Statements
                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS
SERIES 2                                    September 30,      March 31,
                                                 1999             1999
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   184,694     $   169,513
 Investments in Securities                           50,016          49,538
                                               ------------    ------------
    Total Current Assets                            234,710         219,051

 Investments in Securities                          264,153         302,427
 Investments in Project Partnerships, Net           203,592         331,579
                                              -------------   -------------
    Total Assets                                $   702,455     $   853,057
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         44,759          44,229
                                              -------------   -------------
    Total Current Liabilities                        44,759          44,229
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        329,576         326,949
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 1999 and
March 31,1999 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30,
1999 and March 31,1999, issued and
outstanding                                         378,639         530,860
General Partners                                    (50,519)        (48,981)
                                              -------------   -------------
  Total Partners' Equity                            328,120         481,879
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   702,455     $   853,057
                                              =============   =============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS


SERIES 3                                     September 30,     March 31,
                                                 1999            1999
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   148,088     $   137,981
 Investments in Securities                           44,488          44,063
                                               ------------    ------------
  Total Current Assets                              192,576         182,044

 Investments in Securities                          234,957         269,002
 Investments in Project Partnerships, Net           152,793         218,820
                                              -------------   -------------
    Total Assets                                $   580,326     $   669,866
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         48,101          48,298
                                              -------------   -------------
  Total Current Liabilities                          48,101          48,298
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        240,203         248,238
                                              -------------   -------------
Partners' Equity:
 Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 1999 and
March 31, 1999 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30,
1999 and  March 31, 1999, issued and
outstanding                                         336,917         417,412
General Partners                                    (44,895)        (44,082)
                                              -------------   -------------
  Total Partners' Equity                            292,022         373,330
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   580,326     $   669,866
                                              =============   =============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 4                                     September 30,     March 31,
                                                 1999            1999
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   225,166     $   207,632
 Investments in Securities                           56,362          55,823
                                               ------------    ------------
  Total Current Assets                              281,528         263,455

 Investments in Securities                          297,669         340,799
 Investments in Project Partnerships, Net           534,489         676,348
                                              -------------   -------------
    Total Assets                                $ 1,113,686     $ 1,280,602
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         53,019          53,248
                                              -------------   -------------
  Total Current Liabilities                          53,019          53,248
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        311,643         312,891
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 1999 and
March 31, 1999 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30,
1999 and March 31, 1999, issued and
outstanding                                         802,187         965,972
General Partners                                    (53,163)        (51,509)
                                              -------------   -------------
  Total Partners' Equity                            749,024         914,463
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 1,113,686     $ 1,280,602
                                              =============   =============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 5                                    September 30,      March 31,
                                                 1999             1999
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   305,306     $   292,994
 Investments in Securities                           70,251          69,576
                                               ------------    ------------
  Total Current Assets                              375,557         362,570

 Investments in Securities                          371,003         424,763
 Investments in Project Partnerships, Net         1,021,142       1,145,581
                                              -------------   -------------
    Total Assets                                $ 1,767,702     $ 1,932,914
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         71,096          71,427
                                              -------------   -------------
  Total Current Liabilities                          71,096          71,427
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        300,685         308,232
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 1999 and
March 31,1999 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30,
1999 and March 31,1999, issued and
outstanding                                       1,457,585       1,613,346
General Partners                                    (61,664)        (60,091)
                                              -------------   -------------
  Total Partners' Equity                          1,395,921       1,553,255
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 1,767,702     $ 1,932,914
                                              =============   =============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 6                                    September 30,      March 31,
                                                 1999             1999
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   354,627     $   408,672
 Investments in Securities                           54,005          52,341
                                               ------------    ------------
  Total Current Assets                              408,632         461,013

 Investments in Securities                          360,180         347,635
 Investments in Project Partnerships, Net         2,108,649       2,464,086
                                              -------------   -------------
    Total Assets                                $ 2,877,461     $ 3,272,734
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         66,637          67,059
                                              -------------   -------------
  Total Current Liabilities                          66,637          67,059
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        388,847         388,370
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 1999 and
March 31,1999 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30,
1999 and March 31,1999, issued and
outstanding                                       2,486,483       2,877,858
General Partners                                    (64,506)        (60,553)
                                              -------------   -------------
  Total Partners' Equity                          2,421,977       2,817,305
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 2,877,461     $ 3,272,734
                                              =============   =============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

TOTAL SERIES 2 - 6                           September 30,     March 31,
                                                 1999            1999
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,217,881     $ 1,216,792
 Investments in Securities                          275,122         271,341
                                               ------------    ------------
  Total Current Assets                            1,493,003       1,488,133

 Investments in Securities                        1,527,962       1,684,626
 Investments in Project Partnerships, Net         4,020,665       4,836,414
                                              -------------   -------------
    Total Assets                                $ 7,041,630     $ 8,009,173
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                        283,612         284,261
                                              -------------   -------------
  Total Current Liabilities                         283,612         284,261
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                      1,570,954       1,584,680
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 1999 and
March 31, 1999 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30,
1999 and March 31, 19990, issued and
outstanding                                       5,461,811       6,405,448
General Partners                                   (274,747)       (265,216)
                                              -------------   -------------
  Total Partners' Equity                          5,187,064       6,140,232
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 7,041,630     $ 8,009,173
                                              =============   =============



               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 2                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $     8,235   $     8,841
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                17,162        17,193
 General and Administrative:
  General Partner                                     2,681         2,671
  Other                                               5,627         5,342
 Amortization                                         1,212         1,345
                                               ------------  ------------
  Total Expenses                                     26,682        26,551
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (18,447)      (17,710)
Equity in Losses of Project Partnerships            (75,793)      (25,463)
                                               ------------  ------------
Net Loss                                        $   (94,240)  $   (43,173)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (93,297)      (42,741)
 General Partners                                      (943)         (432)
                                               ------------  ------------
                                                $   (94,240)  $   (43,173)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $    (15.21)  $     (6.97)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,136         6,136
                                               ============  ============



               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 3                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $     7,141   $     7,866
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                15,870        15,911
 General and Administrative:
  General Partner                                     2,803         2,792
  Other                                               4,966         5,646
 Amortization                                           760         1,115
                                               ------------  ------------
  Total Expenses                                     24,399        25,464
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (17,258)      (17,598)
Equity in Losses of Project Partnerships            (12,099)     (102,920)
                                               ------------  ------------
Net Loss                                        $   (29,357)  $  (120,518)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (29,064)     (119,313)
 General Partners                                      (293)       (1,205)
                                               ------------  ------------
                                                $   (29,357)  $  (120,518)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $     (5.32)  $    (21.87)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              5,456         5,456
                                               ============  ============



               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 4                                        1999             1998
                                                ----             ----
Revenues:
 Interest Income                                $     9,424    $    10,208
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                19,497         19,533
 General and Administrative:
  General Partner                                     3,530          3,521
  Other                                               6,116          6,941
 Amortization                                         1,932          1,514
                                               ------------   ------------
  Total Expenses                                     31,075         31,509
                                               ------------   ------------
Loss Before Equity in Losses of
 Project Partnerships                               (21,651)       (21,301)
Equity in Losses of Project Partnerships            (48,440)        30,088
                                               ------------   ------------
Net Loss                                        $   (70,091)   $     8,787
                                               ============   ============
Allocation of Net Loss:
 Assignees                                          (69,390)         8,699
 General Partners                                      (701)            88
                                               ------------   ------------
                                                $   (70,091)   $     8,787
                                               ============   ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (10.04)   $      1.26
Number of Beneficial Assignee                  ============   ============
Certificates Outstanding                              6,915          6,915
                                               ============   ============



               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 5                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    12,055   $    13,130
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                24,115        24,166
 General and Administrative:
  General Partner                                     4,387         4,371
  Other                                               7,501         9,717
 Amortization                                         1,632         3,256
                                               ------------  ------------
  Total Expenses                                     37,635        41,510
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (25,580)      (28,380)
Equity in Losses of Project Partnerships            (91,579)     (132,040)
                                               ------------  ------------
Net Loss                                        $  (117,159) $   (160,420)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (115,988)     (158,816)
 General Partners                                    (1,171)       (1,604)
                                               ------------  ------------
                                                $  (117,159)  $  (160,420)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (13.46)  $    (18.44)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              8,616         8,616
                                               ============  ============



               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 6                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    11,485   $    12,347
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                26,704        26,780
 General and Administrative:
  General Partner                                     4,631         4,612
  Other                                               8,074         9,059
 Amortization                                         4,014         4,855
                                               ------------  ------------
  Total Expenses                                     43,423        45,306
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (31,938)      (32,959)
Equity in Losses of Project Partnerships           (262,361)     (155,286)
                                               ------------  ------------
Net Loss                                        $  (294,299)  $  (188,245)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (291,356)     (186,363)
 General Partners                                    (2,943)       (1,882)
                                               ------------  ------------
                                                $  (294,299)  $  (188,245)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (28.83)  $    (18.45)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                             10,105        10,105
                                               ============  ============



               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
TOTAL SERIES 2 - 6                              1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    48,340   $    52,392
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               103,348       103,583
 General and Administrative:
  General Partner                                    18,032        17,967
  Other                                              32,284        36,705
 Amortization                                         9,550        12,085
                                               ------------  ------------
  Total Expenses                                    163,214       170,340
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                              (114,874)     (117,948)
Equity in Losses of Project Partnerships           (490,272)     (385,621)
                                               ------------  ------------
Net Loss                                        $  (605,146)  $  (503,569)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (599,094)     (498,533)
 General Partners                                    (6,052)       (5,036)
                                               ------------  ------------
                                                $  (605,146)  $  (503,569)
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 2                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    16,217   $    17,870
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                34,324        34,386
 General and Administrative:
  General Partner                                     4,478         4,522
  Other                                               7,343         6,875
 Amortization                                         2,424         2,690
                                               ------------  ------------
  Total Expenses                                     48,569        48,473
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (32,352)      (30,603)
Equity in Losses of Project Partnerships           (121,407)      (94,709)
                                               ------------  ------------
Net Loss                                        $  (153,759)  $  (125,312)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (152,221)     (124,059)
 General Partners                                    (1,538)       (1,253)
                                               ------------  ------------
                                                $  (153,759)  $  (125,312)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $    (24.81)  $    (20.22)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,136         6,136
                                               ============  ============



               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 3                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    14,135   $    15,371
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                31,740        31,822
 General and Administrative:
  General Partner                                     4,681         4,727
  Other                                               6,939         7,403
 Amortization                                         1,520         2,230
                                               ------------  ------------
  Total Expenses                                     44,880        46,182
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (30,745)       30,811)
Equity in Losses of Project Partnerships            (50,563)     (152,527)
                                               ------------  ------------
Net Loss                                        $   (81,308)  $  (183,338)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (80,495)     (181,505)
 General Partners                                      (813)       (1,833)
                                               ------------  ------------
                                                $   (81,308)  $  (183,338)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $    (14.75)  $    (33.27)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              5,456         5,456
                                               ============  ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 4                                        1999             1998
                                                ----             ----
Revenues:
 Interest Income                                $    18,609    $    19,981
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                38,994         39,066
 General and Administrative:
  General Partner                                     5,898          5,961
  Other                                               8,296          8,922
 Amortization                                         3,864          3,778
                                               ------------   ------------
  Total Expenses                                     57,052         57,727
                                               ------------   ------------
Loss Before Equity in Losses of
 Project Partnerships                               (38,443)       (37,746)
Equity in Losses of Project Partnerships           (126,996)       (34,737)
                                               ------------   ------------
Net Loss                                        $  (165,439)    $  (72,483)
                                               ============   ============
Allocation of Net Loss:
 Assignees                                         (163,785)       (71,758)
 General Partners                                    (1,654)          (725)
                                               ------------   ------------
                                                $  (165,439)   $   (72,483)
                                               ============   ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (23.69)   $    (10.38)
Number of Beneficial Assignee                  ============   ============
Certificates Outstanding                              6,915          6,915
                                               ============   ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 5                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    23,846   $    25,755
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                48,230        48,332
 General and Administrative:
  General Partner                                     7,327         7,400
  Other                                              10,339        12,264
 Amortization                                         3,264         6,512
                                               ------------  ------------
  Total Expenses                                     69,160        74,508
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (45,314)      (48,753)
Equity in Losses of Project Partnerships           (112,020)     (248,261)
                                               ------------  ------------
Net Loss                                        $  (157,334) $   (297,014)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (155,761)     (294,044)
 General Partners                                    (1,573)       (2,970)
                                               ------------  ------------
                                                $  (157,334)  $  (297,014)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (18.08)  $    (34.13)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              8,616         8,616
                                               ============  ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 6                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    22,760   $    24,513
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                53,408        53,560
 General and Administrative:
  General Partner                                     7,734         7,810
  Other                                              10,975        12,357
 Amortization                                         8,028         9,710
                                               ------------  ------------
  Total Expenses                                     80,145        83,437
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (57,385)      (58,924)
Equity in Losses of Project Partnerships           (337,943)     (338,398)
                                               ------------  ------------
Net Loss                                        $  (395,328)  $  (397,322)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (391,375)     (393,349)
 General Partners                                    (3,953)       (3,973)
                                               ------------  ------------
                                                $  (395,328)  $  (397,322)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (38.73)  $    (38.93)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                             10,105        10,105
                                               ============  ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
TOTAL SERIES 2 - 6                              1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    95,567   $   103,490
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               206,696       207,166
 General and Administrative:
  General Partner                                    30,118        30,420
  Other                                              43,892        47,821
 Amortization                                        19,100        24,920
                                               ------------  ------------
  Total Expenses                                    299,806       310,327
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                              (204,239)     (206,837)
Equity in Losses of Project Partnerships           (748,929)     (868,632)
                                               ------------  ------------
Net Loss                                        $  (953,168)  $(1,075,469)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (943,637)   (1,064,715)
 General Partners                                    (9,531)      (10,754)
                                               ------------  ------------
                                                $  (953,168)  $(1,075,469)
                                               ============  ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)


                                                General
SERIES 2                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $    749,952    $   (46,768)    $    703,184

Net Loss                           (124,059)        (1,253)        (125,312)
                              -------------    ------------   -------------

Balance at September 30,1998   $    625,893    $   (48,021)    $    577,872
                              =============    ============   =============


Balance at March 31, 1999      $    530,860    $   (48,981)    $    481,879

Net Loss                           (152,221)        (1,538)        (153,759)
                              -------------    ------------   -------------

Balance at September 30,1999   $    378,639    $   (50,519)    $    328,120
                              =============    ============   =============


               See accompanying notes to financial statements.



                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)


                                                General
SERIES 3                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $    602,863    $   (42,209)    $    560,654

Net Loss                           (181,505)        (1,833)        (183,338)
                              -------------    ------------   -------------

Balance at September 30,1998   $    421,358    $   (44,042)    $    377,316
                              =============    ============   =============


Balance at March 31, 1999      $    417,412    $   (44,082)    $    373,330

Net Loss                            (80,495)          (813)         (81,308)
                              -------------    ------------   -------------

Balance at September 30,1999   $    336,917    $   (44,895)    $    292,022
                              =============    ============   =============


               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)


                                                General
SERIES 4                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $  1,311,156    $   (48,022)    $  1,263,134

Net Loss                            (71,758)          (725)         (72,483)
                              -------------    ------------   -------------

Balance at September 30,1998   $  1,239,398    $   (48,747)    $  1,190,651
                              =============    ============   =============


Balance at March 31, 1999      $    965,972    $   (51,509)    $    914,463

Net Loss                           (163,785)        (1,654)        (165,439)
                              -------------    ------------   -------------

Balance at September 30,1999   $    802,187    $   (53,163)    $    749,024
                              =============    ============   =============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)


                                                General
SERIES 5                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $  2,012,865    $   (56,055)    $  1,956,810

Net Loss                           (294,044)        (2,970)        (297,014)
                              -------------    ------------   -------------

Balance at September 30,1998   $  1,718,821    $   (59,025)    $  1,659,796
                              =============    ============   =============


Balance at March 31, 1999      $  1,613,346    $   (60,091)    $  1,553,255

Net Loss                           (155,761)        (1,573)        (157,334)
                              -------------    ------------   -------------

Balance at September 30,1999   $  1,457,585    $   (61,664)    $  1,395,921
                              =============    ============   =============


               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)


                                                General
SERIES 6                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $  3,572,169    $   (53,540)    $  3,518,629

Net Loss                           (393,349)        (3,973)        (397,322)
                              -------------    ------------   -------------

Balance at September 30,1998   $  3,178,820    $   (57,513)    $  3,121,307
                              =============    ============   =============


Balance at March 31, 1999      $  2,877,858    $   (60,553)    $  2,817,305

Net Loss                           (391,375)        (3,953)        (395,328)
                              -------------    ------------   -------------

Balance at September 30,1999   $  2,486,483    $   (64,506)    $  2,421,977
                              =============    ============   =============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)


                                                General
TOTAL SERIES 2 - 6             Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $  8,249,005    $  (246,594)    $  8,002,411

Net Loss                         (1,064,715)       (10,754)      (1,075,469)
                              -------------    ------------   -------------

Balance at September 30,1998   $  7,184,290    $  (257,348)    $  6,926,942
                              =============    ============   =============


Balance at March 31, 1999      $  6,405,448    $  (265,216)    $  6,140,232

Net Loss                           (943,637)        (9,531)        (953,168)
                              -------------    ------------   -------------

Balance at September 30,1999   $  5,461,811    $  (274,747)    $  5,187,064
                              =============    ============   =============


               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)

SERIES 2                                        1999            1998
--------                                        ----            ----
Cash Flows from Operating Activities:
 Net Loss                                     $  (153,759)     $  (125,312)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
   Amortization                                     2,424            2,690
   Accreted Interest Income on Investments
   in Securities                                  (11,741)         (12,580)
   Equity in Losses of Project
   Partnerships                                   121,407           94,709
   Interest Income from Redemption of
   Securities                                      20,241           16,834
   Changes in Operating Assets and
   Liabilities:
    Increase in Payable to General Partners         3,156           (3,505)
                                             ------------     ------------
      Net Cash Used in Operating Activities       (18,272)         (27,164)
                                             ------------     ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                       4,156            5,393
 Redemption of Investment in Securities            29,297           30,668
                                             ------------     ------------
      Net Cash Provided by Investing
      Activities                                   33,453           36,061
                                             ------------     ------------
Increase (Decrease) in Cash and Cash
Equivalents                                        15,181            8,897
Cash and Cash Equivalents at Beginning of
Year                                              169,513          160,851
                                             ------------     ------------
Cash and Cash Equivalents at End of Year      $   184,694      $   169,748
                                             ============     ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)
SERIES 3                                         1999            1998
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $   (81,308)    $  (183,338)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
   Amortization                                      1,520           2,230
   Accreted Interest Income on Investments
   in Securities                                   (10,444)        (11,190)
   Equity in Losses of Project
   Partnerships                                     50,563         152,527
   Interest Income from Redemption of
   Securities                                       18,004          14,974
   Changes in Operating Assets and
   Liabilities:
     Increase in Payable to General
      Partners                                      (8,231)        (18,479)
                                              ------------    ------------
     Net Cash Provided by (Used in)
     Operating Activities                          (29,896)        (43,276)
                                              ------------    ------------

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                       13,944          16,276
 Redemption of Investment in Securities             26,059          27,278
                                              ------------    ------------
     Net Cash Provided by (Used in)
     Investing Activities                           40,003          43,554
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         10,107             278
Cash and Cash Equivalents at Beginning of
Year                                               137,981         135,622
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   148,088     $   135,900
                                              ============    ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)
SERIES 4                                         1999            1998
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $  (165,439)    $   (72,483)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization                                     3,864           3,778
    Accreted Interest Income on Investments
    in Securities                                  (13,231)        (14,176)
    Equity in Losses of Project
    Partnerships                                   126,996          34,737
    Interest Income from Redemption of
    Securities                                      22,808          18,970
    Changes in Operating Assets and
    Liabilities:
    Increase in Payable to General
    Partners                                        (1,477)         (6,889)
                                              ------------    ------------
     Net Cash Provided by (Used in)
     Operating Activities                          (26,479)        (36,063)
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                       10,998          13,582
 Redemption of Investment in Securities             33,015          34,559
                                              ------------    ------------
     Net Cash Provided by (Used in)
     Investing Activities                           44,013          48,141
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         17,534          12,078
Cash and Cash Equivalents at Beginning of
Year                                               207,632         196,876
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   225,166     $   208,954
                                              ============    ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)
SERIES 5                                         1999            1998
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                     $   (157,334)    $  (297,014)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization                                     3,264           6,512
    Accreted Interest Income on Investments
    in Securities                                  (16,491)        (17,669)
    Equity in Losses of Project
    Partnerships                                   112,020         248,261
    Interest Income from Redemption of
    Securities                                      28,428          23,644
    Changes in Operating Assets and
    Liabilities:
    Increase in Payable to General
    Partners                                        (7,878)        (13,039)
                                              ------------    ------------
      Net Cash Provided by (Used in)
      Operating Activities                         (37,991)        (49,305)
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                        9,155          14,165
 Redemption of Investment in Securities             41,148          43,073
                                              ------------    ------------
      Net Cash Provided by (Used in)
      Investing Activities                          50,303          57,238
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         12,312           7,933
Cash and Cash Equivalents at Beginning of
Year                                               292,994         280,813
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   305,306     $   288,746
                                              ============    ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)
SERIES 6                                         1999            1998
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $  (395,328)    $  (397,322)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization                                     8,028           9,710
    Accreted Interest Income on Investments
    in Securities                                  (14,208)        (14,720)
    Equity in Losses of Project
    Partnerships                                   337,943         338,398
    Interest Income from Redemption of
    Securities                                           0               0
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners                                          54          (6,235)
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Operating Activities                       (63,511)        (70,169)
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                        9,466           8,333
 Redemption of Investment in Securities                  0               0
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Investing Activities                         9,466           8,333
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                        (54,045)        (61,836)
Cash and Cash Equivalents at Beginning of
Year                                               408,672         406,255
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   354,627     $   344,419
                                              ============    ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)
TOTAL SERIES 2 - 6                               1999            1998
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $  (953,168)    $(1,075,469)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization                                    19,100          24,920
    Accreted Interest Income on Investments
    in Securities                                  (66,115)        (70,335)
    Equity in Losses of Project
    Partnerships                                   748,929         868,632
    Interest Income from Redemption of
    Securities                                      89,481          74,422
    Changes in Operating Assets and
    Liabilities:
    Increase in Payable to General
    Partners                                       (14,376)        (48,147)
                                              ------------    ------------
      Net Cash Provided by (Used in)
      Operating Activities                        (176,149)       (225,977)
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                       47,719          57,749
 Redemption of Investment in Securities            129,519         135,578
                                              ------------    ------------
      Net Cash Provided by (Used in)
      Investing Activities                         177,238         193,327
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                          1,089         (32,650)
Cash and Cash Equivalents at Beginning of
Year                                             1,216,792       1,180,417
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $ 1,217,881     $ 1,147,767
                                              ============    ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                             SEPTEMBER 30, 1999

NOTE 1 - ORGANIZATION:

  Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 1999, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

Reclassifications

   For   comparability,  the  1998  figures  have  been  reclassified,  where appropriate, to conform with the financial statement presentation used in 1999.
Basis of Preparation

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 1999 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $140,535 for Series 2, $125,002 for Series 3, $158,366 for Series 4, $197,383 for Series 5 and $159,872 for Series 6.
For  convenience,  the  Investment  in Securities  are  commonly  held  in  a
brokerage  account  with  Raymond  James and  Associates,  Inc.   A  separate
accounting is maintained for each series' share of the investments.
                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 2                 $   331,570        $   314,169         $    17,401
Series 3                     294,829            279,445              15,384
Series 4                     373,663            354,031              19,632
Series 5                     465,582            441,254              24,328
Series 6                     430,995            414,185              16,810

  As of September 30, 1999, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 2       Series 3       Series 4
                                  --------       --------       --------
Due with 1 year                    $   50,016     $   44,488     $   56,362
After 1 year through 5 years          182,769        162,571        205,960
After 5 years through 10 years         81,384         72,386         91,709
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  314,169     $  279,445     $  354,031
                                   ==========     ==========     ==========

                                  Series 5       Series 6        Total
                                  --------       --------       --------
Due with 1 year                    $   70,251     $   54,005     $  275,122
After 1 year through 5 years          256,700        210,850      1,018,850
After 5 years through 10 years        114,303        149,330        509,112
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  441,254     $  414,185     $1,803,084
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

  For the six months September 30, 1999 and 1998 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                            1999            1998
                            ----          ------
 Series 2              $  34,324       $  34,386
 Series 3                 31,740          31,822
 Series 4                 38,994          39,066
 Series 5                 48,230          48,332
 Series 6                 53,408          53,560
                       ---------       ---------
 Total                 $ 206,696       $ 207,166
                       =========       =========

  General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

 Series 2              $   4,478        $  4,522
 Series 3                  4,681           4,727
 Series 4                  5,898           5,961
 Series 5                  7,327           7,400
 Series 6                  7,734           7,810
                       ---------        --------
 Total                 $  30,118        $ 30,420
                       =========        ========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes(Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5
- 36 and Series 6 - 38).
   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 2                                     SEPTEMBER 30,     MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,524,678    $  4,524,678

Cumulative equity in losses of Project
Partnerships (1)                                 (4,559,089)     (4,437,682)

Cumulative distributions received from              (73,810)        (69,654)
Project Partnerships                           ------------   -------------

Investment in Project Partnerships before
Adjustment                                         (108,221)         17,342

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      390,838         390,838
 Accumulated amortization of acquisition
 fees and expenses                                  (79,025)        (76,601)
                                                -----------    ------------

Investments in Project Partnerships            $    203,592    $    331,579
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,507,781 for the period ended September 30, 1999 and cumulative suspended losses of $1,142,213 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 3                                     SEPTEMBER 30,     MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  3,888,713    $  3,888,713

Cumulative equity in losses of Project
Partnerships (1)                                 (3,978,164)     (3,927,601)

Cumulative distributions received from
Project Partnerships                               (169,810)       (155,866)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                         (259,261)       (194,754)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      491,746         491,746
 Accumulated amortization of acquisition
 fees and expenses                                  (79,692)        (78,172)
                                                -----------    ------------

Investments in Project Partnerships            $    152,793    $    218,820
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,902,700 for the period ended September 30, 1999 and cumulative suspended losses of $1,581,681 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 4                                     SEPTEMBER 30,     MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,952,519    $  4,952,519

Cumulative equity in losses of Project
Partnerships (1)                                 (4,761,182)     (4,634,186)

Cumulative distributions received from
Project Partnerships                               (111,988)       (100,990)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                           79,349         217,343

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      562,966         562,967
 Accumulated amortization of acquisition
fees and expenses                                  (107,826)       (103,962)
                                                -----------    ------------

Investments in Project Partnerships            $    534,489    $    676,348
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,244,668 for the period ended September 30, 1999 and cumulative suspended losses of $1,002,895 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 5                                     SEPTEMBER 30,     MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  6,164,472    $  6,164,472

Cumulative equity in losses of Project
Partnerships (1)                                 (5,519,419)     (5,407,399)

Cumulative distributions received from
Project Partnerships                               (155,870)       (146,715)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          489,183         610,358

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      650,837         650,837
 Accumulated amortization of acquisition
 fees and expenses                                 (118,878)       (115,614)
                                               ------------    ------------

Investments in Project Partnerships            $  1,021,142    $  1,145,581
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,446,978 for the period ended September 30, 1999 and cumulative suspended losses of $929,309 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 6                                     SEPTEMBER 30,     MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  7,462,215    $  7,462,215

Cumulative equity in losses of Project
Partnerships (1)                                 (5,834,167)     (5,496,224)

Cumulative distributions received from
Project Partnerships                               (155,122)       (145,656)
                                               ------------   -------------
Investment in Project Partnerships before
Adjustment                                        1,472,926       1,820,335

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      785,179         785,179
 Accumulated amortization of acquisition
 fees and expenses                                 (149,456)       (141,428)
                                               ------------    ------------

Investments in Project Partnerships            $  2,108,649    $  2,464,086
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $864,258 for the period ended September 30, 1999 and cumulative suspended losses of $598,829 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6                           SEPTEMBER 30,     MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 26,992,597    $ 26,992,597

Cumulative equity in losses of Project
Partnerships (1)                                (24,652,021)    (23,903,092)

Cumulative distributions received from
Project Partnerships                               (666,600)       (618,881)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                        1,673,976       2,470,624

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,881,566       2,881,567
 Accumulated amortization of acquisition
 fees and expenses                                 (534,877)       (515,777)
                                                -----------    ------------

Investments in Project Partnerships            $  4,020,665    $  4,836,414
                                               ============    ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                     JUNE 30,
                                               1999            1998
SERIES 2                                       ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $ 1,816,046     $ 1,750,157
  Investment properties, net                   20,322,293      21,204,830
  Other assets                                     14,201          35,271
                                              -----------     -----------
    Total assets                              $22,152,540     $22,990,258
                                              ===========     ===========
Liabilities and Partners' Equity:
  Current liabilities                             568,789         437,533
  Long-term debt                               23,155,354      23,206,573
                                              -----------     -----------
    Total liabilities                          23,724,143      23,644,106
                                              -----------     -----------
Partners' equity
  Limited Partner                              (1,592,829)       (704,300)
  General Partners                                 21,226          50,452
                                              -----------     -----------
    Total Partners' equity                     (1,571,603)       (653,848)
                                              -----------     -----------
    Total liabilities and partners'
equity                                        $22,152,540     $22,990,258
                                              ===========     ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $ 1,240,418     $ 1,356,115
Expenses:
  Operating expenses                              942,468         796,685
  Interest expense                                330,924         411,496
  Depreciation and amortization                   458,920         467,796
                                              -----------     -----------
    Total expenses                              1,732,312       1,675,977

      Net loss                                   (491,894)       (319,862)
                                              ===========     ===========
Other partners' share of net loss                  (4,919)         (3,199)

Partnerships' share of net loss                  (486,975)       (316,663)
Suspended losses                                  365,568         221,954
                                              -----------     -----------
Equity in Losses of Project Partnerships       $ (121,407)     $  (94,709)
                                              ===========     ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                     JUNE 30,
                                                1999            1998
SERIES 3                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,215,363    $ 2,142,090
  Investment properties, net                    17,622,467     18,451,962
  Other assets                                     212,916        221,466
                                               -----------    -----------
    Total assets                               $20,050,746    $20,815,518
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              533,518        484,048
  Long-term debt                                21,693,402     21,758,002
                                               -----------    -----------
    Total liabilities                           22,226,920     22,242,050
                                               -----------    -----------
Partners' equity
  Limited Partner                               (2,429,165)    (1,729,088)
  General Partners                                 252,991        302,556
                                               -----------    -----------
    Total Partners' equity                      (2,176,174)    (1,426,532)
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $20,050,746    $20,815,518
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,218,434    $ 1,187,591
Expenses:
  Operating expenses                               826,215        830,029
  Interest expense                                 314,660        267,363
  Depreciation and amortization                    452,925        457,794
                                               -----------    -----------
    Total expenses                               1,593,800      1,555,186

      Net loss                                    (375,366)      (367,595)
                                               ===========    ===========
Other partners' share of net loss                   (3,754)        (3,676)

Partnerships' share of net loss                   (371,612)      (363,919)
Suspended losses                                   321,049        211,392
                                               -----------    -----------
Equity in Losses of Project Partnerships        $  (50,563)    $ (152,527)
                                               ===========    ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                     JUNE 30,
                                                1999            1998
SERIES 4                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,421,613    $ 2,281,638
  Investment properties, net                    23,796,605     24,774,619
  Other assets                                      25,015         46,196
                                               -----------    -----------
    Total assets                               $26,243,233    $27,102,453
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              849,130        592,640
  Long-term debt                                26,350,949     26,531,497
                                               -----------    -----------
    Total liabilities                           27,200,079     27,124,137
                                               -----------    -----------
Partners' equity
  Limited Partner                               (1,137,532)      (240,423)
  General Partners                                 180,686        218,739
                                               -----------    -----------
    Total Partners' equity                        (956,846)       (21,684)
                                               -----------    -----------
    Total liabilities and partners'
    equity                                     $26,243,233    $27,102,453
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,500,178    $ 1,656,330
Expenses:
  Operating expenses                             1,030,493        981,127
  Interest expense                                 334,559        357,041
  Depreciation and amortization                    507,620        530,310
                                               -----------    -----------
    Total expenses                               1,872,672      1,868,478

      Net loss                                    (372,494)      (212,148)
                                               ===========    ===========
Other partners' share of net loss                   (3,725)        (2,121)

Partnerships' share of net loss                   (368,769)      (210,027)
Suspended losses                                   241,773        175,290
                                               -----------    -----------
Equity in Losses of Project Partnerships        $ (126,996)    $  (34,737)
                                               ===========    ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                     JUNE 30,
                                                1999            1998
SERIES 5                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,943,437    $ 2,759,912
  Investment properties, net                    29,808,118     31,015,360
  Other assets                                       5,756         71,380
                                               -----------    -----------
    Total assets                               $32,757,311    $33,846,652
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                            1,026,137        756,060
  Long-term debt                                32,709,285     32,813,316
                                               -----------    -----------
    Total liabilities                           33,735,422     33,569,376
                                               -----------    -----------
Partners' equity
  Limited Partner                                 (853,820)       350,386
  General Partners                                (124,291)       (73,110)
                                               -----------    -----------
    Total Partners' equity                        (978,111)       277,276
                                               -----------    -----------
    Total liabilities and partners'
    equity                                     $32,757,311    $33,846,652
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,806,888    $ 1,765,354
Expenses:
  Operating expenses                             1,338,080      1,123,887
  Interest expense                                 448,287        417,261
  Depreciation and amortization                    656,570        666,375
                                               -----------    -----------
    Total expenses                               2,442,937      2,207,523

      Net loss                                    (636,049)      (442,169)
                                               ===========    ===========
Other partners' share of net loss                   (6,360)        (4,422)

Partnerships' share of net loss                   (629,689)      (437,747)
Suspended losses                                   517,669        189,486
                                               -----------    -----------
Equity in Losses of Project Partnerships        $ (112,020)    $ (248,261)
                                               ===========    ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                     JUNE 30,
                                                1999            1998
SERIES 6                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 3,167,201    $ 3,077,417
  Investment properties, net                    33,752,053     35,013,401
  Other assets                                      15,073         24,437
                                               -----------    -----------
    Total assets                               $36,934,327    $38,115,255
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                            1,026,293        788,868
  Long-term debt                                35,485,020     35,658,804
                                               -----------    -----------
    Total liabilities                           36,511,313     36,447,672
                                               -----------    -----------
Partners' equity
  Limited Partner                                  639,094      1,834,672
  General Partners                                (216,080)      (167,089)
                                               -----------    -----------
    Total Partners' equity                         423,014      1,667,583
                                               -----------    -----------
    Total liabilities and partners'            $36,934,327    $38,115,255
equity                                         ===========    ===========

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,875,629    $ 1,988,399
Expenses:
  Operating expenses                             1,250,340      1,141,374
  Interest expense                                 527,298        546,487
  Depreciation and amortization                    707,458        732,938
                                               -----------    -----------
    Total expenses                               2,485,096      2,420,799

      Net loss                                    (609,467)      (432,400)
                                               ===========    ===========
Other partners' share of net loss                   (6,095)        (4,324)

Partnerships' share of net loss                   (603,372)      (428,076)
Suspended losses                                   265,429         89,678
                                               -----------    -----------
Equity in Losses of Project Partnerships        $ (337,943)    $ (338,398)
                                               ===========    ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                   JUNE 30,
                                            1999               1998
TOTAL SERIES 2- 6                           ----               ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                            $ 12,563,660     $ 12,011,214
  Investment properties, net                 125,301,536      130,460,172
  Other assets                                   272,961          398,750
                                             -----------      -----------
    Total assets                            $138,138,157     $142,870,136
                                             ===========      ===========
Liabilities and Partners' Equity:
  Current liabilities                          4,003,867        3,059,149
  Long-term debt                             139,394,010      139,968,192
                                             -----------      -----------
    Total liabilities                        143,397,877      143,027,341
                                             -----------      -----------
Partners' equity
  Limited Partner                             (5,374,252)        (488,753)
  General Partners                               114,532          331,548
                                             -----------      -----------
    Total Partners' equity                    (5,259,720)        (157,205)
                                             -----------      -----------
    Total liabilities and partners'
equity                                      $138,138,157     $142,870,136
                                             ===========      ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                      $ 7,641,547      $ 7,953,789
Expenses:
  Operating expenses                           5,387,596        4,873,102
  Interest expense                             1,955,728        1,999,648
  Depreciation and amortization                2,783,493        2,855,213
                                             -----------      -----------
    Total expenses                            10,126,817        9,727,963

      Net loss                                (2,485,270)      (1,774,174)
                                             ===========      ===========
Other partners' share of net loss                (24,853)         (17,742)

Partnerships' share of net loss               (2,460,417)      (1,756,432)
Suspended losses                               1,711,488          887,800
                                             -----------      -----------
Equity in Losses of Project
Partnerships                                 $  (748,929)     $  (868,632)
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

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the six and three months ended September 30, 1999 and September 30, 1998. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the six and three months ended September 30, 1999 are comparable for the same period ended Septembr 30, 1998. There were no unusual variations in the operating results between these two periods.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 1999 increased from $94,709 for the six months ended September 30, 1998 to $121,407. The increase in equity in losses is the result of the lower tier Project Partnerships recording interest subsidy income on a quarterly basis for the six months ended September 30, 1998. The amount recorded was reversed in the following quarter and this practice was not continued in the following periods. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At September 30, 1999, the Series had $184,694 of short-term investments (Cash and Cash Equivalents). It also had $314,169 in Zero Coupon Treasuries with annual maturities providing $51,800 in fiscal year 2001 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficent to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $153,759 for the six months ended September 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $121,407 and the changes in operating assets and liabilities, net cash used in operating activities was $18,272, primarily due to the maturity of the Zero Coupon Treasuries, a portion of which is payable to the other Series. Cash provided by investing activities totaled $33,453, consisting of $4,156 in cash distributions from the Project Partnerships and $29,297 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 1999 decreased from $152,527 for the six months ended September 30, 1998 to $50,563 as a result of not including losses of $321,049 in 1999 as compared to $211,392 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero.

At September 30, 1998, the Series had $148,088 of short-term investments (Cash and Cash Equivalents). It also had $279,445 in Zero Coupon Treasuries with annual maturities providing $46,075 in fiscal year 2001 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $81,308 for the six months ended September 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $50,563 and the changes in operating assets and liabilities, net cash used in operating activities was $29,896, primarily due to the Receivable from Other Series for the maturity of Zero Coupon Treasuries. Cash provided by investing activities totaled $40,003, consisting of $13,944 in cash distributions from the Project Partnerships and $26,059 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 1999 increased from $34,737 for the six months ended September 30, 1998 to $126,996. The increase in equity in losses is the result of the lower tier Project Partnerships recording interest subsidy income on a quarterly basis for the six months ended September 30, 1998. The amount recorded was reversed in the following quarter and this practice was not continued in the following periods.

  At September 30, 1999, the Series had $225,166 of short-term investments (Cash and Cash Equivalents). It also had $354,031 in Zero Coupon Treasuries with annual maturities providing $58,372 in fiscal year 2001 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $165,439 for the six months ended September 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $126,996 and the changes in operating assets and liabilities, net cash used in operating activities was $26,479, primarily due to the Receivable from Other Series for the maturity of Zero Coupon Treasuries. Cash provided by investing activities totaled $44,013, consisting of $10,998 in cash distributions from the Project Partnerships and $33,015 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 1999 decreased from $248,261 for the six months ended September 30, 1998 to $112,020 as a result of not including losses of $517,669 in 1999 as compared to $189,486 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero.

  At September 30, 1999, the Series had $305,306 of short-term investments (Cash and Cash Equivalents). It also had $441,254 in Zero Coupon Treasuries with annual maturities providing $72,753 in fiscal year 2001 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $157,334 for the six months ended September 30, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $112,020 and the changes in operating assets and liabilities, net cash used in operating activities was $37,991, primarily due to the Receivable from Other Series for the maturity of Zero Coupon Treasuries. Cash provided by investing activities totaled $50,303, consisting of $9,155 in cash distributions from the Project Partnerships and $41,148 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 1999 was comparable to the six months ended September 30, 1998.

  At September 30, 1999, the Series had $354,627 of short-term investments (Cash and Cash Equivalents). It also had $414,185 in Zero Coupon Treasuries with annual maturities providing $55,000 in fiscal year 2001 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of
$395,328  for  the  six  months ended September  30,  1999.   However,  after
adjusting for Equity in Losses of Project Partnerships of $337,943 and the changes in operating assets and liabilities, net cash used in operating activities was $63,511, primarily due to the increase in payable to the
General Partners.   Cash  provided  by investing  activities totaled $9,466,
consisting of cash  distributions  from the  Project  Partnerships.   There
were  no  unusual  events  or  trends  to describe.


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


                           GATEWAY TAX CREDIT FUND II LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.






Date: October 28, 1999     By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: October 28, 1999     By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer