Form 10-Q
period 1999-12-31
GATEWAY TAX CREDIT FUND II LTD
filed 2000-02-09
CIK 857115

GTWY2

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended          December 31, 1999

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

                      YES     X              NO

                                              Number of Units
      Title of Each Class                    December 31, 1999
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
                       (A Florida Limited Partnership)
                               BALANCE SHEETS
SERIES 2                                     December 31,      March 31,
                                                 1999             1999
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   182,963     $   169,513
 Investments in Securities                           50,942          49,538
                                               ------------    ------------
    Total Current Assets                            233,905         219,051

 Investments in Securities                          269,267         302,427
 Investments in Project Partnerships, Net           136,426         331,579
                                              -------------   -------------
    Total Assets                                $   639,598     $   853,057
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         42,513          44,229
                                              -------------   -------------
    Total Current Liabilities                        42,513          44,229
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        345,989         326,949
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 1999 and
March 31,1999 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31,
1999 and March 31,1999, issued and
outstanding                                         302,385         530,860
General Partners                                    (51,289)        (48,981)
                                              -------------   -------------
  Total Partners' Equity                            251,096         481,879
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   639,598     $   853,057
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS


SERIES 3                                     December 31,      March 31,
                                                 1999            1999
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   149,682     $   137,981
 Investments in Securities                           45,312          44,063
                                               ------------    ------------
  Total Current Assets                              194,994         182,044

 Investments in Securities                          239,507         269,002
 Investments in Project Partnerships, Net            85,092         218,820
                                              -------------   -------------
    Total Assets                                $   519,593     $   669,866
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         46,618          48,298
                                              -------------   -------------
  Total Current Liabilities                          46,618          48,298
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        255,292         248,238
                                              -------------   -------------
Partners' Equity:
 Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 1999 and
March 31, 1999 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31,
1999 and  March 31, 1999, issued and
outstanding                                         263,321         417,412
General Partners                                    (45,638)        (44,082)
                                              -------------   -------------
  Total Partners' Equity                            217,683         373,330
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   519,593     $   669,866
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 4                                     December 31,      March 31,
                                                 1999            1999
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   223,253     $   207,632
 Investments in Securities                           57,406          55,823
                                               ------------    ------------
  Total Current Assets                              280,659         263,455

 Investments in Securities                          303,432         340,799
 Investments in Project Partnerships, Net           491,106         676,348
                                              -------------   -------------
    Total Assets                                $ 1,075,197     $ 1,280,602
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         51,574          53,248
                                              -------------   -------------
  Total Current Liabilities                          51,574          53,248
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        330,154         312,891
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 1999 and
March 31, 1999 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31,
1999 and March 31, 1999, issued and
outstanding                                         747,188         965,972
General Partners                                    (53,719)        (51,509)
                                              -------------   -------------
  Total Partners' Equity                            693,469         914,463
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 1,075,197     $ 1,280,602
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 5                                     December 31,      March 31,
                                                 1999             1999
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   307,249     $   292,994
 Investments in Securities                           71,549          69,576
                                               ------------    ------------
  Total Current Assets                              378,798         362,570

 Investments in Securities                          378,188         424,763
 Investments in Project Partnerships, Net           945,512       1,145,581
                                              -------------   -------------
    Total Assets                                $ 1,702,498     $ 1,932,914
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         69,345          71,427
                                              -------------   -------------
  Total Current Liabilities                          69,345          71,427
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        323,576         308,232
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 1999 and
March 31,1999 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31,
1999 and March 31,1999, issued and
outstanding                                       1,372,105       1,613,346
General Partners                                    (62,528)        (60,091)
                                              -------------   -------------
  Total Partners' Equity                          1,309,577       1,553,255
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 1,702,498     $ 1,932,914
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 6                                     December 31,      March 31,
                                                 1999             1999
                                              ---------        ----------
                                             (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   352,673     $   408,672
 Investments in Securities                           54,861          52,341
                                               ------------    ------------
  Total Current Assets                              407,534         461,013

 Investments in Securities                          366,656         347,635
 Investments in Project Partnerships, Net         2,026,224       2,464,086
                                              -------------   -------------
    Total Assets                                $ 2,800,414     $ 3,272,734
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         64,269          67,059
                                              -------------   -------------
  Total Current Liabilities                          64,269          67,059
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        414,258         388,370
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 1999 and
March 31,1999 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31,
1999 and March 31, 1999, issued and
outstanding                                       2,387,394       2,877,858
General Partners                                    (65,507)        (60,553)
                                              -------------   -------------
  Total Partners' Equity                          2,321,887       2,817,305
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 2,800,414     $ 3,272,734
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

TOTAL SERIES 2 - 6                           December 31,      March 31,
                                                 1999            1999
                                               ---------      ----------
                                              (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,215,820     $ 1,216,792
  Investments in Securities                         280,070         271,341
                                               ------------    ------------
  Total Current Assets                            1,495,890       1,488,133

 Investments in Securities                        1,557,050       1,684,626
 Investments in Project Partnerships, Net         3,684,360       4,836,414
                                              -------------   -------------
    Total Assets                                $ 6,737,300     $ 8,009,173
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                        274,319         284,261
                                              -------------   -------------
  Total Current Liabilities                         274,319         284,261
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                      1,669,269       1,584,680
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 1999 and
March 31, 1999 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31,
1999 and March 31, 1999, issued and
outstanding                                       5,072,392       6,405,448
General Partners                                   (278,680)       (265,216)
                                              -------------   -------------
  Total Partners' Equity                          4,793,712       6,140,232
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 6,737,300     $ 8,009,173
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 2                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $     8,413   $     8,489
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                17,162        17,193
 General and Administrative:
  General Partner                                     1,745         1,313
  Other                                                 971         3,947
 Amortization                                         1,212         1,345
                                               ------------  ------------
  Total Expenses                                     21,090        23,798
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (12,677)      (15,309)
Equity in Losses of Project Partnerships            (64,347)     (224,967)
                                               ------------  ------------
Net Loss                                        $   (77,024)  $  (240,276)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (76,254)     (237,873)
 General Partners                                      (770)       (2,403)
                                               ------------  ------------
                                                $   (77,024)  $  (240,276)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $    (12.43)  $    (38.77)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,136         6,136
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 3                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $     7,300   $     7,360
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                15,870        15,911
 General and Administrative:
  General Partner                                     1,825         1,402
  Other                                               1,056         1,258
 Amortization                                           760         1,115
                                               ------------  ------------
  Total Expenses                                     19,511        19,686
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (12,211)      (12,326)
Equity in Losses of Project Partnerships            (62,128)      (75,156)
                                               ------------  ------------
Net Loss                                        $   (74,339)  $   (87,482)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (73,596)      (86,607)
 General Partners                                      (743)         (875)
                                               ------------  ------------
                                                $   (74,339)  $   (87,482)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $    (13.49)  $    (15.87)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              5,456         5,456
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 4                                        1999             1998
                                                ----             ----
Revenues:
 Interest Income                                $     9,707    $     9,766
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                19,497         19,533
 General and Administrative:
  General Partner                                     2,301          1,731
  Other                                               1,800          1,690
 Amortization                                         1,932          2,264
                                               ------------   ------------
  Total Expenses                                     25,530         25,218
                                               ------------   ------------
Loss Before Equity in Losses of
 Project Partnerships                               (15,823)       (15,452)
Equity in Losses of Project Partnerships            (39,732)      (178,955)
                                               ------------   ------------
Net Loss                                        $   (55,555)   $  (194,407)
                                               ============   ============
Allocation of Net Loss:
 Assignees                                          (54,999)      (192,463)
 General Partners                                      (556)        (1,944)
                                               ------------   ------------
                                                $   (55,555)   $  (194,407)
                                               ============   ============
Net Loss Per Beneficial Assignee
Certificate                                     $     (7.95)   $    (27.83)
Number of Beneficial Assignee                  ============   ============
Certificates Outstanding                              6,915          6,915
                                               ============   ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 5                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    12,448   $    12,507
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                24,115        24,166
 General and Administrative:
  General Partner                                     2,857         2,148
  Other                                               1,716         4,680
 Amortization                                         1,632         3,256
                                               ------------  ------------
  Total Expenses                                     30,320        34,250
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (17,872)      (21,743)
Equity in Losses of Project Partnerships            (68,472)     (356,986)
                                               ------------  ------------
Net Loss                                        $   (86,344) $   (378,729)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (85,480)     (374,942)
 General Partners                                      (864)       (3,787)
                                               ------------  ------------
                                                $   (86,344)  $  (378,729)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $     (9.92)  $    (43.52)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              8,616         8,616
                                               ============  ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 6                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    11,905   $    11,705
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                26,704        26,780
 General and Administrative:
  General Partner                                     3,015         2,283
  Other                                               1,720         2,259
 Amortization                                         4,014         4,855
                                               ------------  ------------
  Total Expenses                                     35,453        36,177
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (23,548)      (24,472)
Equity in Losses of Project Partnerships            (76,542)     (284,840)
                                               ------------  ------------
Net Loss                                        $  (100,090)  $  (309,312)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (99,089)     (306,219)
 General Partners                                    (1,001)       (3,093)
                                               ------------  ------------
                                                $  (100,090)  $  (309,312)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $     (9.81)  $    (30.30)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                             10,105        10,105
                                               ============  ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
TOTAL SERIES 2 - 6                              1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    49,773   $    49,827
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               103,348       103,583
 General and Administrative:
  General Partner                                    11,743         8,877
  Other                                               7,263        13,834
 Amortization                                         9,550        12,835
                                               ------------  ------------
  Total Expenses                                    131,904       139,129
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (82,131)      (89,302)
Equity in Losses of Project Partnerships           (311,221)   (1,120,904)
                                               ------------  ------------
Net Loss                                        $  (393,352)  $(1,210,206)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (389,419)   (1,198,104)
 General Partners                                    (3,933)      (12,102)
                                               ------------  ------------
                                                $  (393,352)  $(1,210,206)
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 2                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    24,630   $    26,359
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                51,486        51,579
 General and Administrative:
  General Partner                                     6,223         5,835
  Other                                               8,314        10,822
 Amortization                                         3,636         4,035
                                               ------------  ------------
  Total Expenses                                     69,659        72,271
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (45,029)      (45,912)
Equity in Losses of Project Partnerships           (185,754)     (319,676)
                                               ------------  ------------
Net Loss                                        $  (230,783)  $  (365,588)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (228,475)     (361,932)
 General Partners                                    (2,308)       (3,656)
                                               ------------  ------------
                                                $  (230,783)  $  (365,588)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $    (37.24)  $    (58.99)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,136         6,136
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 3                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    21,435   $    22,731
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                47,610        47,733
 General and Administrative:
  General Partner                                     6,506         6,129
  Other                                               7,995         8,661
 Amortization                                         2,280         3,345
                                               ------------  ------------
  Total Expenses                                     64,391        65,868
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (42,956)      (43,137)
Equity in Losses of Project Partnerships           (112,691)     (227,683)
                                               ------------  ------------
Net Loss                                        $  (155,647)  $  (270,820)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (154,091)     (268,112)
 General Partners                                    (1,556)       (2,708)
                                               ------------  ------------
                                                $  (155,647)  $  (270,820)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $    (28.24)  $    (49.14)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              5,456         5,456
                                               ============  ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 4                                        1999             1998
                                                ----             ----
Revenues:
 Interest Income                                $    28,316    $    29,747
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                58,491         58,599
 General and Administrative:
  General Partner                                     8,199          7,692
  Other                                              10,096         10,612
 Amortization                                         5,796          6,042
                                               ------------   ------------
  Total Expenses                                     82,582         82,945
                                               ------------   ------------
Loss Before Equity in Losses of
 Project Partnerships                               (54,266)       (53,198)
Equity in Losses of Project Partnerships           (166,728)      (213,692)
                                               ------------   ------------
Net Loss                                        $  (220,994)    $ (266,890)
                                               ============   ============
Allocation of Net Loss:
 Assignees                                         (218,784)      (264,221)
 General Partners                                    (2,210)        (2,669)
                                               ------------   ------------
                                                $  (220,994)   $  (266,890)
                                               ============   ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (31.64)   $    (38.21)
Number of Beneficial Assignee                  ============   ============
Certificates Outstanding                              6,915          6,915
                                               ============   ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 5                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    36,294   $    38,262
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                72,345        72,498
 General and Administrative:
  General Partner                                    10,184         9,548
  Other                                              12,055        16,944
 Amortization                                         4,896         9,768
                                               ------------  ------------
  Total Expenses                                     99,480       108,758
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (63,186)      (70,496)
Equity in Losses of Project Partnerships           (180,492)     (605,247)
                                               ------------  ------------
Net Loss                                        $  (243,678)  $  (675,743)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (241,241)     (668,986)
 General Partners                                    (2,437)       (6,757)
                                               ------------  ------------
                                                $  (243,678)  $  (675,743)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (28.00)  $    (77.64)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              8,616         8,616
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 6                                        1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $    34,665   $    36,218
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                80,112        80,340
 General and Administrative:
  General Partner                                    10,749        10,093
  Other                                              12,695        14,616
 Amortization                                        12,042        14,565
                                               ------------  ------------
  Total Expenses                                    115,598       119,614
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (80,933)      (83,396)
Equity in Losses of Project Partnerships           (414,485)     (623,238)
                                               ------------  ------------
Net Loss                                        $  (495,418)  $  (706,634)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (490,464)     (699,568)
 General Partners                                    (4,954)       (7,066)
                                               ------------  ------------
                                                $  (495,418)  $  (706,634)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (48.54)  $    (69.23)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                             10,105        10,105
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
TOTAL SERIES 2 - 6                              1999            1998
                                                ----            ----
Revenues:
 Interest Income                                $   145,340   $   153,317
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               310,044       310,749
 General and Administrative:
  General Partner                                    41,861        39,297
  Other                                              51,155        61,655
 Amortization                                        28,650        37,755
                                               ------------  ------------
  Total Expenses                                    431,710       449,456
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                              (286,370)     (296,139)
Equity in Losses of Project Partnerships         (1,060,150)   (1,989,536)
                                               ------------  ------------
Net Loss                                        $(1,346,520)  $(2,285,675)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                       (1,333,056)   (2,262,819)
 General Partners                                   (13,464)      (22,856)
                                               ------------  ------------
                                                $(1,346,520)  $(2,285,675)
                                               ============  ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

            FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (Unaudited)


                                                General
SERIES 2                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $    749,952    $   (46,768)    $    703,184

Net Loss                           (361,932)        (3,656)        (365,588)
                              -------------    ------------   -------------

Balance at December 31,1998    $    388,020    $   (50,424)    $    337,596
                              =============    ============   =============


Balance at March 31, 1999      $    530,860    $   (48,981)    $    481,879

Net Loss                           (228,475)        (2,308)        (230,783)
                              -------------    ------------   -------------

Balance at December 31,1999    $    302,385    $   (51,289)    $    251,096
                              =============    ============   =============


               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

            FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (Unaudited)


                                                General
SERIES 3                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $    602,863    $   (42,209)    $    560,654

Net Loss                           (268,112)        (2,708)        (270,820)
                              -------------    ------------   -------------

Balance at December 31,1998    $    334,751    $   (44,917)    $    289,834
                              =============    ============   =============


Balance at March 31, 1999      $    417,412    $   (44,082)    $    373,330

Net Loss                           (154,091)        (1,556)        (155,647)
                              -------------    ------------   -------------

Balance at December 31,1999    $    263,321    $   (45,638)    $    217,683
                              =============    ============   =============


               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

            FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (Unaudited)


                                                General
SERIES 4                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $  1,311,156    $   (48,022)    $  1,263,134

Net Loss                           (264,221)        (2,669)        (266,890)
                              -------------    ------------   -------------

Balance at December 31,1998    $  1,046,935    $   (50,691)    $    996,244
                              =============    ============   =============


Balance at March 31, 1999      $    965,972    $   (51,509)    $    914,463

Net Loss                           (218,784)        (2,210)        (220,994)
                              -------------    ------------   -------------

Balance at December 31,1999    $    747,188    $   (53,719)    $    693,469
                              =============    ============   =============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

            FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (Unaudited)


                                                General
SERIES 5                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $  2,012,865    $   (56,055)    $  1,956,810

Net Loss                           (668,986)        (6,757)        (675,743)
                              -------------    ------------   -------------

Balance at December 31,1998    $  1,343,879    $   (62,812)    $  1,281,067
                              =============    ============   =============


Balance at March 31, 1999      $  1,613,346    $   (60,091)    $  1,553,255

Net Loss                           (241,241)        (2,437)        (243,678)
                              -------------    ------------   -------------

Balance at December 31,1999    $  1,372,105    $   (62,528)    $  1,309,577
                              =============    ============   =============


               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

            FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (Unaudited)


                                                General
SERIES 6                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $  3,572,169    $   (53,540)    $  3,518,629

Net Loss                           (699,568)        (7,066)        (706,634)
                              -------------    ------------   -------------

Balance at December 31,1998    $  2,872,601    $   (60,606)    $  2,811,995
                              =============    ============   =============


Balance at March 31, 1999      $  2,877,858    $   (60,553)    $  2,817,305

Net Loss                           (490,464)        (4,954)        (495,418)
                              -------------    ------------   -------------

Balance at December 30,1999    $  2,387,394    $   (65,507)    $  2,321,887
                              =============    ============   =============


               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY

            FOR THE NINE MONTHS ENDED DECEMBER 30, 1999 AND 1998
                                 (Unaudited)


                                                General
TOTAL SERIES 2 - 6             Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1998      $  8,249,005    $  (246,594)    $  8,002,411

Net Loss                         (2,262,819)       (22,856)      (2,285,675)
                              -------------    ------------   -------------

Balance at December 31,1998    $  5,986,186    $  (269,450)    $  5,716,736
                              =============    ============   =============


Balance at March 31, 1999      $  6,405,448    $  (265,216)    $  6,140,232

Net Loss                         (1,333,056)       (13,464)      (1,346,520)
                              -------------    ------------   -------------

Balance at December 31,1999    $  5,072,392    $  (278,680)    $  4,793,712
                              =============    ============   =============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (Unaudited)

SERIES 2                                        1999            1998
--------                                        ----            ----
Cash Flows from Operating Activities:
 Net Loss                                     $  (230,783)     $  (365,588)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
   Amortization                                     3,636            4,035
   Accreted Interest Income on Investments
   in Securities                                  (17,782)         (19,051)
   Equity in Losses of Project
   Partnerships                                   185,754          319,676
   Interest Income from Redemption of
   Securities                                      20,241           16,834
   Changes in Operating Assets and
   Liabilities:
     Increase in Payable to General
     Partners                                      17,324           14,806
                                             ------------     ------------
      Net Cash Used in Operating Activities       (21,610)         (29,288)
                                             ------------     ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                       5,763            6,850
 Redemption of Investment in Securities            29,297           30,668
                                             ------------     ------------
      Net Cash Provided by Investing
      Activities                                   35,060           37,518
                                             ------------     ------------
Increase (Decrease) in Cash and Cash
Equivalents                                        13,450            8,230
Cash and Cash Equivalents at Beginning of
Year                                              169,513          160,851
                                             ------------     ------------
Cash and Cash Equivalents at End of Year      $   182,963      $   169,081
                                             ============     ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (Unaudited)
SERIES 3                                         1999            1998
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $  (155,647)    $  (270,820)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
   Amortization                                      2,280           3,345
   Accreted Interest Income on Investments
   in Securities                                   (15,816)        (16,946)
   Equity in Losses of Project
   Partnerships                                    112,691         227,683
   Interest Income from Redemption of
   Securities                                       18,004          14,974
   Changes in Operating Assets and
   Liabilities:
     Increase in Payable to General
     Partners                                        5,373          (4,250)
                                              ------------    ------------
     Net Cash Provided by (Used in)
     Operating Activities                          (33,115)        (46,014)
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                       18,757          16,276
 Redemption of Investment in Securities             26,059          27,278
                                              ------------    ------------
     Net Cash Provided by (Used in)
     Investing Activities                           44,816          43,554
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         11,701          (2,460)
Cash and Cash Equivalents at Beginning of
Year                                               137,981         135,622
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   149,682     $   133,162
                                              ============    ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (Unaudited)
SERIES 4                                         1999            1998
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $  (220,994)    $  (266,890)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization                                     5,796           6,042
    Accreted Interest Income on Investments
    in Securities                                  (20,038)        (21,468)
    Equity in Losses of Project
    Partnerships                                   166,728         213,692
    Interest Income from Redemption of
    Securities                                      22,808          18,970
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners                                      15,588          10,660
                                              ------------    ------------
     Net Cash Provided by (Used in)
     Operating Activities                          (30,112)        (38,994)
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                       12,718          13,882
 Redemption of Investment in Securities             33,015          34,559
                                              ------------    ------------
     Net Cash Provided by (Used in)
     Investing Activities                           45,733          48,441
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         15,621           9,447
Cash and Cash Equivalents at Beginning of
Year                                               207,632         196,876
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   223,253     $   206,323
                                              ============    ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (Unaudited)
SERIES 5                                         1999            1998
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                     $   (243,678)    $  (675,743)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization                                     4,896           9,768
    Accreted Interest Income on Investments
    in Securities                                  (24,975)        (26,758)
    Equity in Losses of Project
    Partnerships                                   180,492         605,247
    Interest Income from Redemption of
    Securities                                      28,428          23,644
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners                                      13,263          10,076
                                              ------------    ------------
      Net Cash Provided by (Used in)
      Operating Activities                         (41,574)        (53,766)
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                       14,681          16,474
 Redemption of Investment in Securities             41,148          43,073
                                              ------------    ------------
      Net Cash Provided by (Used in)
      Investing Activities                          55,829          59,547
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         14,255           5,781
Cash and Cash Equivalents at Beginning of
Year                                               292,994         280,813
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   307,249     $   286,594
                                              ============    ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (Unaudited)
SERIES 6                                         1999            1998
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $  (495,418)    $  (706,634)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization                                    12,042          14,565
    Accreted Interest Income on Investments
    in Securities                                  (21,542)        (22,315)
    Equity in Losses of Project
    Partnerships                                   414,485         623,238
    Interest Income from Redemption of
    Securities                                           0               0
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners                                      23,099          17,910
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Operating Activities                       (67,334)        (73,236)
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                       11,335          12,535
 Redemption of Investment in Securities                  0               0
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Investing Activities                        11,335          12,535
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                        (55,999)        (60,701)
Cash and Cash Equivalents at Beginning of
Year                                               408,672         406,255
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   352,673     $   345,554
                                              ============    ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (Unaudited)
TOTAL SERIES 2 - 6                               1999            1998
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                     $ (1,346,520)    $(2,285,675)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization                                    28,650          37,755
    Accreted Interest Income on Investments
    in Securities                                 (100,153)       (106,538)
    Equity in Losses of Project
    Partnerships                                 1,060,150       1,989,536
    Interest Income from Redemption of
    Securities                                      89,481          74,422
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners                                      74,647          49,202
                                              ------------    ------------
      Net Cash Provided by (Used in)
      Operating Activities                        (193,745)       (241,298)
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships                                       63,254          66,017
 Redemption of Investment in Securities            129,519         135,578
                                              ------------    ------------
      Net Cash Provided by (Used in)
      Investing Activities                         192,773         201,595
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                           (972)        (39,703)
Cash and Cash Equivalents at Beginning of
Year                                             1,216,792       1,180,417
                                              ------------    ------------
Cash and Cash Equivalents at  End of Year      $ 1,215,820     $ 1,140,714
                                              ============    ============


               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                              DECEMBER 31, 1999

NOTE 1 - ORGANIZATION:

  Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 1999, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 1999 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $146,574 for Series 2, $130,375 for Series 3, $165,174 for Series 4, $205,866 for Series 5 and $167,204 for Series 6.
For  convenience,  the  Investment  in Securities  are  commonly  held  in  a
brokerage  account  with  Raymond  James and  Associates,  Inc.   A  separate
accounting is maintained for each series' share of the investments.
                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 2                 $   331,537        $   320,209         $    11,328
Series 3                     294,801            284,819               9,982
Series 4                     373,629            360,838              12,791
Series 5                     465,535            449,737              15,798
Series 6                     430,099            421,517               8,582

  As of December 31, 1999, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 2       Series 3       Series 4
                                  --------       --------       --------
Due with 1 year                    $   50,942     $   45,312     $   57,406
After 1 year through 5 years          186,284        165,695        209,920
After 5 years through 10 years         82,983         73,812         93,512
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  320,209     $  284,819     $  360,838
                                   ==========     ==========     ==========

                                  Series 5       Series 6        Total
                                  --------       --------       --------
Due with 1 year                    $   71,549     $   54,861     $  280,070
After 1 year through 5 years          261,640        214,518      1,038,057
After 5 years through 10 years        116,548        152,138        518,993
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  449,737     $  421,517     $1,837,120
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

  For the nine months ended December 31, 1999 and 1998 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                            1999            1998
                            ----          ------
 Series 2              $  51,486       $  51,579
 Series 3                 47,610          47,733
 Series 4                 58,491          58,599
 Series 5                 72,345          72,498
 Series 6                 80,112          80,340
                       ---------       ---------
 Total                 $ 310,044       $ 310,749
                       =========       =========

  General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

 Series 2              $   6,223        $  5,835
 Series 3                  6,506           6,129
 Series 4                  8,199           7,692
 Series 5                 10,184           9,548
 Series 6                 10,749          10,093
                       ---------        --------
 Total                 $  41,861        $ 39,297
                       =========        ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

  As of December 31, 1999, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes(Series 2 - 22,Series 3 - 23, Series 4 - 29, Series
5 - 36 and Series 6 - 38).
   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 2                                      DECEMBER 31,     MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,524,678    $  4,524,678

Cumulative equity in losses of Project
Partnerships (1)                                 (4,623,436)     (4,437,682)

Cumulative distributions received from              (75,417)        (69,654)
Project Partnerships                           ------------   -------------

Investment in Project Partnerships before
Adjustment                                         (174,175)         17,342

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      390,838         390,838
 Accumulated amortization of acquisition
fees and expenses                                   (80,237)        (76,601)
                                                -----------    ------------

Investments in Project Partnerships            $    136,426    $    331,579
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,632,032 for the period ended December 31, 1999 and cumulative suspended losses of $1,142,213 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 3                                      DECEMBER 31,     MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  3,888,713    $  3,888,713

Cumulative equity in losses of Project
Partnerships (1)                                 (4,040,292)     (3,927,601)

Cumulative distributions received from
Project Partnerships                               (174,623)       (155,866)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                         (326,202)       (194,754)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      491,746         491,746
 Accumulated amortization of acquisition
fees and expenses                                   (80,452)        (78,172)
                                                -----------    ------------

Investments in Project Partnerships            $     85,092    $    218,820
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,057,948 for the period ended December 31, 1999 and cumulative suspended losses of $1,581,681 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 4                                      DECEMBER 31,     MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,952,519    $  4,952,519

Cumulative equity in losses of Project
Partnerships (1)                                 (4,800,914)     (4,634,186)

Cumulative distributions received from
Project Partnerships                               (113,708)       (100,990)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                           37,897         217,343

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      562,967         562,967
 Accumulated amortization of acquisition
fees and expenses                                  (109,758)       (103,962)
                                                -----------    ------------

Investments in Project Partnerships            $    491,106    $    676,348
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,367,510 for the period ended December 31, 1999 and cumulative suspended losses of $1,002,895 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 5                                      DECEMBER 31,     MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  6,164,472    $  6,164,472

Cumulative equity in losses of Project
Partnerships (1)                                 (5,587,891)     (5,407,399)

Cumulative distributions received from
Project Partnerships                               (161,396)       (146,715)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          415,185         610,358

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      650,837         650,837
 Accumulated amortization of acquisition
fees and expenses                                  (120,510)       (115,614)
                                               ------------    ------------

Investments in Project Partnerships            $    945,512    $  1,145,581
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,634,032 for the period ended December 31, 1999 and cumulative suspended losses of $929,309 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 6                                      DECEMBER 31,     MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  7,462,215    $  7,462,215

Cumulative equity in losses of Project
Partnerships (1)                                 (5,910,709)     (5,496,224)

Cumulative distributions received from
Project Partnerships                               (156,991)       (145,656)
                                               ------------   -------------
Investment in Project Partnerships before
Adjustment                                        1,394,515       1,820,335

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      785,179         785,179
 Accumulated amortization of acquisition
fees and expenses                                  (153,470)       (141,428)
                                               ------------    ------------

Investments in Project Partnerships            $  2,026,224    $  2,464,086
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $963,224 for the period ended December 31, 1999 and cumulative suspended losses of $598,829 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6                            DECEMBER 31,     MARCH 31,
                                                  1999            1999
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 26,992,597    $ 26,992,597

Cumulative equity in losses of Project
Partnerships (1)                                (24,963,242)    (23,903,092)

Cumulative distributions received from
Project Partnerships                               (682,135)       (618,881)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                        1,347,220       2,470,624

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,881,567       2,881,567
 Accumulated amortization of acquisition
fees and expenses                                  (544,427)       (515,777)
                                                -----------    ------------

Investments in Project Partnerships            $  3,684,360    $  4,836,414
                                               ============    ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                   SEPTEMBER 30,
                                               1999            1998
SERIES 2                                       ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $ 1,911,654     $ 1,851,356
  Investment properties, net                   20,092,832      20,976,868
  Other assets                                     12,832          11,140
                                              -----------     -----------
    Total assets                              $22,017,318     $22,839,364
                                              ===========     ===========
Liabilities and Partners' Equity:
  Current liabilities                             631,795         501,706
  Long-term debt                               23,147,629      23,203,641
                                              -----------     -----------
    Total liabilities                          23,779,424      23,705,347
                                              -----------     -----------
Partners' equity
  Limited Partner                              (1,781,427)       (911,848)
  General Partners                                 19,321          45,865
                                              -----------     -----------
    Total Partners' equity                     (1,762,106)       (865,983)
                                              -----------     -----------
    Total liabilities and partners'
    equity                                    $22,017,318     $22,839,364
                                              ===========     ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $ 2,046,468     $ 1,865,707
Expenses:                                     -----------     -----------
  Operating expenses                            1,381,364       1,251,202
  Interest expense                                659,121         439,776
  Depreciation and amortization                   688,380         701,694
                                              -----------     -----------
    Total expenses                              2,728,865       2,392,672
                                              -----------     -----------
      Net loss                                 $ (682,397)     $ (526,965)
                                              ===========     ===========
Other partners' share of net loss              $   (6,824)     $   (5,270)
                                              ===========     ===========
Partnerships' share of net loss                  (675,573)       (521,695)
Suspended losses                                  489,819         202,019
                                              -----------     -----------
Equity in Losses of Project Partnerships       $ (185,754)     $ (319,676)
                                              ===========     ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                   SEPTEMBER 30,
                                                1999            1998
SERIES 3                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,227,705    $ 2,194,850
  Investment properties, net                    17,186,657     18,234,573
  Other assets                                     215,545        218,802
                                               -----------    -----------
    Total assets                               $19,629,907    $20,648,225
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              347,333        565,803
  Long-term debt                                21,680,513     21,748,548
                                               -----------    -----------
    Total liabilities                           22,027,846     22,314,351
                                               -----------    -----------
Partners' equity
  Limited Partner                               (2,646,512)    (1,948,665)
  General Partners                                 248,573        282,539
                                               -----------    -----------
    Total Partners' equity                      (2,397,939)    (1,666,126)
                                               -----------    -----------
    Total liabilities and partners'
    equity                                     $19,629,907    $20,648,225
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,842,589    $ 1,791,299
Expenses:                                      -----------    -----------
  Operating expenses                             1,293,155      1,277,548
  Interest expense                                 467,178        399,383
  Depreciation and amortization                    679,386        686,655
                                               -----------    -----------
    Total expenses                               2,439,719      2,363,586
                                               -----------    -----------
      Net loss                                  $ (597,130)    $ (572,287)
                                               ===========    ===========
Other partners' share of net loss               $   (8,172)    $   (5,723)
                                               ===========    ===========
Partnerships' share of net loss                   (588,958)      (566,564)
Suspended losses                                   476,267        338,881
                                               -----------    -----------
Equity in Losses of Project Partnerships        $ (112,691)    $ (227,683)
                                               ===========    ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                   SEPTEMBER 30,
                                                1999            1998
SERIES 4                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,541,267    $ 2,326,789
  Investment properties, net                    23,543,349     24,514,486
  Other assets                                      21,410         49,341
                                               -----------    -----------
    Total assets                               $26,106,026    $26,890,616
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              934,099        534,451
  Long-term debt                                26,295,326     26,551,287
                                               -----------    -----------
    Total liabilities                           27,229,425     27,085,738
                                               -----------    -----------
Partners' equity
  Limited Partner                               (1,300,107)      (407,604)
  General Partners                                 176,708        212,482
                                               -----------    -----------
    Total Partners' equity                      (1,123,399)      (195,122)
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $26,106,026    $26,890,616
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 2,461,783    $ 2,426,495
Expenses:                                      -----------    -----------
  Operating expenses                             1,547,163      1,502,100
  Interest expense                                 692,237        505,288
  Depreciation and amortization                    761,430        795,465
                                               -----------    -----------
    Total expenses                               3,000,830      2,802,853
                                               -----------    -----------
      Net loss                                 $  (539,047)   $  (376,358)
                                               ===========    ===========
Other partners' share of net loss              $    (7,704)   $    (3,764)
                                               ===========    ===========
Partnerships' share of net loss                   (531,343)      (372,594)
Suspended losses                                   364,615        158,902
                                               -----------    -----------
Equity in Losses of Project Partnerships        $ (166,728)    $ (213,692)
                                               ===========    ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                   SEPTEMBER 30,
                                                1999            1998
SERIES 5                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 3,045,010    $ 2,941,760
  Investment properties, net                    29,479,878     30,706,370
  Other assets                                       3,958         19,759
                                               -----------    -----------
    Total assets                               $32,528,846    $33,667,889
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                            1,055,779        823,788
  Long-term debt                                32,709,285     32,811,485
                                               -----------    -----------
    Total liabilities                           33,765,064     33,635,273
                                               -----------    -----------
Partners' equity
  Limited Partner                               (1,109,346)       109,337
  General Partners                                (126,872)       (76,721)
                                               -----------    -----------
    Total Partners' equity                      (1,236,218)         32,616
                                               -----------    -----------
    Total liabilities and partners'
equity                                         $32,528,846    $33,667,889
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 2,709,707    $ 2,699,019
Expenses:                                      -----------    -----------
  Operating expenses                             1,954,824      1,753,713
  Interest expense                                 664,184        630,629
  Depreciation and amortization                    984,855        999,648
                                               -----------    -----------
    Total expenses                               3,603,863      3,383,990
                                               -----------    -----------
      Net loss                                 $  (894,156)   $  (684,971)
                                               ===========    ===========
Other partners' share of net loss              $    (8,941)   $    (6,850)
                                               ===========    ===========
Partnerships' share of net loss                   (885,215)      (678,121)
Suspended losses                                   704,723         72,874
                                               -----------    -----------
Equity in Losses of Project Partnerships        $ (180,492)    $ (605,247)
                                               ===========    ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                   SEPTEMBER 30,
                                                1999            1998
SERIES 6                                        ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 3,277,688    $ 3,294,860
  Investment properties, net                    33,402,818     34,691,072
  Other assets                                      18,470         38,679
                                               -----------    -----------
    Total assets                               $36,698,976    $38,024,611
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                              994,123        959,629
  Long-term debt                                35,460,996     35,655,864
                                               -----------    -----------
    Total liabilities                           36,455,119     36,615,493
                                               -----------    -----------
Partners' equity
  Limited Partner                                  463,586      1,585,598
  General Partners                                (219,729)      (176,480)
                                               -----------    -----------
    Total Partners' equity                         243,857      1,409,118
                                               -----------    -----------
    Total liabilities and partners'            $36,698,976    $38,024,611
equity                                         ===========    ===========

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 3,002,363    $ 2,821,903
Expenses:                                      -----------    -----------
  Operating expenses                             1,884,951      1,741,846
  Interest expense                                 844,850        687,698
  Depreciation and amortization                  1,061,186      1,069,336
                                               -----------    -----------
    Total expenses                               3,790,987      3,498,880
                                               -----------    -----------
      Net loss                                 $  (788,624)   $  (676,977)
                                               ===========    ===========
Other partners' share of net loss              $    (9,744)   $    (6,770)
                                               ===========    ===========
Partnerships' share of net loss                   (778,880)      (670,207)
Suspended losses                                   364,395         46,969
                                               -----------    -----------
Equity in Losses of Project Partnerships        $ (414,485)    $ (623,238)
                                               ===========    ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                SEPTEMBER 30,
                                            1999               1998
TOTAL SERIES 2- 6                           ----               ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                            $ 13,003,324     $ 12,609,615
  Investment properties, net                 123,705,534      129,123,369
  Other assets                                   272,215          337,721
                                             -----------      -----------
    Total assets                            $136,981,073     $142,070,705
                                             ===========      ===========
Liabilities and Partners' Equity:
  Current liabilities                          3,963,129        3,385,377
  Long-term debt                             139,293,749      139,970,825
                                             -----------      -----------
    Total liabilities                        143,256,878      143,356,202
                                             -----------      -----------
Partners' equity
  Limited Partner                             (6,373,806)      (1,573,182)
  General Partners                                98,001          287,685
                                             -----------      -----------
    Total Partners' equity                    (6,275,805)      (1,285,497)
                                             -----------      -----------
    Total liabilities and partners'
equity                                      $136,981,073     $142,070,705
                                             ===========      ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                      $12,062,910      $11,604,423
Expenses:                                    -----------      -----------
  Operating expenses                           8,061,457        7,526,409
  Interest expense                             3,327,570        2,662,774
  Depreciation and amortization                4,175,237        4,252,798
                                             -----------      -----------
    Total expenses                            15,564,264       14,441,981
                                             -----------      -----------
      Net loss                               $(3,501,354)     $(2,837,558)
                                             ===========      ===========
Other partners' share of net loss            $   (41,385)     $   (28,376)
                                             ===========      ===========
Partnerships' share of net loss               (3,459,969)      (2,809,182)
Suspended losses                               2,399,819          819,645
                                             -----------      -----------
Equity in Losses of Project
Partnerships                                 $(1,060,150)     $(1,989,537)
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

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the nine and three months ended December 31, 1999 and December 31, 1998. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the nine and three months ended December 31, 1999 are comparable for the same period ended December 31, 1998. There were no unusual variations in the operating results between these two periods.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 1999 decreased from $319,676 for the nine months ended December 31, 1998 to $185,754, as a result of not including losses of $489,819 in 1999 as compared to $202,019 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At December 31, 1999, the Series had $182,963 of short-term investments (Cash and Cash Equivalents). It also had $320,209 in Zero Coupon Treasuries with annual maturities providing $51,800 in fiscal year 2001 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficent to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $230,783 for the nine months ended December 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $185,754 and the changes in operating assets and liabilities, net cash used in operating activities was $21,610, primarily due to the maturity of the Zero Coupon Treasuries, a portion of which is payable to the other Series. Cash provided by investing activities totaled $35,060, consisting of $5,763 in cash distributions from the Project Partnerships and $29,297 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 1999 decreased from $227,683 for the nine months ended December 31, 1998 to $112,691 as a result of not including losses of $476,267 in 1999 as compared to $338,881 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero.

At December 31, 1998, the Series had $149,682 of short-term investments (Cash and Cash Equivalents). It also had $284,819 in Zero Coupon Treasuries with annual maturities providing $46,075 in fiscal year 2001 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $155,647 for the nine months ended December 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $112,691 and the changes in operating assets and liabilities, net cash used in operating activities was $33,115, primarily due to the Receivable from Other Series for the maturity of Zero Coupon Treasuries. Cash provided by investing activities totaled $44,816, consisting of $18,757 in cash distributions from the Project Partnerships and $26,059 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 1999 decreased from $213,692 for the nine months ended December 31, 1998 to $166,728, as a result of not including losses of $364,615 in 1999 as compared to $158,902 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero.

  At December 31, 1999, the Series had $223,253 of short-term investments (Cash and Cash Equivalents). It also had $360,838 in Zero Coupon Treasuries with annual maturities providing $58,372 in fiscal year 2001 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $220,994 for the nine months ended December 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $166,728 and the changes in operating assets and liabilities, net cash used in operating activities was $30,112, primarily due to the Receivable from Other Series for the maturity of Zero Coupon Treasuries. Cash provided by investing activities totaled $45,733, consisting of $12,718 in cash distributions from the Project Partnerships and $33,015 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 1999 decreased from $605,247 for the nine months ended December 31, 1998 to $180,492 as a result of not including losses of $704,723 in 1999 as compared to $72,874 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero.

  At December 31, 1999, the Series had $307,249 of short-term investments (Cash and Cash Equivalents). It also had $449,737 in Zero Coupon Treasuries with annual maturities providing $72,753 in fiscal year 2001 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $243,678 for the nine months ended December 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $180,492 and the changes in operating assets and liabilities, net cash used in operating activities was $41,574, primarily due to the Receivable from Other Series for the maturity of Zero Coupon Treasuries. Cash provided by investing activities totaled $55,829, consisting of $14,681 in cash distributions from the Project Partnerships and $41,148 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 1999 decreased from $623,238 for the nine months ended December 31, 1998 to $414,485, as a result of not including losses of $364,395 in 1999 as compared to $46,969 in 1998, as these losses would reduce the investment in certain Project Partnerships below zero.

  At December 31, 1999, the Series had $352,673 of short-term investments (Cash and Cash Equivalents). It also had $421,517 in Zero Coupon Treasuries with annual maturities providing $55,000 in fiscal year 2001 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $495,418 for the nine months ended December 31, 1999. However, after adjusting for Equity in Losses of Project Partnerships of $414,485 and the changes in operating assets and liabilities, net cash used in operating activities was $67,334, primarily due to the increase in payable to the General Partners. Cash provided by investing activities totaled $11,335, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.


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


                           GATEWAY TAX CREDIT FUND II LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.






Date: February 9, 2000     By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: February 9, 2000     By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer