Form 10-K
period 2000-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2000-07-14
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRES)

For the fiscal year ended               March 31, 2000

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

                                          Number of Units
  Title of Each Class                     March 31, 2000
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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project
Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2000, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Assignees.

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5,
and 6, respectively had been issued as of March 31, 2000. Each series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each series were used to acquire Project Partnerships which are specifically allocated to such series. Income or loss and all tax items from the Project Partnerships acquired by each series are specifically allocated among the Assignees of such series.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners. Profit or loss and cash distributions from sales of property will be allocated as described in the Limited Partnership Agreement.

  As of March 31, 2000, Gateway had invested in 22 Project Partnerships for Series 2, 23 Project Partnerships for Series 3, 29 Project Partnerships for Series 4, 36 Project Partnerships for Series 5 and 38 Project Partnerships for Series 6. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. As of March 31, 2000 each series was fully invested in Project Partnerships and management plans no new investments in the future.

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

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2000 the investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single investment in a Project Partnership in Series 2 is 15.9% of the Series' total assets, Series 3 is 10.8%, Series 4 is 7.7%, Series 5 is 12.3% and Series 6 is 15.8%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 1999:

Item 2 - Properties (continued):

SERIES 2
                                                                    OCCU-
                    LOCATION OF       # OF    DATE     PROPERTY     PANCY
PARTNERSHIP         PROPERTY          UNIT  ACQUIRED      COST       RATE
-----------         -----------      -----  -------------------   -----
Claxton Elderly     Claxton, GA          24     9/90    $   799,538   96%
Deerfield II        Douglas, GA          24     9/90        854,562   88%
Hartwell Family     Hartwell, GA         24     9/90        859,698  100%
Cherrytree Apts.    Albion, PA           33     9/90      1,439,636   97%
Springwood Apts.    Westfield, NY        32     9/90      1,511,700  100%
Lakeshore Apts.     Tuskegee, AL         34     9/90      1,267,543   97%
Lewiston            Lewiston, NY         25    10/90      1,233,935  100%
Charleston          Charleston, AR       32     9/90      1,076,098   91%
Sallisaw II         Sallisaw, OK         47     9/90      1,517,589   91%
Pocola              Pocola, OK           36    10/90      1,245,870   94%
Inverness Club      Inverness, FL        72     9/90      3,496,824   96%
Pearson Elderly     Pearson, GA          25     9/90        781,460   80%
Richland Elderly    Richland, GA         33     9/90      1,057,871   91%
Lake Park           Lake Park, GA        48     9/90      1,794,542   92%
Woodland Terrace    Waynesboro, GA       30     9/90      1,079,691   93%
Mt. Vernon Elderly  Mt. Vernon, GA       21     9/90        700,935   90%
Lakeland Elderly    Lakeland, GA         29     9/90        955,815  100%
Prairie Apartments  Eagle Butte, SD      21    10/90      1,258,895   76%
Sylacauga Heritage  Sylacauga, AL        44    12/90      1,761,852   91%
Manchester Housing  Manchester, GA       49     1/91      1,781,301   92%
Durango C.W.W.      Durango, CO          24     1/91      1,293,170  100%
Columbus Seniors    Columbus, KS         16     5/92        515,233  100%
                                      -----              ----------
                                        723             $28,283,758
                                       ====            ===========


The aggregate average effective rental per unit is $3,372 per year ($281 per month).

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

Inverness Club's occupancy rate was 96% and its average effective annual rental per unit was $5,007 ($417 per month) on December 31, 1999. The land cost was $205,500 and the building cost was $3,291,324. The building is depreciated using the straight line method over 27.5 years. Management believes the property insurance coverage is adequate. For the year ended December 31, 1999 the real estate taxes were $53,646.

Item 2 - Properties (continued):

SERIES 3
                                                                    OCCU-
                    LOCATION OF      #   OF   DATE   PROPERTY       PANCY
PARTNERSHIP         PROPERTY         UNIT   ACQUIRED  COST          RATE
-----------         -----------      -----  -------  --------       -----
Poteau II           Poteau, OK           52     8/90   $  1,789,148   98%
Sallisaw            Sallisaw, OK         52     8/90      1,744,103   92%
Nowata Properties   Oolagah, OK          32     8/90      1,148,484   84%
Waldron Properties  Waldron, AR          24     9/90        860,273   96%
Roland II           Roland, OK           52    10/90      1,804,010   92%
Stilwell            Stilwell, OK         48    10/90      1,597,701  100%
Birchwood Apts.     Pierre, SD           24     9/90      1,065,305   83%
Hornellsville       Arkport, NY          24     9/90      1,100,170   96%
Sunchase II         Watertown, SD        41     9/90      1,347,598   95%
CE McKinley II      Rising Sun, MD       16     9/90        818,824  100%
Weston Apartments   Weston, AL           10    11/90        339,949  100%
Countrywood Apts.   Centreville, AL      40    11/90      1,519,764  100%
Wildwood Apts.      Pineville, LA        28    11/90      1,084,325   93%
Hancock             Hawesville, KY       12    12/90        440,425  100%
Hopkins             Madisonville, KY     24    12/90        927,256   92%
Elkhart Apts.       Elkhart, TX          54     1/91      1,563,885   96%
Bryan Senior        Bryan, OH            40     1/91      1,187,114  100%
Brubaker Square     New Carlisle, OH     38     1/91      1,457,668   92%
Southwood           Savannah, TN         44     1/91      1,792,292   98%
Villa Allegra       Celina, OH           32     1/91      1,139,316   97%
Belmont Senior      Cynthiana, KY        24     1/91        935,143  100%
Heritage Villas     Helena, GA           25     3/91        824,759  100%
Logansport Seniors  Logansport, LA       32     3/91      1,086,394  100%
                                       ----              ----------
                                        768            $ 27,573,906
                                       ====            ===========

The average effective rental per unit is $3,014 per year ($251 per month).


Item 2 - Properties (continued):

SERIES 4
                                                                    OCCU-
                    LOCATION OF         #  OF   DATE     PROPERTY   PANCY
PARTNERSHIP         PROPERTY            UNIT   ACQUIRED    COST     RATE
-----------         -----------         ----   --------  --------   ------
Alsace              Soda Springs, ID       24    12/90   $   807,287   83%
Seneca Apartments   Seneca, MO             24     2/91       728,737   92%
Eudora Senior       Eudora, KS             36     3/91     1,257,482  100%
Westville           Westville, OK          36     3/91     1,101,686   83%
Wellsville Senior   Wellsville, KS         24     3/91       810,970  100%
Stilwell II         Stilwell, OK           52     3/91     1,657,974   90%
Spring Hill Sr.     Spring Hill, KS        24     3/91     1,036,369   92%
Smithfield          Smithfield, UT         40     4/91     1,841,135   95%
Tarpon Heights      Galliano, LA           48     4/91     1,493,434  100%
Oaks Apartments     Oakdale, LA            32     4/91     1,032,509   97%
Wynnwood Common     Fairchance, PA         34     4/91     1,679,018  100%
Chestnut            Howard, SD             24     5/91     1,057,315   71%
Apts -St. George    St. George, SC         24     6/91       940,861  100%
Williston           Williston, SC          24     6/91     1,002,600  100%
Brackettville Sr.   Brackettville, TX      32     6/91       991,966   97%
Sonora Seniors      Sonora, TX             32     6/91     1,013,315  100%
Ozona Seniors       Ozona, TX              24     6/91       759,843   96%
Fredericksburg Sr.  Fredericksburg, TX     48     6/91     1,402,563   98%
St. Joseph          St. Joseph, IL         24     6/91       976,453   88%
Courtyard           Huron, SD              21     6/91       848,626  100%
Rural Development   Ashland, ME            25     6/91     1,422,482  100%
Jasper Villas       Jasper, AR             25     6/91     1,101,517   88%
Edmonton Senior     Edmonton, KY           24     6/91       906,714   96%
Jonesville Manor    Jonesville, VA         40     6/91     1,723,784   95%
Norton Green        Norton, VA             40     6/91     1,697,734  100%
Owingsville Senior  Owingsville, KY        22     8/91       848,044  100%
Timpson Seniors     Timpson, TX            28     8/91       815,916   96%
Piedmont            Barnesville, GA        36     8/91     1,289,047   92%
S.F. Arkansas City  Arkansas City, KS      12     8/91       412,028   92%
                                         ----              ---------
                                          879            $32,657,409
                                         ====             ==========



The average effective rental per unit is $3,228 per year ($269 per month).



Item 2 - Properties (continued):

SERIES 5
                                                                     OCCU-
                    LOCATION OF         #   OF   DATE     PROPERTY   PANCY
PARTNERSHIP         PROPERTY            UNIT   ACQUIRED     COST     RATE
-----------         -----------         ----   --------   --------   -----
Seymour             Seymour, IN             37    8/91    1,518,441    97%
Effingham           Effingham, IL           24    8/91      980,617   100%
S.F. Winfield       Winfield, KS            12    8/91      400,920    83%
S.F.Medicine Lodge  Medicine Lodge,KS       16    8/91      564,559   100%
S.F. Ottawa         Ottawa, KS              24    8/91      707,449   100%
S.F. Concordia      Concordia, KS           20    8/91      686,962    95%
Highland View       Elgin, OR               24    9/91      888,290    75%
Carrollton Club     Carrollton, GA          78    9/91    3,217,901    96%
Scarlett Oaks       Lexington, SC           40    9/91    1,675,974   100%
Brooks Hill         Ellijay, GA             44    9/91    1,750,689   100%
Greensboro          Greensboro, GA          24    9/91      866,259    96%
Greensboro II       Greensboro, GA          33    9/91    1,088,664    97%
Pine Terrace        Wrightsville, GA        25    9/91      885,186    88%
Shellman            Shellman, GA            27    9/91      901,648   100%
Blackshear          Cordele, GA             46    9/91    1,593,662   100%
Crisp Properties    Cordele, GA             31    9/91    1,127,994   100%
Crawford            Crawford, GA            25    9/91      907,712    92%
Yorkshire           Wagoner, OK             60    9/91    2,553,154    97%
Woodcrest           South Boston, VA        40    9/91    1,574,776    95%
Fox Ridge           Russellville, AL        24    9/91      889,941    96%
Redmont II          Red Bay, AL             24    9/91      840,596   100%
Clayton             Clayton, OK             24    9/91      871,530   100%
Alma                Alma, AR                24    9/91      957,710   100%
Pemberton Village   Hiawatha, KS            24    9/91      766,979    92%
Magic Circle        Eureka, KS              24    9/91      796,127    96%
Spring Hill         Spring Hill, KS         36    9/91    1,449,378   100%
Menard Retirement   Menard, TX              24    9/91      760,852    88%
Wallis Housing      Wallis, TX              24    9/91      578,454    92%
Zapata Housing      Zapata, TX              40    9/91    1,238,405    98%
Mill Creek          Grove, OK               60   11/91    1,741,669    98%
Portland II         Portland, IN            20   11/91      746,097    90%
Georgetown          Georgetown, OH          24   11/91      931,542   100%
Cloverdale          Cloverdale, IN          24    1/92      946,288   100%
So. Timber Ridge    Chandler, TX            44    1/92    1,297,275   100%
Pineville           Pineville, MO           12    5/92      397,085    92%
Ravenwood           Americus, GA            24    1/94      900,996   100%
                                         -----            ---------
                                         1,106          $40,001,781
                                          ====           ===========



The average effective rental per unit is $3,214 per year ($268 per month).



Item 2 - Properties (continued):


SERIES 6
                                                                      OCCU-
                    LOCATION OF         #   OF   DATE     PROPERTY    PANCY
PARTNERSHIP         PROPERTY            UNIT   ACQUIRED     COST      RATE
-----------         -----------         -----  --------   --------    -----
Spruce              Pierre, SD              24    11/91    1,132,706   79%
Shannon             O'Neill, NE             16    11/91      665,527   94%
Carthage            Carthage, MO            24     1/92      723,610   96%
Mountain Crest      Enterprise, OR          39     3/92    1,238,874   72%
Coal City           Coal City, IL           24     3/92    1,221,905  100%
Blacksburg Terrace  Blacksburg, SC          32     4/92    1,323,070  100%
Frazer Place        Smyrna, DE              30     4/92    1,675,489   97%
Ehrhardt            Ehrhardt, SC            16     4/92      685,776   94%
Sinton              Sinton, TX              32     4/92    1,053,059   94%
Frankston           Frankston, TX           24     4/92      674,981  100%
Flagler Beach       Flagler Beach, FL       43     5/92    1,653,116  100%
Oak Ridge           Williamsburg, KY        24     5/92    1,037,966  100%
Monett              Monett, MO              32     5/92      962,304   97%
Arma                Arma, KS                28     5/92      876,606   96%
Southwest City      Southwest City, MO      12     5/92      389,366   83%
Meadowcrest         Luverne, AL             32     6/92    1,203,738   97%
Parsons             Parsons, KS             48     7/92    1,532,968   98%
Newport Village     Newport, TN             40     7/92    1,613,724  100%
Goodwater Falls     Jenkins, KY             36     7/92    1,393,363  100%
Northfield Station  Corbin, KY              24     7/92    1,022,561   83%
Pleasant Hill       Somerset, KY            24     7/92      954,810   88%
Winter Park         Mitchell, SD            24     7/92    1,257,402   92%
Cornell             Watertown, SD           24     7/92    1,084,258   92%
Heritage Drive So.  Jacksonville, TX        40     1/92    1,207,110  100%
Brodhead            Brodhead, KY            24     7/92      959,534   92%
Mt. Village         Mt. Vernon, KY          24     7/92      943,158   88%
Hazlehurst          Hazlehurst, MS          32     8/92    1,182,340   97%
Sunrise             Yankton, SD             33     8/92    1,414,746  100%
Stony Creek         Hooversville, PA        32     8/92    1,649,283   88%
Logan Place         Logan, OH               40     9/92    1,523,772   95%
Haines              Haines, AK              32     8/92    3,035,118   84%
Maple Wood          Barbourville, KY        24     8/92    1,007,744  100%
Summerhill          Gassville, AR           28     9/92      842,201   93%
Dorchester          St. George, SC          12     9/92      562,272  100%
Lancaster           Mountain View, AR       33     9/92    1,382,821  100%
Autumn Village      Harrison, AR            16     7/92      615,604  100%
Hardy               Hardy, AR               24     7/92      936,514  100%
Dawson              Dawson, GA              40    11/93    1,474,973   98%
                                          ----             ---------
                                         1,086           $44,114,369
                                          ====           ===========


The average effective rental per unit is $3,329 per year ($277 per month).

Item 2 - Properties (continued):
A summary of the cost of the properties at December 31, 1999, 1998 and 1997 is as follows:
                                 12/31/99
                         SERIES 2           SERIES 3         SERIES 4
Land                            $ 1,012,180      $  985,546     $ 1,188,112
Land Improvements                   123,358         379,665         137,610
Buildings                        26,249,454      25,015,969      29,894,951
Furniture and Fixtures              898,766       1,192,726       1,436,736
                                -----------     -----------     -----------
Properties, at Cost              28,283,758      27,573,906      32,657,409
Less: Accum.Depreciation          8,394,446      10,647,074       9,323,398
                                -----------     -----------     -----------
Properties, Net                $ 19,889,312    $ 16,926,832    $ 23,334,011
                                ===========     ===========     ===========

                         SERIES 5           SERIES 6         TOTAL
Land                            $ 1,456,671     $ 1,779,755     $ 6,422,264
Land Improvements                    66,384         517,455       1,224,472
Buildings                        36,914,988      39,804,795     157,880,157
Furniture and Fixtures            1,563,738       2,012,364       7,104,330
                                -----------     -----------    ------------
Properties, at Cost              40,001,781      44,114,369     172,631,223
Less: Accum.Depreciation         10,765,825      10,920,837      50,051,580
                                -----------     -----------    ------------
Properties, Net                $ 29,235,956    $ 33,193,532   $ 122,579,643
                                ===========     ===========    ============

                                 12/31/98
                         SERIES 2           SERIES 3         SERIES 4
Land                             $1,012,180       $ 985,546     $ 1,188,112
Land Improvements                   123,358         242,943         143,608
Buildings                        26,240,151      25,157,917      29,897,293
Furniture and Fixtures              902,400       1,116,780       1,408,453
                                -----------     -----------      ----------
Properties, at Cost
Less: Accum.Depreciation         28,278,089      27,503,186      32,637,466
                                  7,497,204       9,442,106       8,340,684
Properties, Net                 -----------    ------------      ----------
                                $20,780,885     $18,061,080     $24,296,782
                                ===========     ===========     ===========

                         SERIES 5           SERIES 6         TOTAL
Land                            $ 1,456,671     $ 1,779,755     $ 6,422,264
Land Improvements                    59,966         475,244       1,045,119
Buildings                        36,889,183      39,742,035     157,926,579
Furniture and Fixtures            1,523,727       1,960,336       6,911,696
                                 ----------      ----------     -----------
Properties, at Cost              39,929,547      43,957,370     172,305,658
Less: Accum.Depreciation          9,481,184       9,550,937      44,312,115
                                 ----------      ----------     -----------
Properties, Net                 $30,448,363     $34,406,433    $127,993,543
                                ===========     ===========    ============

                                   12/31/97
                         SERIES 2           SERIES 3         SERIES 4
Land                            $ 1,012,180     $   985,546     $ 1,188,112
Land Improvements                   118,113         242,943         123,230
Buildings                        26,235,180      25,126,561      29,953,004
Furniture and Fixtures              887,906       1,079,796       1,345,403
Construction in Progress                  0               0           9,011
                                 ----------      ----------      ----------
Properties, at Cost              28,253,379      27,434,846      32,618,760
Less: Accum.Depreciation          6,581,790       8,538,755       7,324,765
                                 ----------      ----------      ----------
Properties, Net                 $21,671,589     $18,896,091     $25,293,995
                                ===========     ===========     ===========

                         SERIES 5           SERIES 6         TOTAL
Land                            $ 1,461,156     $ 1,779,755    $  6,426,749
Land Improvements                    71,317         478,286       1,033,889
Buildings                        36,827,233      39,721,640     157,863,618
Furniture and Fixtures            1,490,535       1,886,188       6,689,828
Construction in Progress                  0               0           9,011
                                 ----------      ----------     -----------
Properties, at Cost              39,850,241      43,865,869     172,023,095
Less: Accum.Depreciation          8,170,490       8,136,483      38,752,283
                                 ----------      ----------     -----------
Properties, Net                 $31,679,751     $35,729,386    $133,270,812
                                ===========     ===========     ===========

Item 3.  Legal Proceedings

  Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   As of March 31, 2000, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

(b)  Approximate Number of Equity Security Holders:

Title of Class                             Number of Holders
                                          as of March 31, 2000
Beneficial Assignee Certificates                2,310
General Partner Interest                          2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 2         2000        1999        1998       1997         1996
                 ----        ----        ----       ----         ----
Total
Revenues       $  40,198  $  41,405   $  41,272   $  36,217    $  36,532

Net Loss        (166,538)  (221,305)   (337,693)   (582,633)    (591,355)

Equity in
Losses of
Project
Partnerships    (115,544)  (126,899)   (288,412)   (527,175)    (537,111)

Total Assets     723,067    853,057   1,045,569   1,345,931    1,893,838

Investments
In Project
Partnerships     208,215    331,579     510,805     814,883    1,350,923

Per BAC: (A)

Tax Credits       166.30     166.30      166.40      166.40       166.30
Portfolio
   Income          12.20      12.90       13.10       12.10        11.20
Passive Loss     (141.60)   (144.60)    (147.90)    (141.90)     (126.10)

Net Loss          (26.87)    (35.71)     (54.48)     (94.00)      (95.41)



FOR THE YEARS ENDED MARCH 31,:
SERIES 3         2000        1999        1998       1997         1996
                 ----        ----        ----       ----         ----
Total
Revenues       $  51,385  $  44,329   $  65,111   $  31,128   $   31,179

Net Loss        (147,068)  (187,324)   (221,508)   (341,282)    (470,880)

Equity in
Losses of
Project
Partnerships    (114,700)  (105,820)   (198,168)   (285,853)    (421,996)

Total Assets     545,897    669,866     846,210   1,043,223    1,362,838

Investments
In Project
Partnerships     100,190    218,820     378,000     584,189      901,663

Per BAC: (A)

Tax Credits        68.90     164.30      176.60      176.40       176.65
Portfolio
   Income          12.80      14.10       20.10       13.90        14.00
Passive Loss     (151.20)   (145.00)    (154.10)    (146.40)     (143.30)

Net Loss          (26.69)    (33.99)     (40.19)     (61.93)      (85.44)



Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 4         2000        1999        1998       1997         1996
                 ----        ----        ----       ----         ----
Total
Revenues       $  48,997  $  46,672   $  44,309   $  41,455    $  42,246

Net Loss        (235,491)  (348,671)   (485,415)   (696,010)    (705,639)

Equity in
Losses of
Project
Partnerships    (175,823)  (208,919)   (421,886)   (635,178)    (644,865)

Total Assets   1,082,020  1,280,602   1,600,054   2,048,377    2,711,102

Investments
In Project
Partnerships     487,692    676,348     981,823   1,423,319    2,073,510

Per BAC: (A)

Tax Credits       168.60     168.60      168.60      168.60       168.60
Portfolio
   Income          14.30      14.10       13.70       13.20        12.90
Passive Loss     (137.50)   (136.00)    (157.20)    (149.30)     (142.30)

Net Loss          (33.71)    (49.92)     (69.50)     (99.65)     (101.02)


FOR THE YEARS ENDED MARCH 31,:
SERIES 5         2000        1999        1998       1997         1996
                 ----        ----        ----       ----         ----
Total
Revenues       $  65,839  $  64,661   $  54,417   $  52,985   $   54,273

Net Loss        (243,982)  (403,555)   (813,502)   (997,362)    (781,436)

Equity in
Losses of
Project
Partnerships    (178,140)  (300,042)   (728,729)   (911,965)    (700,127)

Total Assets   1,728,422  1,932,914   2,306,065   3,078,890    4,041,606

Investments
In Project
Partnerships     951,449  1,145,581   1,500,087   2,268,632    3,211,868

Per BAC: (A)

Tax Credits       164.60     164.60      164.60      164.70       164.60
Portfolio
   Income          14.30      14.40       14.10       13.10        12.50
Passive Loss     (134.60)   (149.20)    (141.60)    (137.80)     (124.30)

Net Loss          (28.03)    (46.37)     (93.47)    (114.60)      (89.79)


Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 6         2000        1999        1998       1997         1996
                 ----        ----        ---        ----         ----
Total
Revenues       $  54,234  $  50,722   $  49,707   $  47,326    $  48,446

Net Loss        (531,947)  (701,324)   (870,137)   (915,827)    (821,024)

Equity in
Losses of
Project
Partnerships    (433,597)  (601,405)   (761,923)   (805,310)    (710,986)

Total Assets   2,793,368  3,272,734   3,930,665   4,748,789    5,612,685

Investments
In Project
Partnerships   1,997,390  2,464,086   3,102,793   3,912,526    4,769,625

Per BAC: (A)

Tax Credits       165.50     165.50      165.50      165.40       165.40
Portfolio
   Income          12.70      12.90       12.90       11.30        10.70
Passive Loss     (126.50)   (129.30)    (124.30)    (122.10)     (117.30)

Net Loss          (52.12)    (68.54)     (85.25)     (89.72)      (80.44)




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

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 2000, March 31, 1999 and March 31, 1998. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 2000 are comparable to March 31, 1999 and March 31, 1998.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. As of March 31, 2000, the series had invested $4,524,678 in 22 Project Partnerships located in 10 states containing 723 apartment units. Average occupancy of the Project Partnerships was 94% at December 31, 1999.

  Equity in Losses of Project Partnerships of $115,544 for the year ended March 31, 2000 were comparable to the year ended March 31, 1999. Equity in Losses of Project Partnerships decreased from $288,412 for the year ended March 31, 1998 to $126,899 for the year ended March 31, 1999. This decrease was due to additional suspended losses of $575,862 as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $935,616, $919,877 and $897,242 for the years ended December 31, 1997, 1998, and 1999 respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

 At March 31, 2000, the Series had $188,570 of short-term investments (Cash and Cash Equivalents). It also had $326,282 in Zero Coupon Treasuries with annual maturities providing $51,806 in fiscal year 1999 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $166,538 for the year ending March 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $115,544 and the changes in operating assets and liabilities, net cash used in operating activities was $21,967, of which $33,506 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $41,024, consisting of $11,727 in cash distributions from the Project Partnerships and $29,297 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

 Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. As of March 31, 2000 the series had invested $3,888,713 in 23 Project Partnerships located in 12 states containing 768 apartment units. Average occupancy of the Project Partnerships was 96% as of December 31, 1999.

  Equity in Losses of Project Partnerships decreased from $198,168 for the year ended March 31, 1998 to $105,820 for the year ended March 31, 1999 and increased to $114,700 for the year ended March 31, 2000. The decrease was due to suspended losses increasing from $463,688 to $548,603 for the years ended March 31, 1998 and 1999 respectively. These losses would reduce the investment in certain Project Partnerships below zero. A Project Partnership had a change in Accounting Principle as a result of changing its method of depreciating buildings. The effect of the change increased the net loss of the Project Partnership for the year ended March 31, 2000 by approximately $278,000. As presented in Note 2, Gateway's share of net loss increased from $654,423 in 1998 to $988,019 in 1999. Suspended Losses increased from $548,603 for the year ended March 31, 1999 to $873,319 for the year ended March 31, 2000. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $923,055, $913,619 and $1,213,599 for the years ended December 31, 1997, 1998 and 1999, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

 At March 31, 2000, the Series had $155,487 of short-term investments (Cash and Cash Equivalents). It also had $290,220 in Zero Coupon Treasuries with annual maturities providing $46,066 in fiscal year 1999 increasing to $58,940 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $147,068 for the year ended March 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $114,700 and the changes in operating assets and liabilities, net cash used in operating activities was $34,008, of which $41,666 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $51,514, consisting of $25,455, adjusted by $22,645 included in Other Income, in cash distributions received from the Project Partnerships and $26,059 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. As of March 31, 2000, the series had invested $4,952,519 in 29 Project Partnerships located in 16 states containing 879 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 1999.

  Equity in Losses of Project Partnerships of $175,823 for the year ended March 31, 2000 were comparable to the year ended March 31, 1999. Equity in Losses of Project Partnerships decreased from $421,886 for the year ended March 31, 1998 to $208,919 for the year ended March 31, 1999. This decrease was due to additional suspended losses of $506,511 as these losses would reduce the investment in certain Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,060,885, $1,016,293 and $983,083 for the years ended December 31, 1997,
1998 and 1999, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

 At March 31, 2000, the Series had $226,648 of short-term investments (Cash and Cash Equivalents). It also had $367,680 in Zero Coupon Treasuries with annual maturities providing $58,383 in fiscal year 2000 increasing to $74,700 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $235,491 for the year ended March 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $175,823 and the changes in operating assets and liabilities, net cash used in operating activities was $31,209, of which $42,629 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $50,225, consisting of $17,210 in cash distributions from the Project Partnerships and $33,015 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

 A Project Partnership located in Howard, SD experienced significant cash shortages from operations in 1998 and 1999 due to low occupancy as a result of layoffs at a local major employer. The local general partner partially funded the deficit by lending $22,000, $15,855 and $12,800 in 1997, 1998 and 1999 respectively. They also have deferred management fees totaling $41,041 for these same years. The project had a rent increase of $40 per unit as of January 1999. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. As of March 31, 2000, the series had invested $6,164,472 in 36 Project Partnerships located in 13 states containing 1,106 apartment units. Average occupancy of the Project Partnerships was 97% as of December 31, 1999.

  Equity in Losses of Project Partnerships decreased from $728,729 for the year ended March 31, 1998 to $300,042 for the year ended March 31, 1999 and to $178,140 for the year ended March 31, 2000. These decreases were due to additional suspended losses of $680,755 and $713,592 for the years ended March 31, 1999 and 2000 respectively, as these losses would reduce the investment in certain Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,331,686, $1,312,998 and $1,286,201 for the years ended December 31, 1997, 1998 and
1999, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

 At March 31, 2000, the Series had $318,707 of short-term investments (Cash and Cash Equivalents). It also had $458,266 in Zero Coupon Treasuries with annual maturities providing $72,745 in fiscal year 2000 increasing to $93,075 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $243,982 for the year ended March 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $178,140 and the changes in operating assets and liabilities, net cash used in operating activities was $42,386, of which $58,738 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $68,099 consisting of $26,951 in cash distributions from the Project Partnerships and $41,148 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. As of March 31, 2000, the series had invested $7,462,215 in 38 Project Partnerships located in 19 states containing 1,086 apartment units. Average occupancy of the Project Partnerships was 95% as of December 31, 1999.

  Equity in Losses of Project Partnerships decreased from $761,923 for the year ended March 31, 1998 to $601,405 for the year ended March 31, 1999 and to $433,597 for the year ended March 31, 2000. These decreases were due to additional suspended losses of $380,506 and $430,306 for the years ended March 31, 1999 and 2000 respectively, as these losses would reduce the investment in certain Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,474,599, $1,414,757 and $1,371,839 for the years ended December 31, 1997, 1998 and
1999, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

 At March 31, 2000, the Series had $422,800 of short-term investments (Cash and Cash Equivalents). It also had $373,178 in Zero Coupon Treasuries with annual maturities providing $58,000 in fiscal year 1999 increasing to $83,000 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $531,947 for the year ended March 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $433,597 and the changes in operating assets and liabilities, net cash used in operating activities was $46,912, of which $56,059 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $61,040 of which $26,174 was received in cash distributions from the Project Partnerships and $34,866 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.


Item 8. Financial Statements and Supplementary Data

                       INDEPENDENT AUDITOR'S REPORT



To the Partners of Gateway Tax Credit Fund II Ltd.

      We have audited the accompanying balance sheets of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) as of March 31, 2000 and 1999 and the related statements of operations, partners' equity (deficit), and cash flows of each of the five Series for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain underlying Project Partnerships owned by Gateway Tax Credit Fund II Ltd. for each of the periods presented, the investments in which are recorded using the equity method of accounting. The investments in these partnerships total the following as of March 31, 2000 and 1999 and the equity in their losses total for each of the three years in the period ended March 31, 2000:

                          Assets                  Partnership Loss
                         March 31,              Year Ended March 31,
                         --------               --------------------
                      2000       1999        2000       1999        1998
                      ----       ----        ----       ----        ----

Series 2            $ 90,889           $  $  92,023   $ 107,106   $ 228,377
                                 186,641
Series 3               38,455    118,646      79,587     65,214     143,165
Series 4              332,955    471,161     130,892    187,477     320,588
Series 5              599,300    690,078      83,458     74,842     485,727
Series 6              825,578  1,122,059     276,688    301,060     506,231


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

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.

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

      As discussed in Note 2, one of the Project Partnerships, whose financial statements were audited by other auditors, changed their method of computing depreciation for the year ended December 31, 1999.



                                  /s/ Spence, Marston, Bunch, Morris & Co.
                                  SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                  Certified Public Accountants

Clearwater, Florida
July 6, 2000

PART I - Financial Information
 Item 1.  Financial Statements
                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 2000 AND 1999

SERIES 2                                          2000           1999
                                                  ----           ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                       $  188,570    $   169,513
 Investments in Securities                           51,800         49,538
                                                 ----------     ----------
  Total Current Assets                              240,370        219,051

 Investments in Securities                          274,482        302,427
 Investments in Project Partnerships, Net           208,215        331,579
                                                 ----------     ----------
    Total Assets                                 $  723,067     $  853,057
                                                 ==========     ==========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                     $   45,773     $   44,229
                                                 ----------     ----------
  Total Current Liabilities                          45,773         44,229
                                                 ----------     ----------
Long-Term Liabilities:
 Payable to General Partners                        361,953        326,949
                                                 ----------     ----------
Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at March 31, 2000 and 1999 have
been issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228
at March  31, 2000 and 1999, issued and
outstanding                                        365,987         530,860
General Partners                                   (50,646)        (48,981)
                                                 ----------     ----------
  Total Partners' Equity                            315,341        481,879
                                                 ----------     ----------
    Total Liabilities and Partners' Equity        $ 723,067      $ 853,057
                                                 ==========     ==========


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 2000 AND 1999
SERIES 3                                            2000          1999
                                                    ----          ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                        $ 155,487     $  137,981
 Investments in Securities                           46,075         44,063
                                                  ---------     ----------
  Total Current Assets                              201,562        182,044

 Investments in Securities                           244,145       269,002
 Investments in Project Partnerships, Net            100,190       218,820
                                                  ----------    ----------
    Total Assets                                  $  545,897    $  669,866
                                                  ==========    ==========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                      $   49,763    $   48,298
                                                  ----------    ----------
  Total Current Liabilities                           49,763        48,298
                                                  ----------    ----------
Long-Term Liabilities:
 Payable to General Partners                         269,872       248,238
                                                  ----------    ----------
Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of which
37,228 at March 31, 2000 and  1999 have been
issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228 at
March  31, 2000 and 1999, issued and
outstanding                                          271,815       417,412
General Partners                                     (45,553)      (44,082)
                                                 -----------   -----------
  Total Partners' Equity                             226,262       373,330
                                                 -----------   -----------
    Total Liabilities and Partners' Equity         $ 545,897    $  669,866
                                                 ===========   ===========


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 2000 AND 1999
SERIES 4                                             2000          1999
                                                     ----          ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                        $  226,648    $   207,632
 Investments in Securities                            58,372         55,823
                                                  -----------   -----------
  Total Current Assets                                285,020       263,455

 Investments in Securities                            309,308       340,799
 Investments in Project Partnerships, Net             487,692       676,348
                                                  -----------   -----------
    Total Assets                                  $ 1,082,020   $ 1,280,602
                                                  ===========   ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                        $  54,952     $  53,248
                                                   ----------    ----------
  Total Current Liabilities                            54,952        53,248
                                                   ----------    ----------
Long-Term Liabilities:
 Payable to General Partners                          348,096       312,891
                                                   ----------    ----------
Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,  of which
37,228 at March 31, 2000 and  1999 have been
issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228 at
March  31, 2000 and 1999, issued and
Outstanding                                           732,836       965,972
General Partners                                      (53,864)      (51,509)
                                                  -----------   -----------
  Total Partners' Equity                              678,972       914,463
                                                  -----------   -----------
    Total Liabilities and Partners' Equity         $1,082,020   $ 1,280,602
                                                  ===========   ===========


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 2000 AND 1999
SERIES 5                                             2000          1999
                                                     ----          ----
 ASSETS
Current Assets:
 Cash and Cash Equivalents                         $  318,707   $   292,994
 Investments in Securities                             72,753        69,576
                                                  -----------   -----------
  Total Current Assets                                391,460       362,570

 Investments in Securities                            385,513       424,763
 Investments in Project Partnerships, Net             951,449     1,145,581
                                                 ------------  ------------
    Total Assets                                   $1,728,422   $ 1,932,914
                                                 ============  ============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                       $   73,415    $   71,427
                                                  -----------   -----------
  Total Current Liabilities                            73,415        71,427
                                                  -----------   -----------
Long-Term Liabilities:
 Payable to General Partners                          345,734       308,232
                                                  -----------   -----------
Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of which
37,228 at March 31, 2000 and  1999 have been
issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228 at
March  31, 2000 and 1999, issued and
Outstanding                                         1,371,804     1,613,346
General Partners                                      (62,531)      (60,091)
                                                  -----------   -----------
  Total Partners' Equity                            1,309,273     1,553,255
                                                  -----------   -----------
    Total Liabilities and Partners' Equity         $1,728,422   $ 1,932,914
                                                  ===========   ===========


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 2000 AND 1999
SERIES 6                                             2000         1999
                                                     ----         ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                          $ 422,800    $ 408,672
 Investments in Securities                             55,114       52,341
                                                  -----------  -----------
  Total Current Assets                                477,914      461,013

 Investments in Securities                            318,064      347,635
 Investments in Project Partnerships, Net           1,997,390    2,464,086
                                                  -----------  -----------
    Total Assets                                   $2,793,368  $ 3,272,734
                                                  ===========  ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                        $  69,212   $   67,059
                                                  -----------  -----------
  Total Current Liabilities                            69,212       67,059
                                                  -----------  -----------
Long-Term Liabilities:
 Payable to General Partners                          438,798      388,370
                                                  -----------  -----------
Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of which
37,228 at March 31, 2000 and  1999 have been
issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228 at
March  31, 2000 and 1999, issued and
Outstanding                                         2,351,230    2,877,858
General Partners                                      (65,872)     (60,553)
                                                   ----------   ----------
  Total Partners' Equity                            2,285,358    2,817,305
                                                   ----------   ----------
    Total Liabilities and Partners' Equity         $2,793,368   $3,272,734
                                                  ===========  ===========


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                              BALANCE SHEETS
                          MARCH 31, 2000 AND 1999
TOTAL SERIES 2 - 6                                 2000           1999
                                                   ----           ----
ASSETS
Current Assets:
 Cash and Cash Equivalents                       $1,312,212    $ 1,216,792
 Investments in Securities                          284,114        271,341
                                                -----------    -----------
  Total Current Assets                            1,596,326      1,488,133

 Investments in Securities                        1,531,512      1,684,626
 Investments in Project Partnerships, Net         3,744,936      4,836,414
                                                -----------    -----------
    Total Assets                                 $6,872,774    $ 8,009,173
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                     $  293,115    $   284,261
                                                -----------    -----------
  Total Current Liabilities                         293,115        284,261
                                                -----------    -----------
Long-Term Liabilities:
 Payable to General Partners                      1,764,453      1,584,680
                                                -----------    -----------
Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at March 31, 2000 and  1999 have
been issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228
at March  31, 2000 and 1999, issued and
outstanding                                       5,093,672      6,405,448
General Partners                                   (278,466)      (265,216)
                                                -----------    -----------
  Total Partners' Equity                          4,815,206      6,140,232
                                                -----------    -----------
    Total Liabilities and Partners' Equity       $6,872,774    $ 8,009,173
                                               ============   ============


              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED MARCH 31,

SERIES 2                             2000           1999          1998
                                     ----           ----          ----
Revenues:
 Interest Income                    $   33,028    $    34,468   $    37,434
 Other Income                            7,170          6,937         3,838
                                   -----------    -----------   -----------
  Total Revenues                        40,198         41,405        41,272
                                   -----------    -----------   -----------
Expenses:
 Asset Management Fee-General
Partner                                 68,511         68,648        68,773
 General and Administrative:
  General Partner                        8,181          7,433         8,267
  Other                                 11,237         12,781        10,502
 Amortization                            3,263         46,949         3,011
                                   -----------    -----------   -----------
  Total Expenses                        91,192        135,811        90,553
                                   -----------    -----------   -----------
Loss Before Equity in Losses
 of Project Partnerships               (50,994)       (94,406)      (49,281)
Equity in Losses of Project
 Partnerships                         (115,544)      (126,899)     (288,412)
                                   -----------    -----------   -----------
Net Loss                            $ (166,538)    $ (221,305)   $ (337,693)
                                   ===========    ===========   ===========
Allocation of Net Loss:
 Assignees                          $ (164,873)    $ (219,092)   $ (334,316)
 General Partners                       (1,665)        (2,213)       (3,377)
                                   -----------    -----------   -----------
                                    $ (166,538)    $ (221,305)   $ (337,693)
                                   ===========    ===========   ===========
Net Loss Per Beneficial
Assignee Certificate                $   (26.87)     $  (35.71)   $   (54.48)
Number of Beneficial Assignee      ===========    ===========   ===========
Certificates Outstanding                 6,136          6,136         6,136
                                   ===========    ===========   ===========



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED MARCH 31,

Series 3                             2000           1999           1998
                                     ----           ----           ----
Revenues:
Interest Income                     $   28,740      $  29,814     $  30,145
 Other Income                           22,645         14,515        34,966
                                    ----------     ----------    ----------
  Total Revenues                        51,385         44,329        65,111
                                    ----------     ----------    ----------
Expenses:
 Asset Management Fee-General
Partner                                 63,301         63,479        63,645
 General and Administrative:
  General Partner                        8,552          7,771         8,481
  Other                                 10,780         10,513        10,903
 Amortization                            1,120         44,070         5,422
                                    ----------     ----------    ----------
  Total Expenses                        83,753        125,833        88,451
                                    ----------     ----------    ----------
Loss Before Equity in Losses
 of Project Partnerships               (32,368)       (81,504)      (23,340)
Equity in Losses of Project
 Partnerships                         (114,700)      (105,820)     (198,168)
                                   -----------    -----------   -----------
Net Loss                             $(147,068)    $ (187,324)   $ (221,508)
                                   ===========    ===========   ===========
Allocation of Net Loss:
 Assignees                          $ (145,597)    $ (185,451)   $ (219,293)
 General Partners                       (1,471)        (1,873)       (2,215)
                                   -----------    -----------   -----------
                                    $ (147,068)    $ (187,324)   $ (221,508)
                                   ===========    ===========   ===========
Net Loss Per Beneficial
 Assignee Certificate                $  (26.69)    $   (33.99)   $   (40.19)
Number of Beneficial Assignee      ===========    ===========   ===========
 Certificates Outstanding                5,456          5,456         5,456
                                   ===========    ===========   ===========


      See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED MARCH 31,

SERIES 4                              2000           1999          1998
                                      ----           ----          ----
Revenues:
 Interest Income                      $  37,964      $  39,022     $ 39,924
 Other Income                            11,033          7,650        4,385
                                      ---------      ---------    ---------
  Total Revenues                         48,997         46,672       44,309
                                      ---------      ---------    ---------
Expenses:
 Asset Management Fee - General
Partner                                  77,832         77,989       78,133
 General and Administrative:
  General Partner                        10,779          9,798       10,693
  Other                                  13,398         12,805       13,417
 Amortization                             6,656         85,832        5,595
                                     ----------     ----------   ----------
  Total Expenses                        108,665        186,424      107,838
                                     ----------     ----------   ----------
Loss Before Equity in Losses
 of Project Partnerships                (59,668)      (139,752)     (63,529)
Equity in Losses of Project
 Partnerships                          (175,823)      (208,919)    (421,886)
                                     ----------     ----------   ----------
Net Loss                              $(235,491)     $(348,671)   $(485,415)
                                     ==========     ==========   ==========
Allocation of Net Loss:
 Assignees                            $(233,136)     $(345,184)   $(480,561)
 General Partners                        (2,355)        (3,487)      (4,854)
                                     ----------     ----------   ----------
                                      $(235,491)     $(348,671)   $(485,415)
                                     ==========     ==========   ==========
Net Loss Per Beneficial
 Assignee Certificate                 $  (33.71)     $  (49.92)   $  (69.50)
Number of Beneficial Assignee        ==========     ==========   ==========
 Certificates Outstanding                 6,915          6,915        6,915
                                     ==========     ==========   ==========



      See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED MARCH 31,

SERIES 5                              2000          1999          1998
                                      ----          ----          ----
Revenues:
 Interest Income                     $  48,721      $  50,132     $  51,284
 Other Income                           17,118         14,529         3,133
                                    ----------     ----------    ----------
  Total Revenues                        65,839         64,661        54,417
                                    ----------     ----------    ----------
Expenses:
 Asset Management Fee - General
Partner                                 96,241         96,461        96,663
 General and Administrative:
  General Partner                       13,386         12,163        13,274
  Other                                 15,895         19,611        16,492
 Amortization                            6,159         39,939        12,761
                                    ----------     ----------    ----------
  Total Expenses                       131,681        168,174       139,190
                                    ----------     ----------    ----------
Loss Before Equity in Losses
 of Project Partnerships               (65,842)      (103,513)      (84,773)
Equity in Losses of Project
 Partnerships                         (178,140)      (300,042)     (728,729)
                                    ----------     ----------    ----------
Net Loss                             $(243,982)     $(403,555)    $(813,502)
                                    ==========     ==========    ==========
Allocation of Net Loss:
 Assignees                           $(241,542)     $(399,519)    $(805,367)
 General Partners                       (2,440)        (4,036)       (8,135)
                                    ----------     ----------    ----------
                                     $(243,982)     $(403,555)    $(813,502)
                                    ==========     ==========    ==========
Net Loss Per Beneficial
 Assignee Certificate                $  (28.03)     $  (46.37)     $ (93.47)
Number of Beneficial Assignee       ==========     ==========    ==========
 Certificates Outstanding                8,616          8,616         8,616
                                    ==========     ==========    ==========


      See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED MARCH 31,

SERIES 6                               2000         1999          1998
                                       ----         ----          ----
Revenues:
 Interest Income                      $  46,177     $  46,807     $  48,382
 Other Income                             8,057         3,915         1,325
                                     ----------    ----------    ----------
  Total Revenues                         54,234        50,722        49,707
                                     ----------    ----------    ----------
Expenses:
 Asset Management Fee - General
Partner                                 106,486       106,815       107,120
 General and Administrative:
  General Partner                        14,130        12,839        14,012
  Other                                  16,986        17,635        17,513
 Amortization                            14,982        13,352        19,276
                                     ----------    ----------    ----------
  Total Expenses                        152,584       150,641       157,921
                                     ----------    ----------    ----------
Loss Before Equity in Losses
 of Project Partnerships                (98,350)      (99,919)     (108,214)
Equity in Losses of Project
 Partnerships                          (433,597)     (601,405)     (761,923)
                                     ----------    ----------    ----------
Net Loss                              $(531,947)    $(701,324)    $(870,137)
                                     ==========    ==========    ==========
Allocation of Net Loss:
 Assignees                            $(526,628)    $(694,311)    $(861,436)
 General Partners                        (5,319)       (7,013)       (8,701)
                                     ----------    ----------    ----------
                                      $(531,947)    $(701,324)    $(870,137)
                                     ==========    ==========    ==========
Net Loss Per Beneficial
 Assignee Certificate                 $  (52.12)    $  (68.54)    $  (85.25)
Number of Beneficial Assignee        ==========    ==========    ==========
 Certificates Outstanding                10,105        10,105        10,105
                                     ==========    ==========    ==========


      See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                         STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED MARCH 31,

TOTAL SERIES 2 - 6                   2000           1999           1998
                                     ----           ----           ----
Revenues:
 Interest Income                    $  194,630     $  200,243    $   207,169
 Other Income                           66,023         47,546         47,647
                                  ------------   ------------   ------------
  Total Revenues                       260,653        247,789        254,816
                                  ------------   ------------   ------------
Expenses:
 Asset Management Fee-General
Partner                                412,371        413,392        414,334
 General and Administrative:
  General Partner                       55,028         50,004         54,727
  Other                                 68,296         73,345         68,827
 Amortization                           32,180        230,142         46,065
                                  ------------   ------------   ------------
  Total Expenses                       567,875        766,883        583,953
                                  ------------   ------------   ------------
Loss Before Equity in Losses
 of Project Partnerships              (307,222)      (519,094)      (329,137)
Equity in Losses of Project
 Partnerships                       (1,017,804)    (1,343,085)    (2,399,118)
                                  ------------   ------------   ------------
Net Loss                           $(1,325,026)   $(1,862,179)   $(2,728,255)
                                  ============   ============   ============
Allocation of Net Loss:
 Assignees                         $(1,311,776)   $(1,843,557)   $(2,700,973)
 General Partners                      (13,250)       (18,622)       (27,282)
                                  ------------   ------------   ------------
                                   $(1,325,026)   $(1,862,179)   $(2,728,255)
                                  ============   ============   ============



              See accompanying notes to financial statements.


                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:



                                                General
SERIES 2                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 1,084,268       $(43,391)     $ 1,040,877

Net Loss                           (334,316)        (3,377)        (337,693)
                               ------------      ----------    ------------

Balance at March 31, 1998           749,952        (46,768)         703,184

Net Loss                           (219,092)        (2,213)        (221,305)
                               ------------      ----------     -----------

Balance at March 31, 1999           530,860        (48,981)         481,879

Net Loss                           (164,873)        (1,665)        (166,538)
                               ------------     -----------     -----------

Balance at March 31, 2000       $   365,987     $  (50,646)      $  315,341
                               ============     ===========     ===========


              See accompanying notes to financial statements.





                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:

                                                General
SERIES 3                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $   822,156     $  (39,994)     $   782,162

Net Loss                           (219,293)        (2,215)        (221,508)
                               ------------     -----------    ------------

Balance at March 31, 1998           602,863        (42,209)         560,654

Net Loss                           (185,451)        (1,873)        (187,324)
                               ------------     -----------     -----------

Balance at March 31, 1999           417,412        (44,082)         373,330

Net Loss                           (145,597)        (1,471)        (147,068)
                               ------------    ------------     -----------

Balance at March 31, 2000        $  271,815     $  (45,553)       $ 226,262
                               ============    ============     ===========




              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:

                                                General
SERIES 4                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997        $1,791,717       $(43,168)      $1,748,549

Net Loss                           (480,561)        (4,854)        (485,415)
                               ------------      ----------    ------------

Balance at March 31, 1998         1,311,156        (48,022)       1,263,134

Net Loss                           (345,184)        (3,487)        (348,671)
                               ------------      ----------    ------------

Balance at March 31, 1999           965,972        (51,509)         914,463

Net Loss                           (233,136)        (2,355)        (235,491)
                               ------------      ----------    ------------

Balance at March 31, 2000        $  732,836      $ (53,864)      $  678,972
                               ============      ==========    ============


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:

                                                General
SERIES 5                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 2,818,232     $  (47,920)     $ 2,770,312

Net Loss                           (805,367)        (8,135)        (813,502)
                               ------------     -----------    ------------

Balance at March 31, 1998         2,012,865        (56,055)       1,956,810

Net Loss                           (399,519)        (4,036)        (403,555)
                               ------------     -----------    ------------

Balance at March 31, 1999         1,613,346        (60,091)       1,553,255

Net Loss                           (241,542)        (2,440)        (243,982)
                               ------------     -----------    ------------

Balance at March 31, 2000       $ 1,371,804     $  (62,531)     $ 1,309,273
                               ============     ===========    ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:

                                                General
SERIES 6                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997       $ 4,433,605      $ (44,839)     $ 4,388,766

Net Loss                           (861,436)        (8,701)        (870,137)
                               ------------      ----------    ------------

Balance at March 31, 1998         3,572,169        (53,540)       3,518,629

Net Loss                           (694,311)        (7,013)        (701,324)
                               ------------     -----------    ------------
Balance at March 31, 1999
                                  2,877,858        (60,553)       2,817,305

Net Loss                           (526,628)        (5,319)        (531,947)
                               ------------     -----------    ------------

Balance at March 31, 2000       $ 2,351,230     $  (65,872)     $ 2,285,358
                               ============     ===========    ============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:

                                                General
TOTAL SERIES 2 - 6             Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1997      $ 10,949,978     $ (219,312)    $ 10,730,666

Net Loss                         (2,700,973)       (27,282)      (2,728,255)
                              -------------     -----------   -------------

Balance at March 31, 1998         8,249,005       (246,594)       8,002,411

Net Loss                         (1,843,557)       (18,622)      (1,862,179)
                              -------------     -----------   -------------

Balance at March 31, 1999         6,405,448       (265,216)       6,140,232

Net Loss                         (1,311,776)       (13,250)      (1,325,026)
                              -------------     -----------   -------------

Balance at March 31, 2000       $ 5,093,672      $(278,466)      $4,815,206
                              =============     ===========   =============



              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:

SERIES 2                               2000          1999         1998
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                           $ (166,538)   $ (221,305)  $ (337,693)
  Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
    Amortization                          3,263        46,949        3,011
    Accreted Interest Income on
    Investments in Securities           (23,854)      (25,554)     (27,118)
    Equity in Losses of Project
    Partnerships                        115,544       126,899      288,412
    Interest Income from
    Redemption of Securities             20,241        16,834       13,627
    Distributions Included in
    Other Income                         (7,170)       (6,937)      (3,838)
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners                   36,547        28,793       37,331
                                     ----------    ----------   ----------
        Net Cash Used in Operating
        Activities                      (21,967)      (34,321)     (26,268)
                                     ----------    ----------   ----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                   11,727        12,315       16,493
  Redemption of Investment in
  Securities                             29,297        30,668       32,065
                                     ----------    ----------   ----------
        Net Cash Provided by
        Investing Activities             41,024        42,983       48,558
                                     ----------    ----------   ----------
Increase in Cash and
  Cash Equivalents                       19,057         8,662       22,290
Cash and Cash Equivalents at
Beginning of Year                       169,513       160,851      138,561
                                     ----------    ----------   ----------
Cash   and  Cash  Equivalents   at
End of Year                            $188,570    $  169,513   $  160,851
                                     ==========    ==========   ==========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:

SERIES 3                               2000          1999         1998
- ------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                          $ (147,068)   $ (187,324)   $ (221,508)
  Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
    Amortization                         1,120        44,070         5,422
    Accreted Interest Income on
    Investments in Securities          (21,218)      (22,729)      (24,121)
    Equity in Losses of Project
    Partnerships                       114,700       105,820       198,168
    Interest Income from
    Redemption of Securities            18,004        14,974        12,121
    Distributions Included In
    Other Income                       (22,645)      (14,515)      (34,966)
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners                  23,099        10,980        24,495
                                     ----------    ----------    ----------
        Net Cash Used in Operating
        Activities                     (34,008)      (48,724)      (40,389)
                                     ----------    ----------    ----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                  25,455        23,805        37,565
  Redemption of Investment in
  Securities                            26,059        27,278        28,521
                                     ----------    ----------    ----------
        Net Cash Provided by
        Investing Activities            51,514        51,083        66,086
                                     ----------    ----------    ----------
Increase in Cash and
  Cash Equivalents                      17,506         2,359        25,697
Cash and Cash Equivalents at
Beginning of Year                      137,981       135,622       109,925
                                     ----------    ----------    ----------
Cash   and  Cash  Equivalents   at
End of Year                          $ 155,487    $  137,981    $  135,622
                                     ==========    ==========    ==========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:
SERIES 4                               2000          1999         1998
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                           $ (235,491)   $ (348,671)   $ (485,415)
  Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
    Amortization                          6,656        85,832         5,595
    Accreted Interest Income on
    Investments in Securities           (26,881)      (28,796)      (30,559)
    Equity in Losses of Project
    Partnerships                        175,823       208,919       421,886
    Interest Income from
    Redemption of Securities             22,808        18,970        15,357
    Distributions Included In
    Other Income                        (11,033)       (7,650)       (4,385)
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners                   36,909        29,219        37,092
                                     ----------    ----------    ----------
        Net Cash Used in Operating
        Activities                      (31,209)      (42,177)      (40,429)
                                     ----------    ----------    ----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                   17,210        18,374        18,400
  Redemption of Investment in
  Securities                             33,015        34,559        36,132
                                     ----------    ----------    ----------
        Net Cash Provided by
        Investing Activities             50,225        52,933        54,532
                                     ----------    ----------    ----------
Increase in Cash and
Cash Equivalents                         19,016        10,756        14,103
Cash and Cash Equivalents at
Beginning of Year                       207,632       196,876       182,773
                                     ----------    ----------    ----------
Cash   and  Cash  Equivalents   at
End of Year                           $ 226,648    $  207,632    $  196,876
                                     ==========    ==========    ==========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:
SERIES 5                               2000          1999         1998
--------                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                          $ (243,982)   $ (403,555)   $ (813,502)
  Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
    Amortization                         6,159        39,939        12,761
    Accreted Interest Income on
    Investments in Securities          (33,503)      (35,890)      (38,088)
    Equity in Losses of Project
    Partnerships                       178,140       300,042       728,729
    Interest Income from
    Redemption of Securities            28,428        23,644        19,140
    Distributions Included In
    Other Income                       (17,118)      (14,529)       (3,133)
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners                  39,490        30,403        40,677
                                     ----------    ----------    ----------
        Net Cash Used in Operating
        Activities                     (42,386)      (59,946)      (53,416)
                                     ----------    ----------    ----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                  26,951        29,054        30,188
  Redemption of Investment in
  Securities                            41,148        43,073        45,035
                                     ----------    ----------    ----------
        Net Cash Provided by
        Investing Activities            68,099        72,127        75,223
                                     ----------    ----------    ----------
Increase in Cash and
Cash Equivalents                        25,713        12,181        21,807
Cash and Cash Equivalents at
Beginning of Year                      292,994       280,813       259,006
                                     ----------    ----------    ----------
Cash   and  Cash  Equivalents   at
End of Year                          $ 318,707    $  292,994    $  280,813
                                     ==========    ==========    ==========
              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:
SERIES 6                               2000          1999         1998
-- -----                               ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                          $ (531,947)   $ (701,324)   $ (870,137)
  Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
    Amortization                        14,982        13,352        19,276
    Accreted Interest Income on
    Investments in Securities          (28,202)      (29,359)      (30,091)
    Equity in Losses of Project
    Partnerships                       433,597       601,405       761,923
    Interest Income from
    Redemption of Securities            20,134        15,983        12,262
    Distributions Included In
    Other Income                        (8,057)       (3,915)       (1,325)
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners                  52,581        43,393        52,014
                                     ----------    ----------    ----------
        Net Cash Used in Operating
        Activities                     (46,912)      (60,465)      (56,078)
                                     ----------    ----------    ----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                  26,174        27,865        29,859
  Redemption of Investment in
  Securities                            34,866        35,017        35,738
                                     ----------    ----------    ----------
        Net Cash Provided by
        Investing Activities            61,040        62,882        65,597
                                     ----------    ----------    ----------
Increase in Cash and
  Cash Equivalents                      14,128         2,417         9,519
Cash and Cash Equivalents at
Beginning of Year                      408,672       406,255       396,736
                                     ----------    ----------    ----------
Cash   and  Cash  Equivalents   at
End of Year                          $ 422,800    $  408,672    $  406,255
                                     ==========    ==========    ==========

              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)
                         STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:
TOTAL SERIES 2 - 6                     2000          1999         1998
------------------                     ----          ----         ----
Cash Flows from Operating
Activities:
  Net Loss                         $(1,325,026)  $(1,862,179)  $(2,728,255)
  Adjustments to Reconcile Net
  Loss to Net Cash Used in
  Operating Activities:
    Amortization                        32,180       230,142        46,065
    Accreted Interest Income on
    Investments in Securities         (133,658)     (142,328)     (149,977)
    Equity in Losses of Project
    Partnerships                     1,017,804     1,343,085     2,399,118
    Interest Income from
    Redemption of Securities           109,615        90,405        72,507
    Distributions Included In
    Other Income                       (66,023)      (47,546)      (47,647)
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners                 188,626       142,788       191,609
                                    -----------   -----------   -----------
        Net Cash Used in Operating
        Activities                    (176,482)     (245,633)     (216,580)
                                    -----------   -----------   -----------
Cash Flows from Investing
Activities:
  Distributions Received from
  Project Partnerships                 107,517       111,413       132,505
  Redemption of Investment in
  Securities                           164,385       170,595       177,491
                                    -----------   -----------   -----------
        Net Cash Provided by
        Investing Activities           271,902       282,008       309,996
                                    -----------   -----------   -----------
Increase in Cash and
  Cash Equivalents                      95,420        36,375        93,416
Cash and Cash Equivalents at
Beginning of Year                    1,216,792     1,180,417     1,087,001
                                    -----------   -----------   -----------
Cash   and  Cash  Equivalents   at
End of Year                         $1,312,212    $1,216,792    $1,180,417
                                    ===========   ===========   ===========


              See accompanying notes to financial statements.

                      GATEWAY TAX CREDIT FUND II LTD.
                      (A Florida Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

                       MARCH 31, 2000, 1999 AND 1998

NOTE 1 - ORGANIZATION:

    Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 2000, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5
and 6, respectively had been issued as of March 31, 2000. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Quarterly  the  Investments  in  Project  Partnerships  are  increased   or
decreased as follows:

      1)Increased for equity in income or decreased for equity in losses of the Project Partnerships,
      2)Decreased   for  cash  distributions  received  from  the   Project
      Partnerships, and
 3)   Decreased for the amortization of the acquisition fees and expenses.

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

Change in Accounting Principle

  One of the Project Partnerships changed its method of accounting for depreciating their buildings from the straight line to the declining balance method. The effect of this change was reported as a cumulative effect of a change in accounting principle. The change increased the net losses reported by the Project Partnerships by $277,849.

Reclassifications

 For comparability, the 1999 and 1998 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2000.


NOTE 3 - INVESTMENT IN SECURITIES:

   The March 31, 2000 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $152,647 for Series 2, $135,777 for Series 3, $172,016 for Series 4, $214,394 for Series 5 and $153,731 for Series 6.
For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

                                                          Gross Unrealized
                   Estimated Market       Cost Plus          Gains and
                         Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 2               $     337,240        $   326,282          $   10,958
Series 3                     299,868            290,220               9,648
Series 4                     380,053            367,680              12,373
Series 5                     473,543            458,266              15,277
Series 6                     384,110            373,178              10,932


 As of March 31, 2000, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                  Series 2       Series 3       Series 4
                                  --------       --------       --------
Due within 1 year                  $   51,800     $   46,075      $  58,372
After 1 year through 5 years          189,866        168,882        213,957
After 5 years through 10 years         84,616         75,263         95,351
                                  -----------    -----------    -----------
  Total Amount Carried on
Balance Sheet                      $  326,282     $  290,220      $ 367,680
                                  ===========    ===========    ===========


                                  Series 5       Series 6        Total
                                  --------       --------       --------
Due within 1 year                  $   72,753      $  55,114     $  284,114
After 1 year through 5 years          266,672        216,259      1,055,636
After 5 years through 10 years        118,841        101,805        475,876
                                  -----------    -----------   ------------
  Total Amount Carried on
Balance Sheet                      $  458,266      $ 373,178     $1,815,626
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

 For the years ended March 31, 2000, 1999 and 1998 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

 Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                         2000               1999                1998
                         ----               ----                ----
Series 2                   $  68,511          $  68,648           $  68,773
Series 3                      63,301             63,479              63,645
Series 4                      77,832             77,989              78,133
Series 5                      96,241             96,461              96,663
Series 6                     106,486            106,815             107,120
                        ------------       ------------        ------------
Total                      $ 412,371          $ 413,392           $ 414,334
                        ============       ============        ============


 General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

                         2000               1999                1998
                         ----               ----                ----
Series 2                   $   8,181           $  7,433            $  8,267
Series 3                       8,552              7,771               8,481
Series 4                      10,779              9,798              10,693
Series 5                      13,386             12,163              13,274
Series 6                      14,130             12,839              14,012
                           ---------          ---------           ---------
                            $ 55,028           $ 50,004            $ 54,727
Total                      =========          =========           =========



NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 2

   As of March 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 22 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:

                                             MARCH 31, 2000 MARCH 31, 1999
                                             -------------- --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships       $ 4,524,678     $ 4,524,678

Cumulative equity in losses of Project
Partnerships (1)                                 (4,553,226)     (4,437,682)

Cumulative distributions received from
Project Partnerships                                (74,211)        (69,654)
                                               ------------    ------------
Investment in Project Partnerships before
Adjustment                                         (102,759)         17,342

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      390,838         390,838
 Accumulated amortization of acquisition
fees and expenses                                   (79,864)        (76,601)
                                               ------------    ------------

Investments in Project Partnerships             $   208,215     $   331,579
                                               ============    ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,743,287 for the year ended March 31, 2000 and cumulative suspended losses of $1,142,213 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 3

   As of March 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 23 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:

                                           MARCH 31, 2000   MARCH 31, 1999
                                           --------------   --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 3,888,713      $ 3,888,713

Cumulative equity in losses of Project
Partnerships (1)                                (4,042,301)      (3,927,601)

Cumulative distributions received from
Project Partnerships                              (158,676)        (155,866)
                                              ------------     ------------
Investment in Project Partnerships before
Adjustment                                        (312,264)        (194,754)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                     491,746          491,746
 Accumulated amortization of acquisition
fees and expenses                                  (79,292)         (78,172)
                                              ------------    -------------

Investments in Project Partnerships            $   100,190      $   218,820
                                              ============     ============
(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,455,000 for the year ended March 31, 2000 and cumulative suspended losses of $1,581,681 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 4

   As of March 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 29 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:

                                           MARCH 31, 2000   MARCH 31, 1999
                                           --------------   --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 4,952,519      $ 4,952,519

Cumulative equity in losses of Project
Partnerships (1)                                (4,810,009)      (4,634,186)

Cumulative distributions received from
Project Partnerships                              (107,167)        (100,990)
                                              ------------     ------------
Investment in Project Partnerships before
Adjustment                                          35,343          217,343

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                     562,967          562,967
 Accumulated amortization of acquisition
fees and expenses                                 (110,618)        (103,962)
                                               -----------      -----------

Investments in Project Partnerships              $ 487,692        $ 676,348
                                              ============     ============
(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,531,158 for the year ended March 31, 2000 and cumulative suspended losses of $1,002,895 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 5

   As of March 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 36 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:

                                           MARCH 31, 2000   MARCH 31, 1999
                                           --------------   --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships     $  6,164,472      $ 6,164,472

Cumulative equity in losses of Project
Partnerships (1)                                (5,585,539)      (5,407,399)

Cumulative distributions received from
Project Partnerships                              (156,548)        (146,715)
                                             -------------    -------------
Investment in Project Partnerships before
Adjustment                                         422,385          610,358

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                     650,837          650,837
 Accumulated amortization of acquisition
fees and expenses                                 (121,773)        (115,614)
                                               -----------      -----------

Investments in Project Partnerships              $ 951,449      $ 1,145,581
                                              ============     ============
(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,642,901 for the year ended March 31, 2000 and cumulative suspended losses of $929,309 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 6

   As of March 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 38 Project Partnerships which own and operate government assisted multi-family housing complexes.
   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:

                                           MARCH 31, 2000   MARCH 31, 1999
                                           --------------   --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 7,462,215      $ 7,462,215

Cumulative equity in losses of Project
Partnerships (1)                                (5,929,821)      (5,496,224)

Cumulative distributions received from
Project Partnerships                              (163,773)        (145,656)
                                              ------------     ------------
Investment in Project Partnerships before
Adjustment                                       1,368,621        1,820,335

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                     785,179          785,179
 Accumulated amortization of acquisition
fees and expenses                                 (156,410)        (141,428)
                                              ------------     ------------

Investments in Project Partnerships            $ 1,997,390      $ 2,464,086
                                              ============     ============
(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,029,135 for the year ended March 31, 2000 and cumulative suspended losses of $598,829 for the year ended March 31, 1999 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

TOTAL SERIES 2 - 6

  The following is a summary of Investments in Project Partnerships:

                                           MARCH 31, 2000   MARCH 31, 1999
                                           --------------   --------------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships     $ 26,992,597      $26,992,597

Cumulative equity in losses of Project
Partnerships (1)                               (24,920,896)     (23,903,092)

Cumulative distributions received from
Project Partnerships                              (660,375)        (618,881)
                                              ------------     ------------
Investment in Project Partnerships before
Adjustment                                       1,411,326        2,470,624

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                   2,881,567        2,881,567
 Accumulated amortization of acquisition
fees and expenses                                 (547,957)        (515,777)
                                             -------------    -------------

Investments in Project Partnerships            $ 3,744,936      $ 4,836,414
                                             =============    =============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1999         1998           1997
SERIES 2                               ----         ----           ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 1,877,161   $ 1,786,180   $ 1,664,759
  Investment properties, net         19,889,312    20,780,885    21,671,589
  Other assets                            2,370        10,554         2,370
                                   ------------  ------------   -----------
    Total assets                    $21,768,843   $22,577,619   $23,338,718
                                   ============  ============   ===========
Liabilities and Partners' Equity:
  Current liabilities               $   486,993   $   488,583   $   455,868
  Long-term debt                     23,110,828    23,166,342    23,216,826
                                   ------------  ------------   -----------
    Total liabilities                23,597,821    23,654,925    23,672,694
                                   ------------  ------------   -----------
Partners' equity
  Limited Partner                    (1,833,812)   (1,105,102)     (387,627)
  General Partners                        4,834        27,796        53,651
                                   ------------  ------------   -----------
    Total Partners' equity           (1,828,978)   (1,077,306)     (333,976)
                                   ------------  ------------   -----------
    Total liabilities and
partners' equity                    $21,768,843   $22,577,619   $23,338,718
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 4,012,320   $ 4,033,895   $ 3,928,831
Expenses:
  Operating expenses                  1,794,189     1,709,810     1,656,842
  Interest expense                    2,044,746     2,114,068     2,052,361
  Depreciation and amortization         897,242       919,877       935,616
                                   ------------  ------------  ------------
    Total expenses                    4,736,177     4,743,755     4,644,819
                                   ------------- -------------  ------------
      Net loss                       $ (723,857)  $  (709,860)  $  (715,988)
                                   ============= =============  ============
Other partners' share of net loss        (7,239)       (7,099)       (7,160)
                                   ============= =============  ============
Partnership's share of net loss      $ (716,618)  $  (702,761)  $  (708,828)

Suspended losses                        601,074       575,862       420,416
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                         $ (115,544)  $  (126,899)  $  (288,412)
                                   ============  ============  ============

As of December 31, 1999, the largest Project Partnership constituted 12.1% and 14.0%, and as of December 31, 1998 the largest Project Partnership constituted 12.3% and 13.0% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

                                                  DECEMBER 31,
                                       1999          1998           1997
SERIES 3                               ----          ----           ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 2,165,819    $ 2,135,449     $ 2,087,969
  Investment properties, net         16,926,832     18,061,080      18,896,091
  Other assets                          198,916        212,500         216,421
                                    ------------   ------------    ------------
    Total assets                    $19,291,567    $20,409,029     $21,200,481
                                   ============   ============    ============
Liabilities and Partners' Equity:
  Current liabilities               $   491,796    $   479,070     $   473,232
  Long-term debt                     21,648,149     21,720,128      21,786,186
                                   ------------   ------------    ------------
    Total liabilities                22,139,945     22,199,198      22,259,418
                                   ------------   ------------    ------------
Partners' equity
  Limited Partner                    (3,068,148)    (2,052,234)     (1,365,169)
  General Partners                      219,770        262,065         306,232
                                   ------------   ------------    ------------
    Total Partners' equity           (2,848,378)    (1,790,169)     (1,058,937)
                                   -------------  -------------    ------------
    Total liabilities and
partners' equity                    $19,291,567    $20,409,029     $21,200,481
                                   ============   ============    ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 3,900,623    $ 3,873,356     $ 3,897,285
Expenses:
  Operating expenses                  1,681,735      1,613,589       1,630,694
  Interest expense                    2,006,761      2,009,194       2,012,078
  Depreciation and amortization       1,213,599        913,619         923,055
                                   ------------   ------------    ------------
    Total expenses                    4,902,095      4,536,402       4,565,827

      Net loss                      $(1,001,472)   $  (663,046)    $  (668,542)
                                   ============   ============    ============
Other partners' share of net loss       (13,453)        (8,623)         (6,686)
                                   ============   ============    ============
Partnership's share of net loss     $  (988,019)   $  (654,423)    $  (661,856)

Suspended losses                        873,319        548,603         463,688
                                   ------------   ------------    ------------
Equity in Losses of Project
Partnerships                        $  (114,700)   $  (105,820)    $  (198,168)
                                   ============   ============    ============

As of December 31, 1999, the largest Project Partnership constituted 6.6% and 6.4%, and as of December 31, 1998 the largest Project Partnership constituted 7.8% and 6.5% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1999         1998          1997
SERIES 4                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                   $ 2,375,444    $ 2,258,054   $ 2,041,655
  Investment properties, net         23,334,011    24,296,782    25,293,995
  Other assets                            8,431        18,066         9,175
                                    -----------   -----------  ------------
    Total assets                    $25,717,886   $26,572,902   $27,344,825
                                    ===========   ===========  ============
Liabilities and Partners' Equity:
  Current liabilities                $  620,178   $   630,630   $   581,357
  Long-term debt                     26,444,765    26,508,044    26,566,388
                                    -----------  ------------  ------------
    Total liabilities                27,064,943    27,138,674    27,147,745
                                    -----------   -----------  ------------
Partners' equity
  Limited Partner                    (1,495,788)     (759,474)      (26,884)
  General Partners                      148,731       193,702       223,964
                                    -----------   -----------  ------------
    Total Partners' equity           (1,347,057)     (565,772)       197,080
                                    -----------   -----------  ------------
    Total liabilities and
partners' equity                    $25,717,886   $26,572,902   $27,344,825
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 4,625,537   $ 4,613,372   $ 4,556,702
Expenses:
  Operating expenses                  2,093,013     2,025,711     2,010,724
  Interest expense                    2,276,169     2,296,338     2,305,229
  Depreciation and amortization         983,083     1,016,293     1,060,855
                                    ------------  ------------  ------------
    Total expenses                    5,352,265     5,338,342     5,376,808

      Net loss                       $ (726,728)  $  (724,970)  $  (820,106)
                                   ============  ============  ============
Other partners' share of net loss       (22,642)       (9,540)       (8,201)
                                   ============  ============  ============
Partnership's share of net loss      $ (704,086)  $  (715,430)  $  (811,905)

Suspended losses                        528,263       506,511       390,019
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                         $ (175,823)  $  (208,919)  $  (421,886)
                                   ============  ============  ============

As of December 31, 1999, the largest Project Partnership constituted 5.0% and 6.1%, and as of December 31, 1998 the largest Project Partnership constituted 6.0% and 6.2% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1999         1998          1997
SERIES 5                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 2,903,343   $ 2,744,515   $ 2,652,154
  Investment properties, net         29,235,956    30,448,363    31,679,751
  Other assets                            2,552         2,552         2,552
                                   ------------  ------------  ------------
    Total assets                    $32,141,851   $33,195,430   $34,334,457
                                   ============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities               $   720,555   $   772,090   $   785,847
  Long-term debt                     32,658,604    32,747,276    32,829,165
                                    ------------  ------------  ------------
    Total liabilities                33,379,159    33,519,366    33,615,012
                                   ------------  ------------  ------------
Partners' equity
  Limited Partner                    (1,136,314)     (216,969)      788,433
  General Partners                     (100,994)     (106,967)      (68,988)
                                    -----------   -----------  ------------
    Total Partners' equity           (1,237,308)     (323,936)      719,445
                                    -----------   -----------  ------------
    Total liabilities and
partners' equity                    $32,141,851   $33,195,430   $34,334,457
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 5,614,817   $ 5,629,872   $ 5,570,816
Expenses:
  Operating expenses                  2,570,893     2,521,833     2,413,360
  Interest expense                    2,658,463     2,785,745     2,787,267
  Depreciation and amortization       1,286,201     1,312,998     1,331,686
                                    ------------  ------------  ------------
    Total expenses                    6,515,557     6,620,576     6,532,313

      Net loss                       $ (900,740)  $  (990,704)  $  (961,497)
                                   ============  ============  ============
Other partners' share of net loss        (9,008)       (9,907)       (9,615)
                                   ============  ============  ============
Partnership's share of net loss      $ (891,732)  $  (980,797)  $  (951,882)

Suspended losses                        713,592       680,755       223,153
                                    -----------   -----------  ------------
Equity in Losses of Project
Partnerships                         $ (178,140)  $  (300,042)  $  (728,729)
                                   ============  ============  ============

As of December 31, 1999, the largest Project Partnership constituted 8.0% and 8.4%, and as of December 31, 1998 the largest Project Partnership constituted 8.0% and 7.7% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                                 DECEMBER 31,
                                       1999         1998          1997
SERIES 6                               ----         ----          ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                    $ 3,056,225   $ 3,052,306   $ 2,895,432
  Investment properties, net         33,193,532    34,406,433    35,729,386
  Other assets                            8,088        21,638        12,783
                                    ------------  ------------  ------------
    Total assets                    $36,257,845   $37,480,377   $38,637,601
                                   ============  ============  ============
Liabilities and Partners' Equity:
  Current liabilities               $   670,941   $   816,353   $   794,495
  Long-term debt                     35,487,112    35,619,894    35,743,123
                                   ------------  ------------  ------------
    Total liabilities                36,158,053    36,436,247    36,537,618
                                   ------------  ------------  ------------
Partners' equity
  Limited Partner                       354,389     1,248,290     2,262,748
  General Partners                     (254,597)     (204,160)     (162,765)
                                   ------------  ------------  ------------
    Total Partners' equity               99,792     1,044,130     2,099,983
                                   ------------  ------------  ------------
    Total liabilities and
partners' equity                    $36,257,845   $37,480,377   $38,637,601
                                   ============  ============  ============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income             $ 5,831,193   $ 5,796,738   $ 5,816,156
Expenses:
  Operating expenses                  2,459,553     2,473,136     2,338,842
  Interest expense                    2,875,156     2,902,662     2,902,564
  Depreciation and amortization       1,371,839     1,414,757     1,474,599
                                    ------------  ------------  ------------
    Total expenses                    6,706,548     6,790,555     6,716,005

      Net loss                      $  (875,355)  $  (993,817)  $  (899,849)
                                   ============  ============  ============
Other partners' share of net loss       (11,452)      (11,906)       (8,998)
                                   ============  ============  ============
Partnership's share of net loss     $  (863,903)  $  (981,911)  $  (890,851)

Suspended losses                        430,306       380,506       128,928
                                   ------------  ------------  ------------
Equity in Losses of Project
Partnerships                        $  (433,597)  $  (601,405)  $  (761,923)
                                   ============  ============  ============


As of December 31, 1999, the largest Project Partnership constituted 6.7% and 5.8%, and as of December 31, 1998 the largest Project Partnership constituted 7.0% and 6.0% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
                                              DECEMBER 31,
                                   1999           1998            1997
TOTAL SERIES 2 - 6                 ----           ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                $ 12,377,992   $ 11,976,504    $ 11,341,969
  Investment properties, net     122,579,643    127,993,543     133,270,812
  Other assets                       220,357        265,310         243,301
                              --------------  -------------   -------------
    Total assets                $135,177,992   $140,235,357    $144,856,082
                              ==============   ============   =============
Liabilities and Partners'
Equity:
  Current liabilities           $  2,990,463   $  3,186,726    $  3,090,799
  Long-term debt                 139,349,458    139,761,684     140,141,688
                              --------------   ------------   -------------
    Total liabilities            142,339,921    142,948,410     143,232,487
                              --------------  -------------   -------------
Partners' equity
  Limited Partner                 (7,179,673)    (2,885,489)       1,271,501
  General Partners                    17,744        172,436          352,094
                              --------------  -------------   -------------
    Total Partners' equity        (7,161,929)    (2,713,053)       1,623,595
                              --------------  -------------    -------------
    Total liabilities and
partners' equity                $135,177,992   $140,235,357     $144,856,082
                               =============  ============     =============
SUMMARIZED STATEMENTS OF
OPERATIONS
Rental and other income         $ 23,984,490   $ 23,947,233     $ 23,769,790
Expenses:
  Operating expenses              10,599,383     10,344,079       10,050,462
  Interest expense                11,861,295     12,108,007       12,059,499
  Depreciation and
amortization                       5,751,964      5,577,544        5,725,811
                                ------------   -----------    -------------
    Total expenses                28,212,642     28,029,630       27,835,772

      Net loss                  $ (4,228,152)  $ (4,082,397)    $ (4,065,982)
                                =============  ============    =============
Other partners' share of net
loss                                 (63,794)       (47,075)         (40,660)
                                =============  ============    =============
Partnership's share of net
loss                            $ (4,164,358)  $ (4,082,397)   $ (4,025,322)

Suspended losses                   3,146,554      2,692,237       1,626,204
                               -------------   -----------    ------------
Equity in Losses of Project
Partnerships                    $ (1,017,804)  $ (1,343,085)   $ (2,399,118)
                               =============  ============    =============


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

  By Series these differences are as follows:

                            Equity Per Project
                               Partnership          Equity Per Partnership
                         ------------------------   ----------------------
                Series 2            $ (1,833,812)              $  (102,759)
                Series 3              (3,068,148)                 (312,264)
                Series 4              (1,495,788)                    35,343
                Series 5              (1,136,314)                   422,385
                Series 6                  354,389                 1,368,621

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   2000           1999            1998
SERIES 2                           ----           ----            ----
Net Loss per Financial
Statements                     $   (166,538)   $  (221,305)    $  (337,693)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (667,867)      (665,541)       (532,154)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end       (42,530)        37,811          (1,093)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               35,353         31,029          34,574
  Amortization Expense               46,550          5,270             536
  Other Adjustments                  (6,936)        (3,839)              0
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $  (801,968)   $  (816,575)    $  (835,830)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1999           1998            1997
                               ------------   ------------    ------------
Federal Low Income Housing
Tax Credits  (Unaudited)         $ 1,030,466    $ 1,030,466     $ 1,031,430
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   2000           1999            1998
SERIES 3                           ----           ----            ----
Net Loss per Financial
Statements                     $   (147,068)   $  (187,324)    $  (221,508)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (617,452)      (559,823)       (509,467)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end       (48,955)        53,171         (25,303)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee                22,159        13,609           21,359
  Amortization Expense                43,005         9,979           (3,784)
  Other Adjustments                  (14,514)      (34,964)               0
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31       $  (762,825)  $  (705,352)     $  (738,703)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1999           1998            1997
                               ------------   ------------    -----------
Federal Low Income Housing
Tax Credits  (Unaudited)         $   379,668    $   904,132     $   969,244
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:


                                   2000           1999            1998
SERIES 4                           ----           ----            ----
Net Loss per Financial
Statements                      $  (235,491)   $  (348,671)    $  (485,415)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (657,984)      (611,767)       (549,870)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end       (81,152)        68,041            6,099

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee                35,656        32,527           33,247
  Amortization Expense                85,586        13,104           (5,963)
Other Adjustments                     (7,650)       (4,384)               0
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $  (861,035)   $  (851,150)    $(1,001,902)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1999           1998            1997
                               ------------   ------------    ------------
Federal Low Income Housing
Tax Credits  (Unaudited)         $ 1,177,677    $ 1,177,677     $ 1,177,677
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   2000           1999            1998
SERIES 5                           ----           ----            ----
Net Loss per Financial
Statements                     $   (243,982)   $  (403,555)    $  (813,502)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (831,003)      (828,115)       (341,766)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end       (30,361)        12,889            (355)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               38,069         34,182          36,068
  Amortization Expense               35,067         14,276           9,911
  Other Adjustments                 (14,529)        (3,133)              0
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(1,046,739)   $(1,173,456)    $(1,109,644)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1999           1998            1997
                               ------------   ------------    ------------
Federal Low Income Housing
Tax Credits  (Unaudited)         $ 1,432,448    $ 1,432,378     $ 1,432,378
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   2000           1999            1998
SERIES 6                           ----           ----            ----
Net Loss per Financial
Statements                      $  (531,947)   $  (701,324)    $  (870,137)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes                 (667,038)      (642,061)       (331,643)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end           894         (9,368)         (4,171)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee               51,057         47,319          47,356
  Amortization Expense               10,829         17,305          21,592
  Other Adjustments                  (3,915)        (1,325)              0
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(1,140,120)   $(1,287,454)    $(1,137,003)
                                ============   ============    ============

                               December 31,   December 31,    December 31,
                                   1999           1998            1997
                               ------------   ------------    ------------
Federal Low Income Housing
Tax Credits  (Unaudited)         $ 1,690,086    $ 1,689,792     $ 1,689,263
                                 ===========    ===========     ===========

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

                                   2000           1999            1998
TOTAL SERIES 2 - 6                 ----           ----            ----
Net Loss per Financial
Statements                      $(1,325,026)   $(1,862,179)    $(2,728,255)

Equity in Losses of Project
Partnerships for tax purposes
less than (in excess of)
losses for financial
statement purposes               (3,441,344)    (3,307,307)     (2,264,900)

Adjustments to convert March
31, fiscal year end to
December 31, taxable year end      (202,104)       164,544         (24,823)

Items Expensed for Financial
Statement purposes not
expensed for Tax purposes:
  Asset Management Fee              182,294        158,666         172,604
  Amortization Expense              221,037         59,934          22,292
  Other Adjustments                 (47,544)       (47,645)              0
                                ------------   ------------    ------------

Partnership loss for tax
purposes as of December 31      $(4,612,687)   $(4,833,987)    $(4,823,082)
                                ============   ============    ============

The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $2,705,000 higher for Series 2, $2,426,000 higher for Series 3, $3,052,000 higher for Series 4, $2,714,000 higher for Series 5 and $2,557,000 higher for Series 6 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.


Hill, Barth & King LLC
554 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Springwood Apartments Limited Partnership
Westfield, New York

We have audited the accompanying balance sheets of Springwood Apartments Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 24, 2000 on our consideration of Springwood Apartments Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.


/s/ Hill, Barth & King LLC
Certified Public Accountants

January 24, 2000

Hill, Barth & King LLC
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Cherrytree Apartments Limited Partnership
Albion, Pennsylvania

We have audited the accompanying balance sheets of Cherrytree Apartments Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherrytree Apartments Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 2000 on our consideration of Cherrytree Apartments Limited Partnership internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grants.


/s/ Hill, Barth & King LLC
Certified Public Accountants

January 21, 2000

Hill, Barth & King LLC
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Wynnwood Commons Associates Limited Partnership
Fairchance, Pennsylvania

We have audited the accompanying balance sheets of Wynnwood Commons Associates Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wynnwood Common Associates Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 24, 2000 on our consideration of Wynnwood Commons Associates Limited Partnership internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grants.


/s/ Hill, Barth & King LLC
Certified Public Accountants

January 24, 2000

Hill, Barth & King LLC
544 West 10th Street
Erie, PA 16502
PHONE:  814-456-5385
FAX:  814-454-5004

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Stony Creek Commons Limited Partnership
Hooversville, Pennsylvania

We have audited the accompanying balance sheets of Stony Creek Commons Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stony Creek Commons Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 25, 2000 on our consideration of Stony Creek Commons Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.


/s/ Hill, Barth & King LLC
Certified Public Accountants

January 25, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Richland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Richland Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1848044, as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richland Elderly Housing, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of the Richland Elderly Housing, Ltd.'s internal control structure and a report dated January 24, 2000 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Pearson Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Pearson Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1848042, as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pearson Elderly Housing, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of the Pearson Elderly Housing, Ltd.'s internal control structure and a report dated January 24, 2000 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Lake Park Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lake Park Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1844429, as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Park Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of the Lake Park Apartments, Ltd.'s internal control structure and a report dated January 24, 2000 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Lakeland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lakeland Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1898054, as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Elderly Housing, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of the Lakeland Elderly Housing, Ltd.'s internal control structure and report dated January 24, 2000 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

Habif, Arogeti & Wynne, LLP
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Woodland Terrace

We have audited the accompanying balance sheets of WOODLAND TERRACE APARTMENTS, LTD. (USDA Rural Development Case No. 10-017-581854412), a limited partnership, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOODLAND TERRACE APARTMENTS, LTD. as of December 31, 1999 and 1998, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a February 9, 2000 on our consideration of WOODLAND TERRACE APARTMENTS, LTD.'s internal control and a February 9, 2000 on its compliance with laws and regulations applicable to the financial statements.

Ou audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

February 9, 2000

Habif, Arogeti & Wynne, LLP
1073 West Peachtree Street, N.E.
Atlanta, Georgia  30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Manchester Housing, Ltd.

We have audited the accompanying balance sheet of MANCHESTER HOUSING, LTD. (USDA Rural Development Case No. 10-099-581845215), a limited partnership, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANCHESTER HOUSING, LTD.
as of December 31, 1999 and 1998, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2000 on our consideration of MANCHESTER HOUSING, LTD.'s internal control and a report dated February 9, 2000 on its compliance with laws and regulations applicable to the financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

February 9, 2000

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


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

February 11, 1999

Davis, Nichols & Associates LLP
3555 North Crossing Circle
Valdosta, GA 31602
PHONE:  912-247-9801
FAX:  912-244-7704

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Heritage Villas, L.P.
McRae, Georgia

We have audited the accompanying balance sheet of Heritage Villas, L.P. (a limited partnership), Federal ID #: 58-1898056, as of December 31, 1999, and the related statements of income, partners' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Heritage Villas, L.P. as of December 31, 1998 were audited by other auditors whose report dated February 11, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Villas, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 14, 2000 on our consideration of Heritage Villas, L.P.'s internal control structure and its compliance with laws and regulations.


/s/ Davis, Nichols & Associates L.L.P.
Certified Public Accountants and Consultants

February 14, 2000

Habif, Arogeti & Wynne, LLP
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Crisp Properties, L.P.

We have audited the accompanying balance sheets of CRISP PROPERTIES, L.P. (USDA Rural Development Case No. 10-017-581854412), as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRISP PROPERTIES, L.P. as of December 31, 1999 and 1998, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2000 on our consideration of CRISP PROPERTIES, L.P.'s internal control and a report dated February 9, 2000 on its compliance with laws and regulations applicable to the financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

February 9, 2000

Habif, Arogeti & Wynne, LLP
1073 West Peachtree Street, N.E.
Atlanta, GA 30309-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Blackshear Apartments, L.P. Phase II

We have audited the accompanying balance sheets of BLACKSHEAR APARTMENTS, L.P. PHASE II (USDA Rural Development Case No. 10-040-581925616), a limited partnership, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLACKSHEAR APARTMENTS, L.P. PHASE II as of December 31, 1999 and 1998, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2000 on our consideration of BLACKSHEAR
APARTMENTS, L.P. PHASE II'S internal control and a report dated February 9, 2000 on its compliance with laws and regulations applicable to financial statements.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

February 9, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Crawford Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Crawford Rental Housing, L.P. (a limited partnership), Federal ID No.: 58-1850761, as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crawford Rental Housing, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of Crawford Rental Housing, L.P.'s internal control structure and a report dated January 24, 2000 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.- P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Shellman Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Shellman Housing, L.P. (a limted partnership), Federal ID No.: 58-1917615, as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shellman Housing L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of the Shellman Housing L.P.'s internal control structure and a report dated January 24, 2000 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Greensboro Properties, L.P., Phase II
Valdosta, Georgia

We have audited the accompanying balance sheets of Greensboro Properties, L.P., Phase II (a limited partnership), Federal ID No. 58-1915804 as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greensboro Properties, L.P., Phase II as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of the Greensboro Properties, L.P., Phase II's internal control structure and a report dated January 24, 2000 on it's compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Rd.-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Dawson Elderly, L.P.
Dawson, Georgia

We have audited the accompanying balance sheet of Dawson Elderly, L.P. (a limited partnership), Federal ID No.: 58-1966658 as of December 31, 1999 and
1998, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Elderly, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 24, 2000 on our consideration of Dawson Elderly, L.P.'s internal control structure and a report dated January 24, 2000 on it's compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 24, 2000

Habif, Arogeti & Wynne, LLP
1073 West Peachtree Street, N.E.
Atlanta, GA 30367-3837
PHONE:  404-892-9651
FAX:  404-876-3913

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Piedmont Development Company of Lamar
    County, LTD., L.P.

We have audited the accompanying balance sheets of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD., L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD., L.P. as of December 31, 1999 and 1998, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 2000 on our consideration of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD., L.P.'s internal control and a report dated February 18, 2000 on its compliance with laws and regulations applicable to the financial statements.


/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia

February 18, 2000

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Sylacauga Heritage Apartments Ltd.
Sylacauga, Alabama

We have audited the accompanying balance sheets of Sylacauga Heritage Apartments, Ltd., a limited partnership, RHS Project No.: 01-061-631025601 as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Heritage Apartments, Ltd., RHS Project No.: 01-061-631025601 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2000 on our consideration of Sylacauga Heritage Apartments, Ltd., internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama

February 14, 2000

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE:  504-837-0770
FAX:  504-837-7102

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
LOGANSPORT SENIORS APARTMENTS

We have audited the accompanying balance sheets of LOGANSPORT SENIORS APARTMENTS, RHS PROJECT NO. 22-016-721126743 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOGANSPORT SENIORS APARTMENTS as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2000 on our consideration of LOGANSPORT SENIORS APARTMENTS's internal control and a report dated February 26, 2000 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 26, 2000

Cameron, Hines & Hartt
104 Regency Place - P.O. Box 2474
West Monroe,  LA  71294-2474
PHONE:  318-323-1717
FAX:  318-322-5121

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

Tarpon Heights Apartments,
 A Louisiana Partnership in Commendam
Mansfield, Louisiana

We have audited the accompanying balance sheets of Tarpon Heights Apartments, A Louisiana Partnership in Commendam (the Partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tarpon Heights Apartments, a Louisiana Partnership in Commendam as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 3, 2000, on our consideration of Tarpon Heights Apartments, a Louisiana Partnership in Commendam's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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


/s/ Cameron, Hines & Hartt (APAC)
Certified Public Accountants

West Monroe, Louisiana
March 3, 2000

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE:  504-837-0770
FAX:  504-837-7102

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
THE OAKS APARTMENTS

We have audited the accompanying balance sheets of THE OAKS APARTMENTS, RHS PROJECT NO. 22-002-721144868 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE OAKS APARTMENTS as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2000 on our consideration of THE OAKS
APARTMENTS's
internal control and a report dated February 28, 2000 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 28, 2000

Cameron, Hines & Hartt
104 Regency Place-P.O. Box 2474
West Monroe, LA 71294-2474
PHONE:  318-323-1717
FAX:  318-322-5121

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

Sonora Seniors Apartments, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheets of Sonora Seniors Apartments, Ltd. (the Partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonora Seniors Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 3, 2000, on our consideration of Sonora Seniors Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjuction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the financial statements of Sonora Seniors Apartments, Ltd.. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Cameron, Hines & Hartt (APAC)
Certified Public Accountants

West Monroe, Louisiana
March 3, 2000

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE:  504-837-0770
FAX:  504-837-7102

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
FREDERICKSBURG SENIORS APARTMENTS, LTD.

We have audited the accompanying balance sheets of FREDERICKSBURG SENIORS APARTMENTS, LTD., RHS PROJECT NO. 49-086-721150308 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FREDERICKSBURG SENIORS APARTMENTS, LTD. as of December 31, 1999 and 1998 and the results of its operations, changes in partners equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 2000 on our consideration of FREDERICKSBURG SENIORS APARTMENTS, LTD.'s internal control and a report dated February 25, 2000 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 25, 2000

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE:  504-837-0770
FAX:  504-837-7102

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
BRACKETTVILLE SENIORS APARTMENTS, LTD.

We have audited the accompanying balance sheets of BRACKETTVILLE SENIORS APARTMENTS, LTD., RHS PROJECT NO. 50-036-721150307 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRACKETTVILLE SENIORS APARTMENTS, LTD. as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 2000 on our consideration of BRACKETTVILLE SENIORS APARTMENTS, LTD.'s internal control and a report dated February 8, 2000 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 8, 2000

Cameron, Hines & Hartt
104 Regency Place-P.O. Box 2474
West Monroe, LA 71294-2474
PHONE:  318-323-1717
FAX:  318-322-5121

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

Timpson Seniors Apartments, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheet of Timpson Seniors Apartments, Ltd. (the Partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timpson Seniors Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 3, 2000, on our consideration of Timpson Seniors Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the financial statements of Timpson Seniors Apartments, Ltd.. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Cameron, Hines & Hartt (APAC)
Certified Public Accountants

West Monroe, Louisiana
March 3, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Charleston Properties, A Limited Partnership
 D/B/A Wingate Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of CHARLESTON PROPERTIES, A LIMITED PARTNERSHIP, D/B/A WINGATE APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CHARLESTON PROPERTIES, A LIMITED PARTNERSHIP, D/B/A WINGATE APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnerships's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Sallisaw Properties II, A Limited Partnership
 D/B/A Mayfair Place II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SALLISAW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE II APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SALLISAW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE II APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Pocola Properties, A Limited Partnership
 D/B/A North Gate Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of POCOLA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A NORTH GATE APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POCOLA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A NORTH GATE APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Poteau Properties II, A Limited Partnership
 D/B/A North Pointe Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of POTEAU PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A NORTH POINTE APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POTEAU PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A NORTH POINTE APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Nowata Properties, A Limited Partnership
 D/B/A Cross Creek II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of NOWATA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A CROSS CREEK II APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NOWATA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A CROSS CREEK II APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Sallisaw Properties, A Limited Partnership
 D/B/A Mayfair Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SALLISAW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SALLISAW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Roland Properties II, A Limited Partnership
 D/B/A Woodland Hills II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of ROLAND PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A WOODLAND HILLS II APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLAND PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A WOODLAND HILLS II APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Stilwell Properties, A Limited Partnership
 D/B/A Skywood Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of STILWELL PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SKYWOOD APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STILWELL PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SKYWOOD APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Stilwell Properties II, A Limited Partnership
 D/B/A Skywood II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of STILWELL PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A SKYWOOD II APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STILWELL PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A SKYWOOD II APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson
Certified Public Accountant

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Westville Properties, A Limited Partnership
 D/B/A Greystone Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of WESTVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A GREYSTONE PLACE APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WESTVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A GREYSTONE PLACE APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Mill Creek Properties V, A Limited Partnership
 D/B/A Mill Creek Apartments V
Fort Smith, Arkansas

We have audited the accompanying balance sheets of MILL CREEK PROPERTIES V, A LIMITED PARTNERSHIP, D/B/A MILL CREEK APARTMENTS V as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MILL CREEK PROPERTIES V, A LIMITED PARTNERSHIP, D/B/A MILL CREEK APARTMENTS V as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 10, 2000

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Parsons Properties, A Limited Partnership
 D/B/A Silver Stone Place
Fort Smith, Arkansas

We have audited the accompanying balance sheets of PARSONS PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SILVER STONE PLACE as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PARSONS PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SILVER STONE PLACE as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 10, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Road-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Inverness Club, Ltd., L.P.
(A Georgia Limited Partnership)
Valdosta, Georgia

We have audited the accompanying balance sheets of Inverness Club, Ltd., L.P. (A Georgia Limited Partnership), FmHA Project No.: 09-009-581808620, as of December 31, 1999 and 1998, and the related statements of operations, partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inverness Club, Ltd., L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 2000 on our consideration of Inverness Club, Ltd., L.P.'s internal control structure and a report dated January 20, 2000 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 20, 2000

Henderson & Godbee, P.C.
3488 N. Valdosta Road-P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  912-245-6040
FAX:  912-245-1669

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Carrollton Club, Ltd., L.P.
(A Georgia Limited Partnership)
Valdosta, Georgia

We have audited the accompanying balance sheets of Carrollton Club, Ltd., L.P., (A Georgia Limited Partnership), FmHA Project No.: 10-22-58188314, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Club, Ltd., L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 2000 on our consideration of Carrollton Club, Ltd., L.P.'s internal control structure and a report dated January 17, 2000 on its compliance with laws and regulations.


/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 17, 2000

Grana & Teibel, CPAs, P.C.
300 Corporate Pkwy., Suite 116 N.
Amherst, NY 14226
PHONE:  716-862-4270
FAX:  716-862-0007

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To The Partners of
Lewiston Limited Partnership
Case No. 37-032-161349932
and
RD Rural Housing Director
166 Washington Avenue
Batavia, New York 14020

We have audited the accompanying balance sheets of Lewiston Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewiston Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2000, on our consideration of Lewiston Limited Partnership's internal control structure and a report dated January 18, 2000, on its compliance with laws and regulations.


/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants

January 18, 2000

Miller & Rose, P.L.L.C.
1309 E. Race Avenue
Searcy, AR 72143
PHONE:  501-268-8356
FAX:  501-268-9362

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

Partners
Lancaster House, An Arkansas Limited Partnership
D/B/A Pebble Creek Apartments
351 East 4th Street
Mountain Home, AR  72653

We have audited the accompanying financial statements of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 1999 and 1998, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 2000 on our consideration of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Miller & Rose, P.L.L.C.
Certified Public Accountants

February 18, 2000

Leavitt, Christensen & Co.
9100 W. Blackeagle Dr.
Boise, ID 83709
PHONE:  208-322-6769
FAX:  208-322-7307

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Managing General Partner
Haines Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Haines Associates Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haines Associates Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 28, 2000 on our consideration of Haines Associates Limited Partnership's internal control and on its compliance with laws and regulations.

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

/s/ Leavitt, Christensen & Co.
Certified Public Accountants
January 28, 2000

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Rd.-P.O. Box 19608
Greensboro, NC 27410 (27419)
PHONE:  336-294-4494
FAX:  336-547-0840

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Woodcrest Associates of South Boston, VA, Ltd.
Charlotte, North Carolina

We have audited the accompanying balance sheet of Woodcrest Associates of South Boston, VA, Ltd.(a Virginia limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcrest Associates of South Boston, VA, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

Greensboro, North Carolina
January 31, 2000

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Norton Green Limited Partnership

I have audited the accompanying balance sheets of Norton Green Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norton Green Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10, 2000 on my consideration of Norton Green Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

March 10, 2000

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Jonesville Manor Limited Partnership

I have audited the accompanying balance sheets of Jonesville Manor Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jonesville Manor Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated March 10, 2000 on my consideration of Jonesville Manor Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

March 10, 2000

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Blacksburg Terrace Limited Partnership

I have audited the accompanying balance sheets of Blacksburg Terrace Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blacksburg Terrace Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10, 2000 on my consideration of Blacksburg Terrace Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

March 10, 2000

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE:  540-669-5531
FAX:  540-669-5576

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Newport Village Limited Partnership

I have audited the accompanying balance sheets of Newport Village Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Village Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10, 2000 on my consideration of Newport Village Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

March 10, 2000

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To The Partners
Zapata Housing, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Zapata Housing, Ltd.-(A Texas Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zapata Housing, Ltd.- (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 2000, on our consideration of the internal control structure of Zapata Housing, Ltd.- (A Texas Limited Partnership) and a report dated February 18, 2000, on its compliance with laws and regulations.


/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 18, 2000

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE:  512-338-0044
FAX:  512-338-5395

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Sinton Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Sinton Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinton Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 2000, on our consideration of the internal control structure of Sinton Retirement, Ltd.- (A Texas Limited Partnership) and a report dated February 3, 2000, on its compliance with laws and regulations.


/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 3, 2000

Gubler and Carter, P.C.
7001 South 900 East, Suite 240
Midvale, UT 84047
PHONE:  801-566-5866
FAX:  801-561-8693

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
TO THE PARTNERS
SMITHFIELD GREENBRIAR LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Smithfield Greenbriar Limited Partnership, as of December 31, 1999 and 1998 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Smithfield Greenbriar Limited Partnership, as of December 31, 1999 and 1998 and the results of its operations, changes in partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 10, 2000 on our consideration of Smithfield Greenbriar Limited Partnership's internal control and on its compliance with laws and regulations.

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

/s/ Gubler and Carter, P.C.
Certified Public Accountants
Salt Lake City, Utah
February 10, 2000

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE:  208-336-6800
FAX:  208-343-2381

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Mountain Crest Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Mountain Crest Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Crest Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 16, 2000, on our consideration of Mountain Crest Limited Partnership's internal controls and compliance with laws and regulations.

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

Boise, Idaho
February 16, 2000

Berberich Trahan & Co., P.A.
800 S.W. Jackson St., Suite 1300
Topeka, KS 66612-1268
PHONE:  785-234-3427
FAX:  785-233-1768

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Eudora Senior Housing, L.P.

We have audited the accompanying balance sheets of Eudora Senior Housing, L.P., RHS Project No. 18-023-481065040, D/B/A Pinecrest Apartments II (Partnership), as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eudora Senior Housing, L.P., RHS Project No. 18-023-481065040, as of December 31, 1999 and 1998,
and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2000 on our consideration of Eudora Senior Housing, L.P.'s internal control and a report dated January 14, 2000 on its compliance with laws, regulations and contracts.


Berberich Trahan & Co., P.A.
Certified Public Accountants

Topeka, Kansas
January 14, 2000
Audit Principal: Virginia A. Powell
IA Federal ID Number: 48-1066439

Baird, Kurtz & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE:  501-452-1040
FAX:  501-452-5542

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Partners
Spring Hill Housing, L.P., A Limited Partnership
 D/B/A Spring Hill Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SPRING HILL HOUSING, L.P., A LIMITED PARTNERSHIP, D/B/A SPRING HILL APARTMENTS as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPRING HILL HOUSING, L.P., A LIMITED PARTNERSHIP, D/B/A SPRING HILL APARTMENTS as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


/s/ Baird, Kurtz & Dobson
Certified Public Accountants

February 10, 2000

Eide Bailly LLP
100 N. Phillips, Ste.800-P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Sunchase II, Ltd.
Watertown, South Dakota

We have audited the accompanying balance sheets of Sunchase II, Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunchase II, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 2000 on our consideration of Sunchase II, Ltd.'s internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the financial statements of Sunchase II, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
February 1, 2000

Eide Bailly LLP
100 N.Phillips, Ste.800-P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

The Partners
Courtyard, Ltd.
Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 2, 2000, on our consideration of Courtyard, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the financial statements of Courtyard, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Eide Bailly LLP
Certified Public Accountants

Sioux Falls, South Dakota
February 2, 2000

Eide Bailly LLP
100 N. Phillips, Ste.800-P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE:  605-339-1999
FAX:  605-339-1306

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
The Partners
Sunrise, Ltd.
Yankton, South Dakota

We have audited the accompanying balance sheets of Sunrise Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 2000 on our consideration of Sunrise, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the financial statements of Sunrise, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Eide Bailly LLP
Certified Public Accountants

Sioux Falls, South Dakota
January 31, 2000

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street,  Suite 200
Chattanooga, TN 37403-1924
PHONE:  423-756-0052
FAX:  423-267-5945

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the General Partners of
Southwood, L.P.:

We have audited the accompanying balance sheets of Southwood, L.P. as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 9, management has changed its method of computing depreciation for the year ended December 31, 1999.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2000, on the Partnership's compliance and internal control over financial reporting.


/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 19, 2000

Bob T. Robinson
2084 Dunbarton Drive
Jackson, MS 39216
PHONE:  601-982-3875
FAX:  601-982-3876

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners of Hazlehurst Manor, L.P.

I have audited the accompanying balance sheets of Hazlehurst Manor L.P. (RD Case Number 28-015-640803081), as of December 31, 1999 and 1998 and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hazlehurst Manor, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

The annual budgets of Hazlehurst Manor, L.P. included the accompanying prescribed for RD1930-7 (Rev 10-96) have not been compiled or examined by me, and, accordingly, I do not express an opinion or any further form of assurance on them.

/s/ Bob T. Robinson
Certified Public Accountant

March 7, 2000

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Lakeshore Apartments Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore Apartments, Ltd. a limited partnership, RHS Project No.: 01-044-631014228 as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore Apartments, Ltd., RHS Project No.: 01-044-631014228 as of December 31, 1999 and 1998,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2000 on our consideration of Lakeshore
Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 26, 2000

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Countrywood Apartments Ltd.
Centerville, Alabama

We have audited the accompanying balance sheets of Countrywood Apartments, Ltd. a limited partnership, RHS Project No.: 01-004-630943678 December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countrywood Apartments, Ltd. RHS Project No.: 01-004-630943678 as of December 31, 1999 and 1998,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2000 on our consideration of Countrywood Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountant

Gadsden, Alabama
February 11, 2000

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Wildwood Apartments Ltd.
Pineville, Louisiana

We have audited the accompanying balance sheets of Wildwood Apartments, Ltd., a limited partnership, RHS Project No.: 22-040-630954515 as of December 31, 1999 and 1998, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Apartments, Ltd., RHS Project No.: 22-040-630954515 as of December 31, 1999 and 1998,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2000 on our consideration of Wildwood Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 16, 2000

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE:  256-543-3707
FAX:  256-543-9800

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Meadowcrest Apartments Ltd.
Luverne, Alabama

We have audited the accompanying balance sheets of Meadowcrest Apartments, Ltd. a limited partnership, RHS Project No.: 01-021-631047203 as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowcrest Apartments, Ltd. RHS Project No.: 01-021-631047203 as of December 31, 1999 and 1998,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 1999 and 1998, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2000 on our consideration of Meadowcrest Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants

Gadsden, Alabama
February 14, 2000

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Seneca Apartments, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Seneca Apartments, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seneca Apartments, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 29, 2000 on our consideration of Seneca Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 29, 2000

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Carthage Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Carthage Seniors, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Seniors, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 29, 2000 on our consideration of Carthage Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 29, 2000

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Southwest City Apartments, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Southwest City Apartments, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest City Apartments, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 29, 2000 on our consideration of Southwest City Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 29, 2000

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Pineville Apartments, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Pineville Apartments, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pineville Apartments, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 29, 2000 on our consideration of Pineville
Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 29, 2000

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Monett Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Monett Seniors, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monett Seniors, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 29, 2000 on our consideration of Monett Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 29, 2000

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Columbus Seniors, L.P.
Joplin, Missouri 64804


We have audited the accompanying balance sheets of Columbus Seniors, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Seniors, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 29, 2000 on our consideration of Columbus Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 29, 2000

Turk & Giles, CPAs, P.C.
2026 Connecticut-P.O. Box 3766
Joplin, MO 64803
PHONE:  417-623-8666
FAX:  417-623-4075

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Arma Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Arma Seniors, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arma Seniors, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 29, 2000 on our consideration of Arma Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

February 29, 2000

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE:  918-485-8085
FAX:  918-485-3092

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
of Yorkshire Retirement Village:

I have audited the accompanying balance sheet of Yorkshire Retirement Village (an Oklahoma Limited Partnership) as of December 31, 1999 and 1998, and the related statement of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yorkshire Retirement Village as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 18, 2000 on my consideration of Yorkshire Retirement Village's compliance and on internal control over financial reporting.

/s/ Suellen Doubet, CPA
Wagoner, OK  74467

March 18, 2000

Chester M. Kearney
12 Dyer Street
Presque Isle, ME 04769-1550
PHONE:  207-764-3171
FAX:  207-764-6362

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
Rural Development Group
d/b/a Ashland Estates
Caribou, Maine

To the Partners

We have audited the accompanying balance sheets of Rural Development Group, d/b/a Ashland Estates, (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Rural Development Group, d/b/a Ashland Estates as of December 31, 1999 and 1998, and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 2, 2000 on our consideration of Rural Development Group, d/b/a Ashland Estates' internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.


/s/ Chester M. Kearney
Certified Public Accountants

Presque Isle, Maine
February 2, 2000

Richard A. Strauss
1310 Lady Street
9th Floor, Keenan Building
Columbia, SC 29201
PHONE:  803-779-7472
FAX:  803-252-6171

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Scarlett Oaks Limited Partnership
Lexington, South Carolina

I have audited the accompanying balance sheet of Scarlett Oaks Limited Partnership as of December 31, 1999 and 1998, and the related statements of income, expense and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Scarlett Oaks Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scarlett Oaks Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 2, 2000, on my consideration of Scarlett Oaks Limited Partnership's internal control and a report dated February 2, 2000 on its compliance with laws and regulations.

This report is intended for the information of management and the Department of Agriculture, Rural Development. However, this report is a matter of public record and its distribution is not limited.

Respectfully submitted,


/s/ Richard A. Strauss
Certified Public Accountants

Columbia, South Carolina
February 2, 2000

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Drive, Suite 220
Savannah, GA 31406
PHONE:  912-354-2334
FAX:  912-354-2443
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To The Partners
Brooks Hill Apartments, L.P.

We have audited the accompanying balance sheet of BROOKS HILL APARTMENTS, L.P., as of December 31, 1999 and 1998 and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS HILL APARTMENTS, L.P., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2000 on our consideration of BROOKS HILL APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione
Certified Public Accountants
Savannah, Georgia
February 28, 2000

K.B. Parrish & Co. LLP
151 N. Delaware Street, Suite 1600
Indianapolis, IN 46204
PHONE:  317-269-2455
FAX:  317-269-2464

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of
Village Apartments of Seymour II, L.P.
(A Limited Partnership)

We have audited the balance sheets of Village Apartments of Seymour II, L.P. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partnership capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Rural Development Audit Program. Those standards and the audit program require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Apartments of Seymour II, L.P. at December 31, 1999 and 1998, and the results of its operations, changes in partnership capital (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 7, 2000, on our consideration of the partnership's internal control and a report dated January 7, 2000 on its compliance with laws and regulations.

Respectfully submitted,



/s/ K.B. Parrish & Company LLP
Certified Public Accountants

Indianapolis, Indiana
January 7, 2000

Scheiner, Mister & Grandizio, P.A.
1301 York Road, Suite 705
Lutherville, MD 21093
PHONE:  410-494-0885
FAX:  410-321-9024

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners
Frazer Elderly Limited Partnership
Reisterstown, Maryland

We have audited the accompanying balance sheets of Frazer Elderly Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frazer Elderly Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 2000 on our consideration of the Partnership's internal control and a report dated January 12, 2000 on its compliance with laws and regulations.


/s/ Scheiner, Mister & Grandizio, P.A.
Certified Public Accountants

January 12, 2000

Fentress, Brown, CPAs & Associates
6660 North High Street, Suite 3F
Worthington, OH 43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------

To the Partners of                     Rural Development Services
Bryan Senior Village Limited Partnership      Servicing Office
DBA Plaza Senior Village Apartments           Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Bryan Senior Village Limited Partnership (a limited partnership), DBA Plaza Senior Village Apartments, Case No. 41-086-341561720, as of December 31, 1999 and 1998, and the related income statements, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bryan Senior Village Limited Partnership, DBA Plaza Senior Village Apartments, Case No. 41-086-341561720, at December 31, 1999 and 1998, , and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2000 on our consideration of Bryan Senior Village Limited Partnership's internal control and a report dated January 14, 2000, on its compliance with specific requirements applicable to Rural
Development Services Programs.


/s/ Fentress, Brown, CPAs & Associates
Certified Public Accountants

Worthington, Ohio
January 14, 2000

Fentress, Brown, CPAs & Associates
6660 North High Street, Suite 3F
Worthington, OH 43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of                     Rural Development Services
Brubaker Square Limited Partnership      Servicing Office
DBA Brubaker Square Apartments               Hillsboro, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Brubaker Square Limited Partnership (a limited partnership), DBA Brubaker Square Apartments, Case No. 41-092-341561718, as of December 31, 1999 and 1998, and the related income statements, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brubaker Square Limited Partnership, DBA Brubaker Square Apartments, Case No. 41-092-341561718, at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2000, on our consideration of Brubaker Square Limited Partnership's internal control and a report dated January 14, 2000, on its compliance with specific requirements applicable to Rural
Development Services Programs.


/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Worthington, Ohio
January 14, 2000

Fentress, Brown, CPAs & Associates
6660 North High Street, Suite 3F
Worthington, OH 43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of                          Rural Development Services
Villa Allegra Limited Partnership            Servicing Office
DBA Villa Allegra Apartments                            Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Villa Allegra Limited Partnership (a limited partnership), DBA Villa Allegra Apartments, Case No. 41-054-341561716, as of December 31, 1999 and 1998, and the related income statements, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa Allegra Limited Partnership, DBA Villa Allegra Apartments, Case No. 41-054-341561716, at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2000, on our consideration of Villa Allegra Limited Partnership's internal control and a report dated January 14, 2000, on its compliance with specific requirements applicable to Rural
Development Services Programs.


/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Worthington, Ohio
January 14, 2000

Fentress, Brown, CPAs & Associates
6660 North High Street, Suite 3F
Worthington, OH  43085-2537
PHONE:  614-825-0011
FAX:  614-825-0014

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners of                     Rural Development Services
Logan Place Limited Partnership        Servicing Office
DBA Logan Place Apartments             Marietta, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Logan Place Limited Partnership (a limited partnership), DBA Logan Place Apartments, Case No. 41-037-341643639, as of December 31, 1999 and 1998, and the related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Place Limited Partnership, DBA Logan Place Apartments, Case No. 41-037-341643639, at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2000, on our consideration of Logan Place Limited Partnership's internal control and a report dated January 14, 2000, on its compliance with specific requirements applicable to Rural Development Services Programs.

Fentress, Brown, CPA's & Associates, LLC
Certified Public Accountants

Worthington, Ohio
January 14, 2000

Duggan, Joiner & Company
334 N.W. Third Avenue
Ocala, FL 34475
PHONE:  352-732-0171
FAX:  352-867-1370

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners
Flagler Beach Villas RRH, Ltd.

We have audited the accompanying basic financial statements of Flagler Beach Villas RRH, Ltd., as of and for the years ended December 31, 1999 and 1998, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Flagler Beach Villas RRH, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000 on our consideration of Flagler Beach Villas RRH, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ Duggan, Joiner & Company
Certified Public Accountants
January 31, 2000

Smith, Lambright & Associates, P.C.
505 E. Tyler-P.O. Box 912
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Owners
Elkhart Apartments Limited
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of the Elkhart Apartments Limited as of December 31, 1999 and 1998, and the related Statements of Income and Expenses, Changes in Partners's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of the Elkhart Apartments Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elkhart Apartments Limited as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 29, 2000 on our consideration of the Elkhart Apartments Limited's compliance and on internal control over financial reporting.

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

The Year 2000 supplementary information is not a required part of the basic financial statements but is supplementary information required by the Governmental Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and do not express an opinion on it. In addition, we do not provide assurance that the Elkhart Apartments, Limited is or will become year 2000 compliant, that its year 2000 remediation efforts will be successful in whole or in part, or that parties with which it does business are or will become year 2000 compliant.


/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants

February 29, 2000

Smith, Lambright & Associates, P.C.
505 E. Tyler-P.O. Box 912
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Owners
South Timber Ridge Apartments, Ltd.
700 South Palestine
Athens, Texas  75751

We have audited the accompanying Balance Sheet of South Timber Ridge Apartments, Ltd. as of December 31, 1999 and 1998, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of South Timber Ridge Apartments, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Timber Ridge Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 23, 2000 on our consideration of South Timber Ridge Apartments, Ltd.'s compliance and on internal control over financial reporting.

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

The Year 2000 supplementary information is not a required part of the basic financial statements but is supplementary information required by the Governmental Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and do not express an opinion on it. In addition, we do not provide assurance that the Elkhart Apartments, Limited is or will become year 2000 compliant, that its year 2000 remediation efforts will be successful in whole or in part, or that parties with which it does business are or will become year 2000 compliant.


/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants

February 23, 2000

Smith, Lambright & Associates, P.C.
505 E. Tyler-P.O. Box 912
Athens, TX 75751
PHONE:  903-675-5674
FAX:  903-675-5676

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Owners
Heritage Drive South, Limited
700 South Palestine
Athens, Texas  75751

We have audited the accompanying Balance Sheet of Heritage Drive South, Limited as of December 31, 1999 and 1998, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Heritage Drive South, Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Drive South, Limited as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 21, 2000 on our consideration of Heritage Drive South, Limited's compliance and on internal control over financial reporting.

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

The Year 2000 supplementary information is not a required part of the basic financial statements but is supplementary information required by the Governmental Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and do not express an opinion on it. In addition, we do not provide assurance that the Elkhart Apartments, Limited is or will become year 2000 compliant, that its year 2000 remediation efforts will be successful in whole or in part, or that parties with which it does business are or will become year 2000 compliant.


/s/ Smith, Lambright & Associates. P.C.
Certified Public Accountants

February 21, 2000

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE:  606-223-3095
FAX:  606-223-2143
                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------
To the Partners                        Rural Development
Goodwater Falls, Ltd.                  London, Kentucky

We have audited the accompanying balance sheets of Goodwater Falls, Ltd., (a limited partnership) Case No. 20-067-621424606, as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodwater Falls, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000 on our consideration of Goodwater Falls, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ Miller, Mayer, Sullivan & Stevens, LLP
Certified Public Accountants
Lexington, Kentucky
January 31, 2000

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX  78759
PHONE  512-338-0044
FAX  512-338-5395

                         INDEPENDENT  AUDITORS'  REPORT
                         ----------------------------

To The Partners
Frankston Retirement, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Frankston Retirement Ltd. - (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Frankston Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 2000, on our consideration of the internal control structure of Frankston Retirement, Ltd. - (A Texas Limited Partnership) and a report dated February 4, 2000, on its compliance with laws and regulations.


Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 4, 2000

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX   78759
PHONE  512-338-0044
FAX  512-338-5395

                         INDEPENDENT  AUDITORS'  REPORT
                         -----------------------------

To The Partners
Wallis Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Wallis Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the related statement of income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Wallis Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2000, on our consideration of the internal control structure of Wallis Housing, Ltd. - (A Texas Limited Partnership) and a report dated February 14, 2000, on its compliance with laws and regulations.


Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 14, 2000

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin,  TX   78759
PHONE  512-338-0044
FAX  512-338-5395

                         INDEPENDENT AUDITORS' REPORT
                         -------------------------

To The Partners
Menard Retirement, Ltd. - (A Texas Limited Partnership)
Burnet,  Texas

We have audited the accompanying balance sheets of Menard Retirement, Ltd.
- (A Texas Limited Partnership) as of December 31, 1999 and 1998 and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Menard Retirement, Ltd.
- (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2000, on our consideration of the internal control structure of Menard Retirement, Ltd. - (A Texas Limited
Partnership) and a report dated February 10, 2000, on its compliance with laws and regulations.


Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin,  Texas
February 10, 2000

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

  Ronald M. Diner, age 56, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

  J. Davenport Mosby, age 44, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

  Teresa L. Barnes, age 53, is a Vice President. Ms. Barnes is a Senior Vice President of Raymond James & Associates, Inc., which she joined in 1969.

  Sandra L. Furey, age 37, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Neither of the General Partners nor their directors and officers own any units of the outstanding securities of Gateway as of March 31, 2000.

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

 For the years ended March 31, 2000, 1999 and 1998 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

 Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                         2000               1999                1998
                         ----               ----                ----
Series 2                  $   68,511          $  68,648           $  68,773
Series 3                      63,301             63,479              63,645
Series 4                      77,832             77,989              78,133
Series 5                      96,241             96,461              96,663
Series 6                     106,486            106,815             107,120
                        ------------       ------------        ------------
Total                     $  412,371          $ 413,392           $ 414,334
                        ============       ============        ============


 General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
                         2000               1999                1998
                         ----               ----                ----
Series 2                    $  8,181           $  7,433            $  8,267
Series 3                       8,552              7,771               8,481
Series 4                      10,779              9,798              10,693
Series 5                      13,386             12,163              13,274
Series 6                      14,130             12,839              14,012
                           ---------          ---------           ---------
                            $ 55,028           $ 50,004            $ 54,727
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

b. Reports filed on Form 8-K - NONE


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 2
Apartment Properties
                                                          Mortgage Loan
Partnership            Location             # of Units       Balance
-----------            --------             ----------    -------------

Claxton Elderly        Claxton, GA                  24             $658,399
Deerfield II           Douglas, GA                  24              702,204
Hartwell Family        Hartwell, GA                 24              705,645
Cherrytree Apts.       Albion, PA                   33            1,200,104
Springwood Apts.       Westfield, NY                32            1,253,429
Lakeshore Apts.        Tuskegee, AL                 34            1,054,130
Lewiston               Lewiston, NY                 25            1,000,125
Charleston             Charleston, AR               32              843,643
Sallisaw II            Sallisaw, OK                 47            1,197,584
Pocola                 Pocola, OK                   36              987,699
Inverness Club         Inverness, FL                72            2,987,500
Pearson Elderly        Pearson, GA                  25              631,782
Richland Elderly       Richland, GA                 33              867,847
Lake Park              Lake Park, GA                48            1,486,060
Woodland Terrace       Waynesboro, GA               30              887,899
Mt. Vernon Elderly     Mt. Vernon, GA               21              574,342
Lakeland Elderly       Lakeland, GA                 29              781,646
Prairie Apartments     Eagle Butte, SD              21              976,212
Sylacauga Heritage     Sylacauga, AL                44            1,386,061
Manchester Housing     Manchester, GA               49            1,457,705
Durango C.W.W.         Durango, CO                  24            1,033,652
Columbus Sr.           Columbus, KS                 16              437,160
                                                               ------------
                                                                $23,110,828
                                                               ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 2
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Claxton Elderly           $   33,400         $   766,138        $         0
Deerfield II                  33,600             820,962                  0
Hartwell Family               22,700             836,998                  0
Cherrytree Apts.              62,000           1,376,297              1,339
Springwood Apts.              21,500           1,451,283             38,917
Lakeshore Apts.               28,600           1,238,749                194
Lewiston                      38,400           1,178,185             17,350
Charleston                    16,000           1,060,098                  0
Sallisaw II                   37,500           1,480,089                  0
Pocola                        22,500           1,223,370                  0
Inverness Club               205,500           3,111,565            179,759
Pearson Elderly               15,000             767,590            (1,130)
Richland Elderly              31,500           1,027,512            (1,141)
Lake Park                     88,000           1,710,725            (4,183)
Woodland Terrace              36,400           1,047,107            (3,816)
Mt. Vernon Elderly            21,750             680,437            (1,252)
Lakeland Elderly              28,000             930,574            (2,759)
Prairie Apartments            66,500           1,150,214             42,181
Sylacauga Heritage            66,080           1,648,081             47,691
Manchester Housing            36,000           1,746,076              (775)
Durango C.W.W.               140,250           1,123,454             29,466
Columbus Sr.                  64,373             444,257              6,603
                         -----------        ------------       ------------
                          $1,115,553         $26,819,761           $348,444
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999


SERIES 2
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1999
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Claxton Elderly          $    33,400     $       766,138      $     799,538
Deerfield II                  33,600             820,962            854,562
Hartwell Family               22,700             836,998            859,698
Cherrytree Apts.              62,000           1,377,636          1,439,636
Springwood Apts.              22,845           1,488,855          1,511,700
Lakeshore Apts.               28,600           1,238,943          1,267,543
Lewiston                      38,400           1,195,535          1,233,935
Charleston                    16,000           1,060,098          1,076,098
Sallisaw II                   37,500           1,480,089          1,517,589
Pocola                        22,500           1,223,370          1,245,870
Inverness Club               205,500           3,291,324          3,496,824
Pearson Elderly               15,000             766,460            781,460
Richland Elderly              31,500           1,026,371          1,057,871
Lake Park                     88,000           1,706,542          1,794,542
Woodland Terrace              36,400           1,043,291          1,079,691
Mt. Vernon Elderly            21,750             679,185            700,935
Lakeland Elderly              28,000             927,815            955,815
Prairie Apartments            81,240           1,177,655          1,258,895
Sylacauga Heritage            66,080           1,695,772          1,761,852
Manchester Housing            36,000           1,745,301          1,781,301
Durango C.W.W.               140,250           1,152,920          1,293,170
Columbus Sr.                  68,273             446,960            515,233
                         -----------        ------------       ------------
                          $1,135,538         $27,148,220        $28,283,758
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 2
Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Claxton Elderly                        $  267,233           5-27.5
Deerfield II                              286,442           5-27.5
Hartwell Family                           294,444           5-27.5
Cherrytree Apts.                          333,810           5-27.5
Springwood Apts.                          383,546            5-40
Lakeshore Apts.                           322,626            5-40
Lewiston                                  277,370            5-40
Charleston                                420,971            5-25
Sallisaw II                               569,635            5-25
Pocola                                    432,129           5-27.5
Inverness Club                          1,070,935           5-27.5
Pearson Elderly                           244,749            5-30
Richland Elderly                          321,511            5-30
Lake Park                                 573,982            5-30
Woodland Terrace                          331,020            5-30
Mt. Vernon Elderly                        217,397            5-30
Lakeland Elderly                          292,001            5-30
Prairie Apartments                        330,501            5-40
Sylacauga Heritage                        430,863            5-40
Manchester Housing                        535,840            5-30
Durango C.W.W.                            279,706            5-40
Columbus Sr.                              177,735           5-27.5
                                      -----------
                                       $8,394,446
                                      ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 3
Apartment Properties
                                                          Mortgage Loan
Partnership            Location             # of Units       Balance
-----------            --------             ----------    -------------

Poteau II              Poteau, OK                   52         $  1,304,781
Sallisaw               Sallisaw, OK                 52            1,313,010
Nowata Properties      Oolagah, OK                  32              857,609
Waldron Properties     Waldron, AR                  24              640,546
Roland II              Roland, OK                   52            1,312,034
Stilwell               Stilwell, OK                 48            1,194,239
Birchwood Apts.        Pierre, SD                   24              789,139
Hornellsville          Arkport, NY                  24              895,816
Sunchase II            Watertown, SD                41            1,194,493
CE McKinley II         Rising Sun, MD               16              621,854
Weston Apartments      Weston, AL                   10              274,980
Countrywood Apts.      Centreville, AL              40            1,201,437
Wildwood Apts.         Pineville, LA                28              850,068
Hancock                Hawesville, KY               12              367,687
Hopkins                Madisonville, KY             24              750,331
Elkhart Apts.          Elkhart, TX                  54            1,147,291
Bryan Senior           Bryan, OH                    40            1,082,758
Brubaker Square        New Carlisle, OH             38            1,117,911
Southwood              Savannah, TN                 44            1,488,075
Villa Allegra          Celina, OH                   32              901,120
Belmont Senior         Cynthiana, KY                24              765,894
Heritage Villas        Helena, GA                   25              678,611
Logansport Seniors     Logansport, LA               32              898,465
                                                               ------------
                                                                $21,648,149
                                                               ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 3
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Poteau II                 $   76,827         $ 1,712,321        $         0
Sallisaw                      70,000           1,674,103                  0
Nowata Properties             45,500           1,102,984                  0
Waldron Properties            26,000             834,273                  0
Roland II                     70,000           1,734,010                  0
Stilwell                      37,500           1,560,201                  0
Birchwood Apts.              116,740             885,923             62,642
Hornellsville                 41,225           1,018,523             40,422
Sunchase II                  113,115           1,198,373             36,110
CE McKinley II                11,762             745,635             61,427
Weston Apartments                  0             339,144                805
Countrywood Apts.             55,750           1,447,439             16,575
Wildwood Apts.                48,000           1,018,897             17,428
Hancock                       20,700             419,725                  0
Hopkins                       43,581             885,087            (1,412)
Elkhart Apts.                 35,985           1,361,096            166,804
Bryan Senior                  74,000           1,102,728             10,386
Brubaker Square               75,000           1,376,075              6,593
Southwood                     15,000           1,769,334              7,958
Villa Allegra                 35,000           1,097,214              7,102
Belmont Senior                43,600             891,543                  0
Heritage Villas               21,840             801,128              1,791
Logansport Seniors            27,621           1,058,773                  0
                         -----------        ------------       ------------
                          $1,104,746         $26,034,529           $434,631
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999


SERIES 3
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1999
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Poteau II                 $   76,827       $   1,712,321      $   1,789,148
Sallisaw                      70,000           1,674,103          1,744,103
Nowata Properties             45,500           1,102,984          1,148,484
Waldron Properties            26,000             834,273            860,273
Roland II                     70,000           1,734,010          1,804,010
Stilwell                      37,500           1,560,201          1,597,701
Birchwood Apts.              124,505             940,800          1,065,305
Hornellsville                 41,225           1,058,945          1,100,170
Sunchase II                  113,115           1,234,483          1,347,598
CE McKinley II               140,765             678,059            818,824
Weston Apartments                  0             339,949            339,949
Countrywood Apts.             55,750           1,464,014          1,519,764
Wildwood Apts.                48,000           1,036,325          1,084,325
Hancock                       20,700             419,725            440,425
Hopkins                       43,581             883,675            927,256
Elkhart Apts.                159,682           1,404,203          1,563,885
Bryan Senior                  74,000           1,113,114          1,187,114
Brubaker Square               75,000           1,382,668          1,457,668
Southwood                     15,000           1,777,292          1,792,292
Villa Allegra                 35,000           1,104,316          1,139,316
Belmont Senior                43,600             891,543            935,143
Heritage Villas               21,840             802,919            824,759
Logansport Seniors            27,621           1,058,773          1,086,394
                         -----------        ------------       ------------
                          $1,365,211         $26,208,695        $27,573,906
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 3

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Poteau II                           $     813,839            5-25
Sallisaw                                  766,073            5-25
Nowata Properties                         496,078            5-25
Waldron Properties                        374,530            5-25
Roland II                                 818,859            5-25
Stilwell                                  727,943            5-25
Birchwood Apts.                           305,470            5-40
Hornellsville                             445,162           5-27.5
Sunchase II                               430,653            5-40
CE McKinley II                            334,073           5-27.5
Weston Apartments                         150,265           5-27.5
Countrywood Apts.                         627,890           5-27.5
Wildwood Apts.                            383,082            5-30
Hancock                                   145,390           5-27.5
Hopkins                                   306,101           5-27.5
Elkhart Apts.                             582,476            5-25
Bryan Senior                              521,522           5-27.5
Brubaker Square                           576,147           5-27.5
Southwood                                 640,098            5-50
Villa Allegra                             479,622           5-27.5
Belmont Senior                            223,630            5-40
Heritage Villas                           261,144            5-30
Logansport Seniors                        237,027            5-40
                                      -----------
                                      $10,647,074
                                      ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 4
Apartment Properties
                                                          Mortgage Loan
Partnership         Location               # of Units        Balance
-----------         --------               ----------     -------------
Alsace Village      Soda Springs, ID               24          $    638,011
Seneca Apartments   Seneca, MO                     24               609,129
Eudora Senior       Eudora, KS                     36               959,657
Westville           Westville, OK                  36               860,233
Wellsville Senior   Wellsville, KS                 24               648,477
Stilwell II         Stilwell, OK                   52             1,290,349
Spring Hill Senior  Spring Hill, KS                24               697,966
Smithfield          Smithfield, UT                 40             1,540,747
Tarpon Heights      Galliano, LA                   48             1,245,093
Oaks Apartments     Oakdale, LA                    32               838,638
Wynnwood Common     Fairchance, PA                 34             1,372,440
Chestnut Apartments Howard, SD                     24               856,321
St. George          St. George, SC                 24               755,305
Williston           Williston, SC                  24               799,056
Brackettville Sr.   Brackettville, TX              32               822,655
Sonora Seniors      Sonora, TX                     32               844,215
Ozona Seniors       Ozona, TX                      24               632,131
Fredericksburg Sr.  Fredericksburg,TX              48             1,205,650
St. Joseph          St. Joseph, IL                 24               828,814
Courtyard           Huron, SD                      21               712,025
Rural Development   Ashland, ME                    25             1,207,350
Jasper Villas       Jasper, AR                     25               860,347
Edmonton Senior     Edmonton, KY                   24               756,903
Jonesville Manor    Jonesville, VA                 40             1,352,639
Norton Green        Norton, VA                     40             1,343,385
Owingsville Senior  Owingsville, KY                22               707,154
Timpson Seniors     Timpson, TX                    28               673,911
Piedmont            Barnesville, GA                36             1,045,543
S.F. Arkansas City   Arkansas City, KS             12               340,621
                                                               ------------
                                                                $26,444,765
                                                               ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 4
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Alsace Village             $  15,000         $   771,590        $    20,697
Seneca Apartments             76,212             640,702             11,823
Eudora Senior                 50,000           1,207,482                  0
Westville                     27,560           1,074,126                  0
Wellsville Senior             38,000             772,971                (1)
Stilwell II                   30,000           1,627,974                  0
Spring Hill Senior            49,800             986,569                  0
Smithfield                    82,500           1,698,213             60,422
Tarpon Heights                85,000           1,408,434                  0
Oaks Apartments               42,000             989,522                987
Wynnwood Common               68,000           1,578,814             32,204
Chestnut Apartments           57,200             977,493             22,622
St. George                    22,600             915,400              2,861
Williston                     25,000             959,345             18,255
Brackettville Sr.             28,600             963,366                  0
Sonora Seniors                51,000             962,315                  0
Ozona Seniors                 40,000             719,843                  0
Fredericksburg Sr.            45,000           1,357,563                  0
St. Joseph                    28,000             940,580              7,873
Courtyard                     24,500             810,110             14,016
Rural Development             38,200           1,361,892             22,390
Jasper Villas                 27,000           1,067,890              6,627
Edmonton Senior               40,000             866,714                  0
Jonesville Manor             100,000           1,578,135             45,649
Norton Green                 120,000           1,535,373             42,361
Owingsville Senior            28,000             820,044                  0
Timpson Seniors               13,500             802,416                  0
Piedmont                      29,500           1,259,547                  0
S.F. Arkansas City            16,800             395,228                  0
                         -----------        ------------       ------------
                          $1,298,972         $31,049,651           $308,786
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999


SERIES 4
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1999
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Alsace Village             $  15,000        $    792,287       $    807,287
Seneca Apartments             76,212             652,525            728,737
Eudora Senior                 50,000           1,207,482          1,257,482
Westville                     27,560           1,074,126          1,101,686
Wellsville Senior             38,000             772,970            810,970
Stilwell II                   30,000           1,627,974          1,657,974
Spring Hill Senior            49,800             986,569          1,036,369
Smithfield                    86,862           1,754,273          1,841,135
Tarpon Heights                85,000           1,408,434          1,493,434
Oaks Apartments               42,000             990,509          1,032,509
Wynnwood Common               81,233           1,597,785          1,679,018
Chestnut Apartments           63,800             993,515          1,057,315
St. George                    22,600             918,261            940,861
Williston                     25,000             977,600          1,002,600
Brackettville Sr.             28,600             963,366            991,966
Sonora Seniors                51,000             962,315          1,013,315
Ozona Seniors                 40,000             719,843            759,843
Fredericksburg Sr.            45,000           1,357,563          1,402,563
St. Joseph                    28,000             948,453            976,453
Courtyard                     27,055             821,571            848,626
Rural Development             38,200           1,384,282          1,422,482
Jasper Villas                 27,000           1,074,517          1,101,517
Edmonton Senior               40,000             866,714            906,714
Jonesville Manor             100,000           1,623,784          1,723,784
Norton Green                 120,000           1,577,734          1,697,734
Owingsville Senior            28,000             820,044            848,044
Timpson Seniors               13,500             802,416            815,916
Piedmont                      29,500           1,259,547          1,289,047
S.F. Arkansas City            16,800             395,228            412,028
                         -----------        ------------       ------------
                          $1,325,722         $31,331,687        $32,657,409
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 4
Apartment Properties

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Alsace Village                      $     286,237           5-27.5
Seneca Apartments                         297,289           5-27.5
Eudora Senior                             416,415           5-27.5
Westville                                 377,691           5-27.5
Wellsville Senior                         277,369            5-25
Stilwell II                               573,321           5-27.5
Spring Hill Senior                        383,920            5-25
Smithfield                                393,025            5-40
Tarpon Heights                            317,809            5-40
Oaks Apartments                           225,338            5-40
Wynnwood Common                           393,408            5-40
Chestnut Apartments                       284,310            5-40
St. George                                348,504           5-27.5
Williston                                 354,050           5-27.5
Brackettville Sr.                         202,254            5-40
Sonora Seniors                            214,173            5-40
Ozona Seniors                             154,783            5-40
Fredericksburg Sr.                        296,766            5-40
St. Joseph                                325,844           5-27.5
Courtyard                                 259,964           5-27.5
Rural Development                         504,853           5-27.5
Jasper Villas                             263,866            5-40
Edmonton Senior                           212,964            5-40
Jonesville Manor                          560,249           5-27.5
Norton Green                              575,714           5-27.5
Owingsville Senior                        198,889            5-40
Timpson Seniors                           199,570            5-40
Piedmont                                  287,749           5-27.5
S.F. Arkansas City                        137,074           5-27.5
                                      -----------
                                       $9,323,398
                                      ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 5
Apartment Properties
                                                          Mortgage Loan
Partnership           Location             # of Units        Balance
-----------           --------             ----------     -------------

Seymour               Seymour, IN                  37        $    1,242,176
Effingham             Effingham, IL                24               804,879
S.F. Winfield         Winfield, KS                 12               331,752
S.F.Medicine Lodge    Medicine Lodge,KS            16               453,502
S.F. Ottawa           Ottawa, KS                   24               571,174
S.F. Concordia        Concordia, KS                20               554,433
Highland View         Elgin, OR                    24               715,356
Carrollton Club       Carrollton, GA               78             2,687,720
Scarlett Oaks         Lexington, SC                40             1,391,459
Brooks Hill           Ellijay, GA                  44             1,463,800
Greensboro            Greensboro, GA               24               734,566
Greensboro II         Greensboro, GA               33               906,705
Pine Terrace          Wrightsville, GA             25               728,139
Shellman              Shellman, GA                 27               740,578
Blackshear            Cordele, GA                  46             1,321,931
Crisp Properties      Cordele, GA                  31               933,378
Crawford              Crawford, GA                 25               746,124
Yorkshire             Wagoner, OK                  60             2,088,212
Woodcrest             South Boston, VA             40             1,294,879
Fox Ridge             Russellville, AL             24               737,190
Redmont II            Red Bay, AL                  24               695,942
Clayton               Clayton, OK                  24               670,236
Alma                  Alma, AR                     24               734,404
Pemberton Village     Hiawatha, KS                 24               638,787
Magic Circle          Eureka, KS                   24               654,768
Spring Hill           Spring Hill, KS              36             1,129,557
Menard Retirement     Menard, TX                   24               629,043
Wallis Housing        Wallis, TX                   24               439,300
Zapata Housing        Zapata, TX                   40               981,372
Mill Creek            Grove, OK                    60             1,436,512
Portland II           Portland, IN                 20               584,222
Georgetown            Georgetown, OH               24               742,385
Cloverdale            Chandler, TX                 24               759,292
S. Timber Ridge       Cloverdale, IN               44             1,065,677
Pineville             Pineville, MO                12               320,553
Ravenwood             Americus, GA                 24               728,601
                                                               ------------
                                                                $32,658,604
                                                               ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 5
Apartment Properties
                              Cost At Acquisition
                             --------------------
                                                          Net Improvements
                                         Buildings,         Capitalized
                                        Improvements       Subsequent to
Partnership                Land         and Equipment       Acquisition
-----------                ----         -------------     ----------------

Seymour                   $   59,500         $ 1,452,557      $       6,384
Effingham                     38,500             940,327              1,790
S.F. Winfield                 18,000             382,920                  0
S.F.Medicine Lodge            21,600             542,959                  0
S.F. Ottawa                   25,200             687,929            (5,680)
S.F. Concordia                28,000             658,961                  1
Highland View                 16,220             830,471             41,599
Carrollton Club              248,067             722,560          2,247,274
Scarlett Oaks                 44,475             992,158            639,341
Brooks Hill                        0             214,335          1,536,354
Greensboro                    15,930              61,495            788,834
Greensboro II                 21,330              92,063            975,271
Pine Terrace                  14,700             196,071            674,415
Shellman                      13,500             512,531            375,617
Blackshear                    60,000             413,143          1,120,519
Crisp Properties              48,000             578,709            501,285
Crawford                      16,600             187,812            703,300
Yorkshire                    100,000           2,212,045            241,109
Woodcrest                     70,000             842,335            662,441
Fox Ridge                     39,781             848,996              1,164
Redmont II                    25,000             814,432              1,164
Clayton                       35,600             835,930                  0
Alma                          45,000             912,710                  0
Pemberton Village             12,020             767,228           (12,269)
Magic Circle                  22,660             749,504             23,963
Spring Hill                   70,868           1,318,926             59,584
Menard Retirement             21,000             721,251             18,601
Wallis Housing                13,900             553,230             11,324
Zapata Housing                44,000           1,120,538             73,867
Mill Creek                    28,000             414,429          1,299,240
Portland II                   43,102             410,683            292,312
Georgetown                         0             149,483            782,059
Cloverdale                    40,000             583,115            323,173
S. Timber Ridge               43,705           1,233,570             20,000
Pineville                     59,661             328,468              8,956
Ravenwood                     14,300             873,596           13,100
                         -----------        ------------       ------------
                          $1,418,219         $25,157,470        $13,426,092
                         ===========        ============       ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999


SERIES 5
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1999
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Seymour                  $    59,500       $   1,458,941      $   1,518,441
Effingham                     38,500             942,117            980,617
S.F. Winfield                 18,000             382,920            400,920
S.F.Medicine Lodge            21,600             542,959            564,559
S.F. Ottawa                   25,200             682,249            707,449
S.F. Concordia                28,000             658,962            686,962
Highland View                 16,220             872,070            888,290
Carrollton Club              248,068           2,969,833          3,217,901
Scarlett Oaks                 44,475           1,631,499          1,675,974
Brooks Hill                   77,500           1,673,189          1,750,689
Greensboro                    15,930             850,329            866,259
Greensboro II                 16,845           1,071,819          1,088,664
Pine Terrace                  14,700             870,486            885,186
Shellman                      13,500             888,148            901,648
Blackshear                    60,000           1,533,662          1,593,662
Crisp Properties              48,000           1,079,994          1,127,994
Crawford                      16,600             891,112            907,712
Yorkshire                    100,788           2,452,366          2,553,154
Woodcrest                     70,000           1,504,776          1,574,776
Fox Ridge                     39,781             850,160            889,941
Redmont II                    25,000             815,596            840,596
Clayton                       35,600             835,930            871,530
Alma                          45,000             912,710            957,710
Pemberton Village             12,020             754,959            766,979
Magic Circle                  22,660             773,467            796,127
Spring Hill                   70,868           1,378,510          1,449,378
Menard Retirement             21,000             739,852            760,852
Wallis Housing                13,900             564,554            578,454
Zapata Housing                46,323           1,192,082          1,238,405
Mill Creek                    28,000           1,713,669          1,741,669
Portland II                   15,000             731,097            746,097
Georgetown                    50,393             881,149            931,542
Cloverdale                    40,000             906,288            946,288
S. Timber Ridge               50,123           1,247,152          1,297,275
Pineville                     59,661             337,424            397,085
Ravenwood                     14,300             886,696            900,996
                         -----------        ------------       ------------
                          $1,523,055         $38,478,726        $40,001,781
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 5

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Seymour                              $    486,270           5-27.5
Effingham                                 308,961           5-27.5
S.F. Winfield                             134,029           5-27.5
S.F.Medicine Lodge                        172,634           5-27.5
S.F. Ottawa                               238,380           5-27.5
S.F. Concordia                            227,664           5-27.5
Highland View                             193,946            5-40
Carrollton Club                           834,448           5-27.5
Scarlett Oaks                             472,113           5-27.5
Brooks Hill                               442,839           5-27.5
Greensboro                                219,904            5-30
Greensboro II                             277,235            5-30
Pine Terrace                              233,912            5-30
Shellman                                  252,567            5-30
Blackshear                                411,166            5-30
Crisp Properties                          300,101            5-30
Crawford                                  243,572            5-30
Yorkshire                                 455,798            5-50
Woodcrest                                 344,756            5-40
Fox Ridge                                 182,509            5-50
Redmont II                                178,498            5-50
Clayton                                   273,050           5-27.5
Alma                                      326,872            5-25
Pemberton Village                         252,310           5-27.5
Magic Circle                              252,915           5-27.5
Spring Hill                               469,013            5-25
Menard Retirement                         128,900            5-30
Wallis Housing                            167,458            5-30
Zapata Housing                            278,375           5-27.5
Mill Creek                                589,901            5-25
Portland II                               192,145           5-27.5
Georgetown                                212,130            5-50
Cloverdale                                319,841           5-27.5
S. Timber Ridge                           429,260            5-25
Pineville                                 138,194           5-27.5
Ravenwood                                 124,159           5-27.5
                                      -----------
                                      $10,765,825
                                      ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 6
Apartment Properties
                                                           Mortgage Loan
Partnership           Location               # of Units       Balance
-----------           --------               ----------    -------------

Spruce                Pierre, SD                     24       $     916,105
Shannon Apartments    O'Neill, NE                    16             536,300
Carthage              Carthage, MO                   24             576,531
Mt. Crest             Enterprise, OR                 39           1,006,198
Coal City             Coal City, IL                  24             981,597
Blacksburg Terrace    Blacksburg, SC                 32           1,088,716
Frazier               Smyrna, DE                     30           1,476,705
Ehrhardt              Ehrhardt, SC                   16             564,070
Sinton                Sinton, TX                     32             853,822
Frankston             Frankston, TX                  24             561,503
Flagler Beach         Flagler Beach, FL              43           1,388,177
Oak Ridge             Williamsburg, KY               24             815,427
Monett                Monett, MO                     32             789,962
Arma                  Arma, KS                       28             719,769
Southwest City        Southwest City, MO             12             319,816
Meadowcrest           Luverne, AL                    32           1,009,676
Parsons               Parsons, KS                    48           1,265,490
Newport Village       Newport, TN                    40           1,307,795
Goodwater Falls       Jenkins, KY                    36           1,137,436
Northfield Station    Corbin, KY                     24             802,716
Pleasant Hill Square  Somerset, KY                   24             792,131
Winter Park           Mitchell, SD                   24           1,005,519
Cornell               Watertown, SD                  24             873,234
Heritage Drive S.     Jacksonville, TX               40             985,478
Brodhead              Brodhead, KY                   24             791,030
Mt. Vilage            Mt. Vernon, KY                 24             786,587
Hazelhurst            Hazlehurst, MS                 32             981,160
Sunrise               Yankton, SD                    33           1,163,698
Stony Creek           Hooversville, PA               32           1,349,309
Logan Place           Logan, OH                      40           1,257,318
Haines                Haines, AK                     32           2,392,562
Maple Wood            Barbourville, KY               24             800,735
Summerhill            Gassville, AR                  28             800,065
Dorchester            St. George, SC                 12             465,822
Lancaster             Mountain View, AR              33           1,124,000
Autumn Village        Harrison, AR                   16             242,165
Hardy                 Hardy, AR                      24             365,654
Dawson                Dawson, GA                     40           1,192,834
                                                               ------------
                                                                $35,487,112
                                                               ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 6
Apartment Properties
                              Cost At Acquisition
                              --------------------
                                                          Net Improvements
                                          Buildings,         Capitalized
                                         Improvements       Subsequent to
Partnership                 Land        and Equipment        Acquisition
-----------                 ----        -------------     ----------------

Spruce                      $  60,040        $   108,772       $    963,894
Shannon Apartments              5,000             94,494            566,033
Carthage                      115,814            578,597             29,199
Mt. Crest                      64,914          1,143,675             30,285
Coal City                      60,055          1,121,477             40,373
Blacksburg Terrace             39,930          1,278,860              4,280
Frazier                        51,665          1,619,209              4,615
Ehrhardt                        9,020            671,750              5,006
Sinton                         42,103            985,010             25,946
Frankston                      30,000            639,068              5,913
Flagler Beach                 118,575          1,534,541                  0
Oak Ridge                      40,000            995,782              2,184
Monett                        170,229            782,795              9,280
Arma                           85,512            771,316             19,778
Southwest City                 67,303            319,272              2,791
Meadowcrest                    72,500          1,130,651                587
Parsons                        49,780          1,483,188                  0
Newport Village                61,350          1,470,505             81,869
Goodwater Falls                32,000          1,142,517            218,846
Northfield Station             44,250            977,220              1,091
Pleasant Hill Square           35,000            893,323             26,487
Winter Park                    95,000          1,121,119             41,283
Cornell                        32,000          1,017,572             34,686
Heritage Drive S.              44,247          1,151,157             11,706
Brodhead                       21,600            932,468              5,466
Mt. Vilage                     55,000            884,596              3,562
Hazelhurst                     60,000          1,118,734              3,606
Sunrise                        90,000          1,269,252             55,494
Stony Creek                         0          1,428,656            220,627
Logan Place                    39,300          1,477,527              6,945
Haines                        189,323          2,851,953            (6,158)
Maple Wood                     79,000            924,144              4,600
Summerhill                     23,000            788,157             31,044
Dorchester                     13,000            239,455            309,817
Lancaster                      37,500          1,361,272           (15,951)
Autumn Village                 20,000            595,604                  0
Hardy                               0            473,695            462,819
Dawson                         40,000            346,569          1,088,404
                          -----------       ------------       ------------
                           $2,094,010        $37,723,952         $4,296,407
                          ===========       ============       ============


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999


SERIES 6
Apartment Properties
                        Gross Amount At Which Carried At December 31, 1999
                                       --------------------
                                         Buildings,
                                        Improvements
Partnership                Land         and Equipment          Total
-----------                ----         -------------          -----

Spruce                   $    86,308       $   1,046,398       $  1,132,706
Shannon Apartments            18,406             647,121            665,527
Carthage                     115,814             607,796            723,610
Mt. Crest                     64,914           1,173,960          1,238,874
Coal City                     60,055           1,161,850          1,221,905
Blacksburg Terrace            39,930           1,283,140          1,323,070
Frazier                       51,665           1,623,824          1,675,489
Ehrhardt                       9,020             676,756            685,776
Sinton                        42,103           1,010,956          1,053,059
Frankston                     30,000             644,981            674,981
Flagler Beach                118,575           1,534,541          1,653,116
Oak Ridge                     40,000             997,966          1,037,966
Monett                       170,229             792,075            962,304
Arma                          89,512             787,094            876,606
Southwest City                67,303             322,063            389,366
Meadowcrest                   72,500           1,131,238          1,203,738
Parsons                       49,780           1,483,188          1,532,968
Newport Village               61,350           1,552,374          1,613,724
Goodwater Falls               32,000           1,361,363          1,393,363
Northfield Station            44,250             978,311          1,022,561
Pleasant Hill Square          35,000             919,810            954,810
Winter Park                   95,000           1,162,402          1,257,402
Cornell                       35,592           1,048,666          1,084,258
Heritage Drive S.             51,768           1,155,342          1,207,110
Brodhead                      21,600             937,934            959,534
Mt. Vilage                    55,000             888,158            943,158
Hazelhurst                    60,000           1,122,340          1,182,340
Sunrise                      112,363           1,302,383          1,414,746
Stony Creek                  104,800           1,544,483          1,649,283
Logan Place                   39,300           1,484,472          1,523,772
Haines                       189,323           2,845,795          3,035,118
Maple Wood                    79,000             928,744          1,007,744
Summerhill                    23,000             819,201            842,201
Dorchester                    13,000             549,272            562,272
Lancaster                     37,500           1,345,321          1,382,821
Autumn Village                20,000             595,604            615,604
Hardy                         21,250             915,264            936,514
Dawson                        40,000           1,434,973          1,474,973
                         -----------        ------------       ------------
                          $2,297,210         $41,817,159        $44,114,369
                         ===========        ============       ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999

SERIES 6

Partnership              Accumulated Depreciation      Depreciable Life
-----------              ------------------------      ----------------

Spruce                               $    286,705            5-30
Shannon Apartments                        133,644            5-40
Carthage                                  278,945           5-27.5
Mt. Crest                                 391,876           5-27.5
Coal City                                 243,184           5-27.5
Blacksburg Terrace                        430,515           5-27.5
Frazier                                   526,560           5-27.5
Ehrhardt                                  195,363           5-27.5
Sinton                                    169,374            5-50
Frankston                                 109,434            5-30
Flagler Beach                             330,516            5-40
Oak Ridge                                 296,094           5-27.5
Monett                                    328,240           5-27.5
Arma                                      317,473           5-27.5
Southwest City                            139,254           5-27.5
Meadowcrest                               266,030            5-40
Parsons                                   474,855           5-27.5
Newport Village                           481,201           5-27.5
Goodwater Falls                           294,200           5-27.5
Northfield Station                        213,707           5-27.5
Pleasant Hill Square                      201,062           5-27.5
Winter Park                               300,697            5-40
Cornell                                   216,572            5-40
Heritage Drive S.                         372,551            5-25
Brodhead                                  191,961            5-40
Mt. Vilage                                185,499            5-50
Hazelhurst                                235,596            5-40
Sunrise                                   346,363           5-27.5
Stony Creek                               321,454           5-27.5
Logan Place                               361,949           5-27.5
Haines                                    818,501           5-27.5
Maple Wood                                270,297           5-27.5
Summerhill                                246,781           5-27.5
Dorchester                                149,315           5-27.5
Lancaster                                 284,071            5-40
Autumn Village                            121,676            5-40
Hardy                                     176,833            5-40
Dawson                                    212,489            5-40
                                      -----------
                                      $10,920,837
                                      ===========




SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III


Reconciliation of Land, Building & Improvements current year changes:


SERIES 2
Balance at beginning of period -
December 31, 1998                                              $ 28,278,089
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                             5,669
  Improvements, etc.                                 0
  Other                                              0
                                             ---------
                                                                      5,669
 Deductions during period:
  Cost of real estate sold                           0
  Other                                              0
                                             ---------                    0
                                                                  ---------
Balance at end of period -
December 31, 1999                                              $ 28,283,758
                                                               ============
Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1998                                               $ 7,497,204
  Current year expense                         897,242
  Less Accumulated Depreciation of
real estate sold                                     0
  Other                                              0
                                             ---------              897,242
                                                                 ----------
Balance at end of period -
December 31, 1999                                           $ 8,394,446

                                                            ===========
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 3
Balance at beginning of period -
December 31, 1998                                             $ 27,503,186
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                            70,720
  Improvements, etc.                                0
  Other                                             0
                                   --------                         70,720

 Deductions during period:
  Cost of real estate sold                           0
  Other                                              0
                                             ---------                   0
                                                                 ---------
Balance at end of period -
December 31, 1999                                              $27,573,906
                                                           ===========
Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1998                                              $  9,442,106
  Current year expense                       1,204,964
  Less Accumulated Depreciation of
real estate sold                                     0
  Other                                              4
                                              --------           1,204,968
                                                                ----------
Balance at end of period -
December 31, 1999                                             $ 10,647,074
                                                           ============



SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 4
Balance at beginning of period -
December 31, 1998                                             $  32,637,469
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                            19,940
  Improvements, etc.                                 0
  Other                                              0
                                             ---------               19,940

 Deductions during period:
  Cost of real estate sold                           0
  Other                                              0
                                             ---------                    0
                                                                  ---------

Balance at end of period -
December 31, 1999                                             $ 32,657,409
                                                             =============
Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1998                                               $ 8,340,687
  Current year expense                         982,759
  Less Accumulated Depreciation of
real estate sold                                     0
  Other                                           (48)
                                             ---------
                                                              982,711
                                                                ----------
Balance at end of period -
December 31, 1999
                                                            $9,323,398

                                                            ===========



SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 5
Balance at beginning of period -
December 31, 1998                                              $ 39,929,547
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                            73,794
  Improvements, etc.                                 0
  Other                                              0
                                             ---------
                                                                     73,794
 Deductions during period:
  Cost of real estate sold                       1,560
  Other                                              0
                                             ---------
                                                                      1,560
                                                                  ---------
Balance at end of period -
December 31, 1999                                          $ 40,001,781
                                                           ============
Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1998                                              $  9,481,184
  Current year expense                       1,286,201
  Less Accumulated Depreciation of
real estate sold                               (1,560)
  Other                                              0
                                              --------
                                                                  1,284,641
                                                                 ----------
Balance at end of period -
December 31, 1999                                             $ 10,765,825
                                                              ============



SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 1999
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 6
Balance at beginning of period -
December 31, 1998                                              $ 43,957,370
 Additions during period:
  Acquisitions through foreclosure                   0
  Other acquisitions                           157,758
  Improvements, etc.                                 0
  Other                                              0
                                             ---------
                                                                    157,758
 Deductions during period:
  Cost of real estate sold                         759
  Other                                              0
                                             ---------                  759
                                                                 ----------
Balance at end of period -
December 31, 1999                                             $ 44,114,369
                                                           ============
Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period -
December 31, 1998                                               $ 9,550,937
  Current year expense                       1,369,141
  Less Accumulated Depreciation of
real estate sold                                   759
  Other                                              0
                                            ----------            1,369,900
                                                                 ----------
Balance at end of period -
December 31, 1999                                               $10,920,837

                                                           ============



GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1999

SERIES 2

                                                         MONTHLY
                      # OF                   INTEREST       DEBT       TERM
PARTNERSHIP           UNITS         BALANCE      RATE    SERVICE    (YEARS)
-----------           ------       --------  --------   --------     ------
Claxton Elderly           24        658,399     8.75%      5,883         50
Deerfield II              24        702,204     8.75%      6,284         50
Hartwell Family           24        705,645     8.75%      5,307         50
Cherrytree Apts.          33      1,200,104     8.75%      9,011         50
Springwood Apts.          32      1,253,429     8.75%      9,218         50
Lakeshore Apts.           34      1,054,130     8.75%      7,905         50
Lewiston                  25      1,000,125     9.00%      7,720         50
Charleston                32        843,643     8.75%      6,333         50
Sallisaw II               47      1,197,584     8.75%      8,980         50
Pocola                    36        987,699     8.75%      7,407         50
Inverness Club            72      2,987,500     8.75%     27,905         50
Pearson Elderly           25        631,782     9.00%      4,926         50
Richland Elderly          33        867,847     8.75%      6,517         50
Lake Park                 48      1,486,060     9.00%     11,466         50
Woodland Terrace          30        887,899     8.75%      6,666         50
Mt. Vernon Elderly        21        574,342     8.75%      4,309         50
Lakeland Elderly          29        781,646     8.75%      5,882         50
Prairie Apartments        21        976,212     9.00%      7,515         50
Sylacauga Heritage        44      1,386,061     8.75%     10,536         50
Manchester Housing        49      1,457,705     8.75%     10,958         50
Durango C.W.W.            24      1,033,652     9.00%      7,739         50
Columbus Sr.              16        437,160     8.25%      3,102         50
                                -----------
                                $23,110,828
                                ===========


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1999

SERIES 3

                                                         MONTHLY
                      # OF                   INTEREST       DEBT       TERM
PARTNERSHIP           UNITS         BALANCE      RATE    SERVICE    (YEARS)
-----------           ------       --------  --------   --------     ------
Poteau II                 52      1,304,781     9.50%     10,682         50
Sallisaw                  52      1,313,010     9.50%     10,654         50
Nowata Properties         32        857,609     9.50%      6,905         50
Waldron Properties        24        640,546     9.00%      4,950         50
Roland II                 52      1,312,034     9.50%     10,657         50
Stilwell                  48      1,194,239     9.50%      9,727         50
Birchwood Apts.           24        789,139     9.50%      6,410         50
Hornellsville             24        895,816     9.00%      6,927         50
Sunchase II               41      1,194,493     9.00%      9,279         50
CE McKinley II            16        621,854     8.75%      5,146         50
Weston Apartments         10        274,980     9.00%      2,131         50
Countrywood Apts.         40      1,201,437     9.00%      9,310         50
Wildwood Apts.            28        850,068     9.50%      6,906         50
Hancock                   12        367,687     9.50%      3,119         50
Hopkins                   24        750,331     8.75%      5,815         50
Elkhart Apts.             54      1,147,291     9.00%      9,198         40
Bryan Senior              40      1,082,758    10.00%      9,455         50
Brubaker Square           38      1,117,911     9.00%      8,646         50
Southwood                 44      1,488,075     9.25%     11,752         50
Villa Allegra             32        901,120     9.00%      7,053         50
Belmont Senior            24        765,894     9.00%      6,001         50
Heritage Villas           25        678,611     8.75%      5,110         50
Logansport Seniors        32        898,465     8.75%      6,745         50
                                -----------
                                $21,648,149
                                ===========


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1999

SERIES 4

                                                         MONTHLY
                      # OF                   INTEREST       DEBT       TERM
PARTNERSHIP           UNITS         BALANCE      RATE    SERVICE    (YEARS)
-----------           ------       --------  --------   --------     ------
Alsace Village            24        638,011     9.00%      4,915         50
Seneca Apartments         24        609,129     9.00%      4,692         50
Eudora Senior             36        959,657     8.75%      7,269         50
Westville                 36        860,233     8.75%      6,448         50
Wellsville Senior         24        648,477     8.75%      4,859         50
Stilwell II               52      1,290,349     8.75%      9,672         50
Spring Hill Senior        24        697,966     8.75%      5,236         50
Smithfield                40      1,540,747     8.75%     11,746         50
Tarpon Heights            48      1,245,093     8.75%      9,347         50
Oaks Apartments           32        838,638     9.00%      6,663         50
Wynnwood Common           34      1,372,440     8.75%     10,300         50
Chestnut Apartments       24        856,321     8.75%      6,419         50
St. George                24        755,305     8.75%      5,677         50
Williston                 24        799,056     9.00%      6,147         50
Brackettville Sr.         32        822,655     8.75%      6,172         50
Sonora Seniors            32        844,215     8.75%      6,337         50
Ozona Seniors             24        632,131     8.75%      4,744         50
Fredericksburg Sr.        48      1,205,650     8.75%      9,050         50
St. Joseph                24        828,814     9.00%      6,379         50
Courtyard                 21        712,025     9.25%      5,622         50
Rural Development         25      1,207,350     9.25%      9,539         50
Jasper Villas             25        860,347     8.75%      6,450         50
Edmonton Senior           24        756,903     9.00%      5,688         50
Jonesville Manor          40      1,352,639     8.75%     10,159         50
Norton Green              40      1,343,385     8.75%     10,085         50
Owingsville Senior        22        707,154     9.00%      5,297         50
Timpson Seniors           28        673,911     8.75%      5,058         50
Piedmont                  36      1,045,543     8.75%      7,856         50
S.F. Arkansas City        12        340,621    10.62%      3,056         50
                                -----------
                                $26,444,765
                                ===========


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1999

SERIES 5

                                                         MONTHLY
                      # OF                   INTEREST       DEBT       TERM
PARTNERSHIP           UNITS         BALANCE      RATE    SERVICE    (YEARS)
-----------           ------       --------  --------   --------     ------
Seymour                   37      1,242,176     8.75%      9,346         50
Effingham                 24        804,879     8.75%      6,032         50
S.F. Winfield             12        331,752    11.37%      3,016         50
S.F.Medicine Lodge        16        453,502    10.62%      4,049         50
S.F. Ottawa               24        571,174    10.62%      5,126         50
S.F. Concordia            20        554,433    11.87%      5,498         50
Highland View             24        715,356     8.75%      5,473         40
Carrollton Club           78      2,687,720     7.75%     18,064         50
Scarlett Oaks             40      1,391,459     8.25%      9,870         50
Brooks Hill               44      1,463,800     8.25%     10,398         50
Greensboro                24        734,566     7.75%      4,937         50
Greensboro II             33        906,705     7.75%      6,129         50
Pine Terrace              25        728,139     8.25%      5,172         50
Shellman                  27        740,578     8.25%      5,264         50
Blackshear                46      1,321,931     8.25%      9,389         50
Crisp Properties          31        933,378     8.25%      6,632         50
Crawford                  25        746,124     8.25%      5,302         50
Yorkshire                 60      2,088,212     8.25%     14,842         50
Woodcrest                 40      1,294,879     8.25%      9,402         50
Fox Ridge                 24        737,190     9.00%      5,673         50
Redmont II                24        695,942     8.75%      5,355         50
Clayton                   24        670,236     8.25%      4,760         50
Alma                      24        734,404     8.75%      8,018         50
Pemberton Village         24        638,787     8.75%      4,782         50
Magic Circle              24        654,768     8.75%      4,913         50
Spring Hill               36      1,129,557     8.25%      8,018         50
Menard Retirement         24        629,043     8.75%      4,715         50
Wallis Housing            24        439,300     8.75%      3,688         50
Zapata Housing            40        981,372     8.75%      7,377         50
Mill Creek                60      1,436,512     8.25%     10,192         50
Portland II               20        584,222     8.75%      4,388         50
Georgetown                24        742,385     8.25%      5,265         50
Cloverdale                24        759,292     8.75%      5,693         50
S. Timber Ridge           44      1,065,677     8.75%      7,986         50
Pineville                 12        320,553     8.25%      2,318         50
Ravenwood                 24        728,601     7.25%      4,595         50
                                -----------
                                $32,658,604
                                ===========


GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 1999

SERIES 6

                                                         MONTHLY
                      # OF                   INTEREST       DEBT       TERM
PARTNERSHIP           UNITS         BALANCE      RATE    SERVICE    (YEARS)
-----------           ------       --------  --------   --------     ------
Spruce                    24        916,105     8.75%      6,857         50
Shannon Apartments        16        536,300     8.75%      4,014         50
Carthage                  24        576,531     8.75%      4,371         50
Mt. Crest                 39      1,006,198     8.25%      7,150         50
Coal City                 24        981,597     7.75%      6,578         50
Blacksburg Terrace        32      1,088,716     8.25%      7,738         50
Frazier                   30      1,476,705     8.25%     10,470         50
Ehrhardt                  16        564,070     7.75%      3,791         50
Sinton                    32        853,822     8.25%      6,063         50
Frankston                 24        561,503     8.75%      4,207         50
Flagler Beach             43      1,388,177     8.25%      9,864         50
Oak Ridge                 24        815,427     8.25%      5,800         50
Monett                    32        789,962     8.25%      5,598         50
Arma                      28        719,769     8.75%      5,388         50
Southwest City            12        319,816     8.25%      2,271         50
Meadowcrest               32      1,009,676     8.25%      7,160         50
Parsons                   48      1,265,490     7.75%      8,485         50
Newport Village           40      1,307,795     7.75%      8,798         50
Goodwater Falls           36      1,137,436     7.75%      7,980         50
Northfield Station        24        802,716     7.75%      5,379         50
Pleasant Hill Square      24        792,131     7.75%      5,315         50
Winter Park               24      1,005,519     8.25%      7,131         50
Cornell                   24        873,234     8.25%      6,193         50
Heritage Drive S.         40        985,478     8.25%      6,990         50
Brodhead                  24        791,030     7.75%      5,303         50
Mt. Vilage                24        786,587     8.25%      5,574         50
Hazelhurst                32        981,160     8.25%      7,105         50
Sunrise                   33      1,163,698     8.75%      8,711         50
Stony Creek               32      1,349,309     8.75%      9,065         50
Logan Place               40      1,257,318     8.25%      8,909         50
Haines                    32      2,392,562     8.25%     16,950         50
Maple Wood                24        800,735     7.75%      5,381         50
Summerhill                28        800,065     8.25%      5,911         50
Dorchester                12        465,822     7.75%      3,118         50
Lancaster                 33      1,124,000     7.75%      7,775         50
Autumn Village            16        242,165     7.00%      2,608         50
Hardy                     24        365,654     6.00%      3,639         18
Dawson                    40      1,192,834     7.25%      7,524         50
                                -----------
                                $35,487,112
                                ===========


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

                           GATEWAY TAX CREDIT FUND II LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.
                           Raymond James Tax Credit Funds, Inc.

Date: July 13, 2000        By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President

Date: July 13, 2000        By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer

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

                                GATEWAY TAX CREDIT FUND II LTD.
                                (A Florida Limited Partnership)
                                By:  Raymond James Tax Credit Funds,Inc.
                                Managing General Partner

Date: July 13, 2000             By:/s/ Ronald M. Diner
                                Ronald M. Diner
                                President

Date: July 13, 2000             By:/s/ Sandra L. Furey
                                Sandra L. Furey
                                Secretary and Treasurer