Form 10-Q
period 2000-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 2000-08-17
CIK 857115

24
GTWY2
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended             June 30, 2000

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

                                              Number of Units
      Title of Each Class                      June 30, 2000
Beneficial Assignee Certificates:
$1,000 per certificate                              37,228

                     DOCUMENTS INCORPORATED BY REFERENCE
               Parts I and II, 1998 Form 10-K, filed with the
             Securities and Exchange Commission on July 14, 2000
             Parts III and IV - Form S-11 Registration Statement
                 and all amendments and supplements thereto
                              File No. 33-31821

PART I - Financial Information
 Item 1.  Financial Statements

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 2                                          June 30,        March 31,
                                                    2000             2000
                                                 ---------        ----------
                                                (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   239,062     $   188,570
  Investments in Securities                          50,970          51,800
                                               ------------    ------------
    Total Current Assets                            290,032         240,370

 Investments in Securities                          228,828         274,482
 Investments in Project Partnerships, Net           149,362         208,215
                                              -------------   -------------
    Total Assets                                $   668,222     $   723,067
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    42,138     $    45,773
                                              -------------   -------------
    Total Current Liabilities                        42,138          45,773
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        378,295         361,953
                                              -------------   -------------
Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 2000 and March
31,2000 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 2000
and March 31,2000, issued and outstanding           299,111         365,987
General Partners                                    (51,322)        (50,646)
                                              -------------   -------------
  Total Partners' Equity                            247,789         315,341
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   668,222     $   723,067
                                              =============   =============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 3                                          June 30,        March 31,
                                                    2000            2000
                                                  ---------      ----------
                                                 (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   208,723     $   155,487
 Investments in Securities                           45,337          46,075
                                               ------------    ------------
  Total Current Assets                              254,060         201,562

 Investments in Securities                          203,536         244,145
 Investments in Project Partnerships, Net            75,662         100,190
                                              -------------   -------------
    Total Assets                                $   533,258     $   545,897
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    46,117     $    49,763
                                              -------------   -------------
  Total Current Liabilities                          46,117          49,763
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        284,877         269,872
                                              -------------   -------------
Partners' Equity (Deficit):
 Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 2000 and March
31, 2000 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 2000 and
March 31, 2000, issued and outstanding              248,057         271,815
General Partners                                    (45,793)        (45,553)
                                              -------------   -------------
  Total Partners' Equity                            202,264         226,262
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   533,258     $   545,897
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 4                                          June 30,        March 31,
                                                    2000            2000
                                                  ---------      ----------
                                                 (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   284,569     $   226,648
 Investments in Securities                           57,439          58,372
                                               ------------    ------------
  Total Current Assets                              342,008         285,020

 Investments in Securities                          257,858         309,308
 Investments in Project Partnerships, Net           417,435         487,692
                                              -------------   -------------
    Total Assets                                $ 1,017,301     $ 1,082,020
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    50,590     $    54,952
                                              -------------   -------------
  Total Current Liabilities                          50,590          54,952
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        366,519         348,096
                                              -------------   -------------
Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 2000 and March
31, 2000 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 2000 and
March 31, 2000, issued and outstanding              654,844         732,836
General Partners                                    (54,652)        (53,864)
                                              -------------   -------------
  Total Partners' Equity                            600,192         678,972
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 1,017,301     $ 1,082,020
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 5                                          June 30,        March 31,
                                                    2000             2000
                                                 ---------        ----------
                                                (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   389,719     $   318,707
  Investments in Securities                          71,588          72,753
                                               ------------    ------------
  Total Current Assets                              461,307         391,460

 Investments in Securities                          321,390         385,513
 Investments in Project Partnerships, Net           878,426         951,449
                                              -------------   -------------
    Total Assets                                $ 1,661,123     $ 1,728,422
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    68,017     $    73,415
                                              -------------   -------------
  Total Current Liabilities                          68,017          73,415
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        368,509         345,734
                                              -------------   -------------
Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 2000 and March
31,2000 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 2000
and March 31,2000, issued and outstanding         1,287,975       1,371,804
General Partners                                    (63,378)        (62,531)
                                              -------------   -------------
  Total Partners' Equity                          1,224,597       1,309,273
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 1,661,123     $ 1,728,422
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 6                                          June 30,        March 31,
                                                    2000             2000
                                                 ---------        ----------
                                                (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   421,454     $   422,800
 Investments in Securities                           56,021          55,114
                                               ------------    ------------
  Total Current Assets                              477,475         477,914

 Investments in Securities                          323,795         318,064
 Investments in Project Partnerships, Net         1,860,362       1,997,390
                                              -------------   -------------
    Total Assets                                $ 2,661,632     $ 2,793,368
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    63,435     $    69,212
                                              -------------   -------------
  Total Current Liabilities                          63,435          69,212
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        464,064         438,798
                                              -------------   -------------
Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 2000 and March
31,2000 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 2000
and March 31,2000, issued and outstanding         2,201,517       2,351,230
General Partners                                    (67,384)        (65,872)
                                              -------------   -------------
  Total Partners' Equity                          2,134,133       2,285,358
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 2,661,632     $ 2,793,368
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

TOTAL SERIES 2 - 6                                June 30,        March 31,
                                                    2000            2000
                                                  ---------      ----------
                                                 (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,543,527     $ 1,312,212
 Investments in Securities                          281,355         284,114
                                               ------------    ------------
  Total Current Assets                            1,824,882       1,596,326

 Investments in Securities                        1,335,407       1,531,512
 Investments in Project Partnerships, Net         3,381,247       3,744,936
                                              -------------   -------------
    Total Assets                                $ 6,541,536     $ 6,872,774
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $   270,297     $   293,115
                                              -------------   -------------
  Total Current Liabilities                         270,297         293,115
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                      1,862,264       1,764,453
                                              -------------   -------------
Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at June 30, 2000 and March
31, 2000 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at June 30, 2000 and
March 31, 2000, issued and outstanding            4,691,502       5,093,672
General Partners                                   (282,527)       (278,466)
                                              -------------   -------------
  Total Partners' Equity                          4,408,975       4,815,206
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 6,541,536     $ 6,872,774
                                              =============   =============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30,
                                 (Unaudited)
SERIES 2                                             2000           1999
                                                     ----           ----
Revenues:
 Interest Income                                $     8,701   $     7,982
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                17,128        17,162
 General and Administrative:
  General Partner                                     1,837         1,797
  Other                                               2,212         1,716
 Amortization                                           816         1,212
                                               ------------  ------------
  Total Expenses                                     21,993        21,887
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (13,292)      (13,905)
Equity in Losses of Project Partnerships            (54,260)      (45,614)
                                               ------------  ------------
Net Loss                                        $   (67,552)  $   (59,519)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      $   (66,876)  $   (58,924)
 General Partners                                      (676)         (595)
                                               ------------  ------------
                                                $   (67,552)  $   (59,519)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $    (10.90)  $     (9.60)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,136         6,136
                                               ============  ============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30,
                                 (Unaudited)
SERIES 3                                             2000           1999
                                                     ----           ----
Revenues:
 Interest Income                                $     7,368   $     6,994
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                15,825        15,870
 General and Administrative:
  General Partner                                     1,921         1,878
  Other                                               1,860         1,973
 Amortization                                           280           760
                                               ------------  ------------
  Total Expenses                                     19,886        20,481
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (12,518)      (13,487)
Equity in Losses of Project Partnerships            (11,480)      (38,464)
                                               ------------  ------------
Net Loss                                        $   (23,998)  $   (51,951)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      $   (23,758)  $   (51,431)
 General Partners                                      (240)         (520)
                                               ------------  ------------
                                                $   (23,998)  $   (51,951)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $     (4.35)  $     (9.43)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              5,456         5,456
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30,
                                 (Unaudited)
SERIES 4                                             2000            1999
                                                     ----            ----
Revenues:
 Interest Income                                $     9,724    $     9,185
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                19,458         19,497
 General and Administrative:
  General Partner                                     2,422          2,368
  Other                                               2,310          2,180
 Amortization                                         1,664          1,932
                                               ------------   ------------
  Total Expenses                                     25,854         25,977
                                               ------------   ------------
Loss Before Equity in Losses of
 Project Partnerships                               (16,130)       (16,792)
Equity in Losses of Project Partnerships            (62,650)       (78,556)
                                               ------------   ------------
Net Loss                                        $   (78,780)   $   (95,348)
                                               ============   ============
Allocation of Net Loss:
 Assignees                                      $   (77,992)   $   (94,395)
 General Partners                                      (788)          (953)
                                               ------------   ------------
                                                $   (78,780)   $   (95,348)
                                               ============   ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (11.28)   $    (13.65)
Number of Beneficial Assignee                  ============   ============
Certificates Outstanding                              6,915          6,915
                                               ============   ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30,
                                 (Unaudited)
SERIES 5                                             2000           1999
                                                     ----           ----
Revenues:
 Interest Income                                $    12,609   $    11,791
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                24,060        24,115
 General and Administrative:
  General Partner                                     3,007         2,940
  Other                                               2,985         2,838
 Amortization                                         1,540         1,632
                                               ------------  ------------
  Total Expenses                                     31,592        31,525
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (18,983)      (19,734)
Equity in Losses of Project Partnerships            (65,693)      (20,441)
                                               ------------  ------------
Net Loss                                        $   (84,676)  $   (40,175)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      $   (83,829)  $   (39,773)
 General Partners                                      (847)         (402)
                                               ------------  ------------
                                                $   (84,676)  $   (40,175)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $     (9.73)  $     (4.62)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              8,616         8,616
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30,
                                 (Unaudited)
SERIES 6                                             2000           1999
                                                     ----           ----
Revenues:
 Interest Income                                $    12,500   $    11,275
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                26,622        26,704
 General and Administrative:
  General Partner                                     3,174         3,103
  Other                                               2,955         2,901
 Amortization                                         3,745         4,014
                                               ------------  ------------
  Total Expenses                                     36,496        36,722
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (23,996)      (25,447)
Equity in Losses of Project Partnerships           (127,229)      (75,582)
                                               ------------  ------------
Net Loss                                        $  (151,225)  $  (101,029)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      $  (149,713)  $  (100,019)
 General Partners                                    (1,512)       (1,010)
                                               ------------  ------------
                                                $  (151,225)  $  (101,029)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (14.82)  $     (9.90)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                             10,105        10,105
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30,
                                 (Unaudited)

TOTAL SERIES 2 - 6                                   2000           1999
                                                     ----           ----
Revenues:
 Interest Income                                $    50,902   $    47,227
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               103,093       103,348
 General and Administrative:
  General Partner                                    12,361        12,086
  Other                                              12,322        11,608
 Amortization                                         8,045         9,550
                                               ------------  ------------
  Total Expenses                                    135,821       136,592
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (84,919)      (89,365)
Equity in Losses of Project Partnerships           (321,312)     (258,657)
                                               ------------  ------------
Net Loss                                        $  (406,231)  $  (348,022)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      $  (402,170)  $  (344,543)
 General Partners                                    (4,061)       (3,479)
                                               ------------  ------------
                                                $  (406,231)  $  (348,022)
                                               ============  ============


               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)


                                                   General
SERIES 2                          Assignees        Partners         Total
                                  ---------        --------         -----


Balance at March 31, 1999      $    530,860     $   (48,981)   $    481,879

Net Loss                            (58,924)           (595)        (59,519)
                              -------------    ------------   -------------

Balance at June 30, 1999       $    471,936     $   (49,576)   $    422,360
                              =============    ============   =============


Balance at March 31, 2000      $    365,987     $   (50,646)   $    315,341

Net Loss                            (66,876)           (676)        (67,552)
                              -------------    ------------   -------------

Balance at June 30, 2000       $    299,111     $   (51,322)   $    247,789
                              =============    ============   =============


               See accompanying notes to financial statements.





                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)


                                                   General
SERIES 3                          Assignees        Partners         Total
                                  ---------        --------         -----


Balance at March 31, 1999      $    417,412     $   (44,082)   $    373,330

Net Loss                            (51,431)           (520)        (51,951)
                              -------------    ------------   -------------

Balance at June 30, 1999       $    365,981     $   (44,602)   $    321,379
                              =============    ============   =============


Balance at March 31, 2000      $    271,815     $   (45,553)   $    226,262

Net Loss                            (23,758)           (240)        (23,998)
                              -------------    ------------   -------------

Balance at June 30, 2000       $    248,057     $   (45,793)   $    202,264
                              =============    ============   =============


               See accompanying notes to financial statements.




                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)


                                                   General
SERIES 4                          Assignees        Partners         Total
                                  ---------        --------         -----


Balance at March 31, 1999      $    965,972     $   (51,509)   $    914,463

Net Loss                            (94,395)           (953)        (95,348)
                              -------------    ------------   -------------

Balance at June 30, 1999       $    871,577     $   (52,462)   $    819,115
                              =============    ============   =============


Balance at March 31, 2000      $    732,836     $   (53,864)   $    678,972

Net Loss                            (77,992)           (788)        (78,780)
                              -------------    ------------   -------------

Balance at June 30, 2000       $    654,844     $   (54,652)   $    600,192
                              =============    ============   =============


               See accompanying notes to financial statements.




                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)


                                                   General
SERIES 5                          Assignees        Partners         Total
                                  ---------        --------         -----


Balance at March 31, 1999      $  1,613,346     $   (60,091)   $  1,553,255

Net Loss                            (39,773)           (402)        (40,175)
                              -------------    ------------   -------------

Balance at June 30, 1999       $  1,573,573     $   (60,493)   $  1,513,080
                              =============    ============   =============


Balance at March 31, 2000      $  1,371,804     $   (62,531)   $  1,309,273

Net Loss                            (83,829)           (847)        (84,676)
                              -------------    ------------   -------------

Balance at June 30, 2000       $  1,287,975     $   (63,378)   $  1,224,597
                              =============    ============   =============


               See accompanying notes to financial statements.





                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)


                                                   General
SERIES 6                          Assignees        Partners         Total
                                  ---------        --------         -----


Balance at March 31, 1999      $  2,877,858     $   (60,553)   $  2,817,305

Net Loss                           (100,019)         (1,010)       (101,029)
                              -------------    ------------   -------------

Balance at June 30, 1999       $  2,777,839     $   (61,563)   $  2,716,276
                              =============    ============   =============


Balance at March 31, 2000      $  2,351,230     $   (65,872)   $  2,285,358

Net Loss                           (149,713)         (1,512)       (151,225)
                              -------------    ------------   -------------

Balance at June 30, 2000       $  2,201,517     $   (67,384)   $  2,134,133
                              =============    ============   =============


               See accompanying notes to financial statements.





                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)


                                                   General
TOTAL SERIES 2 - 6                Assignees        Partners         Total
                                  ---------        --------         -----


Balance at March 31, 1999      $  5,861,842     $  (270,707)   $  5,591,135

Net Loss                           (344,543)         (3,479)       (348,022)
                              -------------    ------------   -------------

Balance at June 30, 1999       $  5,517,299     $  (274,186)   $  5,243,113
                              =============    ============   =============


Balance at March 31, 2000      $  5,093,672     $  (278,466)   $  4,815,206

Net Loss                           (402,170)         (4,061)       (406,231)
                              -------------    ------------   -------------

Balance at June 30, 2000       $  4,691,502     $  (282,527)   $  4,408,975
                              =============    ============   =============


               See accompanying notes to financial statements.




                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)

SERIES 2                                            2000            1999
--------                                            ----            ----
Cash Flows from Operating Activities:
 Net Loss                                     $   (67,552)     $   (59,519)
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
   Amortization                                       816            1,212
   Accreted Interest Income on Investments
   in Securities                                   (5,315)          (5,815)
   Equity in Losses of Project
   Partnerships                                    54,260           45,614
   Interest Income from Redemption of
   Securities                                      23,536           20,241
   Changes in Operating Assets and
   Liabilities:
     Increase in Payable to Other Series                0          170,818
     Increase in Payable to General
     Partners                                      12,707           17,154
                                             ------------     ------------
       Net Cash Used in Operating
       Activities                                  18,452          189,705
                                             ------------     ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      3,777            2,556
  Redemption of Investment in Securities           28,263           29,297
                                             ------------     ------------
      Net Cash Provided by Investing
      Activities                                   32,040           31,853
                                             ------------     ------------
Increase in Cash and Cash Equivalents              50,492          221,558
Cash and Cash Equivalents at Beginning
Of Year                                           188,570          169,513
                                             ------------     ------------
Cash and Cash Equivalents at End of Year      $   239,062      $   391,071
                                             ============     ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)

SERIES 3                                             2000            1999
--------                                             ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $   (23,998)    $   (51,951)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
   Amortization                                        280             760
   Accreted Interest Income on Investments
   in Securities                                    (4,728)         (5,172)
   Equity in Losses of Project
   Partnerships                                     11,480          38,464
   Interest Income from Redemption of
   Securities                                       20,936          18,004
   Changes in Operating Assets and
   Liabilities:
     Decrease in Payable to Other Series                 0         (44,415)
     Increase in Payable to General
     Partners                                       11,359          16,175
                                              ------------    ------------
       Net Cash Provided by (Used in)
       Operating Activities                         15,329         (28,135)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      12,768           8,478
  Redemption of Investment in Securities            25,139          26,059
                                              ------------    ------------
       Net Cash Provided by Investing
       Activities                                   37,907          34,537
                                              ------------    ------------
Increase in Cash and Cash Equivalents               53,236           6,402
Cash and Cash Equivalents at Beginning of
Year                                               155,487         137,981
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   208,723     $   144,383
                                              ============    ============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)

SERIES 4                                             2000            1999
--------                                             ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $   (78,780)    $   (95,348)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization                                     1,664           1,932
    Accreted Interest Income on Investments
    in Securities                                   (5,990)         (6,553)
    Equity in Losses of Project
    Partnerships                                    62,650          78,556
    Interest Income from Redemption of
    Securities                                      26,523          22,808
    Changes in Operating Assets and
    Liabilities:
      Decrease in Payable to Other Series                0         (56,270)
      Increase in Payable to General
      Partners                                      14,062          19,675
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Operating Activities                        20,129         (35,200)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                       5,943           7,621
  Redemption of Investment in Securities            31,849          33,015
                                              ------------    ------------
       Net Cash Provided by Investing
       Activities                                   37,792          40,636
                                              ------------    ------------
Increase in Cash and Cash Equivalents               57,921           5,436
Cash and Cash Equivalents at Beginning of
Year                                               226,648         207,632
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   284,569     $   213,068
                                              ============    ============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)

SERIES 5                                             2000            1999
--------                                             ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $   (84,676)    $   (40,175)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization                                     1,540           1,632
    Accreted Interest Income on Investments
    in Securities                                   (7,466)         (8,167)
    Equity in Losses of Project
    Partnerships                                    65,693          20,441
    Interest Income from Redemption of
    Securities                                      33,057          28,428
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to Other Series                0         (70,133)
      Increase in Payable to General
      Partners                                      17,378          24,470
                                              ------------    ------------
        Net Cash Provided by (Used in)
        Operating Activities                        25,526         (43,504)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                       5,790           9,155
  Redemption of Investment in Securities            39,696          41,148
                                              ------------    ------------
        Net Cash Provided by Investing
        Activities                                  45,486          50,303
                                              ------------    ------------
Increase in Cash and Cash Equivalents               71,012           6,799
Cash and Cash Equivalents at Beginning of
Year                                               318,707         292,994
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   389,719     $   299,793
                                              ============    ============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)

SERIES 6                                             2000            1999
--------                                             ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $  (151,225)    $  (101,029)
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
    Amortization                                     3,745           4,014
    Accreted Interest Income on Investments
    in Securities                                   (6,638)         (7,004)
    Equity in Losses of Project
    Partnerships                                   127,229          75,582
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners                                      19,489          26,828
                                              ------------    ------------
        Net Cash Used in Operating
        Activities                                  (7,400)         (1,609)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                       6,054           6,532
  Redemption of Investment in Securities                 0               0
                                              ------------    ------------
        Net Cash Provided by Investing
        Activities                                   6,054           6,532
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
Equivalents                                         (1,346)          4,923
Cash and Cash Equivalents at Beginning of
Year                                               422,800         408,672
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   421,454     $   413,595
                                              ============    ============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (Unaudited)

TOTAL SERIES 2 - 6                                   2000            1999
--------                                             ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $  (406,231)    $  (348,022)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by Operating Activities:
    Amortization                                     8,045           9,550
    Accreted Interest Income on Investments
    in Securities                                  (30,137)        (32,711)
    Equity in Losses of Project
    Partnerships                                   321,312         258,657
    Interest Income from Redemption of
    Securities                                     104,052          89,481
    Changes in Operating Assets and
    Liabilities:
      Decrease in Accounts Payable                       0        (170,818)
      Increase in Payable to Other Series                0         170,818
      Increase in Payable to General
      Partners                                      74,995         104,302
                                              ------------    ------------
        Net Cash Provided by Operating
        Activities                                  72,036          81,257
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      34,332          34,342
  Redemption of Investment in Securities           124,947         129,519
                                              ------------    ------------
       Net Cash Provided by Investing
       Activities                                  159,279         163,861
                                              ------------    ------------
Increase in Cash and Cash Equivalents              231,315         245,118
Cash and Cash Equivalents at Beginning of
Year                                             1,312,212       1,216,792
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $ 1,543,527     $ 1,461,910
                                              ============    ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                                JUNE 30, 2000

NOTE 1 - ORGANIZATION:

  Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 2000, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

      1) Increased for equity in income or decreased for equity in losses of the Project Partnerships,
      2) Decreased   for   cash  distributions  received  from   the   Project
         Partnerships, and
      3) Decreased for the amortization of the acquisition fees and expenses.

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

Basis of Preparation

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2000. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 2000 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $134,426 for Series 2, $119,568 for Series 3, $151,483 for Series 4, $188,804 for Series 5 and $160,370 for Series 6.
For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

                                                              Gross Unrealized
                       Estimated Market       Cost Plus          Gains and
                             Value        Accreted Interest       (Losses)
                       -----------------  -----------------   ----------------
Series 2                 $   290,788        $   279,798         $    10,990
Series 3                     258,566            248,873               9,693
Series 4                     327,705            315,297              12,408
Series 5                     408,318            392,978              15,340
Series 6                     392,605            379,816              12,789

  As of June 30, 2000, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                     Series 2       Series 3       Series 4
                                     --------       --------       --------
Due with 1 year                    $   50,970     $   45,337     $   57,439
After 1 year through 5 years          186,526        165,909        210,191
After 5 years through 10 years         42,302         37,627         47,667
                                   ----------     ----------     ----------
  Total Amount Carried on
  Balance Sheet                    $  279,798     $  248,873     $  315,297
                                   ==========     ==========     ==========

                                     Series 5       Series 6        Total
                                     --------       --------       --------
Due with 1 year                    $   71,588     $   56,021     $  281,355
After 1 year through 5 years          261,977        220,080      1,044,683
After 5 years through 10 years         59,413        103,715        290,724
                                   ----------     ----------     ----------
  Total Amount Carried on
  Balance Sheet                    $  392,978     $  379,816     $1,616,762
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

  For the three months June 30, 2000 and 1999 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                            2000            1999
                            ----          ------
 Series 2              $  17,128       $  17,162
 Series 3                 15,825          15,870
 Series 4                 19,458          19,497
 Series 5                 24,060          24,115
 Series 6                 26,622          26,704
                       ---------       ---------
 Total                 $ 103,093       $ 103,348
                       =========       =========

  General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

 Series 2              $   1,837        $  1,797
 Series 3                  1,921           1,878
 Series 4                  2,422           2,368
 Series 5                  3,007           2,940
 Series 6                  3,174           3,103
                       ---------        --------
 Total                 $  12,361        $ 12,086
                       =========        ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes(Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5
- 36 and Series 6 - 38).

   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 2                                        JUNE 30,       MARCH 31,
                                                  2000            2000
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,524,678    $  4,524,678

Cumulative equity in losses of Project
Partnerships (1)                                 (4,607,486)     (4,553,226)

Cumulative distributions received from
Project Partnerships                                (77,988)        (74,211)
                                               ------------   -------------
Investment in Project Partnerships before
Adjustment                                         (160,796)       (102,759)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      390,838         390,838
 Accumulated amortization of acquisition
 fees and expenses                                  (80,680)        (79,864)
                                                -----------    ------------

Investments in Project Partnerships            $    149,362    $    208,215
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,903,364 for the period ended June 30, 2000 and cumulative suspended losses of $1,743,287 for the year ended March 31, 2000 are not included.


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 3                                          JUNE 30,       MARCH 31,
                                                    2000            2000
                                               --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  3,888,713    $  3,888,713

Cumulative equity in losses of Project
Partnerships (1)                                 (4,053,781)     (4,042,301)

Cumulative distributions received from
Project Partnerships                               (171,444)       (158,676)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                         (336,512)       (312,264)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      491,746         491,746
 Accumulated amortization of acquisition
 fees and expenses                                  (79,572)        (79,292)
                                                -----------    ------------

Investments in Project Partnerships            $     75,662    $    100,190
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,650,278 for the period ended June 30, 2000 and cumulative suspended losses of $2,455,000 for the year ended March 31, 2000 are not included.


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 4                                           JUNE 30,       MARCH 31,
                                                     2000            2000
                                                --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,952,519    $  4,952,519

Cumulative equity in losses of Project
Partnerships (1)                                 (4,872,659)     (4,810,009)

Cumulative distributions received from
Project Partnerships                               (113,110)       (107,167)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          (33,250)          35,343

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      562,967         562,967
 Accumulated amortization of acquisition
 fees and expenses                                 (112,282)       (110,618)
                                                -----------    ------------

Investments in Project Partnerships            $    417,435    $    487,692
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,655,339 for the period ended June 30, 2000 and cumulative suspended losses of $1,531,158 for the year ended March 31, 2000 are not included.


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 5                                           JUNE 30,       MARCH 31,
                                                     2000            2000
                                                --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  6,164,472    $  6,164,472

Cumulative equity in losses of Project
Partnerships (1)                                 (5,651,232)     (5,585,539)

Cumulative distributions received from
Project Partnerships                               (162,338)       (156,548)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          350,902         422,385

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      650,837         650,837
 Accumulated amortization of acquisition
 fees and expenses                                 (123,313)       (121,773)
                                               ------------    ------------

Investments in Project Partnerships            $    878,426    $    951,449
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,836,922 for the period ended June 30, 2000 and cumulative suspended losses of $1,642,901 for the year ended March 31, 2000 are not included.


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 6                                           JUNE 30,       MARCH 31,
                                                     2000            2000
                                                --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  7,462,215    $  7,462,215

Cumulative equity in losses of Project
Partnerships (1)                                 (6,057,050)     (5,929,821)

Cumulative distributions received from
Project Partnerships                               (169,827)       (163,773)
                                               ------------   -------------
Investment in Project Partnerships before
Adjustment                                        1,235,338       1,368,621

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      785,179         785,179
 Accumulated amortization of acquisition
 fees and expenses                                 (160,155)       (156,410)
                                               ------------    ------------

Investments in Project Partnerships            $  1,860,362    $  1,997,390
                                               ============    ============


  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,172,724 for the period ended June 30, 2000 and cumulative suspended losses of $1,029,135 for the year ended March 31, 2000 are not included.


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6                                 JUNE 30,       MARCH 31,
                                                     2000            2000
                                                --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 26,992,597    $ 26,992,597

Cumulative equity in losses of Project
Partnerships (1)                                (25,242,208)    (24,920,896)

Cumulative distributions received from
Project Partnerships                               (694,707)       (660,375)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                        1,055,682       1,411,326

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,881,567       2,881,567
 Accumulated amortization of acquisition
 fees and expenses                                 (556,002)       (547,957)
                                                -----------    ------------

Investments in Project Partnerships            $  3,381,247    $  3,744,936
                                               ============    ============


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                       MARCH 31,
                                                  2000            1999
SERIES 2                                          ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $ 1,926,243     $ 1,763,428
  Investment properties, net                   19,665,009      20,551,425
  Other assets                                      1,345          15,740
                                              -----------     -----------
    Total assets                              $21,592,597     $22,330,593
                                              ===========     ===========
Liabilities and Partners' Equity:
  Current liabilities                         $   532,966     $   501,446
  Long-term debt                               23,105,111      23,165,507
                                              -----------     -----------
    Total liabilities                          23,638,077      23,666,953
                                              -----------     -----------
Partners' equity
  Limited Partner                              (2,048,150)     (1,361,567)
  General Partners                                  2,670          25,207
                                              -----------     -----------
    Total Partners' equity                     (2,045,480)     (1,336,360)
                                              -----------     -----------
    Total liabilities and partners'
    equity                                    $21,592,597     $22,330,593
                                              ===========     ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $   691,499     $   704,648
Expenses:                                     -----------     -----------
  Operating expenses                              465,534         495,055
  Interest expense                                218,164         239,187
  Depreciation and amortization                   224,303         229,460
                                              -----------     -----------
    Total expenses                                908,001         963,702
                                              -----------     -----------
      Net loss                                $  (216,502)    $  (259,054)
                                              ===========     ===========
Other partners' share of net loss             $    (2,165)    $    (2,591)
                                              ===========     ===========
Partnerships' share of net loss               $  (214,337)    $  (256,463)
Suspended losses                                  160,077         210,849
                                              -----------     -----------
Equity in Losses of Project Partnerships      $   (54,260)    $   (45,614)
                                              ===========     ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                       MARCH 31,
                                                   2000            1999
SERIES 3                                           ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,182,523    $ 2,198,970
  Investment properties, net                    16,695,060     17,834,880
  Other assets                                     207,508        216,095
                                               -----------    -----------
    Total assets                               $19,085,091    $20,249,945
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                          $   505,229    $   499,172
  Long-term debt                                21,638,076     21,712,606
                                               -----------    -----------
    Total liabilities                           22,143,305     22,211,778
                                               -----------    -----------
Partners' equity
  Limited Partner                               (3,274,906)    (2,222,181)
  General Partners                                 216,692        260,348
                                               -----------    -----------
    Total Partners' equity                      (3,058,214)    (1,961,833)
                                               -----------    -----------
    Total liabilities and partners'
    equity                                     $19,085,091    $20,249,945
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $   628,629    $   608,864
Expenses:                                      -----------    -----------
  Operating expenses                               446,146        369,595
  Interest expense                                 160,547        181,793
  Depreciation and amortization                    231,772        229,140
                                               -----------    -----------
    Total expenses                                 838,465        780,528
                                               -----------    -----------
      Net loss                                 $  (209,836)   $  (171,664)
                                               ===========    ===========
Other partners' share of net loss              $    (3,078)   $    (1,717)
                                               ===========    ===========
Partnerships' share of net loss                $  (206,758)   $  (169,947)
Suspended losses                                   195,278        131,483
                                               -----------    -----------
Equity in Losses of Project Partnerships       $   (11,480)   $   (38,464)
                                                ===========    ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                         MARCH 31,
                                                   2000            1999
SERIES 4                                           ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,451,965    $ 2,331,677
  Investment properties, net                    23,088,334     24,043,020
  Other assets                                      12,338         21,916
                                               -----------    -----------
    Total assets                               $25,552,637    $26,396,613
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                          $   705,966    $   682,879
  Long-term debt                                26,383,242     26,489,140
                                               -----------    -----------
    Total liabilities                           27,089,208     27,172,019
                                               -----------    -----------
Partners' equity
  Limited Partner                               (1,670,319)      (967,012)
  General Partners                                 133,748        191,606
                                               -----------    -----------
    Total Partners' equity                      (1,536,571)      (775,406)
                                               -----------    -----------
    Total liabilities and partners'
    equity                                     $25,552,637    $26,396,613
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $   821,323    $   806,616
Expenses:                                      -----------    -----------
  Operating expenses                               536,175        429,834
  Interest expense                                 228,937        332,606
  Depreciation and amortization                    245,725        253,810
                                               -----------    -----------
    Total expenses                               1,010,837      1,016,250
                                               -----------    -----------
      Net loss                                 $  (189,514)   $  (209,634)
                                               ===========    ===========
Other partners' share of net loss              $    (2,683)   $    (2,096)
                                               ===========    ===========
Partnerships' share of net loss                $  (186,831)   $  (207,538)
Suspended losses                                   124,181        128,982
                                               -----------    -----------
Equity in Losses of Project Partnerships       $   (62,650)   $   (78,556)
                                               ===========    ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                        MARCH 31,,
                                                   2000            1999
SERIES 5                                           ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,988,236    $ 2,846,257
  Investment properties, net                    28,914,417     30,120,120
  Other assets                                       8,581          7,499
                                               -----------    -----------
    Total assets                               $31,911,234    $32,973,876
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                          $   757,940    $   818,028
  Long-term debt                                32,652,940     32,737,670
                                               -----------    -----------
    Total liabilities                           33,410,880     33,555,698
                                               -----------    -----------
Partners' equity
  Limited Partner                               (1,396,026)      (472,278)
  General Partners                                (103,620)      (109,544)
                                               -----------    -----------
    Total Partners' equity                      (1,499,646)      (581,822)
                                               -----------    -----------
    Total liabilities and partners'
    equity                                     $31,911,234    $32,973,876
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $   931,151    $   901,356
Expenses:                                      -----------    -----------
  Operating expenses                               662,688        612,614
  Interest expense                                 209,217        218,343
  Depreciation and amortization                    321,584        328,285
                                               -----------    -----------
    Total expenses                               1,193,489      1,159,242
                                               -----------    -----------
      Net loss                                 $  (262,338)   $  (257,886)
                                               ===========    ===========
Other partners' share of net loss              $    (2,624)   $    (2,579)
                                               ===========    ===========
Partnerships' share of net loss                $  (259,714)   $  (255,307)
Suspended losses                                   194,021        234,866
                                               -----------    -----------
Equity in Losses of Project Partnerships       $   (65,693)   $   (20,441)
                                               ===========    ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                       MARCH 31,
                                                   2000            1999
SERIES 6                                           ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 3,151,260    $ 3,160,853
  Investment properties, net                    32,850,632     34,052,870
  Other assets                                       6,887         31,775
                                               -----------    -----------
    Total assets                               $36,008,779    $37,245,498
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                          $   712,394    $   791,217
  Long-term debt                                35,470,856     35,588,981
                                               -----------    -----------
    Total liabilities                           36,183,250     36,380,198
                                               -----------    -----------
Partners' equity
  Limited Partner                                   83,574      1,071,248
  General Partners                                (258,045)      (205,948)
                                               -----------    -----------
    Total Partners' equity                        (174,471)       865,300
                                               -----------    -----------
    Total liabilities and partners'
    equity                                     $36,008,779    $37,245,498
                                               ===========    ===========

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,007,346    $ 1,011,534
Expenses:                                      -----------    -----------
  Operating expenses                               651,321        588,704
  Interest expense                                 287,330        247,932
  Depreciation and amortization                    342,958        353,728
                                               -----------    -----------
    Total expenses                               1,281,609      1,190,364
                                               -----------    -----------
      Net loss                                 $  (274,263)   $  (178,830)
                                               ===========    ===========
Other partners' share of net loss              $    (3,445)   $    (1,788)
                                               ===========    ===========
Partnerships' share of net loss                $  (270,818)   $  (177,042)
Suspended losses                                   143,589        101,460
                                               -----------    -----------
Equity in Losses of Project Partnerships       $  (127,229)   $   (75,582)
                                               ===========    ===========


NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
                                                      MARCH 31,
                                               2000               1999
TOTAL SERIES 2- 6                              ----               ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                            $ 12,700,227     $ 12,301,185
  Investment properties, net                 121,213,452      126,602,315
  Other assets                                   236,659          293,025
                                             -----------      -----------
    Total assets                            $134,150,338     $139,196,525
                                             ===========      ===========
Liabilities and Partners' Equity:
  Current liabilities                       $  3,214,495     $  3,292,742
  Long-term debt                             139,250,225      139,693,904
                                             -----------      -----------
    Total liabilities                        142,464,720      142,986,646
                                             -----------      -----------
Partners' equity
  Limited Partner                             (8,305,827)      (3,951,790)
  General Partners                                (8,555)         161,669
                                             -----------      -----------
    Total Partners' equity                    (8,314,382)      (3,790,121)
                                             -----------      -----------
    Total liabilities and partners'
    equity                                  $134,150,338     $139,196,525
                                             ===========      ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                      $ 4,079,948      $ 4,033,018
Expenses:                                    -----------      -----------
  Operating expenses                           2,761,864        2,495,802
  Interest expense                             1,104,195        1,219,861
  Depreciation and amortization                1,366,342        1,394,423
                                             -----------      -----------
    Total expenses                             5,232,401        5,110,086
                                             -----------      -----------
      Net loss                               $(1,152,453)     $(1,077,068)
                                             ===========      ===========
Other partners' share of net loss            $   (13,995)     $   (10,771)
                                             ===========      ===========
Partnerships' share of net loss              $(1,138,458)     $(1,066,297)
Suspended losses                                 817,146          807,640
                                             -----------      -----------
Equity in Losses of Project
Partnerships                                 $  (321,312)     $  (258,657)
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

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the three months ended June 30, 2000 and June 30, 1999. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three months ended June 30, 2000 are comparable for the same period ended June 30, 1999. There were no unusual variations in the operating results between these two periods.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 1999 were comparable for the three months ended June 30, 2000. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting
purposes.    Overall,  management  believes  the  Project  Partnerships   are
operating as expected and are generating tax credits which meet projections.

  At June 30, 2000, the Series had $239,062 of short-term investments (Cash and Cash Equivalents). It also had $279,798 in Zero Coupon Treasuries with annual maturities providing $53,836 in fiscal year 2001 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $67,552 for the three months ended June 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $54,260 and the changes in operating assets and liabilities, net cash provided by activities was $8,452, primarily due to the interest income from the maturity of the Zero Coupon
Treasuries.   Cash   provided  by  investing  activities  totaled   $32,040,
consisting of $3,777 in cash distributions from the Project Partnerships and $28,263 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2000 decreased from $38,464 for the three months ended June 30, 1999 to $11,480 as a result of not including losses of $195,278, as these losses would reduce the investment in certain Project Partnerships below zero.

  At June 30, 1999, the Series had $208,723 of short-term investments (Cash and
Cash  Equivalents).   It  also had $248,873 in Zero  Coupon  Treasuries  with
annual maturities providing $47,886 in fiscal year 2001 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $23,998 for the three months ended June 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $11,480 and the changes in operating assets and liabilities, net cash provided by operating activities was $15,329, primarily due to the Interest Income from the Redemption of Zero Coupon Treasuries of $20,936. Cash provided by investing activities totaled $37,907, consisting of $12,768 in cash distributions from the Project Partnerships and $25,139 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 1999 were comparable for the three months ended June 30, 2000.

  At June 30, 2000, the Series had $284,569 of short-term investments (Cash and Cash Equivalents). It also had $315,297 in Zero Coupon Treasuries with annual maturities providing $60,666 in fiscal year 2001 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $78,780 for the three months ended June 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $62,650 and the changes in operating assets and liabilities, net cash provided by operating activities was $20,129, primarily due to the Interest Income from the Redemption of Zero Coupon Treasuries of $26,523. Cash provided by investing activities totaled $37,792, consisting of $5,943 in cash distributions from the Project Partnerships and $31,849 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Gateway's share of net loss prior to suspended losses for the three months ended June 30, 1999 were comparable for the three months ended June 30, 2000.

  At June 30, 2000, the Series had $389,719 of short-term investments (Cash and Cash Equivalents). It also had $392,978 in Zero Coupon Treasuries with annual maturities providing $75,613 in fiscal year 2001 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $84,676 for the three months ended June 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $65,693 and the changes in operating assets and liabilities, net cash provided by operating activities was $25,526, primarily due to the Interest Income from the Redemption of Zero Coupon Treasuries of $33,057. Cash provided by investing activities totaled $45,486, consisting of $5,790 in cash distributions from the Project Partnerships and $39,696 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2000 increased from $75,582 for the three months ended June 30, 1999 to $127,229 as a result of not including losses of $143,589 in 2000 as compared to $101,460 in 1999, as these losses would reduce the investment in certain Project Partnerships below zero.

  At June 30, 2000, the Series had $421,454 of short-term investments (Cash and Cash Equivalents). It also had $379,816 in Zero Coupon Treasuries with annual maturities providing $58,000 in fiscal year 2001 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $151,225 for the three months ended June 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $127,229 and the changes in operating assets and liabilities, net cash used in operating activities was $7,400, primarily due to the increase in payable to the General Partners. Cash provided by investing activities totaled $6,054, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.





                           SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                           GATEWAY TAX CREDIT FUND II LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds, Inc.






Date: August 16, 2000      By:/s/ Ronald M. Diner
                           Ronald M. Diner
                           President



Date: August 16, 2000      By:/s/ Sandra L. Furey
                           Sandra L. Furey
                           Secretary and Treasurer