Form 10-Q
period 2000-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 2000-11-14
CIK 857115

GTWY2
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended          September 30, 2000

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

                      YES     X              NO

                                              Number of Units
      Title of Each Class                   September 30, 2000
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
                       (A Florida Limited Partnership)
                               BALANCE SHEETS
SERIES 2                                      September 30,      March 31,
                                                   2000             2000
                                               ---------        ----------
                                               (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   206,509     $   188,570
 Investments in Securities                           51,932          51,800
                                               ------------    ------------
    Total Current Assets                            258,441         240,370

 Investments in Securities                          233,284         274,482
 Investments in Project Partnerships, Net            90,403         208,215
                                              -------------   -------------
    Total Assets                                $   582,128     $   723,067
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    43,798     $    45,773
                                              -------------   -------------
    Total Current Liabilities                        43,798          45,773
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        363,609         361,953
                                              -------------   -------------
Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 2000 and
March 31,2000 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30,
2000 and March 31, 2000, issued and
outstanding                                         226,773         365,987
General Partners                                    (52,052)        (50,646)
                                              -------------   -------------
  Total Partners' Equity                            174,721         315,341
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   582,128     $   723,067
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 3                                       September 30,     March 31,
                                                   2000            2000
                                                 ---------      ----------
                                                (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   170,032     $   155,487
 Investments in Securities                           46,192          46,075
                                               ------------    ------------
  Total Current Assets                              216,224         201,562

 Investments in Securities                          207,501         244,145
 Investments in Project Partnerships, Net            65,905         100,190
                                              -------------   -------------
    Total Assets                                $   489,630     $   545,897
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    48,091     $    49,763
 Payable to Other Series                                  0               0
                                              -------------   -------------
  Total Current Liabilities                          48,091          49,763
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        263,851         269,872
                                              -------------   -------------
Partners' Equity (Deficit):
 Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 2000 and
March 31, 2000 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30,
2000 and  March 31, 2000, issued and
outstanding                                         223,727         271,815
General Partners                                    (46,039)        (45,553)
                                              -------------   -------------
  Total Partners' Equity                            177,688         226,262
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   489,630     $   545,897
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 4                                       September 30,     March 31,
                                                   2000            2000
                                                 ---------      ----------
                                                (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   246,710     $   226,648
 Investments in Securities                           58,521          58,372
                                               ------------    ------------
  Total Current Assets                              305,231         285,020

 Investments in Securities                          262,882         309,308
 Investments in Project Partnerships, Net           352,733         487,692
                                              -------------   -------------
    Total Assets                                $   920,846     $ 1,082,020
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    52,948     $    54,952
                                              -------------   -------------
  Total Current Liabilities                          52,948          54,952
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        346,403         348,096
                                              -------------   -------------
Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 2000 and
March 31, 2000 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30,
2000 and March 31, 2000, issued and
outstanding                                         576,934         732,836
General Partners                                    (55,439)        (53,864)
                                              -------------   -------------
  Total Partners' Equity                            521,495         678,972
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   920,846     $ 1,082,020
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 5                                      September 30,      March 31,
                                                   2000             2000
                                                ---------        ----------
                                               (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   330,968     $   318,707
 Investments in Securities                           72,939          72,753
                                               ------------    ------------
  Total Current Assets                              403,907         391,460

 Investments in Securities                          327,650         385,513
 Investments in Project Partnerships, Net           806,963         951,449
                                              -------------   -------------
    Total Assets                                $ 1,538,520     $ 1,728,422
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    71,185     $    73,415
                                              -------------   -------------
  Total Current Liabilities                          71,185          73,415
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        337,236         345,734
                                              -------------   -------------
Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 2000 and
March 31, 2000 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30,
2000 and March 31, 2000, issued and
outstanding                                       1,194,422       1,371,804
General Partners                                    (64,323)        (62,531)
                                              -------------   -------------
  Total Partners' Equity                          1,130,099       1,309,273
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 1,538,520     $ 1,728,422
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 6                                       September 30,      March 31,
                                                    2000             2000
                                                 ---------        ----------
                                                (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   366,558     $   422,800
 Investments in Securities                           56,952          55,114
                                               ------------    ------------
  Total Current Assets                              423,510         477,914

 Investments in Securities                          329,695         318,064
 Investments in Project Partnerships, Net         1,700,772       1,997,390
                                              -------------   -------------
    Total Assets                                $ 2,453,977     $ 2,793,368
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $    66,624     $    69,212
                                              -------------   -------------
  Total Current Liabilities                          66,624          69,212
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        437,879         438,798
                                              -------------   -------------
Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 2000 and
March 31, 2000 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30,
2000 and March 31, 2000, issued and
outstanding                                       2,018,705       2,351,230
General Partners                                    (69,231)        (65,872)
                                              -------------   -------------
  Total Partners' Equity                          1,949,474       2,285,358
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 2,453,977     $ 2,793,368
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

TOTAL SERIES 2 - 6                             September 30,     March 31,
                                                   2000            2000
                                                 ---------      ----------
                                                (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,320,777     $ 1,312,212
 Investments in Securities                          286,536         284,114
                                               ------------    ------------
  Total Current Assets                            1,607,313       1,596,326

 Investments in Securities                        1,361,012       1,531,512
 Investments in Project Partnerships, Net         3,016,776       3,744,936
                                              -------------   -------------
    Total Assets                                $ 5,985,101     $ 6,872,774
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                    $   282,646     $   293,115
                                              -------------   -------------
  Total Current Liabilities                         282,646         293,115
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                      1,748,978       1,764,453
                                              -------------   -------------
Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at September 30, 2000 and
March 31, 2000 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at September 30,
2000 and March 31, 2000, issued and
outstanding                                       4,240,559       5,093,672
General Partners                                   (287,082)       (278,466)
                                              -------------   -------------
  Total Partners' Equity                          3,953,477       4,815,206
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 5,985,101     $ 6,872,774
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 2                                           2000            1999
                                                   ----            ----
Revenues:
 Interest Income                                $     8,761   $     8,235
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                17,128        17,162
 General and Administrative:
  General Partner                                     3,255         2,681
  Other                                               4,087         5,627
 Amortization                                           816         1,212
                                               ------------  ------------
  Total Expenses                                     25,286        26,682
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (16,525)      (18,447)
Equity in Losses of Project Partnerships            (56,543)      (75,793)
                                               ------------  ------------
Net Loss                                        $   (73,068)  $   (94,240)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      $   (72,338)  $   (93,297)
 General Partners                                      (730)         (943)
                                               ------------  ------------
                                                $   (73,068)  $   (94,240)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $    (11.79)  $    (15.21)
Number of Beneficial Assignee                  ============  ============
 Certificates Outstanding                             6,136         6,136
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 3                                           2000            1999
                                                   ----            ----
Revenues:
 Interest Income                                $     7,682   $     7,141
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                15,825        15,870
 General and Administrative:
  General Partner                                     3,402         2,803
  Other                                               4,396         4,966
 Amortization                                           280           760
                                               ------------  ------------
  Total Expenses                                     23,903        24,399
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (16,221)      (17,258)
Equity in Losses of Project Partnerships             (8,355)      (12,099)
                                               ------------  ------------
Net Loss                                        $   (24,576)  $   (29,357)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      $   (24,330)  $   (29,064)
 General Partners                                      (246)         (293)
                                               ------------  ------------
                                                $   (24,576)  $   (29,357)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $     (4.46)  $     (5.32)
Number of Beneficial Assignee                  ============  ============
 Certificates Outstanding                             5,456         5,456
                                               ============  ============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 4                                            2000             1999
                                                    ----             ----
Revenues:
 Interest Income                                $    10,110    $     9,424
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                19,458         19,497
 General and Administrative:
  General Partner                                     4,289          3,530
  Other                                               5,454          6,116
 Amortization                                         1,664          1,932
                                               ------------   ------------
  Total Expenses                                     30,865         31,075
                                               ------------   ------------
Loss Before Equity in Losses of
 Project Partnerships                               (20,755)       (21,651)
Equity in Losses of Project Partnerships            (57,942)       (48,440)
                                               ------------   ------------
Net Loss                                        $   (78,697)   $   (70,091)
                                               ============   ============
Allocation of Net Loss:
 Assignees                                      $   (77,910)   $   (69,390)
 General Partners                                      (787)          (701)
                                               ------------   ------------
                                                $   (78,697)   $   (70,091)
                                               ============   ============
Net Loss Per Beneficial Assignee
 Certificate                                    $    (11.27)   $    (10.04)
Number of Beneficial Assignee                  ============   ============
 Certificates Outstanding                             6,915          6,915
                                               ============   ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 5                                            2000            1999
                                                    ----            ----
Revenues:
 Interest Income                                $    13,042   $    12,055
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                24,060        24,115
 General and Administrative:
  General Partner                                     5,325         4,387
  Other                                               6,692         7,501
 Amortization                                         1,540         1,632
                                               ------------  ------------
  Total Expenses                                     37,617        37,635
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (24,575)      (25,580)
Equity in Losses of Project Partnerships            (69,923)      (91,579)
                                               ------------  ------------
Net Loss                                        $   (94,498) $   (117,159)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      $   (93,553) $   (115,988)
 General Partners                                      (945)       (1,171)
                                               ------------  ------------
                                                $   (94,498)  $  (117,159)
                                               ============  ============
Net Loss Per Beneficial Assignee
 Certificate                                    $    (10.86)  $    (13.46)
Number of Beneficial Assignee                  ============  ============
 Certificates Outstanding                             8,616         8,616
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 6                                            2000            1999
                                                    ----            ----
Revenues:
 Interest Income                                $    12,759   $    11,485
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                26,222        26,704
 General and Administrative:
  General Partner                                     5,621         4,631
  Other                                               7,347         8,074
 Amortization                                         3,745         4,014
                                               ------------  ------------
  Total Expenses                                     42,935        43,423
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (30,176)      (31,938)
Equity in Losses of Project Partnerships           (154,483)     (262,361)
                                               ------------  ------------
Net Loss                                        $  (184,659)  $  (294,299)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      $  (182,812)  $  (291,356)
 General Partners                                    (1,847)       (2,943)
                                               ------------  ------------
                                                $  (184,659)  $  (294,299)
                                               ============  ============
Net Loss Per Beneficial Assignee
 Certificate                                    $    (18.09)  $    (28.83)
Number of Beneficial Assignee                  ============  ============
 Certificates Outstanding                            10,105        10,105
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
TOTAL SERIES 2 - 6                                  2000            1999
                                                    ----            ----
Revenues:
 Interest Income                                $    52,354   $    48,340
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               102,693       103,348
 General and Administrative:
  General Partner                                    21,892        18,032
  Other                                              27,976        32,284
 Amortization                                         8,045         9,550
                                               ------------  ------------
  Total Expenses                                    160,606       163,214
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                              (108,252)     (114,874)
Equity in Losses of Project Partnerships           (347,246)     (490,272)
                                               ------------  ------------
Net Loss                                        $  (455,498)  $  (605,146)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      $  (450,943)  $  (599,094)
 General Partners                                    (4,555)       (6,052)
                                               ------------  ------------
                                                $  (455,498)  $  (605,146)
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 2                                           2000            1999
                                                   ----            ----
Revenues:
 Interest Income                                $    17,462   $    16,217
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                34,256        34,324
 General and Administrative:
  General Partner                                     5,092         4,478
  Other                                               6,299         7,343
 Amortization                                         1,632         2,424
                                               ------------  ------------
  Total Expenses                                     47,279        48,569
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (29,817)      (32,352)
Equity in Losses of Project Partnerships           (110,803)     (121,407)
                                               ------------  ------------
Net Loss                                        $  (140,620)  $  (153,759)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      $  (139,214)  $  (152,221)
 General Partners                                    (1,406)       (1,538)
                                               ------------  ------------
                                                $  (140,620)  $  (153,759)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $    (22.69)  $    (24.81)
Number of Beneficial Assignee                  ============  ============
 Certificates Outstanding                             6,136         6,136
                                               ============  ============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 3                                            2000            1999
                                                    ----            ----
Revenues:
 Interest Income                                $    15,050   $    14,135
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                31,650        31,740
 General and Administrative:
  General Partner                                     5,323         4,681
  Other                                               6,256         6,939
 Amortization                                           560         1,520
                                               ------------  ------------
  Total Expenses                                     43,789        44,880
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (28,739)      (30,745)
Equity in Losses of Project Partnerships            (19,835)      (50,563)
                                               ------------  ------------
Net Loss                                        $   (48,574)  $   (81,308)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      $   (48,088)  $   (80,495)
 General Partners                                      (486)         (813)
                                               ------------  ------------
                                                $   (48,574)  $   (81,308)
                                               ============  ============
Net Loss Per Beneficial
 Assignee Certificate                           $     (8.81)  $    (14.75)
Number of Beneficial Assignee                  ============  ============
 Certificates Outstanding                             5,456         5,456
                                               ============  ============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 4                                            2000             1999
                                                    ----             ----
Revenues:
 Interest Income                                $    19,834    $    18,609
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                38,916         38,994
 General and Administrative:
  General Partner                                     6,711          5,898
  Other                                               7,764          8,296
 Amortization                                         3,328          3,864
                                               ------------   ------------
  Total Expenses                                     56,719         57,052
                                               ------------   ------------
Loss Before Equity in Losses of
 Project Partnerships                               (36,885)       (38,443)
Equity in Losses of Project Partnerships           (120,592)      (126,996)
                                               ------------   ------------
Net Loss                                        $  (157,477)   $  (165,439)
                                               ============   ============
Allocation of Net Loss:
 Assignees                                      $  (155,902)   $  (163,785)
 General Partners                                    (1,575)        (1,654)
                                               ------------   ------------
                                                $  (157,477)   $  (165,439)
                                               ============   ============
Net Loss Per Beneficial Assignee
 Certificate                                    $    (22.55)   $    (23.69)
Number of Beneficial Assignee                  ============   ============
 Certificates Outstanding                             6,915          6,915
                                               ============   ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 5                                             2000            1999
                                                     ----            ----
Revenues:
 Interest Income                                $    25,651   $    23,846
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                48,120        48,230
 General and Administrative:
  General Partner                                     8,332         7,327
  Other                                               9,677        10,339
 Amortization                                         3,080         3,264
                                               ------------  ------------
  Total Expenses                                     69,209        69,160
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (43,558)      (45,314)
Equity in Losses of Project Partnerships           (135,616)     (112,020)
                                               ------------  ------------
Net Loss                                        $  (179,174)  $  (157,334)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      $  (177,382)  $  (155,761)
 General Partners                                    (1,792)       (1,573)
                                               ------------  ------------
                                                $  (179,174)  $  (157,334)
                                               ============  ============
Net Loss Per Beneficial Assignee
 Certificate                                    $    (20.59)  $    (18.08)
Number of Beneficial Assignee                  ============  ============
 Certificates Outstanding                             8,616         8,616
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
SERIES 6                                             2000            1999
                                                     ----            ----
Revenues:
 Interest Income                                $    25,259   $    22,760
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                52,844        53,408
 General and Administrative:
  General Partner                                     8,795         7,734
  Other                                              10,302        10,975
 Amortization                                         7,490         8,028
                                               ------------  ------------
  Total Expenses                                     79,431        80,145
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                               (54,172)      (57,385)
Equity in Losses of Project Partnerships           (281,712)     (337,943)
                                               ------------  ------------
Net Loss                                        $  (335,884)  $  (395,328)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      $  (332,525)  $  (391,375)
 General Partners                                    (3,359)       (3,953)
                                               ------------  ------------
                                                $  (335,884)  $  (395,328)
                                               ============  ============
Net Loss Per Beneficial Assignee
 Certificate                                    $    (32.91)  $    (38.73)
Number of Beneficial Assignee                  ============  ============
 Certificates Outstanding                            10,105        10,105
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                 (Unaudited)
TOTAL SERIES 2 - 6                                   2000            1999
                                                     ----            ----
Revenues:
 Interest Income                                $   103,256   $    95,567
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               205,786       206,696
 General and Administrative:
  General Partner                                    34,253        30,118
  Other                                              40,298        43,892
 Amortization                                        16,090        19,100
                                               ------------  ------------
  Total Expenses                                    296,427       299,806
                                               ------------  ------------
Loss Before Equity in Losses of
 Project Partnerships                              (193,171)     (204,239)
Equity in Losses of Project Partnerships           (668,558)     (748,929)
                                               ------------  ------------
Net Loss                                        $  (861,729)  $  (953,168)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                      $  (853,113)  $  (943,637)
 General Partners                                    (8,616)       (9,531)
                                               ------------  ------------
                                                $  (861,729)  $  (953,168)
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)

                                                General
SERIES 2                       Assignees        Partners         Total
                               ---------        --------         -----


Balance at March 31, 1999      $    530,860     $   (48,981)   $    481,879

Net Loss                           (152,221)         (1,538)       (153,759)
                              -------------    ------------   -------------

Balance at September 30,1999   $    378,639     $   (50,519)   $    328,120
                              =============    ============   =============


Balance at March 31, 2000      $    365,987     $   (50,646)   $    315,341

Net Loss                           (139,214)         (1,406)       (140,620)
                              -------------    ------------   -------------

Balance at September 30,2000   $    226,773     $   (52,052)   $    174,721
                              =============    ============   =============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)

                                                General
SERIES 3                       Assignees        Partners         Total
                               ---------        --------         -----

Balance at March 31, 1999      $    417,412     $   (44,082)   $    373,330

Net Loss                            (80,495)           (813)        (81,308)
                              -------------    ------------   -------------

Balance at September 30,1999   $    336,917     $   (44,895)   $    292,022
                              =============    ============   =============


Balance at March 31, 2000      $    271,815     $   (45,553)   $    226,262

Net Loss                            (48,088)           (486)        (48,574)
                              -------------    ------------   -------------

Balance at September 30,2000   $    223,727     $   (46,039)   $    177,688
                              =============    ============   =============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)

                                                General
SERIES 4                       Assignees        Partners         Total
                               ---------        --------         -----

Balance at March 31, 1999      $    965,972     $   (51,509)   $    914,463

Net Loss                           (163,785)         (1,654)       (165,439)
                              -------------    ------------   -------------

Balance at September 30,1999   $    802,187     $   (53,163)   $    749,024
                              =============    ============   =============


Balance at March 31, 1999      $    732,836     $   (53,864)   $    678,972

Net Loss                           (155,902)         (1,575)       (157,477)
                              -------------    ------------   -------------

Balance at September 30,2000   $    576,934     $   (55,439)   $    521,495
                              =============    ============   =============

               See accompanying notes to financial statements.



                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)

                                                General
SERIES 5                       Assignees        Partners         Total
                               ---------        --------         -----

Balance at March 31, 1999      $  1,613,346     $   (60,091)   $  1,553,255

Net Loss                           (155,761)         (1,573)       (157,334)
                              -------------    ------------   -------------

Balance at September 30,1999   $  1,457,585     $   (61,664)   $  1,395,921
                              =============    ============   =============


Balance at March 31, 2000      $  1,371,804     $   (62,531)   $  1,309,273

Net Loss                           (177,382)         (1,792)       (179,174)
                              -------------    ------------   -------------

Balance at September 30,2000   $  1,194,422     $   (64,323)   $  1,130,099
                              =============    ============   =============

               See accompanying notes to financial statements.



                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)

                                                General
SERIES 6                       Assignees        Partners         Total
                               ---------        --------         -----

Balance at March 31, 1999      $  2,877,858     $   (60,553)   $  2,817,305

Net Loss                           (391,375)         (3,953)       (395,328)
                              -------------    ------------   -------------

Balance at September 30,1999   $  2,486,483     $   (64,506)   $  2,421,977
                              =============    ============   =============


Balance at March 31, 2000      $  2,351,230     $   (65,872)   $  2,285,358

Net Loss                           (332,525)         (3,359)       (335,884)
                              -------------    ------------   -------------

Balance at September 30,2000   $  2,018,705     $   (69,231)   $  1,949,474
                              =============    ============   =============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)

                                                General
TOTAL SERIES 2 - 6             Assignees        Partners         Total
                               ---------        --------         -----

Balance at March 31, 1999      $  6,405,448     $  (265,216)   $  6,140,232

Net Loss                           (943,637)         (9,531)       (953,168)
                              -------------    ------------   -------------

Balance at September 30,1999   $  5,461,811     $  (274,747)   $  5,187,064
                              =============    ============   =============


Balance at March 31, 2000      $  5,093,672     $  (278,466)   $  4,815,206

Net Loss                           (853,113)         (8,616)       (861,729)
                              -------------    ------------   -------------

Balance at September 30,2000   $  4,240,559     $  (287,082)   $  3,953,477
                              =============    ============   =============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)

SERIES 2                                          2000            1999
--------                                          ----            ----
Cash Flows from Operating Activities:
 Net Loss                                     $  (140,620)     $  (153,759)
 Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Amortization                                     1,632            2,424
   Accreted Interest Income on Investments
   in Securities                                  (10,734)         (11,741)
   Equity in Losses of Project
   Partnerships                                   110,803          121,407
   Interest Income from Redemption of
   Securities                                      23,536           20,241
   Changes in Operating Assets and
   Liabilities:
     Increase (Decrease) in Payable to
     General Partners                                (318)           3,156
                                             ------------     ------------
        Net Cash Used in Operating
        Activities                                (15,701)         (18,272)
                                             ------------     ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      5,377            4,156
  Redemption of Investment in Securities           28,263           29,297
                                             ------------     ------------
        Net Cash Provided by Investing
        Activities                                 33,640           33,453
                                             ------------     ------------
Increase in Cash and Cash Equivalents              17,939           15,181
Cash and Cash Equivalents at Beginning
of Year                                           188,570          169,513
                                             ------------     ------------
Cash and Cash Equivalents at End of Year      $   206,509      $   184,694
                                             ============     ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)
SERIES 3                                            2000            1999
--------                                            ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $   (48,574)    $   (81,308)
 Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Amortization                                        560           1,520
   Accreted Interest Income on Investments
   in Securities                                    (9,547)        (10,444)
   Equity in Losses of Project
   Partnerships                                     19,835          50,563
   Interest Income from Redemption of
   Securities                                       20,936          18,004
   Changes in Operating Assets and
   Liabilities:
     Decrease in Payable to General
     Partners                                       (7,694)         (8,231)
                                              ------------    ------------
       Net Cash Used in Operating
       Activities                                  (24,484)        (29,896)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      13,890          13,944
  Redemption of Investment in Securities            25,139          26,059
                                              ------------    ------------
       Net Cash Provided by Investing
       Activities                                   39,029          40,003
                                              ------------    ------------
Increase in Cash and Cash Equivalents               14,545          10,107
Cash and Cash Equivalents at Beginning of
Year                                               155,487         137,981
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   170,032     $   148,088
                                              ============    ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)
SERIES 4                                             2000            1999
--------                                             ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $  (157,477)    $  (165,439)
 Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Amortization                                      3,328           3,864
   Accreted Interest Income on Investments
   in Securities                                   (12,096)        (13,231)
   Equity in Losses of Project
   Partnerships                                    120,592         126,996
   Interest Income from Redemption of
   Securities                                       26,523          22,808
   Changes in Operating Assets and
   Liabilities:
     Decrease in Payable to General
     Partners                                       (3,696)         (1,477)
                                              ------------    ------------
       Net Cash Used in Operating
       Activities                                  (22,826)        (26,479)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      11,039          10,998
  Redemption of Investment in Securities            31,849          33,015
                                              ------------    ------------
       Net Cash Provided by Investing
       Activities                                   42,888          44,013
                                              ------------    ------------
Increase in Cash and Cash Equivalents               20,062          17,534
Cash and Cash Equivalents at Beginning of
Year                                               226,648         207,632
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   246,710     $   225,166
                                              ============    ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)
SERIES 5                                             2000            1999
--------                                             ----            ----
Cash Flows from Operating Activities:
 Net Loss                                     $   (179,174)    $  (157,334)
 Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Amortization                                      3,080           3,264
   Accreted Interest Income on Investments
   in Securities                                   (15,076)        (16,491)
   Equity in Losses of Project
   Partnerships                                    135,616         112,020
   Interest Income from Redemption of
   Securities                                       33,057          28,428
   Changes in Operating Assets and
   Liabilities:
     Decrease in Payable to General
     Partners                                      (10,728)         (7,878)
                                              ------------    ------------
       Net Cash Used in Operating
       Activities                                  (33,225)        (37,991)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                       5,790           9,155
  Redemption of Investment in Securities            39,696          41,148
                                              ------------    ------------
       Net Cash Provided by Investing
       Activities                                   45,486          50,303
                                              ------------    ------------
Increase in Cash and Cash Equivalents               12,261          12,312
Cash and Cash Equivalents at Beginning of
Year                                               318,707         292,994
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   330,968     $   305,306
                                              ============    ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)
SERIES 6                                             2000            1999
--------                                             ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $  (335,884)    $  (395,328)
 Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Amortization                                      7,490           8,028
   Accreted Interest Income on Investments
   in Securities                                   (13,468)        (14,208)
   Equity in Losses of Project
   Partnerships                                    281,712         337,943
   Changes in Operating Assets and
   Liabilities:
     Increase (Decrease) in Payable to
     General Partners                               (3,508)              54
                                              ------------    ------------
       Net Cash Used in Operating
       Activities                                  (63,658)        (63,511)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                       7,416           9,466
  Redemption of Investment in Securities                 0               0
                                              ------------    ------------
       Net Cash Provided by Investing
  Activities                                         7,416           9,466
                                              ------------    ------------
Decrease in Cash and Cash Equivalents             (56,242)        (54,045)
Cash and Cash Equivalents at Beginning of
Year                                               422,800         408,672
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $   366,558     $   354,627
                                              ============    ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)
TOTAL SERIES 2 - 6                                   2000            1999
--------                                             ----            ----
Cash Flows from Operating Activities:
 Net Loss                                      $  (861,729)    $  (953,168)
 Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Amortization                                     16,090          19,100
   Accreted Interest Income on Investments
   in Securities                                   (60,921)        (66,115)
   Equity in Losses of Project
   Partnerships                                    668,558         748,929
   Interest Income from Redemption of
   Securities                                      104,052          89,481
   Changes in Operating Assets and
   Liabilities:
     Decrease in Payable to General
     Partners                                      (25,944)        (14,376)
                                              ------------    ------------
       Net Cash Used in Operating
       Activities                                 (159,894)       (176,149)
                                              ------------    ------------
Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships                                      43,512          47,719
  Redemption of Investment in Securities           124,947         129,519
                                              ------------    ------------
       Net Cash Provided by Investing
       Activities                                  168,459         177,238
                                              ------------    ------------
Increase in Cash and Cash Equivalents                8,565           1,089
Cash and Cash Equivalents at Beginning of
Year                                             1,312,212       1,216,792
                                              ------------    ------------
Cash and Cash Equivalents at End of Year       $ 1,320,777     $ 1,217,881
                                              ============    ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                             SEPTEMBER 30, 2000
NOTE 1 - ORGANIZATION:

  Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 2000, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

Reclassifications

   For   comparability,  the  1999  figures  have  been  reclassified,  where appropriate, to conform with the financial statement presentation used in 2000.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 2000 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $139,844 for Series 2, $124,388 for Series 3, $157,588 for Series 4, $196,414 for Series 5 and $167,200 for Series 6.
For  convenience,  the  Investment  in Securities  are  commonly  held  in  a
brokerage  account  with  Raymond  James and  Associates,  Inc.   A  separate
accounting is maintained for each series' share of the investments.
                                                            Gross Unrealized
                      Estimated Market       Cost Plus          Gains and
                            Value        Accreted Interest       (Losses)
                     -----------------  -----------------   ----------------
Series 2                 $   298,143        $   285,216         $    12,927
Series 3                     265,105            253,693              11,412
Series 4                     335,993            321,403              14,590
Series 5                     418,643            400,589              18,054
Series 6                     401,925            386,647              15,278

  As of September 30, 2000, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                    Series 2       Series 3       Series 4
                                    --------       --------       --------
Due within 1 year                  $   51,932     $   46,192     $   58,521
After 1 year through 5 years          190,147        169,132        214,274
After 5 years through 10 years         43,137         38,369         48,608
                                   ----------     ----------     ----------
  Total Amount Carried on
  Balance Sheet                    $  285,216     $  253,693     $  321,403
                                   ==========     ==========     ==========

                                    Series 5       Series 6        Total
                                    --------       --------       --------
Due within 1 year                  $   72,939     $   56,952     $  286,536
After 1 year through 5 years          267,064        224,010      1,064,627
After 5 years through 10 years         60,586        105,685        296,385
                                   ----------     ----------     ----------
  Total Amount Carried on
  Balance Sheet                    $  400,589     $  386,647     $1,647,548
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

  For the six months ended September 30, 2000 and 1999 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                            2000            1999
                            ----          ------
 Series 2              $  34,256       $  34,324
 Series 3                 31,650          31,740
 Series 4                 38,916          38,994
 Series 5                 48,120          48,230
 Series 6                 52,844          53,408
                       ---------       ---------
 Total                 $ 205,786       $ 206,696
                       =========       =========

  General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

 Series 2              $   5,092        $  4,478
 Series 3                  5,323           4,681
 Series 4                  6,711           5,898
 Series 5                  8,332           7,327
 Series 6                  8,795           7,734
                       ---------        --------
 Total                 $  34,253        $ 30,118
                       =========        ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes(Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5
- 36 and Series 6 - 38).

   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 2                                      SEPTEMBER 30,     MARCH 31,
                                                  2000            2000
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,524,678    $  4,524,678

Cumulative equity in losses of Project
Partnerships (1)                                 (4,664,029)     (4,553,226)

Cumulative distributions received from              (79,588)        (74,211)
Project Partnerships                           ------------   -------------

Investment in Project Partnerships before
Adjustment                                         (218,939)       (102,759)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      390,838         390,838
 Accumulated amortization of acquisition
 fees and expenses                                  (81,496)        (79,864)
                                                -----------    ------------

Investments in Project Partnerships            $     90,403    $    208,215
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,031,378 for the period ended September 30, 2000 and cumulative suspended losses of $1,743,287 for the year ended March 31, 1999 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 3                                      SEPTEMBER 30,     MARCH 31,
                                                   2000            2000
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  3,888,713    $  3,888,713

Cumulative equity in losses of Project
Partnerships (1)                                 (4,062,136)     (4,042,301)

Cumulative distributions received from
Project Partnerships                               (172,566)       (158,676)
                                                 -----------   -------------
Investment in Project Partnerships before
Adjustment                                         (345,989)       (312,264)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      491,746         491,746
 Accumulated amortization of acquisition
 fees and expenses                                  (79,852)        (79,292)
                                                -----------    ------------

Investments in Project Partnerships            $     65,905    $    100,190
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,922,599 for the period ended September 30, 2000 and cumulative suspended losses of $2,455,000 for the year ended March 31, 2000 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 4                                       SEPTEMBER 30,     MARCH 31,
                                                   2000            2000
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,952,519    $  4,952,519

Cumulative equity in losses of Project
Partnerships (1)                                 (4,930,601)     (4,810,009)

Cumulative distributions received from
Project Partnerships                               (118,206)       (107,167)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          (96,288)          35,343

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      562,967         562,967
 Accumulated amortization of acquisition
 fees and expenses                                 (113,946)       (110,618)
                                                -----------    ------------

Investments in Project Partnerships            $    352,733    $    487,692
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,800,186 for the period ended September 30, 2000 and cumulative suspended losses of $1,531,158 for the year ended March 31, 2000 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 5                                       SEPTEMBER 30,     MARCH 31,
                                                   2000            2000
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  6,164,472    $  6,164,472

Cumulative equity in losses of Project
Partnerships (1)                                 (5,721,155)     (5,585,539)

Cumulative distributions received from
Project Partnerships                               (162,338)       (156,548)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          280,979         422,385

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      650,837         650,837
 Accumulated amortization of acquisition
 fees and expenses                                 (124,853)       (121,773)
                                               ------------    ------------

Investments in Project Partnerships             $   806,963    $    951,449
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,081,674 for the period ended September 30, 2000 and cumulative suspended losses of $1,642,901 for the year ended March 31, 2000 are not included.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 6                                       SEPTEMBER 30,     MARCH 31,
                                                   2000            2000
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  7,462,215    $  7,462,215

Cumulative equity in losses of Project
Partnerships (1)                                 (6,211,533)     (5,929,821)

Cumulative distributions received from
Project Partnerships                               (171,189)       (163,773)
                                               ------------   -------------
Investment in Project Partnerships before
Adjustment                                        1,079,493       1,368,621

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      785,179         785,179
 Accumulated amortization of acquisition
 fees and expenses                                 (163,900)       (156,410)
                                               ------------    ------------

Investments in Project Partnerships            $  1,700,772    $  1,997,390
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,316,110 for the period ended September 30, 2000 and cumulative suspended losses of $1,029,135 for the year ended March 31, 2000 are not included.


  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6                             SEPTEMBER 30,     MARCH 31,
                                                    2000            2000
                                              --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  26,992,597   $ 26,992,597

Cumulative equity in losses of Project
Partnerships (1)                                (25,589,454)    (24,920,896)

Cumulative distributions received from
Project Partnerships                               (703,887)       (660,375)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          699,256       1,411,326

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,881,567       2,881,567
 Accumulated amortization of acquisition
 fees and expenses                                 (564,047)       (547,957)
                                                -----------    ------------

Investments in Project Partnerships            $  3,016,776    $  3,744,936
                                               ============    ============


   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                        JUNE 30,
                                                  2000            1999
SERIES 2                                          ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $ 2,003,116     $ 1,816,046
  Investment properties, net                   19,440,706      20,322,293
  Other assets                                      1,646          14,201
                                              -----------     -----------
    Total assets                              $21,445,468     $22,152,540
                                              ===========     ===========
Liabilities and Partners' Equity:
  Current liabilities                         $   574,758     $   568,789
  Long-term debt                               23,102,611      23,155,354
                                              -----------     -----------
    Total liabilities                          23,677,369      23,724,143
                                              -----------     -----------
Partners' equity
  Limited Partner                              (2,232,707)     (1,592,829)
  General Partners                                    806          21,226
                                              -----------     -----------
    Total Partners' equity                     (2,231,901)     (1,571,603)
                                              -----------     -----------
    Total liabilities and partners'
    equity                                    $21,445,468     $22,152,540
                                              ===========     ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $ 1,416,685     $ 1,240,418
Expenses:                                     -----------     -----------
  Operating expenses                              917,289         942,468
  Interest expense                                453,713         330,924
  Depreciation and amortization                   448,606         458,920
                                              -----------     -----------
    Total expenses                              1,819,608       1,732,312
                                              -----------     -----------
      Net loss                                $  (402,923)    $  (491,894)
                                              ===========     ===========
Other partners' share of net loss             $    (4,029)    $    (4,919)
                                              ===========     ===========
Partnerships' share of net loss               $  (398,894)    $  (486,975)
Suspended losses                                  288,091         365,568
                                              -----------     -----------
Equity in Losses of Project Partnerships      $  (110,803)    $  (121,407)
                                              ===========     ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                        JUNE 30,
                                                  2000            1999
SERIES 3                                          ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,108,779    $ 2,215,363
  Investment properties, net                    16,463,288     17,622,467
  Other assets                                     198,473        212,916
                                               -----------    -----------
    Total assets                               $18,770,540    $20,050,746
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                          $   483,987    $   533,518
  Long-term debt                                21,628,968     21,693,402
                                               -----------    -----------
    Total liabilities                           22,112,955     22,226,920
                                               -----------    -----------
Partners' equity
  Limited Partner                               (3,555,582)    (2,429,165)
  General Partners                                 213,167        252,991
                                               -----------    -----------
    Total Partners' equity                      (3,342,415)    (2,176,174)
                                               -----------    -----------
    Total liabilities and partners'
    equity                                     $18,770,540    $20,050,746
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,272,072    $ 1,218,434
Expenses:                                      -----------    -----------
  Operating expenses                               986,004        826,215
  Interest expense                                 316,561        314,660
  Depreciation and amortization                    463,544        452,925
                                               -----------    -----------
    Total expenses                               1,766,109      1,593,800
                                               -----------    -----------
      Net loss                                 $  (494,037)   $  (375,366)
                                               ===========    ===========
Other partners' share of net loss              $    (6,603)   $    (3,754)
                                               ===========    ===========
Partnerships' share of net loss                $  (487,434)   $  (371,612)
Suspended losses                                   467,599        321,049
                                               -----------    -----------
Equity in Losses of Project Partnerships       $   (19,835)   $   (50,563)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                         JUNE 30,
                                                   2000            1999
SERIES 4                                           ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,492,590    $ 2,421,613
  Investment properties, net                    22,857,794     23,796,605
  Other assets                                      33,935         25,015
                                               -----------    -----------
    Total assets                               $25,384,319    $26,243,233
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                          $   772,440    $   849,130
  Long-term debt                                26,353,796     26,350,949
                                               -----------    -----------
    Total liabilities                           27,126,236     27,200,079
                                               -----------    -----------
Partners' equity
  Limited Partner                               (1,873,108)    (1,137,532)
  General Partners                                 131,191        180,686
                                               -----------    -----------
    Total Partners' equity                      (1,741,917)      (956,846)
                                               -----------    -----------
    Total liabilities and partners'
    equity                                     $25,384,319    $26,243,233
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,647,276    $ 1,500,178
Expenses:                                      -----------    -----------
  Operating expenses                             1,092,497      1,030,493
  Interest expense                                 458,189        334,559
  Depreciation and amortization                    491,450        507,620
                                               -----------    -----------
    Total expenses                               2,042,136      1,872,672
                                               -----------    -----------
      Net loss                                 $  (394,860)   $  (372,494)
                                               ===========    ===========
Other partners' share of net loss              $    (5,240)   $    (3,725)
                                               ===========    ===========
Partnerships' share of net loss                $  (389,620)   $  (368,769)
Suspended losses                                   269,028        241,773
                                               -----------    -----------
Equity in Losses of Project Partnerships       $  (120,592)   $  (126,996)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                         JUNE 30,
                                                   2000            1999
SERIES 5                                           ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 3,060,608    $ 2,943,437
  Investment properties, net                    28,592,878     29,808,118
  Other assets                                      22,285          5,756
                                               -----------    -----------
    Total assets                               $31,675,771    $32,757,311
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                          $   838,274    $ 1,026,137
  Long-term debt                                32,654,996     32,709,285
                                               -----------    -----------
    Total liabilities                           33,493,270     33,735,422
                                               -----------    -----------
Partners' equity
  Limited Partner                               (1,710,701)      (853,820)
  General Partners                                (106,798)      (124,291)
                                               -----------    -----------
    Total Partners' equity                      (1,817,499)      (978,111)
                                               -----------    -----------
    Total liabilities and partners'
    equity                                     $31,675,771    $32,757,311
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,859,179    $ 1,806,888
Expenses:                                      -----------    -----------
  Operating expenses                             1,378,389      1,338,080
  Interest expense                                 417,828        448,287
  Depreciation and amortization                    643,153        656,570
                                               -----------    -----------
    Total expenses                               2,439,370      2,442,937
                                               -----------    -----------
      Net loss                                 $  (580,191)   $  (636,049)
                                               ===========    ===========
Other partners' share of net loss              $    (5,802)   $    (6,360)
                                               ===========    ===========
Partnerships' share of net loss                $  (574,389)   $  (629,689)
Suspended losses                                   438,773        517,669
                                               -----------    -----------
Equity in Losses of Project Partnerships       $  (135,616)   $  (112,020)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                         JUNE 30,
                                                   2000            1999
SERIES 6                                           ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 3,179,341    $ 3,167,201
  Investment properties, net                    32,515,674     33,752,053
  Other assets                                      13,038         15,073
                                               -----------    -----------
    Total assets                               $35,708,053    $36,934,327
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                          $   724,555    $ 1,026,293
  Long-term debt                                35,459,556     35,485,020
                                               -----------    -----------
    Total liabilities                           36,184,111     36,511,313
                                               -----------    -----------
Partners' equity
  Limited Partner                                 (214,295)       639,094
  General Partners                                (261,763)      (216,080)
                                               -----------    -----------
    Total Partners' equity                        (476,058)       423,014
                                               -----------    -----------
    Total liabilities and partners'            $35,708,053    $36,934,327
    equity                                     ===========    ===========

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 2,011,038   $ 1,875,629
Expenses:                                      -----------    -----------
  Operating expenses                             1,321,774      1,250,340
  Interest expense                                 579,199        527,298
  Depreciation and amortization                    685,915        707,458
                                               -----------    -----------
    Total expenses                               2,586,888      2,485,096
                                               -----------    -----------
      Net loss                                 $  (575,850)    $ (609,467)
                                               ===========    ===========
Other partners' share of net loss              $    (7,163)    $   (6,095)
                                               ===========    ===========
Partnerships' share of net loss                $  (568,687)    $ (603,372)
Suspended losses                                   286,975        265,429
                                               -----------    -----------
Equity in Losses of Project Partnerships       $  (281,712)    $ (337,943)
                                               ===========    ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
                                                       JUNE 30,
                                                2000               1999
TOTAL SERIES 2- 6                               ----               ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                            $ 12,844,434     $ 12,563,660
  Investment properties, net                 119,870,340      125,301,536
  Other assets                                   269,377          272,961
                                            ------------     ------------
    Total assets                            $132,984,151     $138,138,157
                                            ============     ============
Liabilities and Partners' Equity:
  Current liabilities                       $  3,394,014     $  4,003,867
  Long-term debt                             139,199,927      139,394,010
                                            ------------     ------------
    Total liabilities                        142,593,941      143,397,877
                                            ------------     ------------
Partners' equity
  Limited Partner                             (9,586,393)      (5,374,252)
  General Partners                               (23,397)         114,532
                                            ------------     ------------
    Total Partners' equity                    (9,609,790)      (5,259,720)
                                            ------------     ------------
    Total liabilities and partners'
    equity                                  $132,984,151     $138,138,157
                                            ============     ============
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                     $  8,206,250     $  7,641,547
Expenses:                                   ------------     ------------
  Operating expenses                           5,695,953        5,387,596
  Interest expense                             2,225,490        1,955,728
  Depreciation and amortization                2,732,668        2,783,493
                                            ------------     ------------
    Total expenses                            10,654,111       10,126,817
                                            ------------     ------------
      Net loss                              $ (2,447,861)    $ (2,485,270)
                                            ============     ============
Other partners' share of net loss           $    (28,837)    $    (24,853)
                                            ============     ============
Partnerships' share of net loss             $ (2,419,024)    $ (2,460,417)
Suspended losses                               1,750,466        1,711,488
                                            ------------     ------------
Equity in Losses of Project
Partnerships                                $   (668,558)    $   (748,929)
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

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the six and three months ended September 30, 2000 and September 30, 1999. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the six and three months ended September 30, 2000 are comparable for the same period ended September 30, 1999. There were no unusual variations in the operating results between these two periods.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 1999 were comparable for the six months ended September 30, 2000. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At September 30, 2000, the Series had $206,509 of short-term investments (Cash and Cash Equivalents). It also had $285,216 in Zero Coupon Treasuries with annual maturities providing $53,836 in fiscal year 2001 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficent to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $140,620 for the six months ended September 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $110,803 and the changes in operating assets and liabilities, net cash used in operating activities was $15,701. Net cash provided by investing activities totaled $33,640, consisting of $5,377 in cash distributions from the Project Partnerships and $28,263 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2000 decreased from $50,563 for the six months ended September 30, 1999 to $19,835 as a result of not including losses of $467,599 in 2000 as compared to $321,049 in 1999, as these losses would reduce the investment in certain Project Partnerships below zero.

  At September 30, 2000, the Series had $170,032 of short-term investments (Cash and Cash Equivalents). It also had $253,693 in Zero Coupon Treasuries with annual maturities providing $47,886 in fiscal year 2001 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $48,574 for the six months ended September 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $19,835 and the changes in operating assets and liabilities, net cash used in operating activities was $24,484. Net cash provided by investing activities totaled $39,029, consisting of $13,890 in cash distributions from the Project Partnerships and $25,139 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in losses of Project Partnerships for the six months ended September 30, 1999 were comparable for the six months ended September 30, 2000.

  At September 30, 2000, the Series had $246,710 of short-term investments (Cash and Cash Equivalents). It also had $321,403 in Zero Coupon Treasuries with annual maturities providing $60,666 in fiscal year 2001 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $157,477 for the six months ended September 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $120,592 and the changes in operating assets and liabilities, net cash used in operating activities was $22,826. Net cash provided by investing activities totaled $42,888, consisting of $11,039 in cash distributions from the Project Partnerships and $31,849 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Gateway's share of net loss prior to suspended losses for the six months ended September 30, 1999 were comparable for the six months ended September 30, 2000.

  At September 30, 2000, the Series had $330,968 of short-term investments (Cash and Cash Equivalents). It also had $400,589 in Zero Coupon Treasuries with annual maturities providing $75,613 in fiscal year 2001 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $179,174 for the six months ended September 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $135,616 and the changes in operating assets and liabilities, net cash used in operating activities was $33,225. Net cash provided by investing activities totaled $45,486, consisting of $5,790 in cash distributions from the Project Partnerships and $39,696 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2000 decreased from $337,943 for the six months ended September 30, 1999 to $281,712 as a result of not including losses of $286,975 in 2000 as compared to $265,429 in 1999, as these losses would reduce the investment in certain Project Partnerships below zero.

  At September 30, 2000, the Series had $366,558 of short-term investments (Cash and Cash Equivalents). It also had $386,647 in Zero Coupon Treasuries with annual maturities providing $58,000 in fiscal year 2001 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $335,884 for the six months ended September 30, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $281,712 and the changes in operating assets and liabilities, net cash used in operating activities was $63,658. Net cash provided by investing activities totaled $7,416, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.


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


                           GATEWAY TAX CREDIT FUND II LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.






Date:  November 14, 2000   By:/s/ Ronald M. Diner

                           Ronald M. Diner
                           President



Date:  November 14, 2000   By:/s/ Sandra L. Furey

                           Sandra L. Furey
                           Secretary and Treasurer