Form 10-Q
period 2000-12-31
GATEWAY TAX CREDIT FUND II LTD
filed 2001-03-02
CIK 857115

GTWY2

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended          December 31, 2000

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

                                                        Number of Units
      Title of Each Class                              December 31, 2000
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
                       (A Florida Limited Partnership)
                               BALANCE SHEETS
SERIES 2                                        December 31,      March 31,
                                                    2000             2000
                                                 ---------        ----------
                                                (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   206,545     $   188,570
 Investments in Securities                           52,912          51,800
                                               ------------    ------------
    Total Current Assets                            259,457         240,370

 Investments in Securities                          237,827         274,482
 Investments in Project Partnerships, Net           117,214         208,215
                                              -------------   -------------
    Total Assets                                $   614,498     $   723,067
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         43,062          45,773
                                              -------------   -------------
    Total Current Liabilities                        43,062          45,773
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        380,060         361,953
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 2000 and
March 31, 2000 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31,
2000 and March 31, 2000, issued and
outstanding                                         243,262         365,987
General Partners                                    (51,886)        (50,646)
                                              -------------   -------------
  Total Partners' Equity                            191,376         315,341
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   614,498     $   723,067
                                              =============   =============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS


SERIES 3                                        December 31,      March 31,
                                                    2000            2000
                                                  ---------      ----------
                                                 (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   171,826     $   155,487
 Investments in Securities                           47,064          46,075
                                               ------------    ------------
  Total Current Assets                              218,890         201,562

 Investments in Securities                          211,542         244,145
 Investments in Project Partnerships, Net            60,014         100,190
                                              -------------   -------------
    Total Assets                                $   490,446     $   545,897
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         47,192          49,763
                                              -------------   -------------
  Total Current Liabilities                          47,192          49,763
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        278,967         269,872
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 2000 and
March 31, 2000 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31,
2000 and  March 31, 2000, issued and
outstanding                                         210,460         271,815
General Partners                                    (46,173)        (45,553)
                                              -------------   -------------
  Total Partners' Equity                            164,287         226,262
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   490,446     $   545,897
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 4                                        December 31,      March 31,
                                                    2000            2000
                                                  ---------      ----------
                                                 (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   247,307     $   226,648
 Investments in Securities                           59,625          58,372
                                               ------------    ------------
  Total Current Assets                              306,932         285,020

 Investments in Securities                          268,002         309,308
 Investments in Project Partnerships, Net           307,179         487,692
                                              -------------   -------------
    Total Assets                                $   882,113     $ 1,082,020
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         52,038          54,952
                                              -------------   -------------
  Total Current Liabilities                          52,038          54,952
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        364,967         348,096
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 2000 and
March 31, 2000 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31,
2000 and March 31, 2000, issued and
outstanding                                         521,111         732,836
General Partners                                    (56,003)        (53,864)
                                              -------------   -------------
  Total Partners' Equity                            465,108         678,972
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $   882,113     $ 1,082,020
                                              =============   =============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 5                                        December 31,      March 31,
                                                    2000             2000
                                                 ---------        ----------
                                                (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   339,620     $   318,707
 Investments in Securities                           74,315          72,753
                                               ------------    ------------
  Total Current Assets                              413,935         391,460

 Investments in Securities                          334,031         385,513
 Investments in Project Partnerships, Net           785,233         951,449
                                              -------------   -------------
    Total Assets                                $ 1,533,199     $ 1,728,422
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         69,797          73,415
                                              -------------   -------------
  Total Current Liabilities                          69,797          73,415
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        360,188         345,734
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 2000 and
March 31, 2000 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31,
2000 and March 31, 2000, issued and
outstanding                                       1,167,806       1,371,804
General Partners                                    (64,592)        (62,531)
                                              -------------   -------------
  Total Partners' Equity                          1,103,214       1,309,273
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 1,533,199     $ 1,728,422
                                              =============   =============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

SERIES 6                                        December 31,      March 31,
                                                    2000             2000
                                                 ---------        ----------
                                                (Unaudited)       (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $   366,618     $   422,800
 Investments in Securities                           57,899          55,114
                                               ------------    ------------
  Total Current Assets                              424,517         477,914

 Investments in Securities                          335,701         318,064
 Investments in Project Partnerships, Net         1,617,656       1,997,390
                                              -------------   -------------
    Total Assets                                $ 2,377,874     $ 2,793,368
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                         65,349          69,212
                                              -------------   -------------
  Total Current Liabilities                          65,349          69,212
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                        463,331         438,798
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 2000 and
March 31, 2000 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31,
2000 and March 31, 2000, issued and
outstanding                                       1,919,428       2,351,230
General Partners                                    (70,234)        (65,872)
                                              -------------   -------------
  Total Partners' Equity                          1,849,194       2,285,358
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 2,377,874     $ 2,793,368
                                              =============   =============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                               BALANCE SHEETS

TOTAL SERIES 2 - 6                              December 31,      March 31,
                                                    2000            2000
                                                 ---------      ----------
                                                (Unaudited)      (Audited)
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $ 1,331,916     $ 1,312,212
  Investments in Securities                         291,815         284,114
                                               ------------    ------------
  Total Current Assets                            1,623,731       1,596,326

 Investments in Securities                        1,387,103       1,531,512
 Investments in Project Partnerships, Net         2,887,296       3,744,936
                                              -------------   -------------
    Total Assets                                $ 5,898,130     $ 6,872,774
                                              =============   =============
LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners                        277,438         293,115
                                              -------------   -------------
  Total Current Liabilities                         277,348         293,115
                                              -------------   -------------
Long-Term Liabilities:
 Payable to General Partners                      1,847,513       1,764,453
                                              -------------   -------------
Partners' Equity:
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of
which 37,228 at December 31, 2000 and
March 31, 2000 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31,
2000 and March 31, 2000, issued and
outstanding                                       4,062,066       5,093,672
General Partners                                   (288,887)       (278,466)
                                              -------------   -------------
  Total Partners' Equity                          3,773,179       4,815,206
                                              -------------   -------------
    Total Liabilities and Partners' Equity      $ 5,898,130     $ 6,872,774
                                              =============   =============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                           STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 2                                               2000          1999
                                                       ----          ----
Revenues:
 Interest Income                                $     8,515   $     8,413
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                17,128        17,162
 General and Administrative:
  General Partner                                     1,482         1,745
  Other                                               1,548           971
 Amortization                                           816         1,212
                                               ------------  ------------
  Total Expenses                                     20,974        21,090
                                               ------------  ------------
Loss Before Equity in Losses of
Project Partnerships                                (12,459)      (12,677)
Equity in Gain or Losses of Project
Partnerships                                         29,114       (64,347)
                                               ------------  ------------
Net Gain or Loss                                $    16,655   $   (77,024)
                                               ============  ============
Allocation of Net Gain or Loss:
 Assignees                                           16,489       (76,254)
 General Partners                                       166          (770)
                                               ------------  ------------
                                                $    16,655   $   (77,024)
                                               ============  ============
Net Gain or Loss Per Beneficial
Assignee Certificate                            $      2.69   $    (12.43)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,136         6,136
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 3                                               2000          1999
                                                       ----          ----
Revenues:
 Interest Income                                $     7,395   $     7,300
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                15,825        15,870
 General and Administrative:
  General Partner                                     1,550         1,825
  Other                                               1,830         1,056
 Amortization                                           280           760
                                               ------------  ------------
  Total Expenses                                     19,485        19,511
                                               ------------  ------------
Loss Before Equity in Losses of
Project Partnerships                                (12,090)      (12,211)
Equity in Losses of Project Partnerships             (1,311)      (62,128)
                                               ------------  ------------
Net Loss                                        $   (13,401)  $   (74,339)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (13,267)      (73,596)
 General Partners                                      (134)         (743)
                                               ------------  ------------
                                                $   (13,401)  $   (74,339)
                                               ============  ============
Net Loss Per Beneficial
Assignee Certificate                            $     (2.44)  $    (13.49)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              5,456         5,456
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 4                                               2000           1999
                                                       ----           ----
Revenues:
 Interest Income                                $     9,814    $     9,707
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                19,458         19,497
 General and Administrative:
  General Partner                                     1,955          2,301
  Other                                               2,205          1,800
 Amortization                                         1,664          1,932
                                               ------------   ------------
  Total Expenses                                     25,282         25,530
                                               ------------   ------------
Loss Before Equity in Losses of
Project Partnerships                                (15,468)       (15,823)
Equity in Losses of Project Partnerships            (40,919)       (39,732)
                                               ------------   ------------
Net Loss                                        $   (56,387)   $   (55,555)
                                               ============   ============
Allocation of Net Loss:
 Assignees                                          (55,823)       (54,999)
 General Partners                                      (564)          (556)
                                               ------------   ------------
                                                $   (56,387)   $   (55,555)
                                               ============   ============
Net Loss Per Beneficial Assignee
Certificate                                     $     (8.07)   $     (7.95)
Number of Beneficial Assignee                  ============   ============
Certificates Outstanding                              6,915          6,915
                                               ============   ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 5                                               2000          1999
                                                       ----          ----
Revenues:
 Interest Income                                $    12,642   $    12,448
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                24,060        24,115
 General and Administrative:
  General Partner                                     2,426         2,857
  Other                                               2,448         1,716
 Amortization                                         1,540         1,632
                                               ------------  ------------
  Total Expenses                                     30,474        30,320
                                               ------------  ------------
Loss Before Equity in Losses of
Project Partnerships                                (17,832)      (17,872)
Equity in Losses of Project Partnerships             (9,053)      (68,472)
                                               ------------  ------------
Net Loss                                        $   (26,885)  $   (86,344)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (26,616)      (85,480)
 General Partners                                      (269)         (864)
                                               ------------  ------------
                                                $   (26,885)  $   (86,344)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $     (3.09)  $     (9.92)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              8,616         8,616
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 6                                              2000           1999
                                                      ----           ----
Revenues:
 Interest Income                                $    12,276   $    11,905
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                26,622        26,704
 General and Administrative:
  General Partner                                     2,561         3,015
  Other                                               3,007         1,720
 Amortization                                         3,745         4,014
                                               ------------  ------------
  Total Expenses                                     35,935        35,453
                                               ------------  ------------
Loss Before Equity in Losses of
Project Partnerships                                (23,659)      (23,548)
Equity in Losses of Project Partnerships            (76,621)      (76,542)
                                               ------------  ------------
Net Loss                                        $  (100,280) $  (100,0090)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (99,277)      (99,089)
 General Partners                                    (1,003)       (1,001)
                                               ------------  ------------
                                                $  (100,280)  $  (100,090)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $     (9.82)   $    (9.81)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                             10,105        10,105
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
TOTAL SERIES 2 - 6                                     2000          1999
                                                       ----          ----
Revenues:
 Interest Income                                $    50,642   $    49,773
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               103,093       103,348
 General and Administrative:
  General Partner                                     9,974        11,743
  Other                                              11,038         7,263
 Amortization                                         8,045        12,835
                                               ------------  ------------
  Total Expenses                                    132,150       131,904
                                               ------------  ------------
Loss Before Equity in Losses of
Project Partnerships                                (81,508)      (82,131)
Equity in Losses of Project Partnerships            (98,790)     (311,221)
                                               ------------  ------------
Net Loss                                        $  (180,298)  $  (393,352)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (178,495)     (389,419)
 General Partners                                    (1,803)       (3,933)
                                               ------------  ------------
                                                $  (180,298)  $  (393,352)
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 2                                               2000          1999
                                                       ----          ----
Revenues:
 Interest Income                                $    25,977   $    24,630
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                51,384        51,486
 General and Administrative:
  General Partner                                     6,574         6,223
  Other                                               7,847         8,314
 Amortization                                         2,448         3,636
                                               ------------  ------------
  Total Expenses                                     68,253        69,659
                                               ------------  ------------
Loss Before Equity in Losses of
Project Partnerships                                (42,276)      (45,029)
Equity in Losses of Project Partnerships            (81,689)     (185,754)
                                               ------------  ------------
Net Loss                                        $  (123,965)  $  (230,783)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (122,725)     (228,475)
 General Partners                                    (1,240)       (2,308)
                                               ------------  ------------
                                                $  (123,965)  $  (230,783)
                                               ============  ============
Net Loss Per Beneficial
Assignee Certificate                            $    (20.00)  $    (37.24)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              6,136         6,136
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 3                                               2000          1999
                                                       ----          ----
Revenues:
 Interest Income                                $    22,445   $    21,435
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                47,475        47,610
 General and Administrative:
  General Partner                                     6,873         6,506
  Other                                               8,086         7,995
 Amortization                                           840         2,280
                                               ------------  ------------
  Total Expenses                                     63,274        64,391
                                               ------------  ------------
Loss Before Equity in Losses of
Project Partnerships                                (40,829)      (42,956)
Equity in Losses of Project Partnerships            (21,146)     (112,691)
                                               ------------  ------------
Net Loss                                        $   (61,975)  $  (155,647)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                          (61,355)     (154,091)
 General Partners                                      (620)       (1,556)
                                               ------------  ------------
                                                $   (61,975)  $  (155,647)
                                               ============  ============
Net Loss Per Beneficial
Assignee Certificate                            $    (11.25)  $    (28.24)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              5,456         5,456
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 4                                               2000           1999
                                                       ----           ----
Revenues:
 Interest Income                                $    29,648    $    28,316
                                               ------------   ------------
Expenses:
 Asset Management Fee-General Partner                58,374         58,491
 General and Administrative:
  General Partner                                     8,666          8,199
  Other                                               9,969         10,096
 Amortization                                         4,992          5,796
                                               ------------   ------------
  Total Expenses                                     82,001         82,582
                                               ------------   ------------
Loss Before Equity in Losses of
Project Partnerships                                (52,353)       (54,266)
Equity in Losses of Project Partnerships           (161,511)      (166,728)
                                               ------------   ------------
Net Loss                                        $  (213,864)    $ (220,994)
                                               ============   ============
Allocation of Net Loss:
 Assignees                                         (211,725)      (218,784)
 General Partners                                    (2,139)        (2,210)
                                               ------------   ------------
                                                $  (213,864)   $  (220,994)
                                               ============   ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (30.62)   $    (31.64)
Number of Beneficial Assignee                  ============   ============
Certificates Outstanding                              6,915          6,915
                                               ============   ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 5                                               2000          1999
                                                       ----          ----
Revenues:
 Interest Income                                $    38,293   $    36,294
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                72,180        72,345
 General and Administrative:
  General Partner                                    10,758        10.184
  Other                                              12,125        12,055
 Amortization                                         4,620         4,896
                                               ------------  ------------
  Total Expenses                                     99,683        99,480
                                               ------------  ------------
Loss Before Equity in Losses of
Project Partnerships                                (61,390)      (63,186)
Equity in Losses of Project Partnerships           (144,669)     (180,492)
                                               ------------  ------------
Net Loss                                        $  (206,059)  $  (243,678)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (203,998)     (241,241)
 General Partners                                    (2,061)       (2,437)
                                               ------------  ------------
                                                $  (206,059)  $  (243,678)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (23.68)  $    (28.00)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                              8,616         8,616
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
SERIES 6                                               2000          1999
                                                       ----          ----
Revenues:
 Interest Income                                $    37,535   $    34,665
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner                79,466        80,112
 General and Administrative:
  General Partner                                    11,356        10,749
  Other                                              13,309        12,695
 Amortization                                        11,235        12,042
                                               ------------  ------------
  Total Expenses                                    115,366       115,598
                                               ------------  ------------
Loss Before Equity in Losses of
Project Partnerships                                (77,831)      (80,933)
Equity in Losses of Project Partnerships           (358,333)     (414,485)
                                               ------------  ------------
Net Loss                                        $  (436,164)  $  (495,418)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                         (431,802)     (490,464)
 General Partners                                    (4,362)       (4,954)
                                               ------------  ------------
                                                $  (436,164)  $  (495,418)
                                               ============  ============
Net Loss Per Beneficial Assignee
Certificate                                     $    (42.73)  $    (48.54)
Number of Beneficial Assignee                  ============  ============
Certificates Outstanding                             10,105        10,105
                                               ============  ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                          STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED DECEMBER 31,
                                 (Unaudited)
TOTAL SERIES 2 - 6                                     2000          1999
                                                       ----          ----
Revenues:
 Interest Income                                $   153,898   $   145,340
                                               ------------  ------------
Expenses:
 Asset Management Fee-General Partner               308,879       310,044
 General and Administrative:
  General Partner                                    44,227        41,861
  Other                                              51,336        51,155
 Amortization                                        24,135        28,650
                                               ------------  ------------
  Total Expenses                                    428,577       431,710
                                               ------------  ------------
Loss Before Equity in Losses of
Project Partnerships                               (274,679)     (286,370)
Equity in Losses of Project Partnerships           (767,348)   (1,060,150)
                                               ------------  ------------
Net Loss                                        $(1,042,027)  $(1,346,520)
                                               ============  ============
Allocation of Net Loss:
 Assignees                                       (1,031,605)   (1,333,056)
 General Partners                                   (10,422)      (13,464)
                                               ------------  ------------
                                                $(1,042,027)  $(1,346,520)
                                               ============  ============

               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY
            FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (Unaudited)

                                                   General
SERIES 2                          Assignees        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999      $    530,860    $    (48,981)   $    481,879

Net Loss                           (228,475)         (2,308)       (230,783)
                              -------------    ------------   -------------

Balance at December 31,1999    $    302,385    $    (51,289)   $    251,096
                              =============    ============   =============


Balance at March 31, 2000      $    365,987    $    (50,646)   $    315,341


Net Loss                           (122,725)         (1,240)      (123,965)
                               ------------      -----------   ------------

Balance at December 31, 2000   $    243,262    $    (51,886)   $   191,376
                              =============      ===========   ============


               See accompanying notes to financial statements.


                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY
            FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (Unaudited)

                                                   General
SERIES 3                          Assignees        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999      $    417,412    $    (44,082)   $    373,330

Net Loss                           (154,091)         (1,556)       (155,647)
                              -------------    ------------   -------------

Balance at December 31,1999    $    263,321    $    (45,638)   $    217,683
                              =============    ============   =============


Balance at March 31, 2000      $    271,815    $    (45,553)   $    226,262

Net Loss                            (61,355)           (620)        (61,975)
                              -------------    ------------   -------------

Balance at December 31, 2000   $    210,460    $    (46,173)   $    164,287
                              =============    ============   =============

               See accompanying notes to financial statements.



                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY
            FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (Unaudited)

                                                   General
SERIES 4                          Assignees        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999      $    965,972    $    (51,509)   $    914,463

Net Loss                           (218,784)         (2,210)       (220,994)
                              -------------    ------------   -------------

Balance at December 31,1999    $    747,188    $    (53,719)   $    693,469
                              =============    ============   =============


Balance at March 31, 2000      $    732,836    $    (53,864)   $    678,972

Net Loss                           (211,725)         (2,139)       (213,864)
                              -------------    ------------   -------------

Balance at December 31, 2000   $    521,111    $    (56,003)   $    465,108
                              =============    ============   =============

               See accompanying notes to financial statements.



                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY
            FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (Unaudited)

                                                   General
SERIES 5                          Assignees        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999      $  1,613,346    $    (60,091)   $  1,553,255

Net Loss                           (241,241)         (2,437)       (243,678)
                              -------------    ------------   -------------

Balance at December 31, 1999   $  1,372,105    $    (62,528)   $  1,309,577
                              =============    ============   =============


Balance at March 31, 2000      $  1,371,804    $    (62,531)   $  1,309,273

Net Loss                           (203,998)         (2,061)       (206,059)
                              -------------    ------------   -------------

Balance at December 31, 2000   $  1,167,806    $    (64,592)   $  1,103,214
                              =============    ============   =============

               See accompanying notes to financial statements.



                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY
            FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (Unaudited)

                                                   General
SERIES 6                          Assignees        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999      $  2,877,858    $    (60,553)   $  2,817,305

Net Loss                           (490,464)         (4,954)       (495,418)
                              -------------    ------------   -------------

Balance at December 31, 1999   $  2,387,394    $    (65,507)   $  2,321,887
                              =============    ============   =============


Balance at March 31, 2000      $  2,351,230    $    (65,872)   $  2,285,358

Net Loss                           (431,802)         (4,362)       (436,164)
                              -------------    ------------   -------------

Balance at December 30, 2000   $  1,919,428    $    (70,234)   $  1,849,194
                              =============    ============   =============

               See accompanying notes to financial statements.



                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)

                       STATEMENTS OF PARTNERS' EQUITY
            FOR THE NINE MONTHS ENDED DECEMBER 30, 2000 AND 1999
                                 (Unaudited)

                                                   General
TOTAL SERIES 2 - 6                Assignees        Partners         Total
                                  ---------        --------         -----

Balance at March 31, 1999      $  6,405,448    $   (265,216)   $  6,140,232

Net Loss                         (1,333,055)        (13,465)     (1,346,520)
                              -------------    ------------   -------------

Balance at December 31, 1999   $  5,072,393    $   (278,681)   $  4,793,712
                              =============    ============   =============


Balance at March 31, 2000      $  5,093,672    $   (278,466)   $  4,815,206

Net Loss                         (1,031,606)        (10,421)     (1,042,027)
                              -------------    ------------   -------------

Balance at December 31, 2000   $  4,062,066    $   (288,887)   $  3,773,179
                              =============    ============   =============

               See accompanying notes to financial statements.



                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (Unaudited)

SERIES 2                                           2000            1999
--------                                           ----            ----
Cash Flows from Operating Activities:
 Net Loss                                    $  (123,965)     $  (230,783)
 Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                    2,448            3,636
   Accreted Interest Income on Investments
    in Securities                                (16,257)         (17,782)
   Equity in Losses of Project
    Partnerships                                  81,689          185,754
   Interest Income from Redemption of
    Securities                                    23,536           20,241
   Changes in Operating Assets and
    Liabilities:
     Increase in Payable to General
      Partners                                    15,397           17,324
                                             ------------     ------------
      Net Cash Used in Operating Activities      (17,152)         (21,610)
                                             ------------     ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
  Partnerships                                     6,864            5,763
 Redemption of Investment in Securities           28,263           29,297
                                             ------------     ------------
      Net Cash Provided by Investing
       Activities                                 35,127           35,060
                                             ------------     ------------
Increase (Decrease) in Cash and Cash
 Equivalents                                      17,975           13,450
Cash and Cash Equivalents at Beginning of
 Year                                            188,570          169,513
                                             ------------     ------------
Cash and Cash Equivalents at End of Year     $   206,545      $   182,963
                                             ============     ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (Unaudited)
SERIES 3                                            2000            1999
--------                                            ----            ----
Cash Flows from Operating Activities:
 Net Loss                                     $   (61,975)    $  (155,647)
 Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                       840           2,280
   Accreted Interest Income on Investments
    in Securities                                 (14,461)        (15,816)
   Equity in Losses of Project
    Partnerships                                   21,146         112,691
   Interest Income from Redemption of
    Securities                                     20,936          18,004
   Changes in Operating Assets and
    Liabilities:
     Increase in Payable to General
      Partners                                      6,524           5,373
                                              ------------    ------------
     Net Cash Provided by (Used in)
      Operating Activities                        (26,990)        (33,115)
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
  Partnerships                                     18,190          18,757
 Redemption of Investment in Securities            25,139          26,059
                                              ------------    ------------
     Net Cash Provided by (Used in)
      Investing Activities                         43,329          44,816
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
 Equivalents                                       16,339          11,701
Cash and Cash Equivalents at Beginning of
 Year                                             155,487         137,981
                                              ------------    ------------
Cash and Cash Equivalents at End of Year      $   171,826     $   149,682
                                              ============    ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (Unaudited)
SERIES 4                                            2000            1999
--------                                            ----            ----
Cash Flows from Operating Activities:
 Net Loss                                     $  (213,864)    $  (220,994)
 Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                     4,992           5,796
   Accreted Interest Income on Investments
    in Securities                                 (18,320)        (20,038)
    Equity in Losses of Project
     Partnerships                                 161,511         166,728
    Interest Income from Redemption of
     Securities                                    26,523          22,808
    Changes in Operating Assets and
     Liabilities:
      Increase in Payable to General
       Partners                                    13,958          15,588
                                              ------------    ------------
     Net Cash Provided by (Used in)
      Operating Activities                        (25,200)        (30,112)
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
  Partnerships                                     14,010          12,718
 Redemption of Investment in Securities            31,849          33,015
                                              ------------    ------------
     Net Cash Provided by (Used in)
      Investing Activities                         45,859          45,733
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
 Equivalents                                       20,659          15,621
Cash and Cash Equivalents at Beginning of
 Year                                             226,648         207,632
                                              ------------    ------------
Cash and Cash Equivalents at End of Year      $   247,307     $   223,253
                                              ============    ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (Unaudited)
SERIES 5                                            2000            1999
--------                                            ----            ----
Cash Flows from Operating Activities:
 Net Loss                                    $   (206,059)    $  (243,678)
 Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                     4,620           4,896
   Accreted Interest Income on Investments
    in Securities                                 (22,833)        (24,975)
   Equity in Losses of Project
    Partnerships                                  144,669         180,492
   Interest Income from Redemption of
    Securities                                     33,057          28,428
   Changes in Operating Assets and
    Liabilities:
     Increase in Payable to General
      Partners                                     10,836          13,263
                                              ------------    ------------
     Net Cash Provided by (Used in)
      Operating Activities                        (35,710)        (41,574)
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
  Partnerships                                     16,927          14,681
 Redemption of Investment in Securities            39,696          41,148
                                              ------------    ------------
     Net Cash Provided by (Used in)
      Investing Activities                         56,623          55,829
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
 Equivalents                                       20,913          14,255
Cash and Cash Equivalents at Beginning of
 Year                                             318,707         292,994
                                              ------------    ------------
Cash and Cash Equivalents at End of Year      $   339,620     $   307,249
                                              ============    ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (Unaudited)
SERIES 6                                            2000            1999
--------                                            ----            ----
Cash Flows from Operating Activities:
 Net Loss                                     $  (436,164)    $  (495,418)
 Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                    11,235          12,042
   Accreted Interest Income on Investments
    in Securities                                 (20,422)        (21,542)
   Equity in Losses of Project
    Partnerships                                  358,333         414,485
   Interest Income from Redemption of
    Securities                                          0               0
   Changes in Operating Assets and
    Liabilities:
     Increase in Payable to General
      Partners                                     20,670          23,099
                                              ------------    ------------
       Net Cash Provided by (Used in)
        Operating Activities                      (66,348)        (67,334)
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
  Partnerships                                     10,166          11,335
 Redemption of Investment in Securities                 0               0
                                              ------------    ------------
       Net Cash Provided by (Used in)
        Investing Activities                       10,166          11,335
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
 Equivalents                                      (56,182)        (55,999)
Cash and Cash Equivalents at Beginning of
 Year                                             422,800         408,672
                                              ------------    ------------
Cash and Cash Equivalents at End of Year      $   366,618     $   352,673
                                              ============    ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                          STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (Unaudited)
TOTAL SERIES 2 - 6                               2000            1999
--------                                         ----            ----
Cash Flows from Operating Activities:
 Net Loss                                    $ (1,042,027)    $(1,346,520)
 Adjustments to Reconcile Net Loss to Net
  Cash Provided by (Used in) Operating
  Activities:
   Amortization                                    24,135          28,650
   Accreted Interest Income on Investments
    in Securities                                 (92,293)       (100,153)
   Equity in Losses of Project
    Partnerships                                  767,348       1,060,150
   Interest Income from Redemption of
    Securities                                    104,052          89,481
   Changes in Operating Assets and
    Liabilities:
     Increase in Payable to General
      Partners                                     67,385          74,647
                                              ------------    ------------
     Net Cash Provided by (Used in)
      Operating Activities                       (171,400)       (193,745)
                                              ------------    ------------
Cash Flows from Investing Activities:
 Distributions Received from Project
  Partnerships                                     66,157          63,254
 Redemption of Investment in Securities           124,947         129,519
                                              ------------    ------------
      Net Cash Provided by (Used in)
       Investing Activities                       191,104         192,773
                                              ------------    ------------
Increase (Decrease) in Cash and Cash
 Equivalents                                       19,704           (972)
Cash and Cash Equivalents at Beginning of
 Year                                           1,312,212       1,216,792
                                              ------------    ------------
Cash and Cash Equivalents at End of Year     $ 1,331,916     $ 1,215,820
                                              ============    ============

               See accompanying notes to financial statements.

                       GATEWAY TAX CREDIT FUND II LTD.
                       (A Florida Limited Partnership)
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)
                              DECEMBER 31, 2000
NOTE 1 - ORGANIZATION:

  Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 2000, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2000 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $146,574 for Series 2, $130,375 for Series 3, $165,174 for Series 4, $205,866 for Series 5 and $167,204 for Series 6.
For  convenience,  the  Investment  in Securities  are  commonly  held  in  a
brokerage  account  with  Raymond  James and  Associates,  Inc.   A  separate
accounting is maintained for each series' share of the investments.
                                                            Gross Unrealized
                      Estimated Market       Cost Plus          Gains and
                            Value        Accreted Interest       (Losses)
                   -----------------  -----------------   ----------------
Series 2                 $   309,651        $   290,739         $    18,912
Series 3                     275,338            258,606              16,732
Series 4                     348,963            327,627              21,336
Series 5                     434,802            408,346              26,456
Series 6                     418,508            393,600              24,908

  As of December 31, 2000, the cost and accreted interest of debt securities by contractual maturities is as follows:

                                     Series 2       Series 3       Series 4
                                     --------       --------       --------
Due within 1 year                  $   52,912     $   47,064     $   59,625
After 1 year through 5 years          193,839        172,416        218,433
After 5 years through 10 years         43,988         39,126         49,569
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  290,739     $  258,606     $  327,627
                                   ==========     ==========     ==========

                                     Series 5       Series 6        Total
                                     --------       --------       --------
Due within 1 year                  $   74,315     $   57,899     $  291,815
After 1 year through 5 years          272,251        228,011      1,084,950
After 5 years through 10 years         61,780        107,690        302,153
                                   ----------     ----------     ----------
  Total Amount Carried on
Balance Sheet                      $  408,346     $  393,600     $1,678,918
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

  For the nine months ended December 31, 2000 and 1999 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                            2000            1999
                            ----          ------
 Series 2              $  51,384       $  51,486
 Series 3                 47,475          47,610
 Series 4                 58,374          58,491
 Series 5                 72,180          72,345
 Series 6                 79,466          80,112
                       ---------       ---------
 Total                 $ 308,879       $ 310,044
                       =========       =========

  General and Administrative Expenses - The Managing General Partner is reim bursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

 Series 2              $   6,574        $  6,223
 Series 3                  6,873           6,506
 Series 4                  8,666           8,199
 Series 5                 10,758          10,184
 Series 6                 11,356          10,749
                       ---------        --------
 Total                 $  44,227        $ 41,861
                       =========        ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

  As of December 31, 2000, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes(Series 2 - 22,Series 3 - 23, Series 4 - 29, Series
5 - 36 and Series 6 - 38).

   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:

SERIES 2                                        DECEMBER 31,     MARCH 31,
                                                    2000            2000
                                               --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,524,678    $  4,524,678

Cumulative equity in losses of Project
Partnerships (1)                                 (4,634,915)     (4,553,226)

Cumulative distributions received from
Project Partnerships                                (81,075)        (74,211)
                                                 ------------   -------------

Investment in Project Partnerships before
Adjustment                                         (191,312)       (102,759)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      390,838         390,838
 Accumulated amortization of acquisition
 fees and expenses                                  (82,312)        (79,864)
                                                -----------    ------------

Investments in Project Partnerships            $    117,214    $    208,215
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,092,981 for the period ended December 31, 2000 and cumulative suspended losses of $1,743,287 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 3                                         DECEMBER 31,     MARCH 31,
                                                     2000            2000
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  3,888,713    $  3,888,713

Cumulative equity in losses of Project
Partnerships (1)                                 (4,063,447)     (4,042,301)

Cumulative distributions received from
Project Partnerships                               (176,866)       (158,676)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                         (351,600)       (312,264)

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                       491,746         491,746
 Accumulated amortization of acquisition
fees and expenses                                    (80,132)        (79,292)
                                                -----------    ------------

Investments in Project Partnerships            $      60,014    $    100,190
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,911,173 for the period ended December 31, 2000 and cumulative suspended losses of $2,455,000 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 4                                        DECEMBER 31,     MARCH 31,
                                                    2000            2000
                                               --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  4,952,519    $  4,952,519

Cumulative equity in losses of Project
Partnerships (1)                                 (4,971,520)     (4,810,009)

Cumulative distributions received from
Project Partnerships                               (121,177)       (107,167)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                         (140,178)         35,343

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      562,967         562,967
 Accumulated amortization of acquisition
 fees and expenses                                 (115,610)       (110,618)
                                                -----------    ------------

Investments in Project Partnerships            $    307,179    $    487,692
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,818,802 for the period ended December 31, 2000 and cumulative suspended losses of $1,531,158 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 5                                        DECEMBER 31,     MARCH 31,
                                                    2000            2000
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  6,164,472    $  6,164,472

Cumulative equity in losses of Project
Partnerships (1)                                 (5,730,208)     (5,585,539)

Cumulative distributions received from
Project Partnerships                               (173,475)       (156,548)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          260,789         422,385

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      650,837         650,837
 Accumulated amortization of acquisition
 fees and expenses                                 (126,393)       (121,773)
                                               ------------    ------------

Investments in Project Partnerships            $    785,233    $    951,449
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,251,192 for the period ended December 31, 2000 and cumulative suspended losses of $1,642,901 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

SERIES 6                                         DECEMBER 31,     MARCH 31,
                                                     2000            2000
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $  7,462,215    $  7,462,215

Cumulative equity in losses of Project
Partnerships (1)                                 (6,288,154)     (5,929,821)

Cumulative distributions received from
Project Partnerships                               (173,939)       (163,773)
                                               ------------   -------------
Investment in Project Partnerships before
Adjustment                                        1,000,122       1,368,621

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                      785,179         785,179
 Accumulated amortization of acquisition
fees and expenses                                  (167,645)       (156,410)
                                               ------------    ------------

Investments in Project Partnerships            $  1,617,656    $  1,997,390
                                               ============    ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,392,615 for the period ended December 31, 2000 and cumulative suspended losses of $1,029,135 for the year ended March 31, 2000 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6                              DECEMBER 31,     MARCH 31,
                                                    2000            2000
                                             --------------   ----------
Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships      $ 26,992,597    $ 26,992,597

Cumulative equity in losses of Project
Partnerships (1)                                (25,688,244)    (24,920,896)

Cumulative distributions received from
Project Partnerships                               (726,532)       (660,375)
                                                -----------   -------------
Investment in Project Partnerships before
Adjustment                                          577,821        1,411,326

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses                    2,881,567       2,881,567
 Accumulated amortization of acquisition
 fees and expenses                                (572,092)       (547,957)
                                                -----------    ------------

Investments in Project Partnerships            $  2,887,296    $  3,744,936
                                               ============    ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued)

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                      SEPTEMBER 30,
                                                  2000            1999
SERIES 2                                          ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                              $ 2,056,961     $ 1,911,654
  Investment properties, net                   19,221,530      20,092,832
  Other assets                                     12,314          12,832
                                              -----------     -----------
    Total assets                              $21,290,805     $22,017,318
                                              ===========     ===========
Liabilities and Partners' Equity:
  Current liabilities                         $   452,904     $   631,795
  Long-term debt                               23,102,611      23,147,629
                                              -----------     -----------
    Total liabilities                          23,555,515      23,779,424
                                              -----------     -----------
Partners' equity
  Limited Partner                              (2,265,196)     (1,781,427)
  General Partners                                    486          19,321
                                              -----------     -----------
    Total Partners' equity                     (2,264,710)     (1,762,106)
                                              -----------     -----------
    Total liabilities and partners'
     equity                                   $21,290,805     $22,017,318
                                              ===========     ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                       $ 1,928,692     $ 2,046,468
Expenses:                                     -----------     -----------
  Operating expenses                            1,271,914       1,381,364
  Interest expense                                419,609         659,121
  Depreciation and amortization                   672,909         688,380
                                              -----------     -----------
    Total expenses                              2,364,432       2,728,865
                                              -----------     -----------
      Net loss                                 $ (435,740)     $ (682,397)
                                              ===========     ===========
Other partners' share of net loss              $   (4,357)     $   (6,824)
                                              ===========     ===========
Partnerships' share of net loss                $ (431,383)     $ (675,573)
Suspended losses                                  349,694         489,819
                                              -----------     -----------
Equity in Losses of Project Partnerships       $  (81,689)     $ (185,754)
                                              ===========     ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                       SEPTEMBER 30,
                                                   2000            1999
SERIES 3                                           ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,226,485    $ 2,227,705
  Investment properties, net                    16,245,267     17,186,657
  Other assets                                     201,324        215,545
                                               -----------    -----------
    Total assets                               $18,673,076    $19,629,907
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                          $   390,306    $   347,333
  Long-term debt                                21,624,926     21,680,513
                                               -----------    -----------
    Total liabilities                           22,015,232     22,027,846
                                               -----------    -----------
Partners' equity
  Limited Partner                               (3,554,467)    (2,646,512)
  General Partners                                 212,311        248,573
                                               -----------    -----------
    Total Partners' equity                      (3,342,156)    (2,397,939)
                                               -----------    -----------
    Total liabilities and partners'
     equity                                    $18,673,076    $19,629,907
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 1,850,071    $ 1,842,589
Expenses:                                      -----------    -----------
  Operating expenses                             1,253,532      1,293,155
  Interest expense                                 395,001        467,178
  Depreciation and amortization                    695,316        679,386
                                               -----------    -----------
    Total expenses                               2,343,849      2,439,719
                                               -----------    -----------
      Net loss                                  $ (493,778)    $ (597,130)
                                               ===========    ===========
Other partners' share of net loss               $   (7,459)    $   (8,172)
                                               ===========    ===========
Partnerships' share of net loss                 $ (486,319)    $ (588,958)
Suspended losses                                   465,173        476,267
                                               -----------    -----------
Equity in Losses of Project Partnerships        $  (21,146)    $ (112,691)
                                               ===========    ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                        SEPTEMBER 30,
                                                    2000            1999
SERIES    4                                         ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 2,462,791    $ 2,541,267
  Investment properties, net                    22,630,148     23,543,349
  Other assets                                      20,463         21,410
                                               -----------    -----------
    Total assets                               $25,113,402    $26,106,026
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                          $   562,054    $   934,099
  Long-term debt                                26,353,796     26,295,326
                                               -----------    -----------
    Total liabilities                           26,915,850     27,229,425
                                               -----------    -----------
Partners' equity
  Limited Partner                               (1,932,643)    (1,300,107)
  General Partners                                 130,195        176,708
                                               -----------    -----------
    Total Partners' equity                      (1,802,448)    (1,123,399)
                                               -----------    -----------
    Total liabilities and partners'
     equity                                    $25,113,402    $26,106,026
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 2,281,660    $ 2,461,783
Expenses:                                      -----------    -----------
  Operating expenses                             1,539,258      1,547,163
  Interest expense                                 460,618        692,237
  Depreciation and amortization                    737,175        761,430
                                               -----------    -----------
    Total expenses                               2,737,051      3,000,830
                                               -----------    -----------
      Net loss                                 $  (455,391)   $  (539,047)
                                               ===========    ===========
Other partners' share of net loss              $    (6,236)   $    (7,704)
                                               ===========    ===========
Partnerships' share of net loss               $  (449,155)   $  (531,343)
Suspended losses                                   287,644        364,615
                                               -----------    -----------
Equity in Losses of Project Partnerships       $ (161,511)    $ (166,728)
                                               ===========    ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                      SEPTEMBER 30,
                                                  2000            1999
SERIES 5                                          ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 3,238,096    $ 3,045,010
  Investment properties, net                    28,290,792     29,479,878
  Other assets                                       6,402          3,958
                                               -----------    -----------
    Total assets                               $31,535,290    $32,528,846
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                          $   732,037    $ 1,055,779
  Long-term debt                                32,654,996     32,709,285
                                               -----------    -----------
    Total liabilities                           33,387,033     33,765,064
                                               -----------    -----------
Partners' equity
  Limited Partner                               (1,744,603)    (1,109,346)
  General Partners                                (107,140)      (126,872)
                                               -----------    -----------
    Total Partners' equity                      (1,851,743)    (1,236,218)
                                               -----------    -----------
    Total liabilities and partners'
     equity                                    $31,535,290    $32,528,846
                                               ===========    ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 2,838,185    $ 2,709,707
Expenses:                                      -----------    -----------
  Operating expenses                             1,896,615      1,954,824
  Interest expense                                 591,268        664,184
  Depreciation and amortization                    964,737        984,555
                                               -----------    -----------
    Total expenses                               3,452,620      3,603,863
                                               -----------    -----------
      Net loss                                 $  (614,435)   $  (894,156)
                                               ===========    ===========
Other partners' share of net loss              $    (6,144)   $    (8,941)
                                               ===========    ===========
Partnerships' share of net loss               $  (608,291)   $  (885,215)
Suspended losses                                   463,622        704,723
                                               -----------    -----------
Equity in Losses of Project Partnerships       $ (144,669)    $ (605,247)
                                               ===========    ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                     SEPTEMBER 30,
                                                  2000            1999
SERIES 6                                          ----            ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                               $ 3,327,290    $ 3,277,688
  Investment properties, net                    32,230,023     33,402,818
  Other assets                                      15,110         18,470
                                               -----------    -----------
    Total assets                               $35,572,423    $36,698,976
                                               ===========    ===========
Liabilities and Partners' Equity:
  Current liabilities                          $   744,901    $   994,123
  Long-term debt                                35,459,556     35,460,996
                                               -----------    -----------
    Total liabilities                           36,204,457     36,455,119
                                               -----------    -----------
Partners' equity
  Limited Partner                                 (367,421)       463,586
  General Partners                                (264,613)      (219,729)
                                               -----------    -----------
    Total Partners' equity                       (632,034)        243,857
                                               -----------    -----------
    Total liabilities and partners'            $35,572,423    $36,698,976
     equity                                    ===========    ===========

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                        $ 2,867,563    $ 3,002,363
Expenses:                                      -----------    -----------
  Operating expenses                             1,913,946      1,884,951
  Interest expense                                 655,892        844,850
  Depreciation and amortization                  1,028,872      1,061,186
                                               -----------    -----------
    Total expenses                               3,598,710      3,790,987
                                               -----------    -----------
      Net loss                                 $  (731,147)   $  (788,624)
                                               ===========    ===========
Other partners' share of net loss              $    (9,334)   $    (9,744)
                                               ===========    ===========
Partnerships' share of net loss                $  (721,813)   $  (778,880)
Suspended losses                                   363,480        364,395
                                               -----------    -----------
Equity in Losses of Project Partnerships       $  (358,333)   $  (414,485)
                                               ===========    ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
                                                   SEPTEMBER 30,
                                               2000               1999
TOTAL     SERIES 2- 6                           ----               ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets                            $ 13,311,623     $ 13,003,324
  Investment properties, net                 118,617,760      123,705,534
  Other assets                                   255,613          272,215
                                             -----------      -----------
    Total assets                            $132,184,996     $136,981,073
                                             ===========      ===========
Liabilities and Partners' Equity:
  Current liabilities                       $  2,882,202     $  3,963,129
  Long-term debt                             139,195,885      139,293,749
                                             -----------      -----------
    Total liabilities                        142,078,087      143,256,878
                                             -----------      -----------
Partners' equity
  Limited Partner                             (9,864,330)      (6,373,806)
  General Partners                               (28,761)          98,001
                                             -----------      -----------
    Total Partners' equity                    (9,893,091)      (6,275,805)
                                             -----------      -----------
    Total liabilities and partners'
     equity                                 $132,184,996     $136,981,073
                                             ===========      ===========
SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income                      $11,766,171      $12,062,910
Expenses:                                    -----------      -----------
  Operating expenses                           7,875,265        8,061,457
  Interest expense                             2,522,388        3,327,570
  Depreciation and amortization                4,099,009        4,175,237
                                             -----------      -----------
    Total expenses                            14,496,662       15,564,264
                                             -----------      -----------
      Net loss                               $(2,730,491)     $(3,501,354)
                                             ===========      ===========
Other partners' share of net loss            $   (33,530)     $   (41,385)
                                             ===========      ===========
Partnerships' share of net loss              $(2,696,961)     $(3,459,969)
Suspended losses                               1,929,613        2,399,819
                                             -----------      -----------
Equity in Losses of Project
Partnerships                                 $  (767,348)     $(1,060,150)
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

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the nine and three months ended December 31, 2000 and December 31, 1999. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the nine and three months ended December 31, 2000 are comparable for the same period ended December 31, 1999. There were no unusual variations in the operating results between these two periods.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Gains or Losses of Project Partnerships for the three months ended December 31, 2000 increased to a gain of $29,114 from a loss of $64,347 for the three months ended December 31,
1999.   This  gain is as a result of a decrease in interest  expense  at  the project partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly interest expense. Equity in Losses of Project Partnerships for the nine months ended December 31, 2000 decreased from $185,754 for the nine months ended December 31, 1999 to $81,689 as a result of a decrease in interest expense at the project partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and
financial  reporting  purposes.   Overall, management  believes  the  Project
Partnerships are operating as expected and are generating tax credits which meet projections.

  At December 31, 2000, the Series had $206,545 of short-term investments (Cash and Cash Equivalents). It also had $290,739 in Zero Coupon Treasuries with annual maturities providing $53,842 in fiscal year 2001 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficent to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $123,965 for the nine months ended December 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $81,689 and the changes in operating assets and liabilities, net cash used in operating activities was $17,152. Cash provided by investing activities totaled
$35,127, consisting of $6,864 in cash distributions from the Project Partnerships and $28,263 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2000 decreased from $112,691 for the nine months ended December 31, 1999 to $21,146 as a result of a decrease in interest expense at the project partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly interest expense.

 At December 31, 2000, the Series had $171,826 of short-term investments (Cash and Cash Equivalents). It also had $258,606 in Zero Coupon Treasuries with annual maturities providing $47,876 in fiscal year 2001 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $61,975 for the nine months ended December 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $21,146 and the changes in operating assets and liabilities, net cash used in operating activities was $26,990. Cash provided by investing activities totaled $43,329, consisting of $18,190 in cash distributions from the Project Partnerships and $25,139 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

 Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2000 decreased from $166,728 for the nine months ended December 31, 1999 to $161,511 as a result of a decrease in interest expense at the project partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly interest expense.

  At December 31, 2000, the Series had $247,307 of short-term investments (Cash and Cash Equivalents). It also had $327,627 in Zero Coupon Treasuries with annual maturities providing $60,678 in fiscal year 2001 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $213,684 for the nine months ended December 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $161,511 and the changes in operating assets and liabilities, net cash used in operating activities was $25,200. Cash provided by investing activities totaled $45,859, consisting of $14,010 in cash distributions from the Project Partnerships and $31,849 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2000 decreased from $180,492 for the nine months ended December 31, 1999 to $144,669 as a result of a decrease in interest expense at the project partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly interest expense.

  At December 31, 2000, the Series had $339,620 of short-term investments (Cash and Cash Equivalents). It also had $408,346 in Zero Coupon Treasuries with annual maturities providing $75,604 in fiscal year 2001 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $206,059 for the nine months ended December 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $144,669 and the changes in operating assets and liabilities, net cash used in operating activities was $35,710. Cash provided by investing activities totaled $56,623, consisting of $16,927 in cash distributions from the Project Partnerships and $39,696 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2000 decreased from $414,485 for the nine months ended December 31, 1999 to $358,333 as a result of a decrease in interest expense at the project partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly interest expense.

  At December 31, 2000, the Series had $366,618 of short-term investments (Cash and Cash Equivalents). It also had $393,600 in Zero Coupon Treasuries with annual maturities providing $58,000 in fiscal year 2001 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $436,164 for the nine months ended December 31, 2000. However, after adjusting for Equity in Losses of Project Partnerships of $358,333 and the changes in operating assets and liabilities, net cash used in operating activities was $66,348. Cash provided by investing activities totaled $10,166, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.


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


                           GATEWAY TAX CREDIT FUND II LTD.
                           (A Florida Limited Partnership)
                           By:  Raymond James Tax Credit Funds,Inc.




Date:  March 1, 2001       By:/s/ Ronald M. Diner

                           Ronald M. Diner
                           President



Date:  March 1, 2001       By:/s/ Sandra L. Furey

                           Sandra L. Furey
                           Secretary and Treasurer