Form 10-K
period 2001-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2001-07-31
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 (FEE REQUIRES)

For the fiscal year ended                                             March 31, 2001

Commission File Number                                              0-19022

                                         Gateway Tax Credit Fund II Ltd.
                         (Exact name of Registrant as specified in its charter)

             Florida                                                                                65-0142704
(State or other jurisdiction of                                                    (I.R.S. Employer No.)
incorporation or organization)

  880 Carillon Parkway,    St. Petersburg,        Florida                    33716
  Address of principal executive offices)                                    (Zip Code)

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

                                                                                             Number of Units
  Title of Each Class                                                               March 31, 2001
Beneficial Assignee Certificates                                                    2,183
General Partner Interest                                                                   2

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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2001, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Assignees.

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5, and 6, respectively had been issued as of March 31, 2001. Each series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each series were used to acquire Project Partnerships which are specifically allocated to such series. Income or loss and all tax items from the Project Partnerships acquired by each series are specifically allocated among the Assignees of such series.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners. Profit or loss and cash distributions from sales of property will be allocated as described in the Limited Partnership Agreement.

   As of March 31, 2001, Gateway had invested in 22 Project Partnerships for Series 2, 23 Project Partnerships for Series 3, 29 Project Partnerships for Series 4, 36 Project Partnerships for Series 5 and 38 Project Partnerships for Series 6. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. As of March 31, 2001 each series was fully invested in Project Partnerships and management plans no new investments in the future.

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

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2001 the investor capital contributions were successfully invested in Project Partnerships which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2. Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single investment in a Project Partnership in Series 2 is 15.9% of the Series' total assets, Series 3 is 10.8%, Series 4 is 7.7%, Series 5 is 12.3% and Series 6 is 15.8%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2000:

SERIES 2

PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST -------------	OCCUPANCY RATE -----

Claxton Elderly
Deerfield II
Hartwell Family
Cherrytree Apts.
Springwood Apts.
Lakeshore Apts.
Lewiston
Charleston
Sallisaw II
Pocola
Inverness Club
Pearson Elderly
Richland Elderly
Lake Park
Woodland Terrace
Mt. Vernon Elderly
Lakeland Elderly
Prairie Apartments
Sylacauga Heritage
Manchester Housing
Durango C.W.W.
Columbus Seniors

Claxton, GA
Douglas, GA
Hartwell, GA
Albion, PA
Westfield, NY
Tuskegee, AL
Lewiston, NY
Charleston, AR
Sallisaw, OK
Pocola, OK
Inverness, FL
Pearson, GA
Richland, GA
Lake Park, GA
Waynesboro, GA
Mt. Vernon, GA
Lakeland, GA
Eagle Butte, SD
Sylacauga, AL
Manchester, GA
Durango, CO
Columbus, KS

		24 24 24 33 32 34 25 32 47 36 72 25 33 48 30 21 29 21 44 49 24 16 ---- 723 ====	9/90 9/90 9/90 9/90 9/90 9/90 10/90 9/90 9/90 10/90 9/90 9/90 9/90 9/90 9/90 9/90 9/90 10/90 12/90 1/91 1/91 5/92

$ 799,538
  854,562
  859,698
1,439,636
1,511,700
1,268,741
1,233,935
1,076,098
1,517,589
1,245,870
3,496,824
  781,460
1,057,871
1,794,542
1,079,691
  700,935
  955,815
1,263,109
1,761,852
1,781,301
1,295,845
    516,414
---------------
$28,293,026
==========

100% 83% 100% 94% 94% 97% 100% 78% 94% 89% 93% 92% 91% 94% 83% 91% 97% 100% 91% 96% 100% 100%

The aggregate average effective rental per unit is $3,450 per year ($288 per month).

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

Inverness Club's occupancy rate was 93% and its average effective annual rental per unit was $5,325 ($444 per month) on December 31, 2000. The land cost was $205,500 and the building cost was $3,291,324. The building is depreciated using the straight line method over 27.5 years. Management believes the property insurance coverage is adequate. For the year ended December 31, 1999 the real estate taxes were $52,109.

SERIES 3

PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST -------------	OCCUPANCY RATE -----

Poteau II
Sallisaw
Nowata Properties
Waldron Properties
Roland II
Stilwell
Birchwood Apts.
Hornellsville
Sunchase II
CE McKinley II
Weston Apartments
Countrywood Apts.
Wildwood Apts.
Hancock
Hopkins
Elkhart Apts.
Bryan Senior
Brubaker Square
Southwood
Villa Allegra
Belmont Senior
Heritage Villas
Logansport Seniors

Poteau, OK
Sallisaw, OK
Oolagah, OK
Waldron, AR
Roland, OK
Stilwell, OK
Pierre, SD
Arkport, NY
Watertown, SD
Rising Sun, MD
Weston, AL
Centreville, AL
Pineville, LA
Hawesville, KY
Madisonville, KY
Elkhart, TX
Bryan, OH
New Carlisle, OH
Savannah, TN
Celina, OH
Cynthiana, KY
Helena, GA
Logansport, LA

		52 52 32 24 52 48 24 24 41 16 10 40 28 12 24 54 40 38 44 32 24 25 32 ---- 768 ====	8/90 8/90 8/90 9/90 10/90 10/90 9/90 9/90 9/90 9/90 11/90 11/90 11/90 12/90 12/90 1/91 1/91 1/91 1/91 1/91 1/91 3/91 3/91

$ 1,789,148
  1,744,103
  1,148,484
    860,273
  1,804,010
  1,597,701
  1,070,195
  1,119,371
  1,348,745
    821,883
    339,949
  1,520,961
  1,086,720
    440,425
    927,256
  1,573,970
  1,187,114
  1,458,034
  1,792,292
  1,143,673
    935,143
    824,759
  1,086,394
---------------
$27,620,603
==========

92% 87% 91% 100% 92% 94% 67% 96% 90% 100% 100% 98% 96% 100% 96% 94% 98% 95% 100% 94% 100% 100% 94%

The average effective rental per unit is $3,105 per year ($259 per month).

SERIES 4

PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCUPANCY RATE ------

Alsace
Seneca Apartments
Eudora Senior
Westville
Wellsville Senior
Stilwell II
Spring Hill Sr.
Smithfield
Tarpon Heights
Oaks Apartments
Wynnwood Common
Chestnut
Apts -St. George
Williston
Brackettville Sr.
Sonora Seniors
Ozona Seniors
Fredericksburg Sr.
St. Joseph
Courtyard
Rural Development
Jasper Villas
Edmonton Senior
Jonesville Manor
Norton Green
Owingsville Senior
Timpson Seniors
Piedmont
S.F. Arkansas City

Soda Springs, ID
Seneca, MO
Eudora, KS
Westville, OK
Wellsville, KS
Stilwell, OK
Spring Hill, KS
Smithfield, UT
Galliano, LA
Oakdale, LA
Fairchance, PA
Howard, SD
St. George, SC
Williston, SC
Brackettville, TX
Sonora, TX
Ozona, TX
Fredericksburg, TX
St. Joseph, IL
Huron, SD
Ashland, ME
Jasper, AR
Edmonton, KY
Jonesville, VA
Norton, VA
Owingsville, KY
Timpson, TX
Barnesville, GA
Arkansas City, KS

		24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12 ---- 879 ===	12/90 2/91 3/91 3/91 3/91 3/91 3/91 4/91 4/91 4/91 4/91 5/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 8/91 8/91 8/91 8/91

$ 814,462
  738,833
1,257,482
1,101,686
  810,970
1,657,974
1,036,369
1,872,097
1,493,434
1,032,509
1,679,018
1,069,046
  939,655
1,002,600
  991,966
1,013,315
  759,843
1,402,563
  976,453
  849,742
1,422,482
1,104,060
  906,714
1,725,156
1,700,632
  848,044
  815,916
1,289,047
  412,028
-------------
$32,724,096
=========

100% 92% 86% 89% 88% 96% 96% 85% 100% 94% 100% 71% 100% 100% 100% 97% 96% 98% 96% 95% 100% 100% 100% 100% 100% 100% 96% 97% 83%

The average effective rental per unit is $3,328 per year ($277 per month).

SERIES 5

PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCUPANCY RATE -----

Seymour
Effingham
S.F. Winfield
S.F.Medicine Lodge
S.F. Ottawa
S.F. Concordia
Highland View
Carrollton Club
Scarlett Oaks
Brooks Hil
Greensboro
Greensboro II
Pine Terrace
Shellman
Blackshear
Crisp Properties
Crawford
Yorkshire
Woodcrest
Fox Ridge
Redmont II
Clayton
Alma
Pemberton Village
Magic Circle
Spring Hill
Menard Retirement
Wallis Housing
Zapata Housing
Mill Creek
Portland II
Georgetown
Cloverdale
So. Timber Ridge
Pineville
Ravenwood

Seymour, IN
Effingham, IL
Winfield, KS
Medicine Lodge,KS
Ottawa, KS
Concordia, KS
Elgin, OR
Carrollton, GA
Lexington, SC
Ellijay, GA
Greensboro, GA
Greensboro, GA
Wrightsville, GA
Shellman, GA
Cordele, GA
Cordele, GA
Crawford, GA
Wagoner, OK
South Boston, VA
Russellville, AL
Red Bay, AL
Clayton, OK
Alma, AR
Hiawatha, KS
Eureka, KS
Spring Hill, KS
Menard, TX
Wallis, TX
Zapata, TX
Grove, OK
Portland, IN
Georgetown, OH
Cloverdale, IN
Chandler, TX
Pineville, MO
Americus, GA

		37 24 12 16 24 20 24 78 40 44 24 33 25 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24 ------ 1,106 ====	8/91 8/91 8/91 8/91 8/91 8/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 11/91 11/91 11/91 1/92 1/92 5/92 1/94

1,518,441
  980,617
  402,402
  564,559
  732,342
  692,426
  891,157
3,217,901
1,677,363
1,751,424
  866,259
1,088,664
  885,186
  901,648
1,602,922
1,127,994
  907,712
2,553,154
1,574,776
  889,941
  840,596
  871,530
  957,710
  776,725
  823,643
1,449,378
  760,852
  578,454
1,238,405
1,741,669
  770,036
  941,795
  957,247
1,306,027
  406,706
    900,996
---------------
$40,148,657
==========

95% 100% 92% 69% 88% 90% 92% 100% 100% 95% 92% 97% 76% 93% 100% 100% 96% 97% 100% 92% 96% 83% 100% 96% 88% 92% 96% 88% 95% 97% 100% 100% 100% 95% 83% 100%

The average effective rental per unit is $3,284 per year ($274 per month).

SERIES 6

PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCUPANCY RATE -----

Spruce
Shannon
Carthage
Mountain Crest
Coal City
Blacksburg Terrace
Frazer Place
Ehrhardt
Sinton
Frankston
Flagler Beach
Oak Ridge
Monett
Arma
Southwest City
Meadowcrest
Parsons
Newport Village
Goodwater Falls
Northfield Station
Pleasant Hill
Winter Park
Cornell
Heritage Drive So.
Brodhead
Mt. Village
Hazlehurst
Sunrise
Stony Creek
Logan Place
Haines
Maple Wood
Summerhill
Dorchester
Lancaster
Autumn Village
Hardy
Dawson

Pierre, SD
O'Neill, NE
Carthage, MO
Enterprise, OR
Coal City, IL
Blacksburg, SC
Smyrna, DE
Ehrhardt, SC
Sinton, TX
Frankston, TX
Flagler Beach, FL
Williamsburg, KY
Monett, MO
Arma, KS
Southwest City, MO
Luverne, AL
Parsons, KS
Newport, TN
Jenkins, KY
Corbin, KY
Somerset, KY
Mitchell, SD
Watertown, SD
Jacksonville, TX
Brodhead, KY
Mt. Vernon, KY
Hazlehurst, MS
Yankton, SD
Hooversville, PA
Logan, OH
Haines, AK
Barbourville, KY
Gassville, AR
St. George, SC
Mountain View, AR
Harrison, AR
Hardy, AR
Dawson, GA

		24 16 24 39 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 24 40 ----- 1,086 ====	11/91 11/91 1/92 3/92 3/92 4/92 4/92 4/92 4/92 4/92 5/92 5/92 5/92 5/92 5/92 6/92 7/92 7/92 7/92 7/92 7/92 7/92 7/92 1/92 7/92 7/92 8/92 8/92 8/92 9/92 8/92 8/92 9/92 9/92 9/92 7/92 7/92 11/93

1,135,246
  667,327
  727,354
1,240,065
1,232,918
1,336,867
1,676,842
  685,776
1,053,059
  674,981
1,653,116
1,037,966
  962,660
  879,019
  405,594
1,206,133
1,532,968
1,614,800
1,393,363
1,022,561
  967,376
1,265,087
1,089,761
1,213,471
  962,422
  943,900
1,193,657
1,414,746
1,649,283
1,527,149
3,035,370
1,007,744
  843,022
  562,272
1,383,886
  615,604
  936,515
  1,474,973
---------------
$44,224,853
==========

71% 100% 96% 77% 96% 100% 97% 88% 97% 96% 100% 92% 100% 93% 100% 100% 100% 100% 92% 100% 96% 100% 100% 98% 92% 96% 100% 100% 88% 98% 81% 96% 93% 100% 100% 100% 100% 98%

The average effective rental per unit is $3,398 per year ($283 per month).

A summary of the cost of the properties at December 31, 2000, 1999 and 1998 is as follows:

                                                                              12/31/00

	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 123,358 26,249,454 908,034 0 -------------- 28,293,026 9,287,713 -------------- $19,005,313 =========	$ 985,546 379,665 25,021,159 1,234,233 0 ------------- 27,620,603 11,579,979 ------------- $16,040,624 =========	$ 1,188,112 153,052 29,917,751 1,465,181 0 --------------- 32,724,096 10,297,994 --------------- $22,426,102 ==========
	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,456,671 72,944 37,006,489 1,612,553 0 --------------- 40,148,657 12,049,324 --------------- $ 28,099,333 ==========	$ 1,779,755 531,557 39,822,962 2,090,579 0 -------------- 44,224,853 12,258,319 --------------- $ 31,966,534 ==========	$ 6,422,264 1,260,576 158,017,815 7,310,580 0 -------------- 173,011,235 55,473,329 --------------- $117,537,906 ==========

                                                                                 12/31/99

	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 123,358 26,249,454 898,766 0 -------------- 28,283,758 8,394,446 -------------- $19,889,312 =========	$ 985,546 379,665 25,015,969 1,192,726 0 ------------- 27,573,906 10,647,074 ------------- $16,926,832 =========	$ 1,188,112 137,610 29,894,951 1,436,736 0 --------------- 32,657,409 9,323,398 -------------- $23,334,011 =========
	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,456,671 66,384 36,914,988 1,563,738 0 ------------- 40,001,781 10,765,825 ------------- $29,235,956 =========	$ 1,779,755 517,455 39,804,795 2,012,364 0 ------------- 44,114,369 10,920,837 ------------- $33,193,532 =========	$ 6,422,264 1,224,472 157,880,157 7,104,330 0 --------------- 172,631,223 50,051,580 --------------- $122,579,643 ==========

                                                                                 12/31/98

	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 123,358 26,240,151 902,400 0 ------------- 28,278,089 7,497,204 ------------- $20,780,885 =========	$ 985,546 242,943 25,157,917 1,116,780 0 ------------- 27,503,186 9,442,106 ------------- $18,061,080 =========	$ 1,188,112 143,608 29,897,293 1,408,453 0 ------------- 32,637,466 8,340,684 ------------- $24,296,782 =========
	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,456,671 59,966 36,889,183 1,523,727 0 -------------- 39,929,547 9,481,184 ------------- $30,448,363 =========	$ 1,779,755 475,244 39,742,035 1,960,336 0 -------------- 43,957,370 9,550,937 --------------- $34,406,433 ==========	$ 6,422,264 1,045,119 157,926,579 6,911,696 0 --------------- 172,305,658 44,312,115 --------------- $127,993,543 ==========

Item 3. Legal Proceedings

   Gateway is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   As of March 31, 2001, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

(b) Approximate Number of Equity Security Holders:

        Title of Class                                                    Number of Holders
                                                                              as of March 31, 2001
Beneficial Assignee Certificates                                         2,183
General Partner Interest                                                      2

Item 6. Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:

SERIES 2	2001 ----	2000 ----	1999 ----	1998 ----	1997 ----
Total Revenues	$ 43,114	$ 40,198	$ 41,405	$ 41,272	$ 36,217
Net Loss	(123,576)	(166,538)	(221,305)	(337,693)	(582,633)
Equity in Losses of Project Partnerships	(76,493)	(115,544)	(126,899)	(288,412)	(527,175)
Total Assets	634,752	723,067	853,057	1,045,569	1,345,931
Investments In Project Partnerships	124,529	208,215	331,579	510,805	814,883
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	162.60 14.10 (127.50)	166.30 12.20 (141.60)	166.30 12.90 (144.60)	166.40 13.10 (147.90)	166.40 12.10 (141.90)
Net Loss	(19.94)	(26.87)	(35.71)	(54.48)	(94.00)

FOR THE YEARS ENDED MARCH 31,

SERIES 3	2001 ----	2000 ----	1999 ----	1998 ----	1997 ----
Total Revenues	$ 52,385	$ 51,385	$ 44,329	$ 65,111	$ 31,128
Net Loss	(58,677)	(147,068)	(187,324)	(221,508)	(341,282)
Equity in Losses of Project Partnerships	(26,094)	(114,700)	(105,820)	(198,168)	(285,853)
Total Assets	512,301	545,897	669,866	846,210	1,043,223
Investments In Project Partnerships	71,138	100,190	218,820	378,000	584,189
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	44.70 14.00 (156.40)	68.90 12.80 (151.20)	164.30 14.10 (145.00)	176.60 20.10 (154.10)	176.40 13.90 (146.40)
Net Loss	(10.65)	(26.69)	(33.99)	(40.19)	(61.93)

Item 6. Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:

SERIES 4	2001 ----	2000 ----	1999 ----	1998 ----	1997 ----
Total Revenues	$ 51,145	$ 48,997	$ 46,672	$ 44,309	$ 41,455
Net Loss	(311,663)	(235,491)	(348,671)	(485,415)	(696,010)
Equity in Losses of Project Partnerships	(254,163)	(175,823)	(208,919)	(421,886)	(635,178)
Total Assets	807,069	1,082,020	1,280,602	1,600,054	2,048,377
Investments In Project Partnerships	223,689	487,692	676,348	981,823	1,423,319
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	165.70 15.00 (160.40)	168.60 14.30 (137.50)	168.60 14.10 (136.00)	168.60 13.70 (157.20)	168.60 13.20 (149.30)
Net Loss	(44.62)	(33.71)	(49.92)	(69.50)	(99.65)

FOR THE YEARS ENDED MARCH 31,:

SERIES 5	2001 ----	2000 ----	1999 ----	1998 ----	1997 ----
Total Revenues	$ 64,244	$ 65,839	$ 64,661	$ 54,417	$ 52,985
Net Loss	(248,131)	(243,982)	(403,555)	(813,502)	(997,362)
Equity in Losses of Project Partnerships	(179,765)	(178,140)	(300,042)	(728,729)	(911,965)
Total Assets	1,519,231	1,728,422	1,932,914	2,306,065	3,078,890
Investments In Project Partnerships	752,227	951,449	1,145,581	1,500,087	2,268,632
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	164.60 15.60 (140.30)	164.60 14.30 (134.60)	164.60 14.40 (149.20)	164.60 14.10 (141.60)	164.70 13.10 (137.80)
Net Loss	(28.51)	(28.03)	(46.37)	(93.47)	(114.60)

Item 6. Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:

SERIES 6	2001 ----	2000 ----	1999 ----	1998 ---	1997 ----
Total Revenues	$ 57,541	$ 54,234	$ 50,722	$ 49,707	$ 47,326
Net Loss	(481,031)	(531,947)	(701,324)	(870,137)	(915,827)
Equity in Losses of Project Partnerships	(384,730)	(433,597)	(601,405)	(761,923)	(805,310)
Total Assets	2,364,264	2,793,368	3,272,734	3,930,665	4,748,789
Investments In Project Partnerships	1,584,877	1,997,390	2,464,086	3,102,793	3,912,526
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	165.60 13.80 (127.30)	165.50 12.70 (126.50)	165.50 12.90 (129.30)	165.50 12.90 (124.30)	165.40 11.30 (122.10)
Net Loss	(47.13)	(52.12)	(68.54)	(85.25)	(89.72)

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

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 2001, March 31, 2000 and March 31, 1999. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 2001 are comparable to March 31, 2000 and March 31, 1999.

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

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. As of March 31, 2001, the series had invested $4,524,678 in 22 Project Partnerships located in 10 states containing 723 apartment units. Average occupancy of the Project Partnerships was 93% at December 31, 2000.

   Equity in Losses of Project Partnerships were comparable for the years ended March 31, 1999, 2000, and 2001. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $919,877, $897,242 and $893,266 for the years ended December 31, 1998, 1999, and 2000 respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2001, the Series had $213,928 of short-term investments (Cash and Cash Equivalents). It also had $296,295 in Zero Coupon Treasuries with annual maturities providing $51,800 in fiscal year 2001 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $123,576 for the year ending March 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $76,493 and the changes in operating assets and liabilities, net cash used in operating activities was $17,279, of which $34,268 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $42,637, consisting of $14,374 in cash distributions from the Project Partnerships and $28,263 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. As of March 31, 2001 the series had invested $3,888,713 in 23 Project Partnerships located in 12 states containing 768 apartment units. Average occupancy of the Project Partnerships was 94% as of December 31, 2000.

   Equity in Losses of Project Partnerships increased from $105,820 for the year ended March 31, 1999 to $114,700 for the year ended March 31, 2000 and decreased to $26,094 for the year ended March 31, 2001. A Project Partnership had a change in Accounting Principle as a result of changing its method of depreciating buildings. The effect of the change increased the net loss of the Project Partnership for the year ended March 31, 2000 by approximately $278,000. As presented in Note 2, Gateway's share of net loss increased from $654,423 in 1999 to $988,019 in 2000 and decreased to $735,412 in 2001. Suspended Losses increased from $548,603 for the year ended March 31, 1999 to $873,319 for the year ended March 31, 2000 and decreased to $709,318 for the year ended March 31, 2001. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $913,619, $1,213,599 and $941,538 for the years ended December 31, 1998, 1999 and 2000, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2001, the Series had $177,615 of short-term investments (Cash and Cash Equivalents). It also had $263,548 in Zero Coupon Treasuries with annual maturities providing $46,075 in fiscal year 2001 increasing to $58,940 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $58,677 for the year ended March 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $26,094 and the changes in operating assets and liabilities, net cash used in operating activities was $27,689, of which $39,414 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $49,817, consisting of $24,678, adjusted by $22,840 included in Other Income, in cash distributions received from the Project Partnerships and $25,139 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   A Project Partnership located in Pierre, SD experienced cash shortages from operations in 2000 due to low occupancy as a result of a reduction of state employees, competition from a new women's prison for low-paying contract and services jobs, and the development of a 150-unit manufactured housing subdivision. The manufacturer offers houses for rent, rent to own, or for sale with no down payment. Management is constantly advertising this project and contacting local social agencies. Management does not expect any materially adverse effects to Gateway from this Project Partnership.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. As of March 31, 2001, the series had invested $4,952,519 in 29 Project Partnerships located in 16 states containing 879 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 2000.

   Equity in Losses of Project Partnerships were comparable for the years ended March 31, 1999, 2000, and 2001. (These Project Partnerships reported depreciation and amortization of $1,016,293, $983,083 and $976,176 for the years ended December 31, 1998, 1999 and 2000, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2001, the Series had $249,491 of short-term investments (Cash and Cash Equivalents). It also had $333,889 in Zero Coupon Treasuries with annual maturities providing $58,383 in fiscal year 2001 increasing to $74,700 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $311,663 for the year ended March 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $254,163 and the changes in operating assets and liabilities, net cash used in operating activities was $25,728, of which $42,804 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $48,571, consisting of $16,722 in cash distributions from the Project Partnerships and $31,849 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   A Project Partnership located in Howard, SD experienced significant cash shortages from operations in 1998, 1999 and 2000 due to low occupancy as a result of layoffs at a local major employer. The local general partner has partially funded the deficit since 1997 by lending a total of $54,623 including $3,968 in 2000. They also have deferred management fees totaling $48,473 for these same years. Management continues to actively market and advertise the project. Management does not expect any materially adverse effect to Gateway from this Project Partnership.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. As of March 31, 2001, the series had invested $6,164,472 in 36 Project Partnerships located in 13 states containing 1,106 apartment units. Average occupancy of the Project Partnerships was 95% as of December 31, 2000.

   Equity in Losses of Project Partnerships of $179,765 for the year ended March 31, 2001 were comparable to the year ended March 31, 2000. Equity in Losses of Project Partnerships decreased from $300,042 for the year ended March 31, 1999 to $178,140 for the year ended March 31, 2000. The decrease was due to additional suspended losses of $680,755 and $713,592 for the years ended March 31, 1999 and 2000 respectively, as these losses would reduce the investment in certain Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,312,998, $1,286,201 and $1,283,498 for the years ended December 31, 1998, 1999 and 2000, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2001, the Series had $350,854 of short-term investments (Cash and Cash Equivalents). It also had $416,150 in Zero Coupon Treasuries with annual maturities providing $72,745 in fiscal year 2001 increasing to $93,075 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $248,131 for the year ended March 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $179,765 and the changes in operating assets and liabilities, net cash used in operating activities was $35,795, of which $59,343 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $67,942 consisting of $28,246 in cash distributions from the Project Partnerships and $39,696 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   A Project Partnership located in Wrightsville, GA experienced cash shortages from operations in 2000 due to low occupancy as a result of the eviction of several tenants for non-payment and the need to bring several units back to rental condition. The local general partner funded $10,000 to the project in 2000 and hired new management to bring the project back to normal standards. Management does not expect any materially adverse effects to Gateway from this Project Partnership.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. As of March 31, 2001, the series had invested $7,462,215 in 38 Project Partnerships located in 19 states containing 1,086 apartment units. Average occupancy of the Project Partnerships was 96% as of December 31, 2000.

   Equity in Losses of Project Partnerships decreased from $601,405 for the year ended March 31, 1999 to $433,597 for the year ended March 31, 2000 and to $384,730 for the year ended March 31, 2001. These decreases were due to additional suspended losses of $380,506, $430,306, and $523,064 for the years ended March 31, 1999, 2000 and 2001 respectively, as these losses would reduce the investment in certain Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,414,757, $1,371,839 and $1,337,714 for the years ended December 31, 1998, 1999 and 2000, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At March 31, 2001, the Series had $437,636 of short-term investments (Cash and Cash Equivalents). It also had $341,751 in Zero Coupon Treasuries with annual maturities providing $58,000 in fiscal year 2001 increasing to $83,000 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $481,031 for the year ended March 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $384,730 and the changes in operating assets and liabilities, net cash used in operating activities was $42,275, of which $56,639 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $57,111 of which $23,401 was received in cash distributions from the Project Partnerships and $33,710 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   A Project Partnership located in Pierre, SD has experienced cash shortages from operations in 2000 due to low occupancy as a result of a reduction of state employees, competition from a new women's prison for low-paying contract and services jobs, and the development of a 150-unit manufactured housing subdivision. The manufacturer offers houses for rent, rent to own, or for sale with no down payment. Management is constantly advertising this project and contacting local social agencies. Management does not expect any materially adverse effects to Gateway from this Project Partnership.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

To the Partners of Gateway Tax Credit Fund II Ltd.

     We have audited the accompanying balance sheets of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) as of March 31, 2001 and 2000 and the related statements of operations, partners' equity (deficit), and cash flows of each of the five Series for each of the three years in the period ended March 31, 2001.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which cumulative equity in losses included on the balance sheets as of March 31, 2001 and 2000 and net losses included on the statements of operations for each of the three years in the period ended March 31, 2001 are:

	Cumulative Equity in Losses March 31, -----------		Partnership Loss Year Ended March 31, --------------------------
	2001 ----	2000 ----	2001 ----	2000 ----	1999 ----
Series 2	$3,733,616	$3,675,921	$ 57,696	$ 92,023	$107,106
Series 3	3,114,487	3,101,314	13,173	79,587	65,214
Series 4	3,303,187	3,126,741	176,447	130,892	187,477
Series 5	3,551,156	3,507,981	92,712	83,458	74,842
Series 6	4,237,605	3,995,356	242,250	276,688	301,060

     Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

                                                                            /s/ Spence, Marston, Bunch, Morris & Co.
                                                                           SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                                                           Certified Public Accountants

Clearwater, Florida
July 5, 2001

PART I - Financial Information
   Item 1. Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2001 AND 2000

SERIES 2	2001 ----	2000 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY

Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000
 authorized BAC's, of which Series 2 had 6,136 at March 31,
 2001 and 2000 have been issued to the assignees
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 2 had 6,136 at March 31, 2001 and 2000, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  213,928
    53,836
-------------
   267,764

   242,459
   124,529
-------------
$  634,752
=========

$   46,941
-------------
    46,941
-------------

  396,046
-------------

  243,647
  (51,882)
-------------
  191,765
-------------
$ 634,752
=========

$  188,570
    51,800
-------------
   240,370

   274,482
   208,215
-------------
$  723,067
=========

$   45,773
-------------
    45,773
-------------

  361,953
-------------

  365,987
  (50,646)
-------------
  315,341
------------
$ 723,067
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2001 AND 2000

SERIES 3	2001 ----	2000 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 3 had 5,456 at March 31, 2001 and 2000 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 3 had 5,456 at March 31, 2001 and 2000, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  177,615
    47,886
--------------
   225,501

   215,662
    71,138
-------------
$  512,301
========

$  51,154
------------
   51,154
-------------

  293,562
-------------

  213,725
  (46,140)
-------------
  167,585
-------------
$ 512,301
========

$  155,487
    46,075
-------------
   201,562

   244,145
   100,190
--------------
$  545,897
========

$  49,763
------------
   49,763
------------

  269,872
------------

  271,815
  (45,553)
-------------
  226,262
-------------
$ 545,897
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2001 AND 2000

SERIES 4	2001 ----	2000 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 4 had 6,915 at March 31, 2001 and 2000 have been issued to the assignees
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 4 had 6,915 at March 31, 2001 and 2000, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 249,491
   60,666
------------
  310,157

  273,223
  223,689
------------
$ 807,069
========

$  56,807
------------
   56,807
------------

  382,953
------------

  424,290
  (56,981)
-------------
  367,309
-------------
$ 807,069
=======

$  226,648
    58,372
------------
   285,020

   309,308
   487,692
-------------
$1,082,020
========

$   54,952
-------------
    54,952
-------------

   348,096
-------------

   732,836
   (53,864)
-------------
   678,972
-------------
$1,082,020
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2001 AND 2000

SERIES 5	2001 ----	2000 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 5 had 8,616 at March 31, 2001 and 2000 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 5 had 8,616 at March 31, 2001 and 2000, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  350,854
    75,613
-------------
   426,467

   340,537
   752,227
--------------
$1,519,231
=========

$   75,689
-------------
    75,689
-------------

   382,400
--------------

1,126,154
   (65,012)
-------------
 1,061,142
-------------
$1,519,231
=========

$  318,707
    72,753
-------------
   391,460

   385,513
   951,449
--------------
$1,728,422
=========

$   73,415
-------------
    73,415
-------------

   345,734
--------------

 1,371,804
   (62,531)
--------------
 1,309,273
--------------
$1,728,422
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2001 AND 2000

SERIES 6	2001 ----	2000 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 6 had 10,105 at March 31, 2001 and 2000 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 6 had 10,105 at March 31, 2001 and 2000, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  437,636
    58,858
-------------
   496,494

   282,893
 1,584,877
-------------
$2,364,264
========

$   71,653
-------------
    71,653
-------------

   488,284
-------------

1,875,009
   (70,682)
-------------
 1,804,327
-------------
$2,364,264
========

$  422,800
    55,114
-------------
   477,914

   318,064
 1,997,390
--------------
$2,793,368
=========

$   69,212
-------------
    69,212
--------------

   438,798
---------------

 2,351,230
   (65,872)
-------------
 2,285,358
-------------
$2,793,368
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2001 AND 2000

TOTAL SERIES 2 - 6	2001 ----	2000 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 2-6 had 37,228 at March 31, 2001 and 2000 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC,
 Series 2-6 had 37,228 at March 31, 2001 and 2000, issued
 and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$1,429,524
   296,859
-------------
 1,726,383

 1,354,774
 2,756,460
--------------
$5,837,617
========

$  302,244
--------------
   302,244
--------------

 1,943,245
--------------

 3,882,825
  (290,697)
--------------
 3,592,128
--------------
$5,837,617
========

$1,312,212
   284,114
-------------
 1,596,326

 1,531,512
 3,744,936
--------------
$6,872,774
========

$  293,115
--------------
   293,115
--------------

 1,764,453
--------------

 5,093,672
  (278,466)
--------------
 4,815,206
--------------
$6,872,774
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

SERIES 2	2001 ----	2000 ----	1999 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$  34,132
     8,982
-------------
    43,114
-------------

 68,361

     9,149
    10,886
     1,801
-------------
    90,197
-------------

    (47,083)

    (76,493)
-------------
$ (123,576)
========

$ (122,340)
     (1,236)
-------------
$ (123,576)
========

$   (19.94)
========
     6,136
========

$  33,028
    7,170
------------
   40,198
-------------

68,511

     8,181
    11,237
     3,263
-------------
    91,192
------------

    (50,994)

   (115,544)
-------------
$ (166,538)
========

$ (164,873)
     (1,665)
--------------
$ (166,538)
========

$   (26.87)
========
     6,136
========

$  34,468
     6,937
-------------
   41,405
-------------

 68,648

     7,433
    12,781
    46,949
-------------
   135,811
-------------

    (94,406

   (126,899)
-------------
$ (221,305)
========

$ (219,092)
     (2,213)
-------------
$ (221,305)
========

$   (35.71)
========
     6,136
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

Series 3	2001 ----	2000 ----	1999 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
  Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
Assignees
General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  29,545
   22,840
------------
   52,385
------------

63,104

    9,565
    11,179
     1,120
-------------
    84,968
-------------

   (32,583)

   (26,094)
-------------
$  (58,677)
========

$  (58,090)
       (587)
------------
$  (58,677)
========
$   (10.65)
========
      5,456
========

$  28,740
   22,645
------------
   51,385
------------

63,301

    8,552
   10,780
    1,120
------------
   83,753
------------

   (32,368)

  (114,700)
--------------
$ (147,068)
=========

$ (145,597)
     (1,471)
--------------
$ (147,068)
=========
$    (26.69)
=========
      5,456
=========

$  29,814
   14,515
------------
   44,329
------------

63,479

    7,771
   10,513
   44,070
------------
  125,833
------------

   (81,504)

  (105,820)
--------------
$ (187,324)
=========

$ (185,451)
     (1,873)
-------------
$ (187,324)
=========
$    (33.99)
=========
       5,456
=========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

SERIES 4	2001 ----	2000 ----	1999 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  38,975
   12,170
------------
   51,145
------------

   77,661

   12,060
   13,636
    5,288
------------
  108,645
----------

  (57,500)

 (254,163)
-------------
$(311,663)
========

$(308,546)
    (3,117)
-------------
$(311,663)
========
$   (44.62)
========
     6,915
========

$  37,964
   11,033
------------
   48,997
------------

   77,832

   10,779
   13,398
    6,656
------------
  108,665
------------

  (59,668)

 (175,823)
------------
$(235,491)
========

$(233,136)
    (2,355)
-------------
$(235,491)
========
$   (33.71)
========
     6,915
========

$  39,022
    7,650
-----------
   46,672
-----------

   77,989

    9,798
   12,805
   85,832
------------
  186,424
------------

 (139,752)

 (208,919)
-------------
$(348,671)
========

$(345,184)
    (3,487)
-------------
$(348,671)
========
$   (49.92)
========
     6,915
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

SERIES 5	2001 ----	2000 ----	1999 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  50,345
   13,899
------------
   64,244
------------

   96,008

   14,972
   16,520
    5,110
------------
  132,610
------------

   (68,366)

 (179,765)
-------------
$(248,131)
========

$(245,650)
    (2,481)
--------------
$(248,131)
========
$   (28.51)
========
     8,616
========

$  48,721
   17,118
------------
   65,839
------------

   96,241

   13,386
   15,895
    6,159
------------
  131,681
------------

   (65,842)

 (178,140)
-------------
$(243,982)
========

$(241,542)
    (2,440)
--------------
$(243,982)
========
$   (28.03)
========
      8,616
========

$  50,132
   14,529
------------
   64,661
------------

   96,461

   12,163
   19,611
   39,939
------------
  168,174
------------

 (103,513)

 (300,042)
-------------
$(403,555)
========

$(399,519)
    (4,036)
-------------
$(403,555)
========
$   (46.37)
========
      8,616
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

SERIES 6	2001 ----	2000 ----	1999 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  48,609
    8,932
------------
   57,541
------------

 106,125

  15,803
  18,600
  13,314
-----------
 153,842
-----------

 (96,301)

 (384,730)
-------------
$(481,031)
========

$(476,221)
    (4,810)
-------------
$(481,031)
========
$  (47.13)
========
   10,105
========

$  46,177
    8,057
------------
   54,234
------------

 106,486

  14,130
  16,986
  14,982
-----------
 152,584
-----------

 (98,350)

 (433,597)
-------------
$(531,947)
========

$(526,628)
    (5,319)
-------------
$(531,947)
========
$  (52.12)
========
   10,105
========

$  46,807
    3,915
------------
   50,722
------------

 106,815

  12,839
  17,635
  13,352
-----------
 150,641
-----------

 (99,919)

 (601,405)
-------------
$(701,324)
========

$(694,311)
    (7,013)
--------------
$(701,324)
========
$  (68.54)
========
   10,105
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

TOTAL SERIES 2 - 6	2001 ----	2000 ----	1999 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$  201,606
     66,823
--------------
   268,429
--------------

   411,259

    61,549
    70,821
    26,633
-------------
   570,262
-------------

  (301,833)

  (921,245)
--------------
$(1,223,078)
=========

$(1,210,847)
     (12,231)
----------------
$(1,223,078)
=========

$  194,630
    66,023
-------------
   260,653
-------------

   412,371

    55,028
    68,296
    32,180
-------------
   567,875
-------------

  (307,222)

(1,017,804)
--------------
$(1,325,026)
=========

$(1,311,776)
     (13,250)
----------------
$(1,325,026)
=========

$  200,243
    47,546
--------------
   247,789
--------------

   413,39

    50,004
    73,345
   230,142
-------------
   766,883
-------------

  (519,094)

(1,343,085)
--------------
$(1,862,179)
=========

$(1,843,557)
     (18,622)
----------------
$(1,862,179)
=========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:

SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 1998 Net Loss Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001	$ 749,952 (219,092) -------------- 530,860 (164,873) -------------- 365,987 (122,340) -------------- $ 243,647 =========	$ (46,768) (2,213) --------------- (48,981) (1,665) --------------- (50,646) (1,236) -------------- $ (51,882) =========	$ 703,184 (221,305) -------------- 481,879 (166,538) -------------- 315,341 (123,576) -------------- $ 191,765 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:

SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 1998 Net Loss Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001	$ 602,863 (185,451) --------------- 417,412 (145,597) --------------- 271,815 (58,090) --------------- $ 213,725 =========	$ (42,209) (1,873) --------------- (44,082) (1,471) --------------- (45,553) (587) --------------- $ (46,140) =========	$ 560,654 (187,324) --------------- 373,330 (147,068) --------------- 226,262 (58,677) --------------- $ 167,585 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:

SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 1998 Net Loss Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001	$ 1,311,156 (345,184) ---------------- 965,972 (233,136) ---------------- 732,836 (308,546) ---------------- $ 424,290 =========	$ (48,022) (3,487) -------------- (51,509) (2,355) -------------- (53,864) (3,117) -------------- $ (56,981) ========	$ 1,263,134 (348,671) --------------- 914,463 (235,491) ---------------- 678,972 (311,663) --------------- $ 367,309 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:

SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 1998 Net Loss Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001	$ 2,012,865 (399,519) ---------------- 1,613,346 (241,542) --------------- 1,371,804 (245,650) --------------- $ 1,126,154 ========	$ (56,055) (4,036) --------------- (60,091) (2,440) --------------- (62,531) (2,481) --------------- $ (65,012) ========	$ 1,956,810 (403,555) --------------- 1,553,255 (243,982) -------------- 1,309,273 (248,131) --------------- $ 1,061,142 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:

SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 1998 Net Loss Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001	$3,572,169 (694,311) ------------- 2,877,858 (526,628) -------------- 2,351,230 (476,221) -------------- $1,875,009 ========	$ (53,540) (7,013) -------------- (60,553) (5,319) -------------- (65,872) (4,810) -------------- $ (70,682) =========	$3,518,629 (701,324) -------------- 2,817,305 (531,947) -------------- 2,285,358 (481,031) -------------- $1,804,327 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:

TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 1998 Net Loss Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001	$ 8,249,005 (1,843,557) --------------- 6,405,448 (1,311,776) --------------- 5,093,672 (1,210,847) --------------- $ 3,882,825 ========	$ (246,594) (18,622) --------------- (265,216) (13,250) --------------- (278,466) (12,231) --------------- $ (290,697) =========	$ 8,002,411 (1,862,179) ---------------- 6,140,232 (1,325,026) ---------------- 4,815,206 (1,223,078) ---------------- $ 3,592,128 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:

SERIES 2 --------	2001 ----	2000 ----	1999 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net Cash   Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments in     Securities
    Equity in Losses of Project Partnerships
    Interest Income from Redemption of Securities
    Distributions Included in Other Income
    Changes in Operating Assets and Liabilities:
      Increase in Payable to General Partners

        Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(123,576) 1,801 (21,814) 76,493 23,537 (8,982) 35,262 ------------ (17,279) ------------ 14,374 28,263 ------------ 42,637 ------------ 25,358 188,570 ------------ $ 213,928 =======	$(166,538) 3,263 (23,854) 115,544 20,241 (7,170) 36,547 ------------- (21,967) ------------- 11,727 29,297 ------------ 41,024 ------------ 19,057 169,513 ------------ $ 188,570 =======	$(221,305) 46,949 (25,554) 126,899 16,834 (6,937) 28,793 ------------- (34,321) ------------- 12,315 30,668 ------------ 42,983 ------------ 8,662 160,851 ------------ $ 169,513 =======

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:

SERIES 3 ------	2001 ----	2000 ----	1999 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net Cash   Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments in     Securities
    Equity in Losses of Project Partnerships
    Interest Income from Redemption of Securities
    Distributions Included In Other Income
    Changes in Operating Assets and Liabilities:
      Increase in Payable to General Partners

        Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (58,677) 1,120 (19,403) 26,094 20,936 (22,840) 25,081 ------------ (27,689) ------------ 24,678 25,139 ------------ 49,817 ------------ 22,128 155,487 ------------ $ 177,615 =======	$ (147,068) 1,120 (21,218) 114,700 18,004 (22,645) 23,099 ------------ (34,008) ------------ 25,455 26,059 ------------ 51,514 ------------ 17,506 137,981 ------------ $ 155,487 =======	$ (187,324 44,070 (22,729) 105,820 14,974 (14,515) 10,980 ------------ (48,724) ------------ 23,805 27,278 ------------ 51,083 ------------ 2,359 135,622 ------------- $ 137,981 =======

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:

SERIES 4 --------	2001 ----	2000 ----	1999 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net Cash   Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments in     Securities
    Equity in Losses of Project Partnerships
    Interest Income from Redemption of Securities
    Distributions Included In Other Income
    Changes in Operating Assets and Liabilities:
      Increase in Payable to General Partners

        Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (311,663) 5,288 (24,581) 254,163 26,523 (12,170) 36,712 -------------- (25,728) -------------- 16,722 31,849 -------------- 48,571 -------------- 22,843 226,648 -------------- $ 249,491 ========	$ (235,491) 6,656 (26,881) 175,823 22,808 (11,033) 36,909 -------------- (31,209) -------------- 17,210 33,015 -------------- 50,225 -------------- 19,016 207,632 -------------- $ 226,648 ========	$ (348,671) 85,832 (28,796) 208,919 18,970 (7,650) 29,219 -------------- (42,177) -------------- 18,374 34,559 -------------- 52,933 -------------- 10,756 196,876 -------------- $ 207,632 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:

SERIES 5 --------	2001 ----	2000 ----	1999 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net Cash   Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments in     Securities
    Equity in Losses of Project Partnerships
    Interest Income from Redemption of Securities
    Distributions Included In Other Income
    Changes in Operating Assets and Liabilities:
      Increase in Payable to General Partners

        Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (248,131) 5,110 (30,637) 179,765 33,057 (13,899) 38,940 -------------- (35,795) -------------- 28,246 39,696 -------------- 67,942 -------------- 32,147 318,707 -------------- $ 350,854 ========	$ (243,982) 6,159 (33,503) 178,140 28,428 (17,118) 39,490 -------------- (42,386) -------------- 26,951 41,148 -------------- 68,099 -------------- 25,713 292,994 -------------- $ 318,707 ========	$ (403,555) 39,939 (35,890) 300,042 23,644 (14,529) 30,403 -------------- (59,946) -------------- 29,054 43,073 -------------- 72,127 -------------- 12,181 280,813 -------------- $ 292,994 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:

SERIES 6 -----	2001 ----	2000 ----	1999 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net Cash   Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments in     Securities
    Equity in Losses of Project Partnerships
    Interest Income from Redemption of Securities
    Distributions Included In Other Income
    Changes in Operating Assets and Liabilities:
      Increase in Payable to General Partners

         Net Cash Used in Operating Activities

Cash Flows from Investing Activities
  Distributions Received from Project Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (481,031) 13,314 (26,573) 384,730 24,290 (8,932) 51,927 -------------- (42,275) -------------- 23,401 33,710 -------------- 57,111 -------------- 14,836 422,800 -------------- $ 437,636 ========	$ (531,947) 14,982 (28,202) 433,597 20,134 (8,057) 52,581 -------------- (46,912) -------------- 26,174 34,866 -------------- 61,040 -------------- 14,128 408,672 -------------- $ 422,800 ========	$ (701,324) 13,352 (29,359) 601,405 15,983 (3,915) 43,393 -------------- (60,465) -------------- 27,865 35,017 -------------- 62,882 -------------- 2,417 406,255 -------------- $ 408,672 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999:

TOTAL SERIES 2 - 6 ------------------	2001 ----	2000 ----	1999 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net Cash   Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments in     Securities
    Equity in Losses of Project Partnerships
    Interest Income from Redemption of Securities
    Distributions Included In Other Income
    Changes in Operating Assets and Liabilities:
      Increase in Payable to General Partners

        Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

$(1,223,078)

     26,633

    (123,008)
    921,245
    128,343
     (66,823)

    187,922
---------------
    (148,766)
---------------

     107,421
     158,657
---------------
     266,078
---------------
     117,312
  1,312,212
---------------
$ 1,429,524
=========

$(1,325,026)

      32,180

    (133,658)
  1,017,804
    109,615
     (66,023)

    188,626
---------------
    (176,482)
---------------

     107,517
     164,385
---------------
     271,902
---------------
      95,420
  1,216,792
---------------
$ 1,312,212
=========

$(1,862,179)

    230,142

    (142,328)
  1,343,085
     90,405
     (47,546)

    142,788
---------------
    (245,633)
---------------

     111,413
     170,595
---------------
     282,008
---------------
      36,375
  1,180,417
---------------
$ 1,216,792
=========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001, 2000 AND 1999

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 2001, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of March 31, 2001. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Change in Accounting Principle

   One of the Project Partnerships changed its method of accounting for depreciating their buildings from the straight line to the declining balance method. The effect of this change was reported as a cumulative effect of a change in accounting principle. The change increased the net losses reported by the Project Partnerships by $277,849 for the year ended December 31, 1999.

Reclassifications

   For comparability, the 2000 and 1999 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2001.

NOTE 3 - INVESTMENT IN SECURITIES:

   The March 31, 2001 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $150,923 for Series 2, $134,243 for Series 3, $170,073 for Series 4, $211,976 for Series 5 and $156,014 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

	Estimated Market Value -----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 2	$319,038	$296,295	$22,743
Series 3	283,685	263,548	20,137
Series 4	359,542	333,889	25,653
Series 5	447,984	416,150	31,834
Series 6	372,091	341,751	30,340

   As of March 31, 2001, the cost and accreted interest of debt securities by contractual maturities is as follows:

	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 53,836	$ 47,886	$ 60,666
After 1 year through 5 years	197,604	175,765	222,677
After 5 years through 10 years	44,855 -----------	39,897 -----------	50,546 -----------
Total Amount Carried on Balance Sheet	$296,295 ======	$263,548 ======	$333,889 ======
	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 75,613	$ 58,858	$ 296,859
After 1 year through 5 years	277,538	228,847	1,102,431
After 5 years through 10 years	62,999 -----------	54,046 -----------	252,343 -------------
Total Amount Carried on Balance Sheet	$416,150 =======	$341,751 ======	$1,651,633 ========

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

   For the years ended March 31, 2001, 2000 and 1999 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

	2001 ----	2000 ----	1999 ----
Series 2	$ 68,361	$ 68,511	$ 68,648
Series 3	63,104	63,301	63,479
Series 4	77,661	77,832	77,989
Series 5	96,008	96,241	96,461
Series 6	106,125 ------------	106,486 ------------	106,815 ------------
Total	$411,259 =======	$412,371 =======	$413,392 =======

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

	2001 ----	2000 ----	1999 ----
Series 2	$ 9,149	$ 8,181	$ 7,433
Series 3	9,565	8,552	7,771
Series 4	12,060	10,779	9,798
Series 5	14,972	13,386	12,163
Series 6	15,803 ---------	14,130 ---------	12,839 ---------
	$61,549	$55,028	$50,004
Total	======	======	======

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 2

   As of March 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 22 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

MARCH 31, 2001 --------------------	MARCH 31, 2000 --------------------

Capital Contributions to Project Partnerships and
 purchase price paid for limited partner interests in
 Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project
 Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets
 acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and
 expenses

Investments in Project Partnerships

$ 4,524,678 (4,629,719) (79,603) ------------- (184,644) 390,838 (81,665) ------------- $ 124,529 =========	$ 4,524,678 (4,553,226) (74,211) ------------- (102,759) 390,838 (79,864) ------------- $ 208,215 =========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,278,397 for the year ended March 31, 2001 and cumulative suspended losses of $1,743,287 for the year ended March 31, 2000 are not included.

SERIES 3

   As of March 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 23 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

MARCH 31, 2001 ---------------------	MARCH 31, 2000 ---------------------

Capital Contributions to Project Partnerships and
 purchase price paid for limited partner interests in Project
 Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project
 Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets
 acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and
 expenses

Investments in Project Partnerships

$ 3,888,713 (4,068,395) (160,514) ------------ (340,196) 491,746 (80,412) ------------- $ 71,138 ========	$ 3,888,713 (4,042,301) (158,676) ------------- (312,264) 491,746 (79,292) -------------- $ 100,190 =========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,164,318 for the year ended March 31, 2001 and cumulative suspended losses of $2,455,000 for the year ended March 31, 2000 are not included.

SERIES 4

   As of March 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 29 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

MARCH 31, 2001 ----------------------	MARCH 31, 2000 ---------------------

Capital Contributions to Project Partnerships and
 purchase price paid for limited partner interests in
 Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project
 Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets
 acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and
 expenses

Investments in Project Partnerships

$ 4,952,519 (5,064,172) (111,719) ------------- (223,372) 562,967 (115,906) ------------ $ 223,689 ========	$ 4,952,519 (4,810,009) (107,167) ------------- 35,343 562,967 (110,618) ------------- $ 487,692 =========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,124,143 for the year ended March 31, 2001 and cumulative suspended losses of $1,531,158 for the year ended March 31, 2000 are not included.

SERIES 5

   As of March 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 36 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

MARCH 31, 2001 ---------------------	MARCH 31, 2000 ---------------------

Capital Contributions to Project Partnerships and
 purchase price paid for limited partner interests in Project
 Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project
 Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets
 acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and
 expenses

Investments in Project Partnerships

$ 6,164,472 (5,765,304) (170,895) ------------ 228,273 650,837 (126,883) ------------- $ 752,227 =========	$ 6,164,472 (5,585,539) (156,548) ------------ 422,385 650,837 (121,773) -------------- $ 951,449 =========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,431,381 for the year ended March 31, 2001 and cumulative suspended losses of $1,642,901 for the year ended March 31, 2000 are not included.

SERIES 6

   As of March 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 38 Project Partnerships which own and operate government assisted multi-family housing complexes.

   Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

MARCH 31, 2001 ---------------------	MARCH 31, 2000 ---------------------

Capital Contributions to Project Partnerships and
 purchase price paid for limited partner interests in
 Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project
 Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets
 acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and
 expenses

Investments in Project Partnerships

$ 7,462,215 (6,314,551) (178,242) --------------- 969,422 785,179 (169,724) --------------- $ 1,584,877 =========	$ 7,462,215 (5,929,821) (163,773) ---------------- 1,368,621 785,179 (156,410) --------------- $ 1,997,390 =========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,552,199 for the year ended March 31, 2001 and cumulative suspended losses of $1,029,135 for the year ended March 31, 2000 are not included.

TOTAL SERIES 2 - 6

   The following is a summary of Investments in Project Partnerships:

MARCH 31, 2001 ---------------------	MARCH 31, 2000 ---------------------

Capital Contributions to Project Partnerships and
 purchase price paid for limited partner interests in
 Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project
 Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets
 acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and
 expenses

Investments in Project Partnerships

$ 26,992,597 (25,842,141) (700,973) -------------- 449,483 2,881,567 (574,590) -------------- $ 2,756,460 ==========	$ 26,992,597 (24,920,896) (660,375) -------------- 1,411,326 2,881,567 (547,957) --------------- $ 3,744,936 ==========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31
of each year:

DECEMBER 31,
SERIES 2	2000 ----	1999 ----	1998 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,037,305
 19,005,313
         770
---------------
$21,043,388
=========

$   471,487
 23,050,161
---------------
 23,521,648
---------------

  (2,461,788)
     (16,472)
---------------
  (2,478,260)
---------------
$21,043,388
=========

$ 4,076,622
---------------
  1,761,220
  2,039,917
    893,266
---------------
  4,694,403
---------------
$  (617,781)
=========
$     (6,178)
=========
$  (611,603)

     535,110
----------------
$   (76,493)
=========

$ 1,877,161
 19,889,312
       2,370
---------------
$21,768,843
=========

$   486,993
 23,110,828
---------------
 23,597,821
---------------

  (1,833,812)
       4,834
---------------
  (1,828,978)
---------------
$21,768,843
=========

$ 4,012,320
---------------
  1,794,189
  2,044,746
    897,242
---------------
  4,736,177
---------------
$  (723,857)
=========
$     (7,239)
=========
$  (716,618)

     601,074
----------------
$  (115,544)
=========

$ 1,786,180
 20,780,885
      10,554
---------------
$22,577,619
=========

$   488,583
 23,166,342
---------------
 23,654,925
---------------

  (1,105,102)
      27,796
---------------
  (1,077,306)
---------------
$22,577,619
=========

$ 4,033,895
---------------
  1,709,810
  2,114,068
    919,877
---------------
  4,743,755
---------------
$  (709,860)
=========
$     (7,099)
=========
$  (702,761)

     575,862
----------------
$  (126,899)
=========

As of December 31, 2000, the largest Project Partnership constituted 12.3% and 14.4%, and as of December 31,
 1999 the largest Project Partnership constituted 12.1% and 14.0% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31
 of each year:

DECEMBER 31,
SERIES 3	2000 ----	1999 ----	1998 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,203,617
 16,040,624
    190,282
---------------
$18,434,523
=========

$   515,063
 21,568,724
--------------
 22,083,787
--------------

  (3,830,418)
    181,154
--------------
  (3,649,264)
--------------
$18,434,523
=========

$ 3,921,448
---------------
  1,782,758
  1,943,451
    941,538
---------------
  4,667,747
---------------
$  (746,299)
=========
$   (10,887)
=========
$  (735,412)

    709,318
---------------
$   (26,094)
=========

$ 2,165,819
 16,926,832
     198,916
----------------
$19,291,567
=========

$   491,796
 21,648,149
---------------
 22,139,945
---------------

(3,068,148)
    219,770
---------------
  (2,848,378)
---------------
$19,291,567
=========

$ 3,900,623
---------------
  1,681,735
  2,006,761
  1,213,599
---------------
  4,902,095
---------------
$(1,001,472)
=========
$   (13,453)
=========
$  (988,019)

    873,319
---------------
$  (114,700)
=========

$ 2,135,449
 18,061,080
    212,500
---------------
$20,409,029
=========

$   479,070
 21,720,128
---------------
 22,199,198
---------------

(2,052,234)
    262,065
---------------
  (1,790,169)
---------------
$20,409,029
=========

$ 3,873,356
---------------
  1,613,589
  2,009,194
    913,619
---------------
  4,536,402
---------------
$  (663,046)
=========
$     (8,623)
=========
$  (654,423)

    548,603
---------------
$  (105,820)
=========

As of December 31, 2000, the largest Project Partnership constituted 6.6% and 6.5%, and as of December 31,
1999 the largest Project Partnership constituted 6.6% and 6.4% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December
 31 of each year:

DECEMBER 31,
SERIES 4	2000 ----	1999 ----	1998 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

       Net loss

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,319,692
 22,426,102
       8,059
---------------
$24,753,853
=========

$   629,914
 26,375,576
--------------
 27,005,490
--------------

  (2,353,411)
    101,774
--------------
  (2,251,637)
--------------
$24,753,853
=========

$ 4,552,896
---------------
  2,321,963
  2,113,809
    976,176
---------------
  5,411,948
---------------
$  (859,052)
=========
$   (11,904)
=========
$  (847,148)

    592,985
---------------
$  (254,163)
=========

$ 2,375,444
 23,334,011
       8,431
---------------
$25,717,886
=========

$   620,178
 26,444,765
---------------
 27,064,943
---------------

  (1,495,788)
    148,731
--------------
  (1,347,057)
---------------
$25,717,886
=========

$ 4,625,537
---------------
  2,093,013
  2,276,169
    983,083
---------------
  5,352,265
---------------
$  (726,728)
=========
$   (22,642)
=========
$  (704,086)

    528,263
---------------
$  (175,823)
=========

$ 2,258,054
 24,296,782
      18,066
---------------
$26,572,902
=========

$   630,630
 26,508,044
---------------
 27,138,674
---------------

    (759,474)
     193,702
----------------
    (565,772)
----------------
$26,572,902
=========

$ 4,613,372
---------------
  2,025,711
  2,296,338
  1,016,293
---------------
  5,338,342
---------------
$  (724,970)
=========
$     (9,540)
=========
$  (715,430)

    506,511
---------------
$  (208,919)
=========

As of December 31, 2000, the largest Project Partnership constituted 6.2% and 5.9%, and as of December 31,
1999 the largest Project Partnership constituted 5.0% and 6.1% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December
 31 of each year:

DECEMBER 31,
SERIES 5	2000 ----	1999 ----	1998 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,911,097
 28,099,333
       2,552
----------------
$31,012,982
=========

$   733,324
 32,564,539
---------------
 33,297,863
--------------

  (2,139,036)
    (145,845)
---------------
  (2,284,881)
---------------
$31,012,982
=========

$ 5,291,101
---------------
  2,708,108
  2,277,520
  1,283,498
--------------
  6,269,126
--------------
$  (978,025)
=========
$     (9,780)
=========
$  (968,245)

    788,480
--------------
$  (179,765)
=========

$ 2,903,343
 29,235,956
       2,552
---------------
$32,141,851
=========

$   720,555
 32,658,604
---------------
 33,379,159
---------------

  (1,136,314)
    (100,994)
---------------
  (1,237,308)
---------------
$32,141,851
=========

$ 5,614,817
---------------
  2,570,893
  2,658,463
  1,286,201
---------------
  6,515,557
---------------
$  (900,740)
=========
$     (9,008)
=========
$  (891,732)

    713,592
---------------
$  (178,140)
========

$ 2,744,515
 30,448,363
       2,552
---------------
$33,195,430
=========

$   772,090
 32,747,276
---------------
 33,519,366
---------------

    (216,969)
    (106,967)
----------------
    (323,936)
----------------
$33,195,430
=========

$ 5,629,872
---------------
  2,521,833
  2,785,745
  1,312,998
---------------
  6,620,576
---------------
$  (990,704)
=========
$     (9,907)
=========
$  (980,797)

    680,755
---------------
$  (300,042)
=========

As of December 31, 2000, the largest Project Partnership constituted 8.0% and 8.6%, and as of December 31,
1999 the largest Project Partnership constituted 8.0% and 8.4% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of
December 31 of each year:

DECEMBER 31,
SERIES 6	2000 ----	1999 ----	1998 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 3,196,719
 31,966,534
       4,857
---------------
$35,168,110
=========

$   697,789
 35,341,376
---------------
 36,039,165
---------------

   (576,890)
   (294,165)
---------------
   (871,055)
---------------
$35,168,110
=========

$ 5,737,151
---------------
  2,604,025
  2,715,299
  1,337,714
---------------
  6,657,038
---------------
$  (919,887)
=========
$   (12,093)
=========
$  (907,794)

   523,064
--------------
$  (384,730)
========

$ 3,056,225
 33,193,532
       8,088
---------------
$36,257,845
=========

$   670,941
 35,487,112
---------------
 36,158,053
---------------

    354,389
    254,597)
---------------
      99,792
---------------
$36,257,845
=========

$ 5,831,193
---------------
  2,459,553
  2,875,156
  1,371,839
---------------
  6,706,548
---------------
$  (875,355)
=========
$   (11,452)
=========
$  (863,903)

   430,306
--------------
$  (433,597)
========

$ 3,052,306
 34,406,433
      21,638
---------------
$37,480,377
=========

$   816,353
 35,619,894
---------------
 36,436,247
---------------

  1,248,290
   (204,160)
---------------
  1,044,130
---------------
$37,480,377
=========

$ 5,796,738
---------------
  2,473,136
  2,902,662
  1,414,757
---------------
  6,790,555
---------------
$  (993,817)
=========
$   (11,906)
=========
$  (981,911)

   380,506
--------------
$  (601,405)
=========

As of December 31, 2000, the largest Project Partnership constituted 6.5% and 6.0%, and as of December 31,
1999 the largest Project Partnership constituted 6.7% and 5.8% of the combined total assets by series and combined total revenues by series, respectively.

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of
December 31 of each year:

DECEMBER 31,
TOTAL SERIES 2 - 6	2000 ----	1999 ----	1998 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 12,668,430
 117,537,906
      206,520
-----------------
$130,412,856
==========

$  3,047,577
 138,900,376
----------------
 141,947,953
----------------

 (11,361,543)
    (173,554)
----------------
 (11,535,097)
----------------
$130,412,856
==========

$ 23,579,218
----------------
  11,178,074
  11,089,996
   5,432,192
----------------
  27,700,262
----------------
$ (4,121,044)
=========
$    (50,842)
=========
$ (4,070,202)

   3,148,957
---------------
$   (921,245)
=========

$ 12,377,992
 122,579,643
      220,357
-----------------
$135,177,992
==========

$  2,990,463
 139,349,458
----------------
 142,339,921
----------------

  (7,179,673)
      17,744
----------------
  (7,161,929)
----------------
$135,177,992
==========

$ 23,984,490
----------------
  10,599,383
  11,861,295
   5,751,964
----------------
  28,212,642
----------------
$ (4,228,152)
==========
$    (63,794)
==========
$ (4,164,358)

   3,146,554
----------------
$ (1,017,804)
==========

$ 11,976,504
 127,993,543
      265,310
-----------------
$140,235,357
==========

$  3,186,726
 139,761,684
-----------------
 142,948,410
-----------------

  (2,885,489)
     172,436
----------------
  (2,713,053)
-----------------
$140,235,357
==========

$ 23,947,233
----------------
  10,344,079
  12,108,007
   5,577,544
----------------
  28,029,630
-----------------
$ (4,082,397)
==========
$    (47,075)
==========
$ (4,035,322)

   2,692,237
----------------
$ (1,343,085)
==========

   The Partnership's equity by Series as reflected by the Project Partnerships differs from the Partnership's Investments in Project Partnerships before acquisition fees and expenses and amortization by Series primarily because of suspended losses on the Partnerships books and differences in the accounting treatment of miscellaneous items.

   By Series these differences are as follows:

	Equity Per Project Partnership ------------------------	Equity Per Partnership ----------------------
Series 2	$(2,461,788)	$(184,644)
Series 3	(3,830,418)	(340,196)
Series 4	(2,353,411)	(223,372)
Series 5	(2,139,036)	228,273
Series 6	(576,890)	969,422

   The report of the independent certified public accountants with respect to the financial statements of one Project
 Partnership expressed substantial doubt as to the Project Partnership's ability to continue as a going concern.
Gateway's net investment in this Project Partnership at March 31, 2001 and 2000 is zero. Gateway's original investment in the Project Partnership approximated $176,850. Through December 31, 2000, the Project Partnership
 has had recurring losses from operations and has a net capital deficiency.

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the
 Partnership income (loss) for tax purposes:

SERIES 2	2001 ----	2000 ----	1999 ----
Net Loss per Financial Statements	$(123,576)	$(166,538)	$(221,305)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(607,544)	(667,867)	(665,541)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(1,157)	(42,530)	37,811
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	34,070 2,074 (7,170) ------------	35,353 46,550 (6,936) ------------	31,029 5,270 (3,839) ------------
Partnership loss for tax purposes as of December 31	$(703,303) ========	$(801,968) ========	$(816,575) ========
	December 31, 2000 ------------	December 31, 1999 ------------	December 31, 1998 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$1,007,776 ========	$1,030,466 ========	$1,030,466 ========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                                                                 Financial                  Tax
                                                                 Reporting                 Reporting
                                                                 Purposes                  Purposes              Differences
Investments in Local
  Limited Partnerships                                $ 124,529                $(3,193,522)         $ 3,318,051

Other Assets                                             $ 510,223                $ 1,233,604          $  (723,381)

Liabilities                                                   $ 442,987                $       3,062           $   439,925

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the
 Partnership income (loss) for tax purposes:

SERIES 3	2001 ----	2000 ----	1999 ----
Net Loss per Financial Statements	$ (58,677)	$ (147,068)	$ (187,324)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(729,147)	(617,452)	(559,823)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	2,342	(48,955)	53,171
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	23,675 (320) (22,645) ------------	22,159 43,005 (14,514) ------------	13,609 9,979 (34,964) ------------
Partnership loss for tax purposes as of December 31	$ (784,772) =========	$ (762,825) =========	$ (705,352) =========
	December 31, 2000 --------------	December 31, 1999 --------------	December 31, 1998 --------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 246,310 =========	$ 379,668 =========	$ 904,132 =========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                                                                  Financial                 Tax
                                                                  Reporting                Reporting
                                                                  Purposes                 Purposes             Differences

Investments in Local
  Limited Partnerships                                 $  71,138               $(3,105,816)         $3,176,954

Other Assets                                              $ 441,163              $ 1,085,153           $ (643,990)

Liabilities                                                    $ 344,716              $       3,192            $  341,524

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the
 Partnership income (loss) for tax purposes:

SERIES 4	2001 ----	2000 ----	1999 ----
Net Loss per Financial Statements	$ (311,663)	$ (235,491)	$ (348,671)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(733,176)	(657,984)	(611,767)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(255)	(81,152)	68,041
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	34,814 5,852 (11,033) ------------	35,656 85,586 (7,650) ------------	32,527 13,104 (4,384) ------------
Partnership loss for tax purposes as of December 31	$(1,015,461) ========	$ (861,035) ========	$ (851,150) =========
	December 31, 2000 ------------	December 31, 1999 ------------	December 31, 1998 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 1,157,673 ===========	$ 1,177,677 ===========	$ 1,177,677 ===========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                                                                 Financial                   Tax
                                                                 Reporting                  Reporting
                                                                 Purposes                   Purposes              Differences
Investments in Local
  Limited Partnerships                                $ 223,689                 $(3,570,270)        $3,793,959

Other Assets                                             $ 583,380                  $ 1,404,735         $ (821,355)

Liabilities                                                   $ 439,760                  $       4,037          $  435,723

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

SERIES 5	2001 ----	2000 ----	1999 ----
Net Loss per Financial Statements	$ (248,131)	$ (243,982)	$ (403,555)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(866,880)	(831,003)	(828,115)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	4,320	(30,361)	12,889
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	36,613 5,883 (17,118) ------------	38,069 35,067 (14,529) ------------	34,182 14,276 (3,133) ------------
Partnership loss for tax purposes as of December 31	$(1,085,313) ========	$(1,046,739) ========	$(1,173,456) ========
	December 31, 2000 ------------	December 31, 1999 ------------	December 31, 1998 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 1,432,923 ========	$ 1,432,448 ========	$ 1,432,378 ========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                                                                      Financial                Tax
                                                                      Reporting              Reporting
                                                                      Purposes               Purposes                Differences
Investments in Local
  Limited Partnerships                                     $ 752,227             $(2,837,933)          $  3,590,160

Other Assets                                                  $ 767,004             $ 1,781,886            $(1,014,882)

Liabilities                                                        $ 458,089             $       4,797             $    453,292

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

SERIES 6	2001 ----	2000 ----	1999 ----
Net Loss per Financial Statements	$ (481,031)	$ (531,947)	$ (701,324)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(734,221)	(667,038)	(642,061)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	1,053	894	(7,368)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	49,073 14,175 (8,057) ------------	51,057 10,829 (3,915) ------------	47,319 17,305 (1,325) -----------
Partnership loss for tax purposes as of December 31	$(1,159,008) ========	$(1,140,120) ========	$(1,287,454) ========
	December 31, 2000 ------------	December 31, 1999 ------------	December 31, 1998 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 1,690,085 ========	$ 1,690,086 ========	$ 1,689,792 ========

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                                                                    Financial                 Tax
                                                                    Reporting                Reporting
                                                                    Purposes                 Purposes               Differences
Investments in Local
  Limited Partnerships                                   $ 1,584,877           $(1,743,670)          $ 3,328,547

Other Assets                                                $   779,387            $ 1,943,869           $(1,164,482)

Liabilities                                                      $  559,937             $        5,349           $    554,588

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:

TOTAL SERIES 2 - 6	2001 ----	2000 ----	1999 ----
Net Loss per Financial Statements	$(1,223,078)	$(1,325,026)	$(1,862,179)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(3,670,968)	(3,441,344)	(3,307,307)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	6,303	(202,104)	164,544
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	178,245 27,664 (66,023) ------------	182,294 221,037 (47,544) ------------	158,666 59,934 (47,645) ------------
Partnership loss for tax purposes as of December 31	$(4,747,857) =========	$(4,612,687) =========	$(4,833,987) =========

   The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $3,318,000 higher for Series 2, $3,420,000 higher for Series 3, $3,794,000 higher for Series 4, $3,590,000 higher for Series 5 and $3,328,000 higher for Series 6 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

   The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2001 are as follows:

                                                              Financial                   Tax
                                                              Reporting                  Reporting
                                                              Purposes                   Purposes                Differences

Investments in Local
  Limited Partnerships                             $2,756,460               $(14,451,211)       $17,207,671

Other Assets                                          $3,081,157               $   7,449,247         $(4,368,090)

Liabilities                                                $2,245,489               $        20,437         $ 2,225,052

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 2
Year 2001                              Quarter 1            Quarter 2            Quarter 3          Quarter 4
                                              6/30/2000           9/30/2000          12/31/2000        3/31/2001

Total Revenues                       $    8,701            $     8,761           $    8,515           $   8,155

Net Income (Loss)                 $ (67,552)           $ (73,068)           $  16,655           $     389

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding          $  (10.90)            $   (11.79)           $     2.69            $    0.06

Series 3
Year 2001                              Quarter 1             Quarter 2            Quarter 3           Quarter 4
                                              6/30/2000            9/30/2000          12/31/2000         3/31/2001

Total Revenues                       $    7,368            $    7,682              $    7,395           $  29,940

Net Income (Loss)                 $ (23,998)           $ (24,576)            $ (13,401)          $    3,298

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding          $    (4.35)            $    (4.46)             $    (2.44)           $     0.60

Series 4
Year 2001                              Quarter 1             Quarter 2             Quarter 3            Quarter 4
                                             6/30/2000            9/30/2000            12/31/2000         3/31/2001

Total Revenues                      $    9,724             $   10,110             $     9,814           $  21,497

Net Income (Loss)                $ (78,780)            $ (78,697)             $ (56,387)          $ (97,799)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding         $  (11.28)             $  (11.27)              $    (8.07)           $  (14.00)

Series 5
Year 2001                            Quarter 1              Quarter 2               Quarter 3            Quarter 4
                                           6/30/2000              9/30/2000             12/31/2000           3/31/2001

Total Revenues                    $  12,609              $  13,042               $  12,642             $  25,951

Net Income (Loss)              $ (84,676)             $ (94,498)             $ (26,885)            $ (42,072)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding       $    (9.73)              $  (10.86)              $    (3.09)             $    (4.83)

Series 6
Year 2001                            Quarter 1             Quarter 2               Quarter 3              Quarter 4
                                           6/30/2000             9/30/2000             12/31/2000           3/31/2001

Total Revenues                    $  12,500              $   12,759              $   12,276            $  20,006

Net Income (Loss)              $(151,225)            $(184,659)            $(100,280)           $ (44,867)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding       $   (14.82)             $   (18.09)             $      (9.82)           $    (4.40)

Series 2 - 6
Year 2001                           Quarter 1              Quarter 2               Quarter 3              Quarter 4
                                           6/30/2000            9/30/2000             12/31/2000            3/31/2001

Total Revenues                    $  50,902              $   52,354             $    50,642            $ 114,531

Net Income (Loss)              $(406,231)            $(455,498)            $(180,298)           $(181,051)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding       $  (10.91)              $   (12.24)             $     (4.84)            $     (4.86)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 2
Year 2000                          Quarter 1               Quarter 2               Quarter 3              Quarter 4
                                          6/30/1999              9/30/1999             12/31/1999           3/31/2000

Total Revenues                  $    7,982                $    8,235                $    8,413            $  15,568

Net Income (Loss)            $ (59,519)               $ (94,240)              $ (77,024)           $  64,245

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding     $   (9.60)                 $   (15.21)              $  (12.43)            $    10.37

Series 3
Year 2000                          Quarter 1               Quarter 2                Quarter 3             Quarter 4
                                         6/30/1999               9/30/1999              12/31/1999          3/31/2000

Total Revenues                  $    6,994                $    7,141              $     7,300              $ 29,950

Net Income (Loss)            $ (51,951)               $ (29,357)             $ (74,339)             $   8,579

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding     $   (9.43)                 $    (5.32)              $   (13.49)             $    1.55

Series 4
Year 2000                          Quarter 1               Quarter 2                Quarter 3              Quarter 4
                                          6/30/1999              9/30/1999              12/31/1999           3/31/2000

Total Revenues                   $    9,185              $    9,424                 $    9,707             $  20,681

Net Income (Loss)             $ (95,348)             $ (70,091)               $ (55,555)            $ (14,497)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding      $   (13.65)             $   (10.04)               $    (7.95)             $    (2.07)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 5
Year 2000                          Quarter 1              Quarter 2                Quarter 3              Quarter 4
                                          6/30/1999             9/30/1999              12/31/1999            3/31/2000

 Total Revenues                   $  11,791              $   12,055              $   12,448             $  29,545

Net Income (Loss)             $ (40,175)             $(117,159)            $  (86,344)            $      (304)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding      $    (4.62)              $   (13.46)             $     (9.92)             $    (0.03)

Series 6
Year 2000                         Quarter 1               Quarter 2               Quarter 3               Quarter 4
                                         6/30/1999              9/30/1999             12/31/1999             3/31/2000

Total Revenues                   $    11,275            $   11,485             $   11,905               $  19,569

Net Income (Loss)              $(101,029)           $(294,299)           $(100,090)              $ (36,529)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding       $     (9.90)           $    (28.83)            $     (9.81)               $    (3.58)

Series 2 - 6
Year 2000                          Quarter 1              Quarter 2              Quarter 3                Quarter 4
                                          6/30/1999             9/30/1999            12/31/1999             3/31/2000

Total Revenues                   $   47,227             $   48,340            $   49,773               $ 115,313

Net Income (Loss)             $(348,022)            $(605,146)           $(393,352)             $   21,494

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding      $     (9.35)            $    (16.26)            $   (10.57)              $        .58

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                                                 INDEPENDENT AUDITORS' REPORT
                                                  --------------------------------------------
To the Partners
Springwood Apartments Limited Partnership
Westfield, New York

We have audited the accompanying balance sheets of Springwood Apartments Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2001 on our consideration of Springwood Apartments Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 19, 2001

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                                                 INDEPENDENT AUDITORS' REPORT
                                                  -------------------------------------------
To the Partners
Cherrytree Apartments Limited Partnership
Albion, Pennsylvania

We have audited the accompanying balance sheets of Cherrytree Apartments Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherrytree Apartments Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 18, 2001 on our consideration of Cherrytree Apartments Limited Partnership internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 18, 2001

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                                                 INDEPENDENT AUDITORS' REPORT
                                                --------------------------------------------
To the Partners
Wynnwood Commons Associates Limited Partnership
Fairchance, Pennsylvania

We have audited the accompanying balance sheets of Wynnwood Commons Associates Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wynnwood Common Associates Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2001 on our consideration of Wynnwood Commons Associates Limited Partnership internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 19, 2001

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                                                    INDEPENDENT AUDITORS' REPORT
                                                   --------------------------------------------
To the Partners
Stony Creek Commons Limited Partnership
Hooversville, Pennsylvania

We have audited the accompanying balance sheets of Stony Creek Commons Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stony Creek Commons Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 19, 2001 on our consideration of Stony Creek Commons Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 19, 2001

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                                          INDEPENDENT AUDITORS' REPORT
                                                         --------------------------------------------
To the Partners
Richland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Richland Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1848044, as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richland Elderly Housing, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of the Richland Elderly Housing, Ltd.'s internal control structure and a report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                                          INDEPENDENT AUDITORS' REPORT
                                                         -------------------------------------------
To the Partners
Pearson Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Pearson Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1848042, as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pearson Elderly Housing, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of the Pearson Elderly Housing, Ltd.'s internal control structure and a report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                                      INDEPENDENT AUDITORS' REPORT
                                                      -------------------------------------------
To the Partners
Lake Park Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lake Park Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1844429, as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Park Apartments, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of the Lake Park Apartments, Ltd.'s internal control structure and a report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                                          INDEPENDENT AUDITORS' REPORT
                                                           ------------------------------------------
To the Partners
Lakeland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lakeland Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1898054, as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Elderly Housing, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of the Lakeland Elderly Housing, Ltd.'s internal control structure and report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                                                            INDEPENDENT AUDITORS' REPORT
                                                             ------------------------------------------
To the Partners of
Woodland Terrace

We have audited the accompanying balance sheets of WOODLAND TERRACE APARTMENTS, LTD. (USDA Rural Development Case No. 10-017-581854412), a limited partnership, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOODLAND TERRACE APARTMENTS, LTD. as of December 31, 2000 and 1999, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001, on our consideration of WOODLAND TERRACE APARTMENTS, LTD.'s internal control and a report dated January 25, 2001, on its compliance with laws and regulations applicable to the financial statements.

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

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia
January 25, 2001

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, Georgia 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                                                       INDEPENDENT AUDITORS' REPORT
                                                        -----------------------------------------
To the Partners of
Manchester Housing, Ltd.

We have audited the accompanying balance sheet of MANCHESTER HOUSING, LTD. (USDA Rural Development Case No. 10-099-581845215), a limited partnership, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANCHESTER HOUSING, LTD. as of December 31, 2000 and 1999, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001, on our consideration of MANCHESTER HOUSING, LTD.'s internal control and a report dated January 25, 2001, on its compliance with laws and regulations applicable to the financial statements.

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
January 25, 2001

Davis, Nichols & Associates LLP
3555 North Crossing Circle
Valdosta, GA 31602
PHONE:  912-247-9801
FAX:  912-244-7704

                                                          INDEPENDENT AUDITORS' REPORT
                                                          -------------------------------------------
To the Partners
Heritage Villas, L.P.
McRae, Georgia

We have audited the accompanying balance sheets of Heritage Villas, L.P. (a limited partnership), Federal ID #: 58-1898056, as of December 31, 2000 and 1999, and the related statements of income, partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Villas, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 5, 2001 on our consideration of Heritage Villas, L.P.'s internal control structure and its compliance with laws and regulations.

/s/ Davis, Nichols & Associates LLP
Certified Public Accountants and Consultants

February 5, 2001

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                                                           INDEPENDENT AUDITORS' REPORT
                                                           -------------------------------------------
To the Partners of
Crisp Properties, L.P.

We have audited the accompanying balance sheets of CRISP PROPERTIES, L.P. (USDA Rural Development Case No. 10-017-581854412), as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRISP PROPERTIES, L.P. as of December 31, 2000 and 1999, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of CRISP PROPERTIES, L.P.'s internal control and a report dated January 25, 2001 on its compliance with laws and regulations applicable to the financial statements.

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

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

January 25, 2001

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                                                           INDEPENDENT AUDITORS' REPORT
                                                           -------------------------------------------
To the Partners of
Blackshear Apartments, L.P. Phase II

We have audited the accompanying balance sheets of BLACKSHEAR APARTMENTS, L.P. PHASE II (USDA Rural Development Case No. 10-040-581925616), a limited partnership, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLACKSHEAR APARTMENTS, L.P. PHASE II as of December 31, 2000 and 1999, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of BLACKSHEAR APARTMENTS, L.P. PHASE II'S internal control and a report dated January 25, 2001 on its compliance with laws and regulations applicable to financial statements.

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

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

January 25, 2001

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                                         INDEPENDENT AUDITORS' REPORT
                                                    -----------------------------------------
To the Partners
Crawford Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Crawford Rental Housing, L.P. (a limited partnership), Federal ID #: 58-1850761, as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crawford Rental Housing, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of Crawford Rental Housing, L.P.'s internal control structure and a report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                                    INDEPENDENT AUDITORS' REPORT
                                                    -------------------------------------------
To the Partners
Shellman Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Shellman Housing, L.P. (a limted partnership), Federal ID No. 58-1917615, as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shellman Housing L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of the Shellman Housing L.P.'s internal control structure and a report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                                        INDEPENDENT AUDITORS' REPORT
                                                        --------------------------------------------
To the Partners
Greensboro Properties, L.P., Phase II
Valdosta, Georgia

We have audited the accompanying balance sheets of Greensboro Properties, L.P., Phase II (a limited partnership), Federal ID No.: 58-1915804 as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greensboro Properties, L.P., Phase II as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of the Greensboro Properties, L.P., Phase II's internal control structure and a report dated January 25, 2001 on it's compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                                             INDEPENDENT AUDITORS' REPORT
                                                             -------------------------------------------
To the Partners
Dawson Elderly, L.P.
Dawson, Georgia

We have audited the accompanying balance sheets of Dawson Elderly, L.P. (a limited partnership), Federal ID No.: 58-1966658 as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Elderly, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 25, 2001 on our consideration of Dawson Elderly, L.P.'s internal control structure and a report dated January 25, 2001 on it's compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                                                        INDEPENDENT AUDITORS' REPORT
                                                         -------------------------------------------
To the Partners
Piedmont Development Company of Lamar
    County, LTD.

We have audited the accompanying balance sheets of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD. as of December 31, 2000 and 1999, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2001, on our consideration of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD.'s internal control and a report dated February 9, 2001, on its compliance with laws and regulations applicable to the financial statements.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia

February 9, 2001

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                                            INDEPENDENT AUDITORS' REPORT
                                                            -------------------------------------------
To the Partners
Sylacauga Heritage Apartments Ltd.
Sylacauga, Alabama

We have audited the accompanying balance sheets of Sylacauga Heritage Apartments, Ltd., a limited partnership, RHS Project No.: 01-061-631025601 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Heritage Apartments, Ltd., RHS Project No.: 01-061-631025601 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 2001 on our consideration of Sylacauga Heritage Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 22, 2001

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                                                                INDEPENDENT AUDITORS' REPORT
                                                                 -------------------------------------------

To the Partners
LOGANSPORT SENIORS APARTMENTS

We have audited the accompanying balance sheets of LOGANSPORT SENIORS APARTMENTS, RHS PROJECT NO. 22-016-721126743 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOGANSPORT SENIORS APARTMENTS as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 2001 on our consideration of LOGANSPORT SENIORS APARTMENTS's internal control and a report dated February 23, 2001 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P
Certified Public Accountants

Metairie, Louisiana
February 23, 2001

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                                                          INDEPENDENT AUDITORS' REPORT
                                                           -------------------------------------------
To the Partners
TARPON HEIGHTS APARTMENTS

We have audited the accompanying balance sheets of TARPON HEIGHTS APARTMENTS, RHS PROJECT NO. 22-029-721103419 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TARPON HEIGHTS APARTMENTS, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 2001 on our consideration of TARPON HEIGHTS APARTMENT's internal control and a report dated February 23, 2001 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 23, 2001

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                                                         INDEPENDENT AUDITORS' REPORT
                                                          -------------------------------------------
To the Partners
THE OAKS APARTMENTS

We have audited the accompanying balance sheets of THE OAKS APARTMENTS, RHS PROJECT NO. 22-002-721144868 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE OAKS APARTMENTS as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 2001 on our consideration of THE OAKS APARTMENTS's internal control and a report dated February 22, 2001 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 22, 2001

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                                                          INDEPENDENT AUDITORS' REPORT
                                                          -------------------------------------------
To the Partners
SONORA SENIORS APARTMENTS

We have audited the accompanying balance sheets of SONORA SENIORS APARTMENTS, RHS PROJECT NO. 51-018-721125480 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SONORA SENIORS APARTMENTS as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2001 on our consideration of SONORA SENIORS APARTMENT's internal control and a report dated February 21, 2001 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 21, 2001

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                                                      INDEPENDENT AUDITORS' REPORT
                                                      --------------------------------------------

To the Partners
FREDERICKSBURG SENIORS APARTMENTS, LTD.

We have audited the accompanying balance sheets of FREDERICKSBURG SENIORS APARTMENTS, LTD., RHS PROJECT NO. 49-086-721150308 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FREDERICKSBURG SENIORS APARTMENTS, LTD. as of December 31, 2000 and 1999 and the results of its operations, changes in partners equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2001 on our consideration of FREDERICKSBURG SENIORS APARTMENTS, LTD.'s internal control and a report dated February 21, 2001 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 21, 2001

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                                                                INDEPENDENT AUDITORS' REPORT
                                                                 ----------------------------------------
To the Partners
BRACKETTVILLE SENIORS APARTMENTS, LTD.

We have audited the accompanying balance sheets of BRACKETTVILLE SENIORS APARTMENTS, LTD., RHS PROJECT NO. 50-036-721150307 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRACKETTVILLE SENIORS APARTMENTS, LTD. as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2001 on our consideration of BRACKETTVILLE SENIORS APARTMENTS, LTD.'s internal control and a report dated February 20, 2001 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 20, 2001

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                                                       INDEPENDENT AUDITORS' REPORT
                                                        ------------------------------------------
To the Partners
TIMPSON SENIORS APARTMENTS

We have audited the accompanying balance sheets of TIMPSON SENIORS APARTMENTS, RHS PROJECT NO. 51-010-721152460 as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIMPSON SENIORS APARTMENTS as of December 31, 2000 and 1999 and the results of its operations and changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 2001 on our consideration of TIMPSON SENIORS APARTMENT's internal control and a report dated February 22, 2001 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 22, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                                            INDEPENDENT AUDITORS' REPORT
                                                            -------------------------------------------
Partners
Charleston Properties, A Limited Partnership
D/B/A Wingate Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of CHARLESTON PROPERTIES, A LIMITED PARTNERSHIP, D/B/A WINGATE APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CHARLESTON PROPERTIES, A LIMITED PARTNERSHIP, D/B/A WINGATE APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnerships's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                                               INDEPENDENT AUDITORS' REPORT
                                                               -------------------------------------------
Partners
Sallisaw Properties II, A Limited Partnership
D/B/A Mayfair Place II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SALLISAW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE II APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SALLISAW PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE II APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                                       INDEPENDENT AUDITORS' REPORT
                                                       -------------------------------------------
Partners
Pocola Properties, A Limited Partnership
D/B/A North Gate Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of POCOLA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A NORTH GATE APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POCOLA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A NORTH GATE APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                                          INDEPENDENT AUDITORS' REPORT
                                                          -------------------------------------------
Partners
Poteau Properties II, A Limited Partnership
D/B/A North Pointe Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of POTEAU PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A NORTH POINTE APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POTEAU PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A NORTH POINTE APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                                        INDEPENDENT AUDITORS' REPORT
                                                        ------------------------------------------
Partners
Nowata Properties, A Limited Partnership
D/B/A Cross Creek II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of NOWATA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A CROSS CREEK II APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NOWATA PROPERTIES, A LIMITED PARTNERSHIP, D/B/A CROSS CREEK II APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 8, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                                         INDEPENDENT AUDITORS' REPORT
                                                         -------------------------------------------
Partners
Sallisaw Properties, A Limited Partnership
D/B/A Mayfair Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SALLISAW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SALLISAW PROPERTIES, A LIMITED PARTNERSHIP, D/B/A MAYFAIR PLACE APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                                      INDEPENDENT AUDITORS' REPORT
                                                      -------------------------------------------
Partners
Roland Properties II, A Limited Partnership
D/B/A Woodland Hills II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of ROLAND PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A WOODLAND HILLS II APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ROLAND PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A WOODLAND HILLS II APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                                         INDEPENDENT AUDITORS' REPORT
                                                          ------------------------------------------
Partners
Stilwell Properties, A Limited Partnership
D/B/A Skywood Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of STILWELL PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SKYWOOD APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STILWELL PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SKYWOOD APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                                             INDEPENDENT AUDITORS' REPORT
                                                             -------------------------------------------
Partners
Stilwell Properties II, A Limited Partnership
D/B/A Skywood II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of STILWELL PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A SKYWOOD II APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STILWELL PROPERTIES II, A LIMITED PARTNERSHIP, D/B/A SKYWOOD II APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson
Certified Public Accountant

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                                          INDEPENDENT AUDITORS' REPORT
                                                          -------------------------------------------
Partners
Westville Properties, A Limited Partnership
D/B/A Greystone Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of WESTVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A GREYSTONE PLACE APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WESTVILLE PROPERTIES, A LIMITED PARTNERSHIP, D/B/A GREYSTONE PLACE APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                                          INDEPENDENT AUDITORS' REPORT
                                                          -------------------------------------------
Partners
Mill Creek Properties V, A Limited Partnership
D/B/A Mill Creek Apartments V
Fort Smith, Arkansas

We have audited the accompanying balance sheets of MILL CREEK PROPERTIES V, A LIMITED PARTNERSHIP, D/B/A MILL CREEK APARTMENTS V as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MILL CREEK PROPERTIES V, A LIMITED PARTNERSHIP, D/B/A MILL CREEK APARTMENTS V as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 8, 2001

Baird, Kurtz, & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                                        INDEPENDENT AUDITORS' REPORT
                                                        -------------------------------------------
Partners
Parsons Properties, A Limited Partnership
D/B/A Silver Stone Place
Fort Smith, Arkansas

We have audited the accompanying balance sheets of PARSONS PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SILVER STONE PLACE as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PARSONS PROPERTIES, A LIMITED PARTNERSHIP, D/B/A SILVER STONE PLACE as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson
Certified Public Accountants

February 8, 2001

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                                          INDEPENDENT AUDITORS' REPORT
                                                          -------------------------------------------
To the Partners
Inverness Club, Ltd., L.P.
(A Georgia Limited Partnership)
Valdosta, Georgia

We have audited the accompanying balance sheets of Inverness Club, Ltd., L.P. (A Georgia Limited Partnership), FmHA Project No.: 09-009-581808620, as of December 31, 2000 and 1999, and the related statements of operations, partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inverness Club, Ltd., L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of Inverness Club, Ltd., L.P.'s internal control structure and a report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2001

 Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                                          INDEPENDENT AUDITORS' REPORT
                                                          -------------------------------------------
To the Partners
Carrollton Club, Ltd., L.P.
(A Georgia Limited Partnership)
Valdosta, Georgia

We have audited the accompanying balance sheets of Carrollton Club, Ltd., L.P., (A Georgia Limited Partnership), FmHA Project No.: 10-22-58188314, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Club, Ltd., L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2001 on our consideration of Carrollton Club, Ltd., L.P.'s internal control structure and a report dated January 23, 2001 on its compliance with laws and regulations.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2001

Grana & Teibel, CPAs, P.C.
300 Corporate Pkwy., Suite 116 N.
Amherst, NY 14226
PHONE: 716-862-4270
FAX: 716-862-0007

                                                               INDEPENDENT AUDITORS' REPORT
                                                               -------------------------------------------
To The Partners of
Lewiston Limited Partnership
Case No. 37-032-161349932
and
RD Rural Housing Director
166 Washington Avenue
Batavia, New York 14020

We have audited the accompanying balance sheets of Lewiston Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewiston Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 2001, on our consideration of Lewiston Limited Partnership's internal control structure and a report dated January 17, 2001, on its compliance with laws and regulations.

/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants

January 17, 2001

Miller & Rose, P.L.L.C.
1309 E. Race Avenue
Searcy, AR 72143
PHONE: 501-268-8356
FAX: 501-268-9362

                                                             INDEPENDENT AUDITORS' REPORT
                                                             -------------------------------------------
Partners
Lancaster House, An Arkansas Limited Partnership
D/B/A Pebble Creek Apartments
351 East 4th Street
Mountain Home, AR 72653

We have audited the accompanying financial statements of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 2000 and 1999, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 2001 on our consideration of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Miller & Rose, P.L.L.C.
Certified Public Accountants

February 23, 2001

Leavitt, Christensen & Co.
9100 W. Blackeagle Dr.
Boise, ID 83709
PHONE: 208-322-6769
FAX: 208-322-7307

                                                               INDEPENDENT AUDITORS' REPORT
                                                               -------------------------------------------
Managing General Partner
Haines Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Haines Associates Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haines Associates Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 25, 2001 on our consideration of Haines Associates Limited Partnership's internal control and on its compliance with laws and regulations.

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

/s/ Leavitt, Christensen & Co.
Certified Public Accountants

January 25, 2001

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Rd. - P.O. Box 19608
Greensboro, NC 27410 (27419)
PHONE: 336-294-4494
FAX: 336-547-0840

                                                           INDEPENDENT AUDITORS' REPORT
                                                           -------------------------------------------
To the Partners
Woodcrest Associates of South Boston, VA, Ltd.
Charlotte, North Carolina

We have audited the accompanying balance sheets of Woodcrest Associates of South Boston, VA, Ltd.(a Virginia limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcrest Associates of South Boston, VA, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

/s/ Bernard Robinson & Company, L.L.P.
Certified Public Accountants

January 31, 2001

 Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 540-669-5531
FAX: 540-669-5576

                                                         INDEPENDENT AUDITORS' REPORT
                                                         -------------------------------------------
To the Partners
Norton Green Limited Partnership

I have audited the accompanying balance sheets of Norton Green Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norton Green Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19, 2001 on my consideration of Norton Green Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

March 19, 2001

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 540-669-5531
FAX: 540-669-5576

                                                           INDEPENDENT AUDITORS' REPORT
                                                           -------------------------------------------
To the Partners
Jonesville Manor Limited Partnership

I have audited the accompanying balance sheets of Jonesville Manor Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jonesville Manor Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19, 2001 on my consideration of Jonesville Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

March 19, 2001

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 540-669-5531
FAX: 540-669-5576

                                                           INDEPENDENT AUDITORS' REPORT
                                                           -------------------------------------------
To the Partners
Blacksburg Terrace Limited Partnership

I have audited the accompanying balance sheets of Blacksburg Terrace Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blacksburg Terrace Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19, 2001 on my consideration of Blacksburg Terrace Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

March 19, 2001

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 540-669-5531
FAX: 540-669-5576

                                                          INDEPENDENT AUDITORS' REPORT
                                                          -------------------------------------------
To the Partners
Newport Village Limited Partnership

I have audited the accompanying balance sheets of Newport Village Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Village Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19, 2001 on my consideration of Newport Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

March 19, 2001

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                                                            INDEPENDENT AUDITORS' REPORT
                                                            -------------------------------------------
To The Partners
Zapata Housing, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Zapata Housing, Ltd.-(A Texas Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zapata Housing, Ltd.- (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 2001, on our consideration of the internal control structure of Zapata Housing, Ltd.- (A Texas Limited Partnership) and a report dated January 30, 2001, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 30, 2001

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                                                        INDEPENDENT AUDITORS' REPORT
                                                        -------------------------------------------
To the Partners
Sinton Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Sinton Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with G enerally Accepted Auditing Standards and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinton Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 2001, on our consideration of the internal control structure of Sinton Retirement, Ltd.- (A Texas Limited Partnership) and a report dated February 5, 2001, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 5, 2001

Gubler and Carter, P.C.
7001 South 900 East, Suite 240
Midvale, UT 84047
PHONE: 801-566-5866
FAX: 801-561-8693

                                                           INDEPENDENT AUDITORS' REPORT
                                                           -------------------------------------------
TO THE PARTNERS
SMITHFIELD GREENBRIAR LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Smithfield Greenbriar Limited Partnership, as of December 31, 2000 and 1999 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Smithfield Greenbriar Limited Partnership, as of December 31, 2000 and 1999 and the results of its operations, changes in partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 6, 2001 on our consideration of Smithfield Greenbriar Limited Partnership's internal control and on its compliance with laws and regulations.

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

/s/ Gubler and Carter, P.C.
Certified Public Accountants
Salt Lake City, Utah
February 6, 2001

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE: 208-336-6800
FAX: 208-343-2381

                                                         INDEPENDENT AUDITORS' REPORT
                                                         -------------------------------------------
To the Partners
Mountain Crest Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Mountain Crest Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Crest Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 3, 2001, on our consideration of Mountain Crest Limited Partnership's internal controls and compliance with laws and regulations.

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

/s/ Roger Clubb
Simmons and Clubb
Certified Public Accountants
Boise, Idaho
February 3, 2001

Berberich Trahan & Co., P.A.
800 S.W. Jackson St., Suite 1300
Topeka, KS 66612-1268
PHONE: 785-234-3427
FAX: 785-233-1768

                                                             INDEPENDENT AUDITORS' REPORT
                                                             -------------------------------------------
The Partners
Eudora Senior Housing, L.P.

We have audited the accompanying balance sheets of Eudora Senior Housing, L.P., RHS Project No. 18-023-481065040, D/B/A Pinecrest Apartments II (Partnership), as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eudora Senior Housing, L.P., RHS Project No. 18-023-481065040, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2001 on our consideration of Eudora Senior Housing, L.P.'s internal control and a report dated January 15, 2001 on its compliance with laws, regulations and contracts. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of this audit.

Berberich Trahan & Co., P.A.
Certified Public Accountants

Topeka, Kansas
January 15, 2001
Audit Principal: Virginia A. Powell
IA Federal ID Number: 48-1066439

Baird, Kurtz & Dobson
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                                              INDEPENDENT AUDITORS' REPORT
                                                              -------------------------------------------
Partners
Spring Hill Housing, L.P., A Limited Partnership
D/B/A Spring Hill Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of SPRING HILL HOUSING, L.P., A LIMITED PARTNERSHIP, D/B/A SPRING HILL APARTMENTS as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SPRING HILL HOUSING, L.P., A LIMITED PARTNERSHIP, D/B/A SPRING HILL APARTMENTS as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz & Dobson
Certified Public Accountants

February 8, 2001

Eide Bailly LLP
200 East 10th St. S., Suite 500 - P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                                                            INDEPENDENT AUDITORS' REPORT
                                                            -------------------------------------------
The Partners
Sunchase II, Ltd.
Watertown, South Dakota

We have audited the accompanying balance sheets of Sunchase II, Ltd. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunchase II, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 2001 on our consideration of Sunchase II, Ltd.'s internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
January 30, 2001

Eide Bailly LLP
200 East 10th St. S., Suite 500 - P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                                                                 INDEPENDENT AUDITORS' REPORT
                                                                 -------------------------------------------
The Partners
Courtyard, Ltd.
Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 2001, on our consideration of Courtyard, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
January 26, 2001

Eide Bailly LLP
200 East 10th St. S., Suite 500 - P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                                                             INDEPENDENT AUDITORS' REPORT
                                                             -------------------------------------------
The Partners
Sunrise, Ltd.
Yankton, South Dakota

We have audited the accompanying balance sheets of Sunrise Ltd. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2001 on our consideration of Sunrise, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
January 23, 2001

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE: 423-756-0052
FAX: 423-267-5945

                                                              INDEPENDENT AUDITORS' REPORT
                                                              -------------------------------------------
To the General Partners of
Southwood, L.P.:

We have audited the accompanying balance sheets of Southwood, L.P. as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 9, management has changed its method of computing depreciation for the year ended December 31, 1999.

In accordance with Government Auditing Standards, we have also issued our report dated January 18, 2001, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 18, 2001

Bob T. Robinson
2084 Dunbarton Drive
Jackson, MS 39216
PHONE: 601-982-3875
FAX: 601-982-3876

                                                           INDEPENDENT AUDITORS' REPORT
                                                           -------------------------------------------
To the Partners
Hazlehurst Manor, L.P.

I have audited the accompanying balance sheets of Hazlehurst Manor L.P. (RD Case Number 28-015-640803081), as of December 31, 2000 and 1999, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hazlehurst Manor, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 27, 2001 on my consideration of the partnership's internal control structure and a report dated February 27, 2001 on its compliance with laws and regulations.

My audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information is presented for the purposes of additional analysis and is not a required part of the financial statements of Hazlehurst Manor, L.P. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

The annual budgets of Hazlehurst Manor, L.P. included the accompanying prescribed form RD1930-7 (Rev 10-96) have not been compiled or examined by me, and, accordingly, I do not express an opinion or any other form of assurance on them.

/s/ Bob T. Robinson
Certified Public Accountant

February 27, 2001
Jackson, Mississippi

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                                         INDEPENDENT AUDITORS' REPORT
                                                         -------------------------------------------
To the Partners
Lakeshore Apartments Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore Apartments, Ltd. a limited partnership, RHS Project No.: 01-044-631014228 as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore Apartments, Ltd., RHS Project No.: 01-044-631014228 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2001 on our consideration of Lakeshore Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 16, 2001

Donald W. Causey & Associates, P.C.
16 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                                       INDEPENDENT AUDITORS' REPORT
                                                        ------------------------------------------
To the Partners
Countrywood Apartments Ltd.
Centerville, Alabama

We have audited the accompanying balance sheets of Countrywood Apartments, Ltd. a limited partnership, RHS Project No.: 01-004-630943678 December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countrywood Apartments, Ltd. RHS Project No.: 01-004-630943678 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2001 on our consideration of Countrywood Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountant

Gadsden, Alabama
February 19, 2001

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                                           INDEPENDENT AUDITORS' REPORT
                                                          --------------------------------------------
To the Partners
Wildwood Apartments Ltd.
Pineville, Louisiana

We have audited the accompanying balance sheets of Wildwood Apartments, Ltd., a limited partnership, RHS Project No.: 22-040-630954515 as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Apartments, Ltd., RHS Project No.: 22-040-630954515 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2001 on our consideration of Wildwood Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 19, 2001

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                                           INDEPENDENT AUDITORS' REPORT
                                                           -------------------------------------------
To the Partners
Meadowcrest Apartments Ltd.
Luverne, Alabama

We have audited the accompanying balance sheets of Meadowcrest Apartments, Ltd. a limited partnership, RHS Project No.: 01-021-631047203 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowcrest Apartments, Ltd. RHS Project No.: 01-021-631047203 as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2000 and 1999, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 2001 on our consideration of Meadowcrest Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 17, 2001

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                                            INDEPENDENT AUDITORS' REPORT
                                                            -------------------------------------------
To the Partners
Seneca Apartments, L.P
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Seneca Apartments, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seneca Apartments, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2001 on our consideration of Seneca Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2001

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                                            INDEPENDENT AUDITORS' REPORT
                                                            -------------------------------------------
To the Partners
Carthage Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Carthage Seniors, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Seniors, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 27, 2001 on our consideration of Carthage Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 27, 2001

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                                            INDEPENDENT AUDITORS' REPORT
                                                            -------------------------------------------
To the Partners
Southwest City Apartments, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Southwest City Apartments, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest City Apartments, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2001 on our consideration of Southwest City Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2001

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                                              INDEPENDENT AUDITORS' REPORT
                                                              -------------------------------------------
To the Partners
Pineville Apartments, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Pineville Apartments, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pineville Apartments, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2001 on our consideration of Pineville Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2001

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                                                INDEPENDENT AUDITORS' REPORT
                                                                -------------------------------------------
To the Partners
Monett Seniors, L.P
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Monett Seniors, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monett Seniors, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2001 on our consideration of Monett Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2001

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                                             INDEPENDENT AUDITORS' REPORT
                                                             -------------------------------------------
To the Partners
Columbus Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Columbus Seniors, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Seniors, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2001 on our consideration of Columbus Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2001

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                                                INDEPENDENT AUDITORS' REPORT
                                                                -------------------------------------------
To the Partners
Arma Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Arma Seniors, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arma Seniors, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 27, 2001 on our consideration of Arma Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 27, 2001

Suellen Doubet, CPA
226 East Cherokee
Wagoner, OK 74467
PHONE: 918-485-8085
FAX: 918-485-3092

                                                        INDEPENDENT AUDITORS' REPORT
                                                        -------------------------------------------
To the Partners
of Yorkshire Retirement Village:

I have audited the accompanying balance sheets of Yorkshire Retirement Village (an Oklahoma Limited Partnership) as of December 31, 2000 and 1999, and the related statement of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yorkshire Retirement Village as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information, "The Schedule of Maintenance Expenses" has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 23, 2001 on my consideration of Yorkshire Retirement Village's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

/s/ Suellen Doubet, CPA
Wagoner, OK 74467

March 23, 2001

Chester M. Kearney
12 Dyer Street
Presque Isle, ME 04769-1550
PHONE: 207-764-3171
FAX: 207-764-6362

                                                             INDEPENDENT AUDITORS' REPORT
                                                             -------------------------------------------
Rural Development Group
d/b/a Ashland Estates
Caribou, Maine
To the Partners

We have audited the accompanying balance sheets of Rural Development Group, d/b/a Ashland Estates, (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Rural Development Group, d/b/a Ashland Estates as of December 31, 2000 and 1999, and the results of its operations, partners' equity (deficit) and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 2001 on our consideration of Rural Development Group, d/b/a Ashland Estates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Chester M. Kearney
Certified Public Accountants

Presque Isle, Maine
January 26, 2001

Richard A. Strauss
1310 Lady Street
9th Floor, Keenan Building
Columbia, SC 29201
PHONE: 803-779-7472
FAX: 803-252-6171

                                                       INDEPENDENT AUDITORS' REPORT
                                                       -------------------------------------------
To the Partners
Scarlett Oaks Limited Partnership
Lexington, South Carolina

I have audited the accompanying balance sheet of Scarlett Oaks Limited Partnership as of December 31, 2000 and 1999, and the related statements of income, expense and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Scarlett Oaks Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scarlett Oaks Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 6, 2001, on my consideration of Scarlett Oaks Limited Partnership's internal control and a report dated February 6, 2001 on its compliance with laws and regulations.

This report is intended for the information of management and the Department of Agriculture, Rural Development. However, this report is a matter of public record and its distribution is not limited.

Respectfully submitted,
/s/ Richard A. Strauss
Certified Public Accountants

Columbia, South Carolina
February 6, 2001

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Drive, Suite 220
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                                                      INDEPENDENT AUDITORS' REPORT
                                                      -------------------------------------------
To The Partners
Brooks Hill Apartments, L.P.

We have audited the accompanying balance sheet of BROOKS HILL APARTMENTS, L.P., as of December 31, 2000 and 1999 and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS HILL APARTMENTS, L.P., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 23, 2001, on our consideration of BROOKS HILL APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione
Certified Public Accountants
Savannah, Georgia
February 23, 2001

K.B. Parrish & Co. LLP
6840 Eagle Highlands Way
Indianapolis, IN 46254-2693
PHONE: 317-347-5200
FAX: 317-347-5211

                                                          INDEPENDENT AUDITORS' REPORT
                                                          -------------------------------------------
To the Partners of
Village Apartments of Seymour II, L.P.
(A Limited Partnership)

We have audited the balance sheets of Village Apartments of Seymour II, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partnership capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Apartments of Seymour II, L.P. at December 31, 2000 and 1999, and the results of its operations, changes in partnership capital (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2001 on our consideration of the partnership's internal control over financial reporting and our tests of its compliance with laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Respectfully submitted,
/s/ K.B. Parrish & Company LLP
Certified Public Accountants

Indianapolis, Indiana
January 26, 2001

Scheiner, Mister & Grandizio, P.A.
1300 Bellona Avenue
Lutherville, MD 21093
PHONE: 410-494-0885
FAX: 410-321-9024

                                                           INDEPENDENT AUDITORS' REPORT
                                                           -------------------------------------------
To the Partners
Frazer Elderly Limited Partnership
Reisterstown, Maryland

We have audited the accompanying balance sheets of Frazer Elderly Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of American and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frazer Elderly Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 2001 on our consideration of the Partnership's internal control and a report dated January 12, 2001 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 9 - 9A is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Scheiner, Mister & Grandizio, P.A.
Certified Public Accountants
January 12, 2001

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE: 614-825-0011
FAX: 614-825-0014

                                                          INDEPENDENT AUDITORS' REPORT
                                                         -------------------------------------------
To the Partners of                                                                                                        Rural Housing Service
Bryan Senior Village Limited Partnership                                                                      Servicing Office
DBA Plaza Senior Village Apartments                                                                          Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Bryan Senior Village Limited Partnership (a limited partnership), DBA Plaza Senior Village Apartments, Case No. 41-086-341561720, as of December 31, 2000 and 1999, and the related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bryan Senior Village Limited Partnership, DBA Plaza Senior Village Apartments, Case No. 41-086-341561720, at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2001, on our consideration of Bryan Senior Village Limited Partnership's internal control and a report dated January 19, 2001, on its compliance with specific requirements applicable to Rural Housing Service Programs.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 19, 2001

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE: 614-825-0011
FAX: 614-825-0014

                                                      INDEPENDENT AUDITORS' REPORT
                                                      -------------------------------------------
To the Partners of                                                                                                      Rural Housing Service
Brubaker Square Limited Partnership                                                                         Servicing Office
DBA Brubaker Square Apartments                                                                            Hillsboro, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Brubaker Square Limited Partnership (a limited partnership), DBA Brubaker Square Apartments, Case No. 41-092-341561718, as of December 31, 2000 and 1999, and the related income statements, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brubaker Square Limited Partnership, DBA Brubaker Square Apartments, Case No. 41-092-341561718, at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2001, on our consideration of Brubaker Square Limited Partnership's internal control and a report dated January 19, 2001, on its compliance with specific requirements applicable to Rural Housing Service Programs.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 19, 2001

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE: 614-825-0011
FAX: 614-825-0014

                                                         INDEPENDENT AUDITORS' REPORT
                                                         -------------------------------------------
To the Partners of                                                                                                         Rural Housing Service
Villa Allegra Limited Partnership                                                                                   Servicing Office
DBA Villa Allegra Apartments                                                                                      Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Villa Allegra Limited Partnership (a limited partnership), DBA Villa Allegra Apartments, Case No. 41-054-341561716, as of December 31, 2000 and 1999, and the related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa Allegra Limited Partnership, DBA Villa Allegra Apartments, Case No. 41-054-341561716, at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2001, on our consideration of Villa Allegra Limited Partnership's internal control and a report dated January 19, 2001, on its compliance with specific requirements applicable to Rural Housing Service Programs.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 19, 2001

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE: 614-825-0011
FAX: 614-825-0014

                                                        INDEPENDENT AUDITORS' REPORT
                                                        -------------------------------------------
To the Partners of                                                                                                          Rural Housing Service
Logan Place Limited Partnership                                                                                    Servicing Office
DBA Logan Place Apartments                                                                                       Marietta, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Logan Place Limited Partnership (a limited partnership), DBA Logan Place Apartments, Case No. 41-037-341643639, as of December 31, 2000 and 1999, and the related income statements, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Place Limited Partnership, DBA Logan Place Apartments, Case No. 41-037-341643639, at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2001, on our consideration of Logan Place Limited Partnership's internal control and a report dated January 19, 2001, on its compliance with specific requirements applicable to Rural Housing Service Programs.

Fentress, Brown, CPA's & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 19, 2001

Duggan, Joiner & Company
334 N.W. Third Avenue
Ocala, FL 34475
PHONE: 352-732-0171
FAX: 352-867-1370

                                                                 INDEPENDENT AUDITORS' REPORT
                                                                 -------------------------------------------
To the Partners
Flagler Beach Villas RRH, Ltd.

We have audited the accompanying basic financial statements of Flagler Beach Villas RRH, Ltd., as of and for the years ended December 31, 2000 and 1999, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Flagler Beach Villas RRH, Ltd. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 2, 2001 on our consideration of Flagler Beach Villas RRH, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Duggan, Joiner & Company
Certified Public Accountants

February 2, 2001

Smith, Lambright & Associates, P.C.
505 E. Tyler - P.O. Box 912
Athens, TX 75751
PHONE: 903-675-5674
FAX: 903-675-5676

                                                             INDEPENDENT AUDITORS' REPORT
                                                             -------   ----------------------------------
To the Owners
Elkhart Apartments Limited
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of the Elkhart Apartments Limited as of December 31, 2000 and 1999, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of the Elkhart Apartments Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States and "U.S. Department of Agriculture, Farmers Home Administration-Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elkhart Apartments Limited as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 26, 2001 on our consideration of the Elkhart Apartments Limited's compliance and on internal control over financial reporting.

Our audit was performed for the purpose of forming an opinion on the financial statements of the Elkhart Apartments Limited, taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants
May 24, 2001

Smith, Lambright & Associates, P.C.
505 E. Tyler - P.O. Box 912
Athens, TX 75751
PHONE: 903-675-5674
FAX: 903-675-5676

                                                             INDEPENDENT AUDITORS' REPORT
                                                             -------------------------------------------
To the Owners
South Timber Ridge Apartments, Ltd.
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of South Timber Ridge Apartments, Ltd. as of December 31, 2000 and 1999, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of South Timber Ridge Apartments, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States and "U.S. Department of Agriculture, Farmers Home Administration- Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Timber Ridge Apartments, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated May 16, 2001 on our consideration of South Timber Ridge Apartments, Ltd.'s compliance and on internal control over financial reporting.

Our audit was performed for the purpose of forming an opinion on the financial statements of South Timber Ridge Apartments, Ltd., taken as a whole. The accompanying supplemental letter is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountant

May 16, 2001

Smith, Lambright & Associates, P.C.
505 E. Tyler - P.O. Box 912
Athens, TX 75751
PHONE: 903-675-5674
FAX: 903-675-5676

                                                          INDEPENDENT AUDITORS' REPORT
                                                          -------------------------------------------
To the Owners
Heritage Drive South, Limited
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of Heritage Drive South, Limited as of December 31, 2000 and 1999, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Heritage Drive South, Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States and "U.S. Department of Agriculture, Farmers Home Administration- Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Drive South, Limited as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 26, 2001 on our consideration of Heritage Drive South, Limited's compliance and on internal control over financial reporting.

Our audit was performed for the purpose of forming an opinion on the financial statements of Heritage Drive South, Limited, taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

/s/ Smith, Lambright & Associates. P.C.
Certified Public Accountants

March 26, 2001

 Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE: 859-223-3095
FAX: 859-223-2143

                                                        INDEPENDENT AUDITORS' REPORT
                                                        -------------------------------------------
To the Partners                                                                                                               Rural Development
Goodwater Falls, Ltd.                                                                                                     London, Kentucky

We have audited the accompanying balance sheets of Goodwater Falls, Ltd., (a limited partnership) Case No. 20-067-621424606, as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodwater Falls, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2001 on our consideration of Goodwater Falls, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Miller, Mayer, Sullivan & Stevens, LLP
Certified Public Accountants
Lexington, Kentucky
February 7, 2001

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE 512-338-0044
FAX 512-338-5395

                                                          INDEPENDENT AUDITORS' REPORT
                                                          -------------------------------------------
To The Partners
Frankston Retirement, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Frankston Retirement Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Frankston Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2001, on our consideration of the internal control structure of Frankston Retirement, Ltd. - (A Texas Limited Partnership) and a report dated February 9, 2001, on its compliance with laws and regulations.

Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 9, 2001

 Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE 512-338-0043154
FAX 512-338-5395

                                                               INDEPENDENT AUDITORS' REPORT
                                                               -------------------------------------------
To The Partners
Wallis Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Wallis Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Wallis Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 2001, on our consideration of the internal control structure of Wallis Housing, Ltd. - (A Texas Limited Partnership) and a report dated February 8, 2001, on its compliance with laws and regulations.

Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 8, 2001

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE 512-338-0044
FAX 512-338-5395

                                                          INDEPENDENT AUDITORS' REPORT
                                                          -------------------------------------------
To The Partners
Menard Retirement, Ltd. - (A Texas Limited Partnership
Burnet, Texas

We have audited the accompanying balance sheets of Menard Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999 and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Menard Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 2001, on our consideration of the internal control structure of Menard Retirement, Ltd. - (A Texas Limited Partnership) and a report dated January 31, 2001, on its compliance with laws and regulations.

Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 31, 2001

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

 Ronald M. Diner, age 57, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby, age 45, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

 Sandra L. Furey, age 38, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Neither of the General Partners nor their directors and officers own any units of the outstanding securities of Gateway as of March 31, 2001.

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

   For the years ended March 31, 2001, 2000 and 1999 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

	2001 ----	2000 ----	1999 ----
Series 2	$ 68,361	$ 68,511	$ 68,648
Series 3	63,104	63,301	63,479
Series 4	77,661	77,832	77,989
Series 5	96,008	96,241	96,461
Series 6	106,125 ------------	106,486 ------------	106,815 ------------
Total	$411,259 =======	$412,371 =======	$413,392 =======

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

	2001 ----	2000 ----	1999 ----
Series 2	$ 9,149	$ 8,181	$ 7,433
Series 3	9,565	8,552	7,771
Series 4	12,060	10,779	9,798
Series 5	14,972	13,386	12,163
Series 6	15,803 ---------	14,130 ---------	12,839 ---------
	$61,549	$55,028	$50,004
Total	======	======	======

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
  3.13       Amended and Restated Agreement of Limited Partnership of CE McKinley II, L.P.
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
                Housing, Ltd., L.P.
  3.22       Amended and Restated Agreement of Limited Partnership of Woodland Terrace
                Apartments, Ltd., L.P.
  3.23       Amended and Restated Agreement of Limited Partnership of Richland Elderly
                Housing, Ltd., L.P.
  3.24       Amended and Restated Agreement of Limited Partnership of Lakeshore Apartments, L.P.
  3.25       Amended and Restated Agreement of Limited Partnership of Lewiston Limited Partnership
  3.26       Amended and Restated Agreement of Limited Partnership of Springwood Apartments, L.P.
  3.27       Amended and Restated Agreement of Limited Partnership of Cherrytree Apartments, L.P.
  3.28       Amended and Restated Agreement of Limited Partnership of Charleston Properties,
                An Arkansas Limited Partnership
  3.29       Amended and Restated Agreement of Limited Partnership of Sallisaw Properties II,
                An Oklahoma Limited Partnership
  3.30       Amended and Restated Agreement of Limited Partnership of Pocola Properties, An
                Oklahoma Limited Partnership
  3.31       Amended and Restated Agreement of Limited Partnership of Prairie Apartments, L.P.
  3.32       Amended and Restated Agreement of Limited Partnership of Manchester Housing, Ltd., L.P.
  3.33       Amended and Restated Agreement of Limited Partnership of Sylacauga Heritage
                Apartments, Ltd.
  3.34       Amended and Restated Agreement of Limited Partnership of Durango C.W.W., L.P.
  3.35       Amended and Restated Agreement of Limited Partnership of Alsace Village, L.P.
  3.36       Amended and Restated Agreement of Limited Partnership of Seneca Apartments, L.P.
  3.37       Amended and Restated Agreement of Limited Partnership of Westville Properties, L.P.
  3.38       Amended and Restated Agreement of Limited Partnership of Stilwell Properties II, L.P.
  3.39       Amended and Restated Agreement of Limited Partnership of Wellsville Senior
                Housing, L.P.
  3.40       Amended and Restated Agreement of Limited Partnership of Spring Hill Senior
                Housing, L.P.
  3.41       Amended and Restated Agreement of Limited Partnership of Eudora Senior Housing, L.P.
  3.42       Amended and Restated Agreement of Limited Partnership of Smithfield Greenbriar, L.P.
  3.43       Amended and Restated Agreement of Limited Partnership of Tarpon Heights Apartments,
                A Louisiana Partnership in Commendam
  3.44       Amended and Restated Agreement of Limited Partnership of Oaks Apartments, A
                Louisiana Partnership in Commendam
  3.45       Amended and Restated Agreement of Limited Partnership of Countrywood Apartments, Ltd.
  3.46       Amended and Restated Agreement of Limited Partnership of Weston Apartments
  3.47       Amended and Restated Agreement of Limited Partnership of Wildwood Apartments, Ltd.
  3.48       Amended and Restated Agreement of Limited Partnership of Hopkins Properties, Ltd.
  3.49       Amended and Restated Agreement of Limited Partnership of Hancock Properties, Ltd.
  3.50       Amended and Restated Agreement of Limited Partnership of Southwood, L.P.
  3.51       Amended and Restated Agreement of Limited Partnership of Belmont Senior Apts., Ltd.
  3.52       Amended and Restated Agreement of Limited Partnership of Elkhart Apts., Ltd.
  3.53       Amended and Restated Agreement of Limited Partnership of Bryan Senior Village, L.P.
  3.54       Amended and Restated Agreement of Limited Partnership of Brubaker Square, L.P.
  3.55       Amended and Restated Agreement of Limited Partnership of Villa Allegra, L.P.
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
  3.60       Amended and Restated Agreement of Limited Partnership of Sonora Seniors Apts., Ltd.
  3.61       Amended and Restated Agreement of Limited Partnership of Fredericksburg Seniors, Ltd.
  3.62       Amended and Restated Agreement of Limited Partnership of Ozona Seniors, Ltd.
  3.63       Amended and Restated Agreement of Limited Partnership of Brackettville Seniors, Ltd.
  3.64       Amended and Restated Agreement of Limited Partnership of Timpson Seniors Apts., Ltd.
  3.65       Amended and Restated Agreement of Limited Partnership of Chestnut Apartments, L.P.
  3.66       Amended and Restated Agreement of Limited Partnership of Jasper Villas Apartments, L.P.
  3.67        Amended and Restated Agreement of Limited Partnership of Norton Green, L.P.
  3.68       Amended and Restated Agreement of Limited Partnership of Jonesville Manor, L.P.
  3.69       Amended and Restated Agreement of Limited Partnership of Edmonton Senior, Ltd.
  3.70       Amended and Restated Agreement of Limited Partnership of Owingsville Senior, Ltd.
  3.71       Amended and Restated Agreement of Limited Partnership of Courtyard, Ltd.
  3.72       Amended and Restated Agreement of Limited Partnership of Rural Development Group
  3.73       Amended and Restated Agreement of Limited Partnership of Williston Properties, L.P.
  3.74       Amended and Restated Agreement of Limited Partnership of St. George Properties, L.P.
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
  3.79       Amended and Restated Agreement of Limited Partnership of Country Place Apartments -
                Georgetown Limited Partnership
  3.80       Amended and Restated Agreement of Limited Partnership of South Timber Ridge Apts., Ltd.
  3.81       Amended and Restated Agreement of Limited Partnership of Cloverdale RRH Assoc.
  3.82       Amended and Restated Agreement of Limited Partnership of Shannon Apartments, L.P.
  3.83       Amended and Restated Agreement of Limited Partnership of Spruce Apartments, L.P.
  3.84       Amended and Restated Agreement of Limited Partnership of Carthage Senior, L.P.
  3.85       Amended and Restated Agreement of Limited Partnership of Ehrhardt Place, L.P.
  3.86       Amended and Restated Agreement of Limited Partnership of Country Place Apartments -
                Coal City, Limited Partnership
  5.1         Opinion regarding legality of Honigman Miller Schwartz and Cohn
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

b.   Reports filed on Form 8-K - NONE

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 2
Apartment Properties

Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Claxton Elderly
Deerfield II
Hartwell Family
Cherrytree Apts.
Springwood Apts.
Lakeshore Apts.
Lewiston
Charleston
Sallisaw II
Pocola
Inverness Club
Pearson Elderly
Richland Elderly
Lake Park
Woodland Terrace
Mt. Vernon Elderly
Lakeland Elderly
Prairie Apartments
Sylacauga Heritage
Manchester Housing
Durango C.W.W.
Columbus Sr.

Claxton, GA
Douglas, GA
Hartwell, GA
Albion, PA
Westfield, NY
Tuskegee, AL
Lewiston, NY
Charleston, AR
Sallisaw, OK
Pocola, OK
Inverness, FL
Pearson, GA
Richland, GA
Lake Park, GA
Waynesboro, GA
Mt. Vernon, GA
Lakeland, GA
Eagle Butte, SD
Sylacauga, AL
Manchester, GA
Durango, CO
Columbus, KS

		24 24 24 33 32 34 25 32 47 36 72 25 33 48 30 21 29 21 44 49 24 16	$656,695 700,345 703,780 1,197,021 1,250,054 1,051,402 997,605 841,377 1,194,484 985,142 2,980,216 628,827 865,584 1,482,326 885,618 572,822 779,324 973,796 1,382,527 1,453,789 1,031,466 435,961
------------- $23,050,161 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 2
Apartment Properties

Cost At Acquisition -----------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Claxton Elderly
Deerfield II
Hartwell Family
Cherrytree Apts.
Springwood Apts.
Lakeshore Apts.
Lewiston
Charleston
Sallisaw II
Pocola
Inverness Club
Pearson Elderly
Richland Elderly
Lake Park
Woodland Terrace
Mt. Vernon Elderly
Lakeland Elderly
Prairie Apartments
Sylacauga Heritage
Manchester Housing
Durango C.W.W.
Columbus Sr.

$ 33,400 33,600 22,700 62,000 21,500 28,600 38,400 16,000 37,500 22,500 205,500 15,000 31,500 88,000 36,400 21,750 28,000 66,500 66,080 36,000 140,250 64,373

$ 766,138
820,962
836,998
1,376,297
1,451,283
1,238,749
1,178,185
1,060,098
1,480,089
1,223,370
3,111,565
767,590
1,027,512
1,710,725
1,047,107
680,437
930,574
1,150,214
1,648,081
1,746,076
1,123,454
444,257

$ 0 0 0 1,339 38,917 1,392 17,350 0 0 0 179,759 (1,130) (1,141) (4,183) (3,816) (1,252) (2,759) 46,395 47,691 (775) 32,141 7,784
	------------ $1,115,553 ========	------------- $26,819,761 =========	----------- $357,712 =======

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 2
Apartment Properties

Gross Amount At Which Carried At December 31, 2000 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Claxton Elderly
Deerfield II
Hartwell Family
Cherrytree Apts.
Springwood Apts.
Lakeshore Apts.
Lewiston
Charleston
Sallisaw II
Pocola
Inverness Club
Pearson Elderly
Richland Elderly
Lake Park
Woodland Terrace
Mt. Vernon Elderly
Lakeland Elderly
Prairie Apartments
Sylacauga Heritage
Manchester Housing
Durango C.W.W.
Columbus Sr.

$ 33,400 33,600 22,700 62,000 22,845 28,600 38,400 16,000 37,500 22,500 205,500 15,000 31,500 88,000 36,400 21,750 28,000 81,240 66,080 36,000 140,250 68,273

$ 766,138
820,962
836,998
1,377,636
1,488,855
1,240,141
1,195,535
1,060,098
1,480,089
1,223,370
3,291,324
766,460
1,026,371
1,706,542
1,043,291
679,185
927,815
1,181,869
1,695,772
1,745,301
1,155,595
448,141

$ 799,538
854,562
859,698
1,439,636
1,511,700
1,268,741
1,233,935
1,076,098
1,517,589
1,245,870
3,496,824
781,460
1,057,871
1,794,542
1,079,691
700,935
955,815
1,263,109
1,761,852
1,781,301
1,295,845
516,414

	------------ $1,135,538 ========	------------- $27,157,488 =========	------------- $28,293,026 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 2
Apartment Properties

Partnership -----------	Accumulated Depreciation --------------------------------	Depreciable Life --------------------

Claxton Elderly
Deerfield II
Hartwell Family
Cherrytree Apts.
Springwood Apts.
Lakeshore Apts.
Lewiston
Charleston
Sallisaw II
Pocola
Inverness Club
Pearson Elderly
Richland Elderly
Lake Park
Woodland Terrace
Mt. Vernon Elderly
Lakeland Elderly
Prairie Apartments
Sylacauga Heritage
Manchester Housing
Durango C.W.W.
Columbus Sr.

	$ 294,020 315,531 324,106 368,466 421,635 352,417 307,258 461,337 625,523 474,428 1,185,797 272,200 358,255 633,173 368,405 241,558 325,388 366,729 482,486 599,789 312,745 196,467	5-27.5 5-27.5 5-27.5 5-27.5 5-40 5-40 5-40 5-25 5-25 5-27.5 5-27.5 5-30 5-30 5-30 5-30 5-30 5-30 5-40 5-40 5-30 5-40 5-27.5
------------ $9,287,713 ========

GATEWAY TAX CREDIT FUND II LTD.
CHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 3
Apartment Properties

Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Poteau II
Sallisaw
Nowata Properties
Waldron Properties
Roland II
Stilwell
Birchwood Apts.
Hornellsville
Sunchase II
CE McKinley II
Weston Apartments
Countrywood Apts.
Wildwood Apts.
Hancock
Hopkins
Elkhart Apts.
Bryan Senior
Brubaker Square
Southwood
Villa Allegra
Belmont Senior
Heritage Villas
Logansport Seniors

Poteau, OK
Sallisaw, OK
Oolagah, OK
Waldron, AR
Roland, OK
Stilwell, OK
Pierre, SD
Arkport, NY
Watertown, SD
Rising Sun, MD
Weston, AL
Centreville, AL
Pineville, LA
Hawesville, KY
Madisonville, KY
Elkhart, TX
Bryan, OH
New Carlisle, OH
Savannah, TN
Celina, OH
Cynthiana, KY
Helena, GA
Logansport, LA

52 52 32 24 52 48 24 24 41 16 10 40 28 12 24 54 40 38 44 32 24 25 32

$ 1,300,358
1,309,754
855,517
638,726
1,308,646
1,190,826
787,101
893,211
1,190,623
614,230
274,115
1,197,692
847,855
364,842
745,657
1,139,939
1,077,337
1,114,635
1,484,550
897,433
762,687
676,816
896,174

-------------- $21,568,724 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 3
Apartment Properties

Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Poteau II
Sallisaw
Nowata Properties
Waldron Properties
Roland II
Stilwell
Birchwood Apts.
Hornellsville
Sunchase II
CE McKinley II
Weston Apartments
Countrywood Apts.
Wildwood Apts.
Hancock
Hopkins
Elkhart Apts.
Bryan Senior
Brubaker Square
Southwood
Villa Allegra
Belmont Senior
Heritage Villas
Logansport Seniors

$ 76,827 70,000 45,500 26,000 70,000 37,500 116,740 41,225 113,115 11,762 0 55,750 48,000 20,700 43,581 35,985 74,000 75,000 15,000 35,000 43,600 21,840 27,621

$ 1,712,321
1,674,103
1,102,984
834,273
1,734,010
1,560,201
885,923
1,018,523
1,198,373
745,635
339,144
1,447,439
1,018,897
419,725
885,087
1,361,096
1,102,728
1,376,075
1,769,334
1,097,214
891,543
801,128
1,058,773

$ 0 0 0 0 0 0 67,532 59,623 37,257 64,486 805 17,772 19,823 0 (1,412) 176,889 10,386 6,959 7,958 11,459 0 1,791 0
	------------ $1,104,746 ========	------------- $26,034,529 =========	---------- $481,328 =======

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 3
Apartment Properties

Gross Amount At Which Carried At December 31, 2000 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Poteau II
Sallisaw
Nowata Properties
Waldron Properties
Roland II
Stilwell
Birchwood Apts.
Hornellsville
Sunchase II
CE McKinley II
Weston Apartments
Countrywood Apts.
Wildwood Apts.
Hancock
Hopkins
Elkhart Apts.
Bryan Senior
Brubaker Square
Southwood
Villa Allegra
Belmont Senior
Heritage Villas
Logansport Seniors

$ 76,827 70,000 45,500 26,000 70,000 37,500 124,505 41,225 113,115 140,765 0 55,750 48,000 20,700 43,581 159,682 74,000 75,000 15,000 35,000 43,600 21,840 27,621

$ 1,712,321
1,674,103
1,102,984
834,273
1,734,010
1,560,201
945,690
1,078,146
1,235,630
681,118
339,949
1,465,211
1,038,720
419,725
883,675
1,414,288
1,113,114
1,383,034
1,777,292
1,108,673
891,543
802,919
1,058,773

$ 1,789,148
1,744,103
1,148,484
860,273
1,804,010
1,597,701
1,070,195
1,119,371
1,348,745
821,883
339,949
1,520,961
1,086,720
440,425
927,256
1,573,970
1,187,114
1,458,034
1,792,292
1,143,673
935,143
824,759
1,086,394

	------------ $1,365,211 ========	--------------- $26,255,392 =========	--------------- $27,620,603 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 3 Partnership -----------	Accumulated Depreciation --------------------------------	Depreciable Life --------------------

Poteau II
Sallisaw
Nowata Properties
Waldron Properties
Roland II
Stilwell
Birchwood Apts.
Hornellsville
Sunchase II
CE McKinley II
Weston Apartments
Countrywood Apts.
Wildwood Apts.
Hancock
Hopkins
Elkhart Apts.
Bryan Senior
Brubaker Square
Southwood
Villa Allegra
Belmont Senior
Heritage Villas
Logansport Seniors

	$ 878,878 829,489 537,967 406,381 884,499 787,111 337,632 486,564 461,078 367,428 162,358 680,162 419,869 160,252 337,393 646,168 561,051 625,945 691,998 518,861 245,174 290,257 263,464	5-25 5-25 5-25 5-25 5-25 5-25 5-40 5-27.5 5-40 5-27.5 5-27.5 5-27.5 5-30 5-27.5 5-27.5 5-25 5-27.5 5-27.5 5-50 5-27.5 5-40 5-30 5-40
-------------- $11,579,979 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 4
Apartment Properties

Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Alsace Village
Seneca Apartments
Eudora Senior
Westville
Wellsville Senior
Stilwell II
Spring Hill Senior
Smithfield
Tarpon Heights
Oaks Apartments
Wynnwood Common
Chestnut Apartments
St. George
Williston
Brackettville Sr.
Sonora Seniors
Ozona Seniors
Fredericksburg Sr.
St. Joseph
Courtyard
Rural Development
Jasper Villas
Edmonton Senior
Jonesville Manor
Norton Green
Owingsville Senior
Timpson Seniors
Piedmont
S.F. Arkansas City

Soda Springs, ID
Seneca, MO
Eudora, KS
Westville, OK
Wellsville, KS
Stilwell, OK
Spring Hill, KS
Smithfield, UT
Galliano, LA
Oakdale, LA
Fairchance, PA
Howard, SD
St. George, SC
Williston, SC
Brackettville, TX
Sonora, TX
Ozona, TX
Fredericksburg,TX
St. Joseph, IL
Huron, SD
Ashland, ME
Jasper, AR
Edmonton, KY
Jonesville, VA
Norton, VA
Owingsville, KY
Timpson, TX
Barnesville, GA
  Arkansas City, KS

24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12

$ 636,456
607,644
957,247
858,040
646,848
1,287,059
696,131
1,536,905
1,241,918
834,069
1,369,019
854,138
753,183
797,132
820,665
842,078
630,567
1,202,599
826,779
710,352
1,204,513
857,944
754,792
1,349,177
1,339,960
705,391
672,231
1,042,626
340,113

-------------- $26,375,576 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 4
Apartment Properties

Cost At Acquisition ----------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Alsace Village
Seneca Apartments
Eudora Senior
Westville
Wellsville Senior
Stilwell II
Spring Hill Senior
Smithfield
Tarpon Heights
Oaks Apartments
Wynnwood Common
Chestnut Apartments
St. George
Williston
Brackettville Sr.
Sonora Seniors
Ozona Seniors
Fredericksburg Sr.
St. Joseph
Courtyard
Rural Development
Jasper Villas
Edmonton Senior
Jonesville Manor
Norton Green
Owingsville Senior
Timpson Seniors
Piedmont
S.F. Arkansas City

$ 15,000
76,212
50,000
27,560
38,000
30,000
49,800
82,500
85,000
42,000
68,000
57,200
22,600
25,000
28,600
51,000
40,000
45,000
28,000
24,500
38,200
27,000
40,000
100,000
120,000
28,000
13,500
29,500
16,800

$ 771,590
640,702
1,207,482
1,074,126
772,971
1,627,974
986,569
1,698,213
1,408,434
989,522
1,578,814
977,493
915,400
959,345
963,366
962,315
719,843
1,357,563
940,580
810,110
1,361,892
1,067,890
866,714
1,578,135
1,535,373
820,044
802,416
1,259,547
395,228

$ 27,872 21,919 0 0 (1) 0 0 91,384 0 987 32,204 34,353 1,655 18,255 0 0 0 0 7,873 15,132 22,390 9,170 0 47,021 45,259 0 0 0 0
	------------ $1,298,972 ========	-------------- $31,049,651 =========	----------- $375,473 =======

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 4

Apartment Properties

Gross Amount At Which Carried At December 31, 2000 --------------------
Partnership -----------	Land -----	Buildings, Improvements and Equipment -------------	Total -----

Alsace Village
Seneca Apartments
Eudora Senior
Westville
Wellsville Senior
Stilwell II
Spring Hill Senior
Smithfield
Tarpon Heights
Oaks Apartments
Wynnwood Common
Chestnut Apartments
St. George
Williston
Brackettville Sr.
Sonora Seniors
Ozona Seniors
Fredericksburg Sr.
St. Joseph
Courtyard
Rural Development
Jasper Villas
Edmonton Senior
Jonesville Manor
Norton Green
Owingsville Senior
Timpson Seniors
Piedmont
S.F. Arkansas City

$ 15,000
77,237
50,000
27,560
38,000
30,000
49,800
101,279
85,000
42,000
81,233
63,800
22,600
25,000
28,600
51,000
40,000
45,000
28,000
27,055
38,200
27,000
40,000
100,000
120,000
28,000
13,500
29,500
16,800

$ 799,462
661,596
1,207,482
1,074,126
772,970
1,627,974
986,569
1,770,818
1,408,434
990,509
1,597,785
1,005,246
917,055
977,600
963,366
962,315
719,843
1,357,563
948,453
822,687
1,384,282
1,077,060
866,714
1,625,156
1,580,632
820,044
802,416
1,259,547
395,228

$ 814,462
738,833
1,257,482
1,101,686
810,970
1,657,974
1,036,369
1,872,097
1,493,434
1,032,509
1,679,018
1,069,046
939,655
1,002,600
991,966
1,013,315
759,843
1,402,563
976,453
849,742
1,422,482
1,104,060
906,714
1,725,156
1,700,632
848,044
815,916
1,289,047
412,028

	------------ $1,341,164 ========	------------- $31,382,932 =========	------------- $32,724,096 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 4

Apartment Properties

Partnership -----------	Accumulated Depreciation -------------------------------	Depreciable Life --------------------

Alsace Village
Seneca Apartments
Eudora Senior
Westville
Wellsville Senior
Stilwell II
Spring Hill Senior
Smithfield
Tarpon Heights
Oaks Apartments
Wynnwood Common
Chestnut Apartments
St. George
Williston
Brackettville Sr.
Sonora Seniors
Ozona Seniors
Fredericksburg Sr.
St. Joseph
Courtyard
Rural Development
Jasper Villas
Edmonton Senior
Jonesville Manor
Norton Green
Owingsville Senior
Timpson Seniors
Piedmont
S.F. Arkansas City

$ 316,627
322,735
458,142
414,757
303,511
629,452
421,586
441,393
352,867
250,217
434,449
315,291
379,492
388,292
226,289
238,186
172,745
330,666
360,159
291,407
553,590
294,459
233,829
619,745
632,976
218,607
218,733
326,777
151,015

5-27.5 5-27.5 5-27.5 5-27.5 5-25 5-27.5 5-25 5-40 5-40 5-40 5-40 5-40 5-27.5 5-27.5 5-40 5-40 5-40 5-40 5-27.5 5-27.5 5-27.5 5-40 5-40 5-27.5 5-27.5 5-40 5-40 5-27.5 5-27.5
-------------- $10,297,994 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 5

Apartment Properties

Partnership ------------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Seymour
Effingham
S.F. Winfield
S.F.Medicine Lodge
S.F. Ottawa
S.F. Concordia
Highland View
Carrollton Club
Scarlett Oaks
Brooks Hill
Greensboro
Greensboro II
Pine Terrace
Shellman
Blackshear
Crisp Properties
Crawford
Yorkshire
Woodcrest
Fox Ridge
Redmont II
Clayton
Alma
Pemberton Village
Magic Circle
Spring Hill
Menard Retirement
Wallis Housing
Zapata Housing
Mill Creek
Portland II
Georgetown
Cloverdale
S. Timber Ridge
Pineville
Ravenwood

Seymour, IN
Effingham, IL
Winfield, KS
Medicine Lodge,KS
Ottawa, KS
Concordia, KS
Elgin, OR
Carrollton, GA
Lexington, SC
Ellijay, GA
Greensboro, GA
Greensboro, GA
Wrightsville, GA
Shellman, GA
Cordele, GA
Cordele, GA
Crawford, GA
Wagoner, OK
South Boston, VA
Russellville, AL
Red Bay, AL
Clayton, OK
Alma, AR
Hiawatha, KS
Eureka, KS
Spring Hill, KS
Menard, TX
Wallis, TX
Zapata, TX
Grove, OK
Portland, IN
Georgetown, OH
Chandler, TX
Cloverdale, IN
Pineville, MO
Americus, GA

37 24 12 16 24 20 24 78 40 44 24 33 25 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24

$ 1,238,578
802,841
331,362
452,826
570,296
553,870
713,607
2,679,584
1,387,671
1,459,926
732,328
903,520
726,185
738,504
1,318,406
930,841
744,092
2,082,405
1,288,819
735,379
694,245
668,345
732,587
637,229
653,172
1,126,416
627,439
433,239
978,615
1,432,573
582,619
740,378
757,370
1,063,079
319,682
726,511

------------- $32,564,539 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 5

Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Seymour
Effingham
S.F. Winfield
S.F.Medicine Lodge
S.F. Ottawa
S.F. Concordia
Highland View
Carrollton Club
Scarlett Oaks
Brooks Hill
Greensboro
Greensboro II
Pine Terrace
Shellman
Blackshear
Crisp Properties
Crawford
Yorkshire
Woodcrest
Fox Ridge
Redmont II
Clayton
Alma
Pemberton Village
Magic Circle
Spring Hill
Menard Retirement
Wallis Housing
Zapata Housing
Mill Creek
Portland II
Georgetown
Cloverdale
S. Timber Ridge
Pineville
Ravenwood

$ 59,500
38,500
18,000
21,600
25,200
28,000
16,220
248,067
44,475
0
15,930
21,330
14,700
13,500
60,000
48,000
16,600
100,000
70,000
39,781
25,000
35,600
45,000
12,020
22,660
70,868
21,000
13,900
44,000
28,000
43,102
0
40,000
43,705
59,661
14,300

$ 1,452,557
940,327
382,920
542,959
687,929
658,961
830,471
722,560
992,158
214,335
61,495
92,063
196,071
512,531
413,143
578,709
187,812
2,212,045
842,335
848,996
814,432
835,930
912,710
767,228
749,504
1,318,926
721,251
553,230
1,120,538
414,429
410,683
149,483
583,115
1,233,570
328,468
873,596

$ 6,384
1,790
1,482
0
19,213
5,465
44,466
2,247,274
640,730
1,537,089
788,834
975,271
674,415
375,617
1,129,779
501,285
703,300
241,109
662,441
1,164
1,164
0
0
(2,523)
51,479
59,584
18,601
11,324
73,867
1,299,240
316,251
792,312
334,132
28,752
18,577
13,100

	------------ $1,418,219 ========	------------- $25,157,470 =========	-------------- $13,572,968 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 5 Apartment Properties	Gross Amount At Which Carried At December 31, 2000 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Seymour
Effingham
S.F. Winfield
S.F.Medicine Lodge
S.F. Ottawa
S.F. Concordia
Highland View
Carrollton Club
Scarlett Oaks
Brooks Hill
Greensboro
Greensboro II
Pine Terrace
Shellman
Blackshear
Crisp Properties
Crawford
Yorkshire
Woodcrest
Fox Ridge
Redmont II
Clayton
Alma
Pemberton Village
Magic Circle
Spring Hill
Menard Retirement
Wallis Housing
Zapata Housing
Mill Creek
Portland II
Georgetown
Cloverdale
S. Timber Ridge
Pineville
Ravenwood

$ 59,500
38,500
18,000
21,600
25,200
28,000
16,220
248,068
44,475
77,500
15,930
16,845
14,700
13,500
60,000
48,000
16,600
100,788
70,000
39,781
25,000
35,600
45,000
12,020
22,660
70,868
21,000
13,900
46,323
28,000
15,000
50,393
40,000
50,123
66,221
14,300

$ 1,458,941
942,117
384,402
542,959
707,142
664,426
874,937
2,969,833
1,632,888
1,673,924
850,329
1,071,819
870,486
888,148
1,542,922
1,079,994
891,112
2,452,366
1,504,776
850,160
815,596
835,930
912,710
764,705
800,983
1,378,510
739,852
564,554
1,192,082
1,713,669
755,036
891,402
917,247
1,255,904
340,485
886,696

$ 1,518,441
980,617
402,402
564,559
732,342
692,426
891,157
3,217,901
1,677,363
1,751,424
866,259
1,088,664
885,186
901,648
1,602,922
1,127,994
907,712
2,553,154
1,574,776
889,941
840,596
871,530
957,710
776,725
823,643
1,449,378
760,852
578,454
1,238,405
1,741,669
770,036
941,795
957,247
1,306,027
406,706
900,996

	------------ $1,529,615 ========	------------- $38,619,042 =========	------------- $40,148,657 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 5

Partnership -----------	Accumulated Depreciation -------------------------------	Depreciable Life -------------------

Seymour
Effingham
S.F. Winfield
S.F.Medicine Lodge
S.F. Ottawa
S.F. Concordia
Highland View
Carrollton Club
Scarlett Oaks
Brooks Hill
Greensboro
Greensboro II
Pine Terrace
Shellman
Blackshear
Crisp Properties
Crawford
Yorkshire
Woodcrest
Fox Ridge
Redmont II
Clayton
Alma
Pemberton Village
Magic Circle
Spring Hill
Menard Retirement
Wallis Housing
Zapata Housing
Mill Creek
Portland II
Georgetown
Cloverdale
S. Timber Ridge
Pineville
Ravenwood

$ 538,966
342,565
147,729
189,319
263,622
251,999
222,039
938,951
525,516
504,233
250,588
315,796
265,100
284,469
466,216
339,485
275,693
513,700
388,598
198,510
193,759
302,052
361,847
278,365
280,992
521,993
143,784
187,521
302,887
654,734
214,023
239,603
352,211
484,929
152,941
154,589

5-27.5
5-27.5
5-27.5
5-27.5
5-27.5
5-27.5
5-40
5-27.5
5-27.5
5-27.5
5-30
 5-30
5-30
5-30
5-30
5-30
5-30
5-50
5-40
5-50
5-50
5-27.5
5-25
5-27.5
5-27.5
5-25
5-30
5-30
5-27.5
5-25
5-27.5
5-50
5-27.5
5-25
5-27.5
5-27.5

-------------- $12,049,324 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 6
Apartment Properties

Partnership -----------	L:ocation --------	# of Units ----------	Mortgage Loan Balance -------------

Spruce
Shannon Apartments
Carthage
Mt. Crest
Coal City
Blacksburg Terrace
Frazier
Ehrhardt
Sinton
Frankston
Flagler Beach
Oak Ridge
Monett
Arma
Southwest City
Meadowcrest
Parsons
Newport Village
Goodwater Falls
Northfield Station
Pleasant Hill Square
Winter Park
Cornell
Heritage Drive S.
Brodhead
Mt. Village
Hazelhurst
Sunrise
Stony Creek
Logan Place
Haines
Maple Wood
Summerhill
Dorchester
Lancaster
Autumn Village
Hardy
Dawson

Pierre, SD
O'Neill, NE
Carthage, MO
Enterprise, OR
Coal City, IL
Blacksburg, SC
Smyrna, DE
Ehrhardt, SC
Sinton, TX
Frankston, TX
Flagler Beach, FL
Williamsburg, KY
Monett, MO
Arma, KS
Southwest City, MO
Luverne, AL
Parsons, KS
Newport, TN
Jenkins, KY
Corbin, KY
Somerset, KY
Mitchell, SD
Watertown, SD
Jacksonville, TX
Brodhead, KY
Mt. Vernon, KY
Hazlehurst, MS
Yankton, SD
Hooversville, PA
Logan, OH
Haines, AK
Barbourville, KY
Gassville, AR
St. George, SC
Mountain View, AR
Harrison, AR
Hardy, AR
Dawson, GA

24 16 24 39 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 24 40

$ 913,888
535,002
574,443
1,003,441
978,624
1,085,689
1,472,741
562,351
851,413
560,154
1,384,398
813,154
787,872
718,028
318,921
1,006,947
1,261,609
1,303,706
1,129,557
800,291
789,660
1,002,800
870,873
982,793
788,619
784,533
976,681
1,160,861
1,345,279
1,254,014
2,386,319
798,295
797,590
464,457
1,117,030
227,331
342,866
1,189,146

------------- $35,341,376 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 6

Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Spruce
Shannon Apartments
Carthage
Mt. Crest
Coal City
Blacksburg Terrace
Frazier
Ehrhardt
Sinton
Frankston
Flagler Beach
Oak Ridge
Monet
Arma
Southwest City
Meadowcrest
Parsons
Newport Village
Goodwater Falls
Northfield Station
Pleasant Hill Square
Winter Park
Cornell
Heritage Drive S.
Brodhead
Mt. Village
Hazelhurst
Sunrise
Stony Creek
Logan Place
Haines
Maple Wood
Summerhill
Dorchester
Lancaster
Autumn Village
Hardy
Dawson

$ 60,040
5,000
115,814
64,914
60,055
39,930
51,665
9,020
42,103
30,000
118,575
40,000
170,229
85,512
67,303
72,500
49,780
61,350
32,000
44,250
35,000
95,000
32,000
44,247
21,600
55,000
60,000
90,000
0
39,300
189,323
79,000
23,000
13,000
37,500
20,000
0
40,000

$ 108,772
94,494
578,597
1,143,675
1,121,477
1,278,860
1,619,209
671,750
985,010
639,068
1,534,541
995,782
782,795
771,316
319,272
1,130,651
1,483,188
1,470,505
1,142,517
977,220
893,323
1,121,119
1,017,572
1,151,157
932,468
884,596
1,118,734
1,269,252
1,428,656
1,477,527
2,851,953
924,144
788,157
239,455
1,361,272
595,604
473,695
346,569

$ 966,434
567,833
32,943
31,476
51,386
18,077
5,968
5,006
25,946
5,913
0
2,184
9,636
22,191
19,019
2,982
0
82,945
218,846
1,091
39,053
48,968
40,189
18,067
8,354
4,304
14,923
55,494
220,627
10,322
(5,906)
4,600
31,865
309,817
(14,886)
0
462,820
1,088,404

	------------ $2,094,010 ========	------------- $37,723,952 =========	------------ $4,406,891 ========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 6 Apartment Properties	Gross Amount At Which Carried At December 31, 2000
Partnership -----------	Land -----	Buildings, Improvements and Equipment -------------	Total -----

Spruce
Shannon Apartments
Carthage
Mt. Crest
Coal City
Blacksburg Terrace
Frazier
Ehrhardt
Sinton
Frankston
Flagler Beach
Oak Ridge
Monett
Arma
Southwest City
Meadowcrest
Parsons
Newport Village
Goodwater Falls
Northfield Station
Pleasant Hill Square
Winter Park
Cornel
Heritage Drive S.
Brodhead
Mt. Village
Hazelhurst
Sunrise
Stony Creek
Logan Place
Haines
Maple Wood
Summerhill
Dorchester
Lancaster
Autumn Village
Hardy
Dawson

$ 86,308
18,406
115,814
64,914
60,055
39,930
51,665
9,020
42,103
30,000
118,575
40,000
170,229
89,512
79,336
72,500
49,780
61,350
32,000
44,250
35,000
95,000
35,592
53,837
21,600
55,000
60,000
112,363
104,800
39,300
189,323
79,000
23,000
13,000
37,500
20,000
21,250
40,000

$ 1,048,938
648,921
611,540
1,175,151
1,172,863
1,296,937
1,625,177
676,756
1,010,956
644,981
1,534,541
997,966
792,431
789,507
326,258
1,133,633
1,483,188
1,553,450
1,361,363
978,311
932,376
1,170,087
1,054,169
1,159,634
940,822
888,900
1,133,657
1,302,383
1,544,483
1,487,849
2,846,047
928,744
820,022
549,272
1,346,386
595,604
915,265
1,434,973

$ 1,135,246
667,327
727,354
1,240,065
1,232,918
1,336,867
1,676,842
685,776
1,053,059
674,981
1,653,116
1,037,966
962,660
879,019
405,594
1,206,133
1,532,968
1,614,800
1,393,363
1,022,561
967,376
1,265,087
1,089,761
1,213,471
962,422
943,900
1,193,657
1,414,746
1,649,283
1,527,149
3,035,370
1,007,744
843,022
562,272
1,383,886
615,604
936,515
1,474,973

	------------ $2,311,312 ========	-------------- $41,913,541 =========	------------- $44,224,853 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000

SERIES 6

Partnership -----------	Accumulated Depreciation ---------------------------	Depreciable Life -----------------

Spruce
Shannon Apartments
Carthage
Mt. Crest
Coal City
Blacksburg Terrace
Frazier
Ehrhardt
Sinton
Frankston
Flagler Beach
Oak Ridge
Monett
Arma
Southwest City
Meadowcrest
Parsons
Newport Village
Goodwater Falls
Northfield Station
Pleasant Hill Square
Winter Park
Cornell
Heritage Drive S.
Brodhead
Mt. Village
Hazelhurst
Sunrise
Stony Creek
Logan Place
Haines
Maple Wood
Summerhill
Dorchester
Lancaster
Autumn Village
Hardy
Dawson

$ 318,970
151,379
303,186
433,487
275,244
476,409
587,262
219,174
190,918
122,749
373,629
331,431
363,102
349,032
152,806
293,274
531,663
537,597
326,376
236,875
223,788
341,011
247,460
422,738
215,014
207,286
263,607
402,028
363,310
411,829
920,157
303,260
275,583
168,647
324,000
138,654
203,011
252,373

5-30
5-40
5-27.5
5-27.5
5-27.5
5-27.5
5-27.5
5-27.5
5-50
5-30
5-40
5-27.5
5-27.5
5-27.5
5-27.5
5-40
5-27.5
5-27.5
5-27.5
5-27.5
5-27.5
5-40
5-40
5-25
5-40
5-50
5-40
5-27.5
5-27.5
5-27.5
5-27.5
5-27.5
5-27.5
5-27.5
5-40
5-40
5-40
5-40

------------- $12,258,319 =========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 2
Balance at beginning of period -
December 31, 1999
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 9,268 0 0 ---------- 0 0 ----------	$28,283,758 9,268 0 --------------
Balance at end of period - December 31, 2000		$28,293,026 =========

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period - December 31, 1999 Current year expense Less Accumulated Depreciation of real estate sold Other	893,266 1 0 ---------	$ 8,394,446 893,267 ---------------
Balance at end of period - December 31, 2000		$ 9,287,713 =========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 3
Balance at beginning of period -
December 31, 1999
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 46,768 0 0 -------- 71 0 ---------	$27,573,906 46,768 (71) ----------------
Balance at end of period - December 31, 2000		$27,620,603 =========

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period - December 31, 1999 Current year expense Less Accumulated Depreciation of real estate sold Other	932,976 (71) 0 ---------	$10,647,074 932,905 --------------
Balance at end of period - December 31, 2000		$11,579,979 =========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 4
Balance at beginning of period -
December 31, 1999
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 68,087 0 0 ---------- 1,400 0 ---------	$32,657,409 68,087 (1,400) ---------------
Balance at end of period - December 31, 2000		$32,724,096 =========

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period - December 31, 1999 Current year expense Less Accumulated Depreciation of real estate sold Other	975,996 (1,400) 0 -----------	$ 9,323,398 974,596 --------------
Balance at end of period - December 31, 2000		$10,297,994 =========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 5
Balance at beginning of period -
December 31, 1999
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 146,876 0 0 ------------ 0 0 -----------	$40,001,781 146,876 0 --------------
Balance at end of period - December 31, 2000		$40,148,657 =========

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period - December 31, 1999 Current year expense Less Accumulated Depreciation of real estate sold Other	1,283,498 1 0 ------------	$10,765,825 1,283,499 ---------------
Balance at end of period - December 31, 2000		$12,049,324 =========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2000
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 6
Balance at beginning of period -
December 31, 1999
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 110,682 0 0 ----------- 198 0 ------------	$44,114,369 110,682 (198) ---------------
Balance at end of period - December 31, 2000		$44,224,853 =========

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period - December 31, 1999 Current year expense Less Accumulated Depreciation of real estate sold Other	1,337,680 (198) 0 --------------	$10,920,837 1,337,482 --------------
Balance at end of period - December 31, 2000		$12,258,319 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2000

SERIES 2

PARTNERSHIP ------------------	# OF UNITS ------	BALANCE --------	INTEREST RATE --------	MONTHLY DEBT SERVICE --------	TERM (YEARS) ------

Claxton Elderly
Deerfield II
Hartwell Family
Cherrytree Apts.
Springwood Apts.
Lakeshore Apts.
Lewiston
Charleston
Sallisaw II
Pocola
Inverness Club
Pearson Elderly
Richland Elderly
Lake Park
Woodland Terrace
Mt. Vernon Elderly
Lakeland Elderly
Prairie Apartments
Sylacauga Heritage
Manchester Housing
Durango C.W.W.
Columbus Sr.

24 24 24 33 32 34 25 32 47 36 72 25 33 48 30 21 29 21 44 49 24 16

656,695
700,345
703,780
1,197,021
1,250,054
1,051,402
997,605
841,377
1,194,484
985,142
2,980,216
628,827
865,584
1,482,326
885,618
572,822
779,324
973,796
1,382,527
1,453,789
1,031,466
435,961
-------------
$23,050,151
=========

			8.75% 8.75% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 9.00% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 9.00% 8.25%	5,883 6,284 5,307 9,011 9,218 7,905 7,720 6,333 8,980 7,407 27,905 4,926 6,517 11,466 6,666 4,309 5,882 7,515 10,536 10,958 7,739 3,102	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50

GATEWAY TAX CREDIT FUND II LTD
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2000

SERIES 3

PARTNERSHIP -----------	# OF UNITS ------	BALANCE --------	INTEREST RATE --------	MONTHLY DEBT SERVICE --------	TERM (YEARS) ------

Poteau II
Sallisaw
Nowata Properties
Waldron Properties
Roland II
Stilwell
Birchwood Apts.
Hornellsville
Sunchase II
CE McKinley II
Weston Apartments
Countrywood Apts.
Wildwood Apts.
Hancock
Hopkins
Elkhart Apts
Bryan Senior
Brubaker Square
Southwood
Villa Allegra
Belmont Senior
Heritage Villas
Logansport Seniors

52 52 32 24 52 48 24 24 41 16 10 40 28 12 24 54 40 38 44 32 24 25 32

1,300,358
1,309,754
855,517
638,726
1,308,646
1,190,826
787,101
893,211
1,190,623
614,230
274,115
1,197,692
847,855
364,842
745,657
1,139,939
1,077,337
1,114,635
1,484,550
897,433
762,687
676,816
896,174
-------------
$21,568,724
=========

			9.50% 9.50% 9.50% 9.00% 9.50% 9.50% 9.50% 9.00% 9.00% 8.75% 9.00% 9.00% 9.50% 9.50% 8.75% 9.00% 10.00% 9.00% 9.25% 9.00% 9.00% 8.75% 8.75%	10,682 10,654 6,905 4,950 10,657 9,727 6,410 6,927 9,279 5,146 2,131 9,310 6,906 3,119 5,815 9,198 9,455 8,646 11,752 7,053 6,001 5,110 6,745	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 40 50 50 50 50 50 50 50

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2000

SERIES 4

PARTNERSHIP -----------	# OF UNITS ------	BALANCE --------	INTEREST RATE ------	MONTHLY DEBT SERVICE --------	TERM (YEARS) ------

Alsace Village
Seneca Apartments
Eudora Senior
Westville
Wellsville Senior
Stilwell II
Spring Hill Senior
Smithfield
Tarpon Heights
Oaks Apartments
Wynnwood Common
Chestnut Apartments
St. George
Williston
Brackettville Sr.
Sonora Seniors
Ozona Seniors
Fredericksburg Sr.
St. Joseph
Courtyard
Rural Development
Jasper Villas
Edmonton Senior
Jonesville Manor
Norton Green
Owingsville Senior
Timpson Seniors
Piedmont
S.F. Arkansas City

24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12

      636,456
      607,644
      957,247
      858,040
      646,848
   1,287,059
      696,131
   1,536,905
   1,241,918
      834,069
   1,369,019
      854,138
      753,183
      797,132
      820,665
      842,078
      630,567
   1,202,599
      826,779
      710,352
   1,204,513
      857,944
      754,792
   1,349,177
   1,339,960
      705,391
      672,231
   1,042,626
      340,113

--------
 $26,375,576
  ========

		9.00% 9.00% 8.75% 8.75% 8.75% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 8.75% 8.75% 9.00% 9.25% 9.25% 8.75% 9.00% 8.75% 8.75% 9.00% 8.75% 8.75% 10.62%	4,915 4,692 7,269 6,448 4,859 9,672 5,236 11,746 9,347 6,663 10,300 6,419 5,677 6,147 6,172 6,337 4,744 9,050 6,379 5,622 9,539 6,450 5,688 10,159 10,085 5,297 5,058 7,856 3,056	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2000

SERIES 5

PARTNERSHIP -----------	# OF UNITS ------	BALANCE --------	INTEREST RATE --------	MONTHLY DEBT SERVICE --------	TERM (YEARS) ------

Seymour
Effingham
S.F. Winfield
S.F.Medicine Lodge
S.F. Ottawa
S.F. Concordia
Highland View
Carrollton Club
Scarlett Oaks
Brooks Hill
Greensboro
Greensboro II
Pine Terrace
Shellman
Blackshear
Crisp Properties
Crawford
Yorkshire
Woodcrest
Fox Ridge
Redmont II
Clayton
Alma
Pemberton Village
Magic Circle
Spring Hil
Menard Retirement
Wallis Housing
Zapata Housing
Mill Creek
Portland II
Georgetown
Cloverdale
S. Timber Ridge
Pineville
Ravenwood

37 24 12 16 24 20 24 78 40 44 24 33 25 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24

1,238,578
802,841
331,362
452,826
570,296
553,870
713,607
2,679,584
1,387,671
1,459,926
732,328
903,520
726,185
738,504
1,318,406
930,841
744,092
2,082,405
1,288,819
735,379
694,245
668,345
732,587
637,229
653,172
1,126,416
627,439
433,239
978,615
1,432,573
582,619
740,378
757,370
1,063,079
319,682
726,511
-------------
$32,564,539
=========

8.75%
8.75%
11.37%
10.62%
10.62%
11.87%
8.75%
7.75%
8.25%
8.25%
7.75%
7.75%
8.25%
8.25%
8.25%
8.25%
8.25%
8.25%
8.25%
9.00%
8.75%
8.25%
8.75%
8.75%
8.75%
8.25%
8.75%
8.75%
8.75%
8.25%
8.75%
8.25%
8.75%
8.75%
8.25%
7.25%

9,346
6,032
3,016
4,049
5,126
5,498
5,473
18,064
9,870
10,398
4,937
6,129
5,172
5,264
9,389
6,632
5,302
14,842
9,402
5,673
5,355
4,760
8,018
4,782
4,913
8,018
4,715
3,688
7,377
10,192
4,388
5,265
5,693
7,986
2,318
4,595

50 50 50 50 50 50 40 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2000

SERIES 6 PARTNERSHIP -----------	# OF UNITS ------	BALANCE --------	INTEREST RATE --------	MONTHLY DEBT SERVICE --------	TERM (YEARS) ------

Spruce
Shannon Apartments
Carthage
Mt. Crest
Coal City
Blacksburg Terrace
Frazier
Ehrhardt
Sinton
Frankston
Flagler Beach
Oak Ridge
Monett
Arma
Southwest City
Meadowcrest
Parsons
Newport Village
Goodwater Falls
Northfield Station
Pleasant Hill Square
Winter Park
Cornell
Heritage Drive S.
Brodhead
Mt. Village
Hazelhurst
Sunrise
Stony Creek
Logan Place
Haines
Maple Wood
Summerhill
Dorchester
Lancaster
Autumn Village
Hardy
Dawson

24 16 24 39 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 24 40

913,888
535,002
574,443
1,003,441
978,624
1,085,689
1,472,741
562,351
851,413
560,154
1,384,398
813,154
787,872
718,028
318,921
1,006,947
1,261,609
1,303,706
1,129,557
800,291
789,660
1,002,800
870,873
982,793
788,619
784,533
976,681
1,160,861
1,345,279
1,254,014
2,386,319
798,295
797,590
464,457
1,117,030
227,331
342,866
1,189,146
-------------
$35,341,376
=========

8.75%
8.75%
8.75%
8.25%
7.75%
8.25%
8.25%
7.75%
8.25%
8.75%
8.25%
8.25%
8.25%
8.75%
8.25%
8.25%
7.75%
7.75%
7.75%
7.75%
7.75%
8.25%
8.25%
8.25%
7.75%
8.25%
8.25%
8.75%
8.75%
8.25%
8.25%
7.75%
8.25%
7.75%
7.75%
7.00%
6.00%
7.25%

6,857
4,014
4,371
7,150
6,578
7,738
10,470
3,791
6,063
4,207
9,864
5,800
5,598
5,388
2,271
7,160
8,485
8,798
7,980
5,379
5,315
7,131
6,193
6,990
5,303
5,574
7,105
8,711
9,065
8,909
16,950
5,381
5,911
3,118
7,775
2,608
3,639
7,524

50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 18 50

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                     GATEWAY TAX CREDIT FUND II LTD.
                                                                     (A Florida Limited Partnership)
                                                                     By:  Raymond James Tax Credit Funds,Inc.
                                                                     Raymond James Tax Credit Funds, Inc.

Date:  July 31, 2001                                      By:/s/ Ronald M. Diner
                                                                     Ronald M. Diner
                                                                     President

Date:  July 31, 2001                                      By:/s/ Sandra L. Furey
                                                                     Sandra L. Furey
                                                                     Secretary and Treasurer

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                  GATEWAY TAX CREDIT FUND II LTD.
                                                                  (A Florida Limited Partnership)
                                                                  By:  Raymond James Tax Credit Funds,Inc.
                                                                  Managing General Partner

Date:  July 31, 2001                                   By:/s/ Ronald M. Diner
                                                                  Ronald M. Diner
                                                                  President

Date:  July 31, 2001                                   By:/s/ Sandra L. Furey
                                                                  Sandra L. Furey
                                                                  Secretary and Treasurer