Form 10-Q
period 2001-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 2001-08-16
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended                     June 30, 2001

Commission File Number                               0-19022

                        Gateway Tax Credit Fund II Ltd.
              Exact name of Registrant as specified in its charter)

          Florida                                      65-0142704
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
     Title of Each Class                                       June 30, 2001
Beneficial Assignee Certificates:
$1,000 per certificate                                             37,228

DOCUMENTS INCORPORATED BY REFERENCE

 Parts I and II, 2001 Form 10-K, filed with the
Securities and Exchange Commission on July 14, 2001
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-31821

PART I - Financial Information
    Item 1. Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)
BALANCE SHEETS

SERIES 2	June 30, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

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
which 6,136 at June 30, 2001 and March 31,
2001 have been issued to the assignees
Assignees
  Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 6,136 at
June 30, 2001 and March 31,2001, issued and
outstanding
General Partners

   Total Partners' Equity

     Total Liabilities and Partners' Equity

$ 266,396
53,053
------------
319,449

194,129
119,295
------------
$ 632,873
============

 $ 47,390
------------
47,390
------------

412,212
------------

225,338
(52,067)
------------
173,271
------------
$ 632,873
============

$ 213,928
53,836
----------
267,764

242,459
124,529
----------
$ 634,752
==========

 $ 46,941
----------
46,941
----------

396,046
----------

   243,647
(51,882)
----------
191,765
----------
$ 634,752
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)
BALANCE SHEETS

SERIES 3	June 30, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

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
5,456 at June 30, 2001 and March 31, 2001 have
been issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 5,456 at
June 30, 2001 and March 31, 2001, issued and
outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 228,438
47,189
----------
275,627

172,674
61,178
----------
$ 509,479
==========

$ 51,791
----------
51,791
----------

308,372
----------

195,639
(46,323)
----------
149,316
----------
$ 509,479
==========

$ 177,615
47,886
---------
225,501

215,662
71,138
---------
$ 512,301
==========

$ 51,154
----------
51,154
----------

293,562
----------

213,725
(46,140)
----------
167,585
----------
$ 512,301
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)
BALANCE SHEETS

SERIES 4	June 30, 2001 --------- Unaudited)	March 31, 2001 ---------- (Audited)

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
6,915 at June 30, 2001 and March 31, 2001 have
been issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 6,915 at
June 30, 2001 and March 31, 2001, issued and
outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 316,194
59,784
----------
375,978

218,760
182,241
----------
$ 776,979
==========

$ 57,730
----------
57,730
----------

401,150
----------

375,572
(57,473)
----------
318,099
----------
$ 776,979
==========

$ 249,491
60,666
----------
310,157

273,223
223,689
----------
$ 807,069
==========

 $ 56,807
---------
56,807
---------

382,953
---------

424,290
(56,981)
----------
367,309
----------
$ 807,069
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)
BALANCE SHEETS

SERIES 5	June 30, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

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
8,616 at June 30, 2001 and March 31,2001 have
been issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 8,616 at
June 30, 2001 and March 31,2001, issued and
outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 433,158
74,513
----------
507,671

272,657
698,311
-----------
$ 1,478,639
===========

$ 76,862
-----------
76,862
-----------

404,888
-----------

1,062,544
(65,655)
-----------
996,889
-----------
$ 1,478,639
===========

$ 350,854
75,613
----------
426,467

340,537
752,227
----------
$1,519,231
==========

$ 75,689
----------
75,689
----------

382,400
----------

1,126,154
(65,012)
----------
1,061,142
----------
$1,519,231
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)
BALANCE SHEETS

SERIES 6	June 30, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

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
10,105 at June 30, 2001 and March 31,2001 have
been issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 10,105 at
June 30, 2001 and March 31,2001, issued and
outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 439,371
59,860
----------
499,231

288,050
1,498,260
----------
$2,285,541
===========

 $ 72,799
-----------
72,799
-----------

513,218
-----------

1,771,254
(71,730)
-----------
1,699,524
-----------
$2,285,541
===========

$ 437,636
58,858
----------
496,494

282,893
1,584,877
----------
$2,364,264
===========

$ 71,653
-----------
71,653
-----------

488,284
-----------

1,875,009
(70,682)
----------
1,804,327
----------
$2,364,264
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)
BALANCE SHEETS

TOTAL SERIES 2 - 6	June 30, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

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
37,228 at June 30, 2001 and March 31, 2001 have
been issued to the assignees
Assignees
 Units of beneficial interest of the limited
partnership interest of the assignor limited
partner, $1,000 stated value per BAC, 37,228 at
June 30, 2001 and March 31, 2001, issued and
outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$1,683,557
294,399
-----------
1,977,956

1,146,270
2,559,285
-----------
$5,683,511
===========

$ 306,572
-----------
306,572
-----------

2,039,840
-----------

3,630,347
(293,248)
-----------
3,337,099
-----------
$5,683,511
===========

$1,429,524
296,859
-----------
1,726,383

1,354,774
2,756,460
-----------
$5,837,617
===========

$ 302,244
-----------
302,244
-----------

1,943,245
-----------

3,882,825
(290,697)
-----------
3,592,128
-----------
$5,837,617
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 2	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$ 7,363
----------

17,090

2,652
3,029
450
----------
23,221
----------

(15,858)
(2,636)
----------
$ (18,494)
==========

$ (18,309)
(185)
----------
$ (18,494)
==========

$   (2.98)
==========
6,136
==========

$ 8,701
---------

17,128

1,837
2,212
816
---------
21,993
---------

(13,292)
(54,260)
---------
$ (67,552)
==========

$ (66,876)
(676)
----------
$ (67,552)
==========

$  (10.90)
==========
6,136
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 3	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$ 6,294
----------

15,776

2,772
3,233
280
----------
22,061
----------

(15,767)
(2,502)
----------
$ (18,269)
==========

$ (18,086)
(183)
----------
$ (18,269)
==========

$   (3.31)
==========
5,456
==========

$ 7,368
----------

15,825

1,921
1,860
280
----------
19,886
----------

(12,518)
(11,480)
----------
$ (23,998)
==========

$ (23,758)
(240)
----------
$ (23,998)
==========

$   (4.35)
==========
5,456
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 4	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$ 8,219
----------

19,415

3,495
3,984
1,322
----------
28,216
----------

(19,997)
(29,213)
----------
$ (49,210)
==========

$ (48,718)
(492)
----------
$ (49,210)
==========

$   (7.05)
==========
6,915
==========

$ 9,724
----------

19,458

2,422
2,310
1,664
----------
25,854
----------

(16,130)
(62,650)
----------
$ (78,780)
==========

$ (77,992)
(788)
----------
$ (78,780)
==========

$  (11.28)
==========
6,915
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 5	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$ 10,621
----------

24,002

4,339
4,728
1,278
----------
34,347
----------

(23,726)
(40,527)
----------
$ (64,253)
==========

$ (63,610)
(643)
----------
$ (64,253)
==========

$   (7.38)
==========
8,616
==========

$ 12,609
----------

24,060

3,007
2,985
1,540
----------
31,592
----------

(18,983)
(65,693)
----------
$ (84,676)
==========

$ (83,829)
(847)
----------
$ (84,676)
==========

$   (9.73)
==========
8,616
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 6	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$ 10,476
----------

26,531

4,580
5,268
3,329
----------
39,708
----------

(29,232)
(75,571)
----------
$ (104,803)
===========

$ (103,755)
(1,048)
----------
$ (104,803)
===========

$   (10.27)
===========
10,105
===========

$ 12,500
----------

26,622

3,174
2,955
3,745
----------
36,496
----------

(23,996)
(127,229)
----------
$ (151,225)
===========

$ (149,713)
(1,512)
----------
$ (151,225)
===========

$   (14.82)
===========
10,105
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
Unaudited)

TOTAL SERIES 2 - 6	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$ 42,973 ---------- 102,814 17,838 20,242 6,659 ---------- 147,553 ---------- (104,580) (150,449) ---------- $ (255,029) =========== $ (252,478) (2,551) ----------- $ (255,029) ===========	$ 50,902 ---------- 103,093 12,361 12,322 8,045 ---------- 135,821 ---------- (84,919) (321,312) ---------- $ (406,231) =========== $ (402,170) (4,061) ----------- $ (406,231) ===========

See accompanying notes to financial statements.

 GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at June 30, 2000 Balance at March 31, 2001 Net Loss Balance at June 30, 2001	$ 365,987 (66,876) ------------- $ 299,111 ============= $ 243,647 (18,309) ------------- $ 225,338 =============	$ (50,646) (676) ------------ $ (51,322) ============ $ (51,882) (185) ------------ $ (52,067) ============	$ 315,341 (67,552) ------------ $ 247,789 ============ $ 191,765 (18,494) ------------ $ 173,271 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at June 30, 2000 Balance at March 31, 2001 Net Loss Balance at June 30, 2001	$ 271,815 (23,758) ------------ $ 248,057 ============ $ 213,725 (18,086) ------------ $ 195,639 ============	$ (45,553) (240) ----------- $ (45,793) =========== $ (46,140) (183) ----------- $ (46,323) ===========	$ 226,262 (23,998) ---------- $ 202,264 ========== $ 167,585 (18,269) ---------- $ 149,316 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at June 30, 2000 Balance at March 31, 2001 Net Loss Balance at June 30, 2001	$ 732,836 (77,992) ----------- $ 654,844 =========== $ 424,290 (48,718) ----------- $ 375,572 ===========	$ (53,864) (788) ----------- $ (54,652) =========== $ (56,981) (492) ----------- $ (57,473) ===========	$ 678,972 (78,780) ----------- $ 600,192 =========== $ 367,309 (49,210) ----------- $ 318,099 ===========

See accompanying notes to financial statements.

 GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at June 30, 2000 Balance at March 31, 2001 Net Loss Balance at June 30, 2001	$ 1,371,804 (83,829) ------------ $ 1,287,975 ============ $ 1,126,154 (63,610) ------------ $ 1,062,544 ============	$ (62,531) (847) ----------- $ (63,378) =========== $ (65,012) (643) ----------- $ (65,655) ===========	$ 1,309,273 (84,676) ----------- $ 1,224,597 ============ $ 1,061,142 (64,253) ----------- $ 996,889 ============

See accompanying notes to financial statements.

 GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at June 30, 2000 Balance at March 31, 2001 Net Loss Balance at June 30, 2001	$ 2,351,230 (149,713) ------------ $ 2,201,517 ============ $ 1,875,009 (103,755) ------------ $ 1,771,254 ============	$ (65,872) (1,512) ----------- $ (67,384) =========== $ (70,682) (1,048) ----------- $ (71,730) ===========	$ 2,285,358 (151,225) ----------- $ 2,134,133 ============ $ 1,804,327 (104,803) ----------- $ 1,699,524 ============

See accompanying notes to financial statements.

 GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at June 30, 2000 Balance at March 31, 2001 Net Loss Balance at June 30, 2001	$ 5,093,672 (402,170) ------------ $ 4,691,502 ============ $ 3,882,825 (252,478) ------------ $ 3,630,347 ============	$ (278,466) (4,061) ------------ $ (282,527) ============ $ (290,697) (2,551) ------------ $ (293,248) ============	$ 4,815,206 (406,231) ------------ $ 4,408,975 ============ $ 3,592,128 (255,029) ------------ $ 3,337,099 ============

ee accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

SERIES 2 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net Cash
 Provided by Operating Activities:
   Amortization
   Accreted Interest Income on Investments in
   Securities
   Equity in Losses of Project
   Partnerships
   Interest Income from Redemption of
   Securities
   Changes in Operating Assets and
   Liabilities:
     Increase in Payable to General
     Partners

       Net Cash Provided by Operating
       Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

      Net Cash Provided by Investing
      Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
Of Period

Cash and Cash Equivalents at End of Period

	$ (18,494) 450 (4,723) 2,636 26,908 16,615 ---------- 23,392 ---------- 2,148 26,928 ---------- 29,076 ---------- 52,468 213,928 ---------- $ 266,396 ==========	$ (67,552) 816 (5,315) 54,260 23,536 12,707 ---------- 18,452 ---------- 3,777 28,263 ---------- 32,040 ---------- 50,492 188,570 ---------- $ 239,062 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

SERIES 3 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project
   Partnerships
   Interest Income from Redemption of
   Securities
   Changes in Operating Assets and
   Liabilities:
     Increase in Payable to General
     Partners

        Net Cash Provided by Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (18,269) 280 (4,201) 2,502 23,934 15,447 ----------- 19,693 ----------- 7,178 23,952 ----------- 31,130 ----------- 50,823 177,615 ----------- $ 228,438 ===========	$ (23,998) 280 (4,728) 11,480 20,936 11,359 ---------- 15,329 ---------- 12,768 25,139 ---------- 37,907 ---------- 53,236 155,487 ---------- $ 208,723 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

SERIES 4 -------	2001 ----	2000 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by Operating Activities:
    Amortization
    Accreted Interest Income on Investments
    in Securities
    Equity in Losses of Project
    Partnerships
    Interest Income from Redemption of
    Securities
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners

        Net Cash Provided by Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (49,210) 1,322 (5,322) 29,213 30,322 19,121 ---------- 25,446 ---------- 10,913 30,344 ---------- 41,257 ---------- 66,703 249,491 ---------- $ 316,194 ==========	$ (78,780) 1,664 (5,990) 62,650 26,523 14,062 ---------- 20,129 ---------- 5,943 31,849 ---------- 37,792 ---------- 57,921 226,648 ---------- $ 284,569 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

SERIES 5 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project
   Partnerships
   Interest Income from Redemption of
   Securities
   Changes in Operating Assets and
   Liabilities:
     Increase in Payable to General
     Partners

        Net Cash Provided by Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (64,253) 1,278 (6,633) 40,527 37,792 23,662 ---------- 32,373 ---------- 12,111 37,820 ---------- 49,931 ---------- 82,304 350,854 ---------- $ 433,158 ==========	$ (84,676) 1,540 (7,466) 65,693 33,057 17,378 ---------- 25,526 ---------- 5,790 39,696 ---------- 45,486 ---------- 71,012 318,707 ---------- $ 389,719 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

SERIES 6 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments
    in Securities
    Equity in Losses of Project
    Partnerships
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners

        Net Cash Used in Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

        Net Cash Provided by Investing
        Activities

Increase (Decrease) in Cash and Cash
Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (104,803) 3,329 (6,159) 75,571 26,080 ---------- (5,982) ---------- 7,717 ---------- 7,717 ---------- 1,735 437,636 ---------- $ 439,371 ==========	$ (151,225) 3,745 (6,638) 127,229 19,489 ---------- (7,400) ---------- 6,054 ---------- 6,054 ---------- (1,346) 422,800 ---------- $ 421,454 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

TOTAL SERIES 2 - 6 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net Cash
 Provided by Operating Activities:
    Amortization
    Accreted Interest Income on Investments
    in Securities
    Equity in Losses of Project
    Partnerships
    Interest Income from Redemption of
    Securities
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners

        Net Cash Provided by Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (255,029) 6,659 (27,038) 150,449 118,956 100,925 ----------- 94,922 ----------- 40,067 119,044 ----------- 159,111 ----------- 254,033 1,429,524 ----------- $ 1,683,557 ===========	$ (406,231) 8,045 (30,137) 321,312 104,052 74,995 ---------- 72,036 ---------- 34,332 124,947 ---------- 159,279 ---------- 231,315 1,312,212 ---------- $ 1,543,527 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 2001, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

Reclassifications

   For comparability, the 2000 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2001.

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2001. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 2001 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $128,738 for Series 2, $114,510 for Series 3, $145,072 for Series 4, $180,816 for Series 5 and $162,173 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

	Estimated Market Value ----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ---------------
Series 2	$ 266,585	$ 247,182	$ 19,403
Series 3	237,045	219,863	17,182
Series 4	300,428	278,544	21,884
Series 5	374,330	347,170	27,160
Series 6	372,388	347,910	24,478

   As of June 30, 2001, the cost and accreted interest of debt securities by contractual maturities is as follows:

	Series 2 --------	Series 3 --------	Series 4 --------
Due with 1 year	$ 53,053	$ 47,189	$ 59,784
After 1 year through 5 years	194,129	172,674	218,760
After 5 years through 10 years	0 ----------	0 ----------	0 ----------
Total Amount Carried on Balance Sheet	$ 247,182 ==========	$ 219,863 ==========	$ 278,544 ==========
	Series 5 --------	Series 6 --------	Total --------
Due with 1 year	$ 74,513	$ 59,860	$ 294,399
After 1 year through 5 years	272,657	232,982	1,091,202
After 5 years through 10 years	0 ----------	55,068 ----------	55,068 ----------
Total Amount Carried on Balance Sheet	$ 347,170 ==========	$ 347,910 ==========	$1,440,669 ==========

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

   For the three months June 30, 2001 and 2000 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                               2001             2000
                              ---- -            -----
  Series 2                $  17,090         $  17,128
  Series 3                   15,776            15,825
  Series 4                   19,415            19,458
  Series 5                   24,002            24,060
  Series 6                   26,531            26,622
                           ---------        ---------
  Total                   $ 102,814         $ 103,093
                           =========        =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

  Series 2                $   2,652          $  1,837
  Series 3                    2,772             1,921
  Series 4                    3,495             2,422
  Series 5                    4,339             3,007
  Series 6                    4,580             3,174
                          ---------          --------
  Total                   $  17,838          $ 12,361
                          =========          ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes (Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5 - 36 and Series 6 - 38).

   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 2	JUNE 30, 2001 --------------	MARCH 31, 2001 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,632,355) (81,751) ----------- (189,428) 390,838 (82,115) ------------ $ 119,295 ============	$ 4,524,678 (4,629,719) (79,603) ----------- (184,644) 390,838 (81,665) ----------- $ 124,529 ===========

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,368,970 for the period ended June 30, 2001 and cumulative suspended losses of $2,278,397 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:

SERIES 3	JUNE 30, 2001 ------------	MARCH 31, 2001 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,888,713 (4,070,897) (167,692) ----------- (349,876) 491,746 (80,692) ----------- $ 61,178 ===========	$ 3,888,713 (4,068,395) (160,514) ----------- (340,196) 491,746 (80,412) ----------- $ 71,138 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,296,647 for the period ended June 30, 2001 and cumulative suspended losses of $3,164,318 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:

SERIES 4	JUNE 30, 2001 ------------	MARCH 31, 2001 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,952,519 (5,093,385) (122,632) ----------- (263,498) 562,967 (117,228) ----------- $ 182,241 ===========	$ 4,952,519 (5,064,172) (111,719) ----------- (223,372) 562,967 (115,906) ----------- $ 223,689 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,189,280 for the period ended June 30, 2001 and cumulative suspended losses of $2,124,143 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:

SERIES 5	JUNE 30, 2001 ------------	MARCH 31, 2001 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 6,164,472 (5,805,831) (183,006) ----------- 175,635 650,837 (128,161) ----------- $ 698,311 ===========	$ 6,164,472 (5,765,304) (170,895) ----------- 228,273 650,837 (126,883) ----------- $ 752,227 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,628,253 for the period ended June 30, 2001 and cumulative suspended losses of $2,431,381 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:

SERIES 6	JUNE 30, 2001 ------------	MARCH 31, 2001 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,462,215 (6,390,122) (185,959) ----------- 886,134 785,179 (173,053) ----------- $ 1,498,260 ============	$ 7,462,215 (6,314,551) (178,242) ----------- 969,422 785,179 (169,724) ----------- $ 1,584,877 ============

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,628,022 for the period ended June 30, 2001 and cumulative suspended losses of $1,552,199 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6	JUNE 30, 2001 ------------	MARCH 31, 2001 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 26,992,597 (25,992,590) (741,040) ----------- 258,967 2,881,567 (581,249) ----------- $ 2,559,285 ============	$ 26,992,597 (25,842,141) (700,973) ----------- 449,483 2,881,567 (574,590) ----------- $ 2,756,460 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:

MARCH 31,
SERIES 2	2001 ----	2000 ----

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

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,069,650
18,781,997
16,500
-----------
$20,868,147
===========

$ 392,292
23,050,161
-----------
23,442,453
-----------

(2,555,000)
(19,306)
-----------
(2,574,306)
-----------

$20,868,147
===========

$  713,153
-----------
443,865
140,122
223,316
-----------
807,303
-----------
$  (94,150)
===========
$     (941)
===========
$  (93,209)
90,573
-----------
$   (2,636)
===========

$ 1,926,243
19,665,009
1,345
-----------
$21,592,597
===========

$ 532,966
23,105,111
-----------
23,638,077
-----------

(2,048,150)
2,670
-----------
(2,045,480)
-----------

$21,592,597
===========

$  691,499
-----------
465,534
218,164
224,303
-----------
908,001
-----------
$ (216,502)
===========
$   (2,165)
===========
$ (214,337)
160,077
-----------
$  (54,260)
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:

MARCH 31,
SERIES 3	2001 ----	2000 ----

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

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,251,064
15,807,380
196,853
-----------
$18,255,297
===========

$ 473,850
21,568,724
-----------
22,042,574
-----------

(3,965,250)
177,973
-----------
(3,787,277)
-----------

$18,255,297
===========

$ 653,154
-----------
426,762
129,498
233,506
-----------
789,766
-----------
$ (136,612)
===========
$ (1,781)
===========
$ (134,831)
132,329
-----------
$ (2,502)
===========

$ 2,182,523
16,695,060
207,508
-----------
$19,085,091
===========

$ 505,229
21,638,076
-----------
22,143,305
-----------

(3,274,906)
216,692
-----------
(3,058,214)
-----------

$19,085,091
===========

$ 628,629
-----------
446,146
160,547
231,772
-----------
838,465
-----------
$ (209,836)
===========
$ (3,078)
===========
$ (206,758)
195,278
-----------
$ (11,480)
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:

MARCH 31,
SERIES 4	2001 ----	2000 ----

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

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,392,155
22,182,103
12,509
-----------
$24,586,767
===========

$   557,670
26,375,576
-----------
26,933,246
-----------

(2,448,693)
102,214
-----------
(2,346,479)
-----------

$24,586,767
===========

$  865,804
-----------
559,712
156,887
244,047
-----------
960,646
-----------
$  (94,842)
===========
$ (492)
===========
$  (94,350)
65,137
-----------
$  (29,213)
===========

$ 2,451,965
23,088,334
12,338
-----------
$25,552,637
===========

$   705,966
26,383,242
-----------
27,089,208
-----------

(1,670,319)
133,748
-----------
(1,536,571)
-----------

$25,552,637
===========

$  821,323
-----------
536,175
228,937
245,725
-----------
1,010,837
-----------
$ (189,514)
===========
$   (2,683)
===========
$ (186,831)
124,181
-----------
$  (62,650)
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:

MARCH 31,
SERIES 5	2001 ----	2000 ----

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

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,973,123
27,778,459
24,724
-----------
$30,776,306
===========

$   738,225
32,563,659
-----------
33,301,884
-----------

(2,376,434)
(149,144)
-----------
(2,525,578)
-----------

$30,776,306
===========

$  955,454
-----------
681,762
192,615
320,874
-----------
1,195,251
-----------
$ (239,797)
===========
$   (2,398)
===========
$ (237,399)
196,872
-----------
$  (40,527)
===========

$ 2,988,236
28,914,417
8,581
-----------
$31,911,234
===========

$   757,940
32,652,940
-----------
33,410,880
-----------

(1,396,026)
(103,620)
-----------
(1,499,646)
-----------

$31,911,234
===========

$  931,151
-----------
662,688
209,217
321,584
-----------
1,193,489
-----------
$ (262,338)
===========
$   (2,624)
===========
$ (259,714)
194,021
-----------
$  (65,693)
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:

MARCH 31,
SERIES 6	2001 ----	2000 ----

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

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,291,241
31,632,114
22,460
-----------
$34,945,815
===========

$   629,175
35,341,376
-----------
35,970,551
-----------

(782,285)
(296,451)
-----------
(1,078,736)
-----------
$34,891,815
===========

$ 1,079,787
-----------
688,120
210,871
334,477
-----------
1,233,468
-----------
$ (153,681) ===========
$   (2,287)
===========
$ (151,394)
75,823
-----------
$  (75,571)
===========

$ 3,151,260
32,850,632
6,887
-----------
$36,008,779
===========

$   712,394
35,470,856
-----------
36,183,250
-----------

83,574
(258,045)
-----------
(174,471)
-----------
$36,008,779
===========

$ 1,007,346
-----------
651,321
287,330
342,958
-----------
1,281,609
-----------
$ (274,263)
===========
$   (3,445)
===========
$ (270,818)
143,589
-----------
$ (127,229)
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:

MARCH 31,
TOTAL SERIES 2- 6	2001 ----	2000 ----

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

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 12,977,233
116,182,053
273,046
------------
$129,432,332
============

$  2,791,212
138,899,496
------------
141,690,708
------------

(12,127,662)
(184,714)
------------
(12,312,376)
------------

$129,378,332
============

$ 4,267,352
-----------
2,800,221
829,993
1,356,220
-----------
4,986,434
-----------
$ (719,082)
===========
$   (7,899)
===========
$ (711,183)
560,734
-----------
$ (150,449)
===========

$ 12,700,227
121,213,452
236,659
------------
$134,150,338
============

$  3,214,495
139,250,225
------------
142,464,720
------------

(8,305,827)
(8,555)
------------
(8,314,382)
------------

$134,150,338
============

$ 4,079,948
-----------
2,761,864
1,104,195
1,366,342
-----------
5,232,401
-----------
$(1,152,453)
===========
$   (13,995)
===========
$(1,138,458)
817,146
-----------
$  (321,312)
===========

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations, Liquidity and Capital Resources

   Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

   As disclosed on the statement of operations for each Series, except as described below, interest income is lower for the three months ended June 30, 2001 than June 30, 2000 due to lower interest rates. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three months ended June 30, 2001 are higher for the same period ended June 30, 2000. This increase was primarily due to paying for the audit in full a quarter earlier than the prior period. There were no unusual variations in the operating results between these two periods except as noted below.

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

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2001 decreased from $54,260 for the three months ended June 30, 2000 to $2,636 as a result of a decrease in interest expense at the Project Partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2001, the Series had $266,396 of short-term investments (Cash and Cash Equivalents). It also had $247,182 in Zero Coupon Treasuries with annual maturities providing $56,098 in fiscal year 2002 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $18,494 for the three months ended June 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $2,636 and the changes in operating assets and liabilities, net cash provided by activities was $23,392, primarily due to the interest income from the maturity of the Zero Coupon Treasuries. Cash provided by investing activities totaled $29,076, consisting of $2,148 in cash distributions from the Project Partnerships and $26,928 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2001 decreased from $11,480 for the three months ended June 30, 2000 to $2,502 as a result of a decrease in the interest expense at the Project Partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense.

   At June 30, 2001, the Series had $228,438 of short-term investments (Cash and Cash Equivalents). It also had $219,863 in Zero Coupon Treasuries with annual maturities providing $49,898 in fiscal year 2002 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $18,269 for the three months ended June 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $2,502 and the changes in operating assets and liabilities, net cash provided by operating activities was $19,693, primarily due to the Interest Income from the Redemption of Zero Coupon Treasuries of $23,934. Cash provided by investing activities totaled $31,130, consisting of $7,178 in cash distributions from the Project Partnerships and $23,952 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2000 decreased from $62,650 for the three months ended June 30, 2000 to $29,213 as a result of a decrease in interest expense at the Project Partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense.

   At June 30, 2001, the Series had $316,194 of short-term investments (Cash and Cash Equivalents). It also had $278,544 in Zero Coupon Treasuries with annual maturities providing $63,215 in fiscal year 2002 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $49,210 for the three months ended June 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $29,213 and the changes in operating assets and liabilities, net cash provided by operating activities was $25,446, primarily due to the Interest Income from the Redemption of Zero Coupon Treasuries of $30,322. Cash provided by investing activities totaled $41,257, consisting of $10,913 in cash distributions from the Project Partnerships and $30,344 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2001 decreased from $65,693 for the three months ended June 30, 2000 to $40,527 as a result of a decrease in the interest expense at the Project Partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense.

   At June 30, 2001, the Series had $433,158 of short-term investments (Cash and Cash Equivalents). It also had $347,170 in Zero Coupon Treasuries with annual maturities providing $78,790 in fiscal year 2002 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $64,253 for the three months ended June 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $40,527 and the changes in operating assets and liabilities, net cash provided by operating activities was $32,373, primarily due to the Interest Income from the Redemption of Zero Coupon Treasuries of $37,792. Cash provided by investing activities totaled $49,931, consisting of $12,111 in cash distributions from the Project Partnerships and $37,820 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2000 decreased from $127,229 for the three months ended June 30, 2000 to $75,571 as a result of a decrease in interest expense at the Project Partnership level due to a change in the way quarterly interest expense is calculated to more accurately reflect a proportionate share of the total yearly expense.

   At June 30, 2001, the Series had $439,371 of short-term investments (Cash and Cash Equivalents). It also had $347,910 in Zero Coupon Treasuries with annual maturities providing $62,000 in fiscal year 2002 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $104,803 for the three months ended June 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $75,571 and the changes in operating assets and liabilities, net cash used in operating activities was $5,982, primarily due to the increase in payable to the General Partners. Cash provided by investing activities totaled $7,717, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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

                                   GATEWAY TAX CREDIT FUND II LTD.
                                   (A Florida Limited Partnership)
                                   By:  Raymond James Tax Credit Funds, Inc.

Date: August 17, 2001              By:/s/ Ronald M. Diner
                                   Ronald M. Diner
                                   President

Date: August 17, 2001              By:/s/ Sandra L. Furey
                                   Sandra L. Furey
                                   Secretary and Treasurer