Form 10-Q
period 2001-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 2001-11-21
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
OF 1934

For The Quarterly Period Ended                           September 30, 2001

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
        incorporation or organization)

          880 Carillon Parkway,     St. Petersburg,                Florida                                       33716
          (Address of principal executive offices)                                                                  (Zip Code)

Registrant's Telephone Number, Including Area Code:                                (727) 573-3800

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
       Title of Each Class                                                                                    September 30, 2001
Beneficial Assignee Certificates:
$1,000 per certificate                                                                                                 37,228

                                            DOCUMENTS INCORPORATED BY REFERENCE
                                                      Parts I and II, 2000 Form 10-K, filed with the
                                                Securities and Exchange Commission on July 14, 2001
                                                 Parts III and IV - Form S-11 Registration Statement
                                                        and all amendments and supplements thereto
                                                                           File No. 33-31821

PART I - Financial Information
   Item 1. Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 2	September 30, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

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
  Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
  Units of limited partnership interest consisting of 40,000 authorized BAC's of which 6,136 at September 30, 2001
and March 31, 2001 have been issued to the assignees
Assignees
  Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per
BAC, 6,136 at September 30, 2001 and March 31, 2001,
issued and outstanding
General Partners

      Total Partners' Equity

      Total Liabilities and Partners' Equity

$ 230,570
54,070
------------
284,640

197,926
118,948
------------
$ 601,514
========

$   45,731
------------
45,731
------------

397,487
------------

210,513
(52,217)
------------
158,296
------------
$ 601,514
========

$ 213,928
53,836
-----------
267,764

242,459
124,529
-----------
$ 634,752
========

$   46,941
-----------
46,941
-----------

396,046
-----------

243,647
(51,882)
-----------
191,765
-----------
$ 634,752
========

                                                        See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 3	September 30, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

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
September 30, 2001 and March 31, 2001 have been
issued to the assignees
Assignees
  Units of beneficial interest of the limited partnership
interest of the assignor limited partner, $1,000 stated
value per BAC, 5,456 at September 30, 2001 and
March 31, 2001, issued and outstanding
General Partners

      Total Partners' Equity

      Total Liabilities and Partners' Equity

$ 190,606
 48,095
----------
       238,701

       176,050
55,486
-----------
$ 470,237
========

$   50,010
-----------
50,010
-----------

290,294
-----------

176,450
(46,517)
------------
129,933
------------
$ 470,237
========

$ 177,615
47,886
----------
225,501

215,662
71,138
----------
$ 512,301
========

$   51,154
------------
51,154
------------

293,562
------------

213,725
(46,140)
------------
167,585
------------
$ 512,301
========

                                                    See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 4	September 30, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

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
September 30, 2001 and March 31, 2001 have been
issued to the assignees
Assignees
  Units of beneficial interest of the limited partnership
interest of the assignor limited partner, $1,000 stated
value per BAC, 6,915 at September 30, 2001 and
March 31, 2001, issued and outstanding
General Partners

Total Partners' Equity

Total Liabilities and Partners' Equity

$ 273,264
60,931
-----------
334,195

223,038
166,225
-----------
$ 723,458
========

$   55,471
-----------
55,471
-----------

379,988
-----------

345,773
(57,774)
-----------
287,999
-----------
$ 723,458
========

$ 249,491
60,666
-----------
310,157

273,223
223,689
-----------
$ 807,069
========

$   56,807
-----------
56,807
-----------

382,953
-----------

424,290
(56,981)
-----------
367,309
-----------
$ 807,069
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 5	September 30, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

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
September 30, 2001 and March 31, 2001 have been
issued to the assignees
Assignees
  Units of beneficial interest of the limited partnership
interest of the assignor limited partner, $1,000 stated
value per BAC, 8,616 at September 30, 2001and
March 31, 2001, issued and outstanding
General Partners

      Total Partners' Equity

      Total Liabilities and Partners' Equity

$ 371,888
75,943
-----------
447,831

277,989
669,844
------------
$ 1,395,664
=========

$     74,153
------------
74,153
------------

373,554
------------

1,014,101
(66,144)
------------
947,957
------------
$ 1,395,664
=========

$ 350,854
75,613
-----------
426,467

340,537
752,227
-----------
$ 1,519,231
========

 $     75,689
-----------
75,689
-----------

382,400
-----------

1,126,154
(65,012)
------------
1,061,142
------------
$1,519,231
=========

                                                      See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 6	September 30, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

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
  Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
  Units of limited partnership interest consisting of 40,000 authorized BAC's,of  which 10,105 at September 30, 2001
and March 31, 2001 have been issued to the assignees
Assignees
  Units of beneficial interest of the limited partnership
interest of the assignor limited partner, $1,000 stated value per BAC, 10,105 at September 30, 2001 and March 31,
2001, issued and outstanding
General Partners

Total Partners' Equity

Total Liabilities and Partners' Equity

$  382,840
60,891
-----------
443,731

293,358
1,438,173
------------
$ 2,175,262
=========

$     69,835
------------
69,835
------------

487,159
------------

1,690,811
(72,543)
------------
1,618,268
------------
$ 2,175,262
=========

$  437,636
58,858
-----------
496,494

282,893
1,584,877
------------
$ 2,364,264
=========

$     71,653
------------
71,653
------------

488,284
------------

1,875,009
(70,682)
------------
1,804,327
------------
$ 2,364,264
=========

                                                               See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

TOTAL SERIES 2 - 6	September 30, 2001 ---------- (Unaudited)	March 31, 2001 ---------- (Audited)

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
assignees
Assignees
  Units of beneficial interest of the limited partnership
interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at September 30, 2001 and March 31,
2001, issued and outstanding
General Partners

Total Partners' Equity

Total Liabilities and Partners' Equity

$ 1,449,168
299,930
------------
1,749,098

1,168,361
2,448,676
------------
$ 5,366,135
=========

$   295,200
------------
295,200
------------

1,928,48
------------

3,437,648
(295,195)
------------
3,142,453
------------
$ 5,366,135
=========

$ 1,429,524
296,859
------------
1,726,38

1,354,774
2,756,460
------------
$ 5,837,617
=========

$ 302,244
------------
302,244
------------

1,943,245
------------

3,882,825
(290,697)
------------
3,592,128
------------
$ 5,837,617
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
  Amortization

    Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Assignees
  General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   6,765
-----------

17,090

3,408
2,495
450
-----------
23,443
-----------

(16,678)
1,703
-----------
$ (14,975)
========

$ (14,825)
(150)
-----------
$ (14,975)
========

$     (2.42)
========
6,136
========

$    8,761
-----------

17,128

3,255
4,087
816
----------
25,286
-----------

(16,525)
(56,543)
-----------
$ (73,068)
========

$ (72,337)
(731)
-----------
$ (73,068)
========

$   (11.79)
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
  Amortization

    Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Assignees
  General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$    5,948
-----------

15,776

3,564
2,638
280
-----------
22,258
-----------

(16,310)
(3,073)
-----------
$ (19,383)
========

$ (19,189)
(194)
-----------
$ (19,383)
========

$     (3.52)
========
5,456
========

$    7,682
-----------

15,825

3,402
4,396
280
-----------
23,903
-----------

(16,221)
(8,355)
-----------
$ (24,576)
========

$ (24,330)
(246)
-----------
$ (24,576)
========

$      (4.46)
========
5,456
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
  Amortization

    Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Assignees
  General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   7,753
----------

19,415

4,493
3,196
1,322
----------
28,426
----------
(20,673)

(9,427)
-----------
$ (30,100)
========

$ (29,799)
(301)
-----------
$ (30,100)
========

$     (4.31)
========
6,915
========

$  10,110
----------

19,458

4,289
5,454
1,664
-----------
30,865
-----------
(20,755)

(57,942)
-----------
$ (78,697)
========

$ (77,910)
(787)
-----------
$ (78,697)
========

$   (11.27)
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
  Amortization

    Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Assignees
  General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$    9,928
-----------

24,002

5,578
3,796
1,278
-----------
34,654
-----------

(24,726)

(24,206)
-----------
$ (48,932)
========

$ (48,443)
(489)
-----------
$ (48,932)
========

$     (5.62)
========
8,616
========

$   13,042
-----------

24,060

5,325
6,692
1,540
-----------
37,617
-----------

(24,575)

(69,923)
-----------
$ (94,498)
========

$ (93,553)
(945)
-----------
$  (94,498
========

$  (10.86)
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
  Amortization

    Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Assignees
  General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$    9,566
-----------

26,351

5,888
4,246
3,329
-----------
39,814
-----------

(30,248)

(51,008)
-----------
$ (81,256)
========

$ (80,443)
(813)
-----------
$ (81,256)
========

$     (7.96)
========
10,105
========

$  12,759
-----------

26,222

5,621
7,347
3,745
-----------
42,935
-----------

(30,176)

(154,483)
-----------
$ (184,659)
========

$ (182,812)
(1,847)
-----------
$ (184,659)
========

$    (18.09)
========
10,105
========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
TOTAL SERIES 2 - 6	2001 ----	2000 ----

Revenues:
  Interest Income

Expenses
  Asset Management Fee-General Partner
  General and Administrative:
  General Partner
  Other
  Amortization

    Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
Assignees
General Partners

	$ 39,960 ------------ 102,634 22,931 16,371 6,659 ------------ 148,595 ------------ (108,635) (86,011) ------------ $ (194,646) ========= $ (192,699) (1,947) ------------ $ (194,646) =========	$ 52,354 ------------ 102,693 21,892 27,976 8,045 ------------ 160,606 ------------ (108,252) (347,246) ------------ $ (455,498) ========= $ (450,943) (4,555) ------------ $ (455,498) =========

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
  Amortization

    Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Assignees
  General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$  14,128
-----------

34,180

6,060
5,524
900
-----------
46,664
-----------

(32,536)

(933)
-----------
$ (33,469)
========

$ (33,134)
(335)
-----------
$ (33,469)
========

$     (5.40)
========
6,136
========

$  17,462
-----------

34,256

5,092
6,299
1,632
-----------
47,279
-----------

(29,817)

(110,803)
-----------
$ (140,620)
========

$ (139,214)
(1,406)
-----------
$ (140,620)
========

$    (22.69)
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
  Amortization

    Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Assignees
  General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   12,242
-----------

31,552

6,336
5,871
560
-----------
44,319
-----------

(32,077)

(5,575)
-----------
$ (37,652)
========

$ (37,275)
(377)
-----------
$ (37,652)
========

$    (6.83)
========
5,456
========

$   15,050
-----------

31,650

5,323
6,256
560
-----------
43,789
-----------

(28,739)

(19,835)
-----------
$ (48,574)
========

$ (48,088)
(486)
-----------
$ (48,574)
========

$     (8.81)
========
5,456
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
  Amortization

    Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Assignees
  General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$  15,972
----------

38,830

7,988
7,180
2,644
----------
56,642
----------

(40,670)

(38,640)
----------
$ (79,310)
========

$ (78,517)
(793)
----------
$ (79,310)
========

$   (11.35)
========
6,915
========

$  19,834
----------

38,916

6,711
7,764
3,328
----------
56,719
----------

(36,885)

(120,592)
----------
$(157,477)
========

$(155,902)
(1,575)
----------
$(157,477)
========

$   (22.55)
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
  Amortization

    Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project  Partnerships

    Net Loss

Allocation of Net Loss:
  Assignees
  General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$  20,549
----------

48,004

9,917
8,524
2,556
----------
69,001
----------

(48,452)

(64,733)
----------
$ (113,185)
========

$ (112,053)
(1,132)
-----------
$ (113,185)
========

$    (13.01)
========
8,616
========

$   25,651
-----------

48,120

8,332
9,677
3,080
-----------
69,209
-----------

(43,558)

(135,616)
-----------
$ (179,174)
========

$ (177,382)
(1,792)
-----------
$ (179,174)
========

$    (20.59)
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
  Amortization

    Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Assignees
  General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$  20,042
-----------

52,882

10,468
9,514
6,658
-----------
79,522
----------

(59,480)

(126,579)
-----------
$ (186,059)
========

$ (184,198)
(1,861)
-----------
$ (186,059)
========

$    (18.23)
========
10,105
========

$  25,259
-----------

52,844

8,795
10,302
7,490
-----------
79,431
-----------

(54,172)

(281,712)
-----------
$ (335,884)
========

$ (332,525)
(3,359)
------------
$ (335,884)
========

$    (32.91)
=========
10,105
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
  Amortization

    Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

    Net Loss

Allocation of Net Loss:
  Assignees
  General Partners

	$ 82,933 ----------- 205,448 40,769 36,613 13,318 ----------- 296,148 ----------- (213,215) (236,460) ----------- $ (449,675) ======== $ (445,177) (4,498) ----------- $ (449,675) ========	$ 103,256 ----------- 205,786 34,253 40,298 16,090 ----------- 296,427 ----------- (193,171) (668,558) ----------- $ (861,729) ======== $ (853,111) (8,618) ------------ $ (861,729) =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at September 30, 2000 Balance at March 31, 2001 Net Loss Balance at September 30, 2001	$ 365,987 (139,214) ------------ $ 226,773 ======== $ 243,647 (33,134) ------------ $ 210,513 ========	$ (50,646) (1,406) ----------- $ (52,052) ======== $ (51,882) (335) ----------- $ (52,217) ========	$ 315,341 (140,620) ------------ $ 174,721 ======== $ 191,765 (33,469) ------------ $ 158,296 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at September 30, 2000 Balance at March 31, 2001 Net Loss Balance at September 30, 2001	$ 271,815 (48,088) ------------ $ 223,727 ======== $ 213,725 (37,275) ------------ $ 176,450 ========	$ (45,553) (486) ----------- $ (46,039) ======== $ (46,140) (377) ----------- $ (46,517) =========	$ 226,262 (48,574) ------------ $ 177,688 ======== $ 167,585 (37,652) ------------ $ 129,933 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at September 30, 2000 Balance at March 31, 2001 Net Loss Balance at September 30, 2001	$ 732,836 (155,902) ------------ $ 576,934 ======== $ 424,290 (78,517) ------------ $ 345,773 ========	$ (53,864) (1,575) ----------- $ (55,439) ======== $ (56,981) (793) ----------- $ (57,774) ========	$ 678,972 (157,477) ----------- $ 521,495 ======== $ 367,309 (79,310) ----------- $ 287,999 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at September 30, 2000 Balance at March 31, 2001 Net Loss Balance at September 30, 2001	$ 1,371,804 (177,382) ------------ $ 1,194,422 ========= $ 1,126,154 (112,053) ------------ $ 1,014,101 =========	$ (62,531) (1,792) ----------- $ (64,323) ======== $ (65,012) (1,132) ----------- $ (66,144) ========	$ 1,309,273 (179,174) ------------ $ 1,130,099 ========= $ 1,061,142 (113,185) ------------ $ 947,957 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at September 30, 2000 Balance at March 31, 2001 Net Loss Balance at September 30, 2001	$ 2,351,230 (332,525) ------------ $ 2,018,705 ========= $ 1,875,009 (184,198) ------------ $ 1,690,811 =========	$ (65,872) (3,359) ----------- $ (69,231) ======== $ (70,682) (1,861) ----------- $ (72,543) ========	$ 2,285,358 (335,884) ------------ $ 1,949,474 ========= $ 1,804,327 (186,059) ------------ $ 1,618,268 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at September 30, 2000 Balance at March 31, 2001 Net Loss Balance at September 30, 2001	$ 5,093,672 (853,111) ------------ $ 4,240,561 ========= $ 3,882,825 (445,177) ------------ $ 3,437,648 =========	$ (278,466) (8,618) ----------- $ (287,084) ======== $ (290,697) (4,498) ----------- $ (295,195) ========	$ 4,815,206 (861,729) ------------ $ 3,953,477 ========= $ 3,592,128 (449,675) ------------ $ 3,142,453 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
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

Cash Flows from Investing Activities:
  Distributions Received from Project Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning Of Year

Cash and Cash Equivalents at End of Year

	$ (33,469) 900 (9,537) 933 26,908 231 ----------- (14,034) ----------- 3,748 26,928 ----------- 30,676 ----------- 16,642 213,928 ----------- $ 230,570 ========	$ (140,620) 1,632 (10,734) 110,803 23,536 (318) ----------- (15,701) ----------- 5,377 28,263 ----------- 33,640 ----------- 17,939 188,570 ----------- $ 206,509 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
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
        Decrease in Payable to General Partners

           Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
   Distributions Received from Project Partnerships
   Redemption of Investment in Securities

           Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (37,652) 560 (8,483) 5,575 23,934 (4,412) ---------- (20,478) ---------- 9,517 23,952 ---------- 33,469 ---------- 12,991 177,615 ---------- $ 190,606 ========	$ (48,574) 560 (9,547) 19,835 20,936 (7,694) --------- (24,484) --------- 13,890 25,139 --------- 39,029 --------- 14,545 155,487 --------- $ 170,032 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
SERIES 4 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
   Net Loss
   Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
     Amortization
     Accreted Interest Income on Investments in Securities
     Equity in Losses of Project Partnerships
     Interest Income from Redemption of Securities
     Changes in Operating Assets and Liabilities:
       Decrease in Payable to General Partners

           Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project Partnerships
  Redemption of Investment in Securities

           Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (79,310) 2,644 (10,747) 38,640 30,322 (4,300) ------------ (22,751) ------------ 16,180 30,344 ------------ 46,524 ------------ 23,773 249,491 ------------ $ 273,264 =========	$ (157,477) 3,328 (12,096) 120,592 26,523 (3,696) ------------ (22,826) ------------ 11,039 31,849 ------------ 42,888 ------------ 20,062 226,648 ------------ $ 246,710 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
SERIES 5 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
   Net Loss
   Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments in Securities
   Equity in Losses of Project Partnerships
   Interest Income from Redemption of Securities
   Changes in Operating Assets and Liabilities:
     Decrease in Payable to General Partners

         Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project Partnerships
  Redemption of Investment in Securities

         Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (113,185) 2,556 (13,395) 64,733 37,792 (10,381) ------------ (31,880) ------------ 15,094 37,820 ------------ 52,914 ------------ 21,034 350,854 ------------ $ 371,888 ========	$ (179,174) 3,080 (15,076) 135,616 33,057 (10,728) ------------ (33,225) ------------ 5,790 39,696 ------------ 45,486 ------------ 12,261 318,707 ------------ $ 330,968 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
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

Cash Flows from Investing Activities:
  Distributions Received from Project Partnerships
  Redemption of Investment in Securities

         Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (186,059) 6,658 (12,498) 126,579 (2,943) ------------ (68,263) ------------ 13,467 0 ------------ 13,467 ------------ (54,796) 437,636 ------------ $ 382,840 =========	$ (335,884) 7,490 (13,468) 281,712 (3,508) ------------ (63,658) ------------ 7,416 0 ------------ 7,416 ------------ (56,242) 422,800 ------------ $ 366,558 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
TOTAL SERIES 2 - 6 ------------------	2001 ----	2000 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to Net Cash
  Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments in Securities
    Equity in Losses of Project Partnerships
    Interest Income from Redemption of Securities
    Changes in Operating Assets and Liabilities:
      Decrease in Payable to General Partners

          Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project Partnerships
  Redemption of Investment in Securities

          Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (449,675) 13,318 (54,660) 236,460 118,956 (21,805) ------------ (157,406) ------------ 58,006 119,044 ------------ 177,050 ------------ 19,644 1,429,524 ------------ $ 1,449,168 =========	$ (861,729) 16,090 (60,921) 668,558 104,052 (25,944) ------------ (159,894) ------------ 43,512 124,947 ------------ 168,459 ------------ 8,565 1,312,212 ------------ $ 1,320,777 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001

NOTE 1 - ORGANIZATION:

      Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 2001, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

NOTE 3 - INVESTMENT IN SECURITIES:

      The September 30, 2001 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $133,553 for Series 2, $118,793 for Series 3, $150,497 for Series 4, $187,578 for Series 5 and $168,511 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

	Estimated Market Value -----------------	Cost Plus Accreted Interest -------------------	Gross Unrealized Gains and (Losses) -----------------
Series 2	$ 277,830	$ 251,996	$ 25,834
Series 3	247,043	224,145	22,898
Series 4	313,101	283,969	29,132
Series 5	390,121	353,932	36,189
Series 6	389,557	354,249	35,308

     As of September 30, 2001, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 54,070	$ 48,095	$ 60,931
After 1 year through 5 years	197,926	176,050	223,038
Total Amount Carried on Balance Sheet	$ 251,996 ========	$ 224,145 ========	$ 283,969 ========

	Series 5 --------	Series 6 --------	Tota --------
Due within 1 year	$ 75,943	$ 60,891	$ 299,930
After 1 year through 5 years	277,989	237,237	1,112,240
After 5 years through 10 years	0 ----------	56,121 ----------	56,121 ----------
Total Amount Carried on Balance Sheet	$ 353,932 ========	$ 354,249 ========	$1,468,291 ========

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

      For the six months ended September 30, 2001 and 2000 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

      Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                                                          2001                                 2000
                                                           -----                                  -----
Series 2                                         $ 34,180                            $ 34,256
Series 3                                            31,552                               31,650
Series 4                                            38,830                               38,916
Series 5                                            48,004                               48,120
Series 6                                            52,882                               52,844
                                                       ---------                             ---------
Total                                           $ 205,448                           $ 205,786
                                                    =======                           =======

      General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

Series 2                                          $ 6,060                                $ 5,092
Series 3                                             6,336                                   5,323
Series 4                                             7,988                                   6,711
Series 5                                             9,917                                   8,332
Series 6                                           10,468                                   8,795
                                                       ---------                                --------
Total                                            $ 40,769                               $ 34,253
                                                    =======                               =======

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

      As of September 30, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes (Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5 - 36 and Series 6 - 38).

      Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

      The following is a summary of Investments in Project Partnerships as of:

SERIES 2	SEPTEMBER 30, 2001 ----------------	MARCH 31, 2001 ---------------

Capital Contributions to Project Partnerships and purchase
price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,630,652) (83,351) ------------ (189,325) 390,838 (82,565) ----------- $ 118,948 ========	$ 4,524,678 (4,629,719) (79,603) ------------- (184,644) 390,838 (81,665) ------------ $ 124,529 ========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,436,382 for the period ended September 30, 2001 and cumulative suspended losses of $2,278,397 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

     The following is a summary of Investments in Project Partnerships as of:
SERIES 3	SEPTEMBER 30, 2001 ------------------	MARCH 31, 2001 ---------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
   Acquisition fees and expenses
   Accumulated amortization of acquisition fees and expenses

Investments in Project Partnerships

	$ 3,888,713 (4,073,970) (170,031) ----------- (355,288) 491,746 (80,972) ----------- $ 55,486 =======	$ 3,888,713 (4,068,395) (160,514) ------------- (340,196) 491,746 (80,412) ------------ $ 71,138 =======

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,381,174 for the period ended September 30, 2001 and cumulative suspended losses of $3,164,318 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

     The following is a summary of Investments in Project Partnerships as of:
SERIES 4	SEPTEMBER 30, 2001 ----------------	MARCH 31, 2001 ---------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees and expenses

Investments in Project Partnerships

	$ 4,952,519 (5,102,812) (127,899) ----------- (278,192) 562,967 (118,550) ----------- $ 166,225 ========	$ 4,952,519 (5,064,172) (111,719) ------------- (223,372) 562,967 (115,906) ------------ $ 223,689 ========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,269,705 for the period ended September 30, 2001 and cumulative suspended losses of $2,124,143 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

      The following is a summary of Investments in Project Partnerships as of:

SERIES 5	SEPTEMBER 30, 2001 -------------------	MARCH 31, 2001 ----------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees and expenses

Investments in Project Partnerships

	$ 6,164,472 (5,830,037) (185,989) ----------- 148,446 650,837 (129,439) ------------ $ 669,844 ========	$ 6,164,472 (5,765,304) (170,895) ------------- 228,273 650,837 (126,883) ------------ $ 752,227 ========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,806,702 for the period ended September 30, 2001 and cumulative suspended losses of $2,431,381 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

      The following is a summary of Investments in Project Partnerships as of:

SERIES 6	SEPTEMBER 30, 2001 -------------------	MARCH 31, 2001 -----------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees and expenses

Investments in Project Partnerships

	$ 7,462,215 (6,441,130) (191,709) ------------ 829,376 785,179 (176,382) ------------ $ 1,438,173 =========	$ 7,462,215 (6,314,551) (178,242) ------------- 969,422 785,179 (169,724) ------------ $ 1,584,877 =========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,674,144 for the period ended September 30, 2001 and cumulative suspended losses of $1,552,199 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

      The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6	SEPTEMBER 30, 2001 ----------------------	MARCH 31, 2001 -----------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees and expenses

Investments in Project Partnerships

	$ 26,992,597 (26,078,601) (758,979) ----------- 155,017 2,881,567 (587,908) ----------- $ 2,448,676 =========	$ 26,992,597 (25,842,141) (700,973) ------------- 449,483 2,881,567 (574,590) ------------ $ 2,756,460 =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

      In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

JUNE 30,
SERIES 2	2001 ----	2000 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

    Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$  2,117,492
18,558,680
15,501
-----------
$20,691,673
=========

$     284,854
23,048,944
-----------
23,333,798
-----------

(2,620,708)
(21,417)
-----------
(2,642,125)
-----------
$20,691,673
=========

$ 1,435,935
-----------
869,581
280,245
446,633
-----------
1,596,459
-----------
$  (160,524)
=========
$      (1,606)
=========
$  (158,918)
157,985
-----------
$         (933)
=========

$  2,003,116
19,440,706
1,646
-----------
$21,445,468
=========

$    574,758
23,102,611
-----------
23,677,369
-----------

(2,232,707)
806
-----------
(2,231,901)
-----------
$21,445,468
=========

$ 1,416,685
-----------
917,289
453,713
448,606
-----------
1,819,608
-----------
$  (402,923)
=========
$      (4,029)
=========
$  (398,894)
288,091
-----------
$  (110,803)
=========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

      In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

JUNE 30,
SERIES 3	2001 ----	2000 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
   Long-term debt

    Total liabilities

Partners' equity
   Limited Partner
   General Partners

     Total Partners' equity

     Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

Total expenses

Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$  2,234,798
15,595,331
193,892
-----------
$18,024,021
=========

$     347,692
21,564,794
-----------
21,912,486
-----------

(4,052,850)
164,385
-----------
(3,888,465)
-----------
$18,024,021
=========

$ 1,350,749
-----------
850,485
258,995
467,015
-----------
1,576,495
-----------
$ (225,746)
=========
$     (3,315)
=========
$ (222,431)
216,856
-----------
$     (5,575)
=========

$  2,108,779
16,463,288
198,473
-----------
$18,770,540
=========

$     483,987
21,628,968
-----------
22,112,955
-----------

(3,555,582)
213,167
-----------
(3,342,415)
-----------
$18,770,540
=========

$ 1,272,072
-----------
986,004
316,561
463,544
-----------
1,766,109
-----------
$ (494,037)
=========
$     (6,603)
=========
          $  (487,434)
467,599
-----------
$    (19,835)
=========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

     In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:
JUNE 30,
SERIES 4	2001 ----	2000 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

Total Partners' equity

Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnership

$ 2,460,505
21,938,104
12,389
-----------
$24,410,998
=========

$     474,258
26,375,576
-----------
26,849,834
-----------

(2,538,545)
99,709
-----------
(2,438,836)
-----------
$24,410,998
=========

$ 1,716,019
-----------
1,099,237
313,775
488,046
-----------
1,901,058
-----------
$  (185,039)
=========
$         (837)
=========
$  (184,202)
145,562
-----------
$    (38,640)
=========

$  2,492,590
22,857,794
33,935
-----------
$25,384,319
=========

$    772,440
26,353,796
-----------
27,126,236
-----------

(1,873,108)
131,191
-----------
(1,741,917)
-----------
$25,384,319
=========

$ 1,647,276
-----------
1,092,497
458,189
491,450
-----------
2,042,136
-----------
$ (394,860)
=========
$     (5,240)
=========
$ (389,620)
269,028
-----------
$ (120,592)
=========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,044,195
27,457,584
30,105
-----------
$30,531,884
=========

$    713,006
32,563,659
-----------
33,276,665
-----------

(2,579,089)
(165,692)
-----------
(2,744,781)
-----------
$30,531,884
=========

$ 1,900,349
-----------
1,317,870
385,229
641,749
-----------
2,344,848
-----------
$ (444,499)
========
$    (4,445)
========
$ (440,054)
375,321
-----------
$  (64,733)
========

$ 3,060,608
28,592,878
22,285
-----------
$31,675,771
=========

$    838,274
32,654,996
-----------
33,493,270
-----------

(1,710,701)
(106,798)
-----------
(1,817,499)
-----------
$31,675,771
=========

$ 1,859,179
-----------
1,378,389
417,828
643,153
-----------
2,439,370
-----------
$ (580,191)
=========
$     (5,802)
=========
$ (574,389)
438,773
-----------
$ (135,616)
========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,327,545
31,297,694
29,497
-----------
$34,654,736
=========

$    441,774
35,341,376
-----------
35,783,150
-----------

(825,414)
(303,000)
-----------
(1,128,414)
-----------
$34,654,736
=========

$ 2,193,663
-----------
1,355,296
421,743
668,897
-----------
2,445,936
-----------
$  (252,273)
=========
$      (3,749)
=========
$  (248,524)
121,945
-----------
$  (126,579)
=========

$  3,179,341
32,515,674
13,038
-----------
$35,708,053
=========

$    724,555
35,459,556
-----------
36,184,111
-----------

(214,295)
(261,763)
-----------
(476,058)
-----------
$35,708,053
=========

$ 2,011,038
-----------
1,321,774
579,199
685,915
-----------
2,586,888
-----------
$  (575,850)
=========
$      (7,163)
=========
$  (568,687)
286,975
-----------
$  (281,712)
=========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

      In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of June 30, of each year:

JUNE 30,
TOTAL SERIES 2- 6	2001 ----	2000 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

    Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$  13,184,535
114,847,393
281,384
------------
$128,313,312
==========

$    2,261,584
138,894,349
------------
141,155,933
------------

(12,616,606)
(226,015)
------------
(12,842,621)
------------
$128,313,312
==========

$   8,596,715
------------
5,492,469
1,659,987
2,712,340
------------
9,864,796
------------
$ (1,268,081)
==========
$      (13,952)
==========
$ (1,254,129)
1,017,669
------------
$    (236,460)
==========

$  12,844,434
119,870,340
269,377
------------
$132,984,151
==========

$   3,394,014
139,199,927
------------
142,593,941
------------

(9,586,393)
(23,397)
------------
(9,609,790)
------------
$132,984,151
==========

$   8,206,250
------------
5,695,953
2,225,490
2,732,668
------------
10,654,111
------------
$ (2,447,861)
==========
$      (28,837)
==========
$ (2,419,024)
1,750,466
------------
$   (668,558)
==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

     Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

     As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the six and three months ended September 30, 2001 and September 30, 2000. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the six and three months ended September 30, 2001 are comparable for the same period ended September 30, 2000. There were no unusual variations in the operating results between these two periods.

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

     Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2001 decreased from $110,803 for the six months ended September 30, 2000 to $933 as a result of not including losses of $157,985 in 2001 as compared to $288,091 in 2000 as these losses would reduce the investment in certain Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

     At September 30, 2001, the Series had $230,570 of short-term investments (Cash and Cash Equivalents). It also had $251,996 in Zero Coupon Treasuries with annual maturities providing $56,105 in fiscal year 2003 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $33,469 for the six months ended September 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $933 and the changes in operating assets and liabilities, net cash used in operating activities was $14,034. Net cash provided by investing activities totaled $30,676, consisting of $3,748 in cash distributions from the Project Partnerships and $26,928 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

     Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2001 decreased from $19,835 for the six months ended September 30, 2000 to $5,575 as a result of not including losses of $216,856 in 2001 as compared to $467,599 in 2000, as these losses would reduce the investment in certain Project Partnerships below zero.

     At September 30, 2001, the Series had $190,606 of short-term investments (Cash and Cash Equivalents). It also had $224,145 in Zero Coupon Treasuries with annual maturities providing $49,888 in fiscal year 2003 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $37,652 for the six months ended September 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $5,575 and the changes in operating assets and liabilities, net cash used in operating activities was $20,478. Net cash provided by investing activities totaled $33,469, consisting of $9,517 in cash distributions from the Project Partnerships and $23,952 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

     Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2001 decreased from $120,592 for the six months ended September 30, 2000 to $38,640 as a result of not including losses of $145,562 in 2001 as compared to $269,028 in 2000 as these losses would reduce the investment in certain Project Partnerships below zero.

     At September 30, 2001, the Series had $273,264 of short-term investments (Cash and Cash Equivalents). It also had $283,969 in Zero Coupon Treasuries with annual maturities providing $63,227 in fiscal year 2003 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $79,310 for the six months ended September 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $38,640 and the changes in operating assets and liabilities, net cash used in operating activities was $22,751. Net cash provided by investing activities totaled $46,524, consisting of $16,180 in cash distributions from the Project Partnerships and $30,344 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

     Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  Equity in Losses of Project Partnerships for the six months ended September 30, 2001 decreased from $135,616 for the six months ended September 30, 2000 to $64,733 as a result of not including losses of $375,321 in 2001 as compared to $438,773 in 2000 as these losses would reduce the investment in certain Project Partnerships below zero.

     At September 30, 2001, the Series had $371,888 of short-term investments (Cash and Cash Equivalents). It also had $353,932 in Zero Coupon Treasuries with annual maturities providing $78,780 in fiscal year 2003 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $113,185 for the six months ended September 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $64,733 and the changes in operating assets and liabilities, net cash used in operating activities was $31,880. Net cash provided by investing activities totaled $52,914, consisting of $15,094 in cash distributions from the Project Partnerships and $37,820 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

     Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2001 decreased from $281,712 for the six months ended September 30, 2000 to $126,579 as a result of not including losses of $121,945 in 2001 as compared to $286,975 in 2000, as these losses would reduce the investment in certain Project Partnerships below zero.

     At September 30, 2001, the Series had $382,840 of short-term investments (Cash and Cash Equivalents). It also had $354,249 in Zero Coupon Treasuries with annual maturities providing $62,000 in fiscal year 2002 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

     As disclosed on the statement of cash flows, the Series had a net loss of $186,059 for the six months ended September 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $126,579 and the changes in operating assets and liabilities, net cash used in operating activities was $68,263. Net cash provided by investing activities totaled $13,467, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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

                                                            GATEWAY TAX CREDIT FUND II LTD.
                                                            (A Florida Limited Partnership)
                                                            By: Raymond James Tax Credit Funds, Inc.

Date: November 16, 2001                    By:/s/ Ronald M. Diner

                                                            Ronald M. Diner
                                                            President

Date: November 16, 2001                    By:/s/ Sandra L. Furey

                                                            Sandra L. Furey
                                                            Secretary and Treasurer