Form 10-Q
period 2001-12-31
GATEWAY TAX CREDIT FUND II LTD
filed 2002-03-05
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended           December 31, 2001

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
Title of Each Class                            December 31,2001

Beneficial Assignee Certificates:
$1,000 per certificate                               37,228

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2001 Form 10-K, filed with the
Securities and Exchange Commission on July 31, 2001
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-31821

PART I - Financial Information
  Item 1. Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 2	December 31, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

    Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,136 at December 31, 2001 and March 31, 2001 have been issued to the  assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,136 at December 31, 2001 and March 31, 2001, issued and outstanding
General Partners

    Total Partners' Equity

    Total Liabilities and     Partners' Equity

$  226,328
55,108
----------
281,436

201,796

112,365
-----------
$  595,597
===========

$   45,613
-----------
45,613
-----------

413,428
-----------

188,990
(52,434)
----------
136,556
----------

$  595,597
==========

$  213,928
53,836
----------
267,764

242,459

124,529
----------
$  634,752
==========

$   46,941
----------
46,941
----------

396,046
----------

243,647
(51,882)
----------
191,765
----------

$  634,752
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 3	December 31, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project  Partnerships,  Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:

 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 5,456 at December 31, 2001 and March 31, 2001 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 5,456 at December 31, 2001 and March 31, 2001, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and     Partners' Equity

$  190,722
49,017
----------
239,739

179,494

51,316
----------
$  470,549
==========

$   49,892
----------
49,892
----------

304,867
----------

162,448
(46,658)
----------
115,790
----------

$  470,549
==========

$  177,615
47,886
----------
225,501

215,662

71,138
----------
$  512,301
==========

$  51,154
----------
51,154
----------

293,562
----------

213,725
(46,140)
----------
167,585
----------

$  512,301
===========

 See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 4	December 31, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project  Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,915 at December 31, 2001 and March 31, 2001 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at December 31, 2001 and March 31, 2001, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and     Partners' Equity

$  267,632
62,100
----------
329,732

227,399

143,636
----------
$  700,767
==========

$   55,288
----------
55,288
----------

397,884
----------

305,773
(58,178)
----------
247,595
----------

$  700,767
==========

$  249,491
60,666
----------
310,157

273,223

223,689
----------
$  807,069
==========

$   56,807
----------
56,807
----------

382,953
----------

424,290
(56,981)
----------
367,309
----------

$  807,069
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 5	December 31, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project  Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 8,616 at December 31, 2001 and March 31, 2001 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 8,616 at December 31, 2001 and March 31, 2001, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and     Partners' Equity

$  366,057
77,400
----------
443,457

283,425

595,152
----------
$ 1,322,034
===========

$   73,932
-----------
73,932
-----------

395,674
-----------

919,527
(67,099)
-----------
852,428
-----------

$ 1,322,034
===========

$  350,854
75,613
----------
426,467

340,537

752,227
----------
$ 1,519,231
===========

$   75,689
-----------
75,689
-----------

382,400
-----------

1,126,154
(65,012)
-----------
1,061,142
-----------

$ 1,519,231
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 6	December 31, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project  Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 10,105 at December 31, 2001 and March 31, 2001 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC,10,105 at December 31, 2001 and March 31, 2001, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and     Partners' Equity

$  376,483
61,939
----------
438,422

298,764

1,335,833
----------
$ 2,073,019
===========

$   69,610
-----------
69,610
-----------

511,524
-----------

1,565,691
(73,806)
-----------
1,491,885
-----------

$ 2,073,019
===========

$  437,636
58,858
----------
496,494

282,893

1,584,877
----------
$ 2,364,264
============

$   71,653
-----------
71,653
-----------

488,284
-----------

1,875,009
(70,682)
-----------
1,804,327
-----------

$ 2,364,264
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 2 - 6	December 31, 2001 --------- (Unaudited)	March 31, 2001 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
  Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project  Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 37,228 at December 31, 2001 and March 31, 2001 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at December 31, 2001 and March 31, 2001, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and     Partners' Equity

$ 1,427,222
305,564
----------
1,732,786

1,190,878

2,238,302
----------
$ 5,161,966
==========

$  294,335
----------
294,335
----------

2,023,377
----------

3,142,429
(298,175)
-----------
2,844,254
-----------

$ 5,161,966
===========

$ 1,429,524
296,859
-----------
1,726,383

1,354,774

2,756,460
-----------
$ 5,837,617
===========

$  302,244
-----------
302,244
-----------

1,943,245
-----------

3,882,825
(290,697)
-----------
3,592,128
-----------

$5,837,617
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 2	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General  Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Gain or Losses of Project Partnerships

Net Gain or Loss

Allocation of Net Gain or Loss:
 Assignees
 General Partners

Net Gain or Loss Per Beneficial
 Assignee Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$    6,024
----------

17,090

3,029
1,014
450
----------
21,583
----------

(15,559)

(6,181)
----------
$  (21,740)
==========

(21,523)
(217)
----------
$  (21,740)
==========

$    (3.51)
==========
6,136
==========

$ 8,515 ---------- 17,128 1,482 1,548 816 ---------- 20,974 ---------- (12,459) 29,114 ---------- $ 16,655 ========== 16,489 166 ---------- $ 16,655 ========== $ 2.69 ========== 6,136 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 3	2001 ----	2000 ----

Revenues:
Interest Income

Expenses:
 Asset Management Fee-General  Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Gain or Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
 Assignee Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$    5,298
----------

15,776

3,168
1,077
280
----------
20,301
----------

(15,003)

860
----------
$  (14,143)
==========

(14,002)
(141)
----------
$  (14,143)
==========

$    (2.57)
==========
5,456
==========

$    7,395
----------

15,825

1,550
1,830
280
----------
19,485
----------

(12,090)

(1,311)
----------
$  (13,401)
==========

(13,267)
(134)
----------
$  (13,401)
==========

$    (2.44)
==========
5,456
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 4	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General  Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Gain or Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
 Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   6,852
----------

19,415

3,994
1,258
1,322
----------
25,989
----------

(19,137)

(21,267)
----------
$ (40,404)
==========

(40,000)
(404)
----------
$ (40,404)
==========

$   (5.78)
==========
6,915
==========

$   9,814
----------

19,458

1,955
2,205
1,664
----------
25,282
----------

(15,468)

(40,919)
----------
$ (56,387)
==========

(55,823)
(564)
----------
$ (56,387)
==========

$   (8.07)
==========
6,915
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 5	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General  Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Gain or Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
 Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   8,697
----------

24,002

4,958
1,493
1,278
----------
31,731
----------

(23,034)

(72,495)
----------
$ (95,529)
==========

(94,574)
(955)
----------
$ (95,529)
==========

$  (10.98)
==========
8,616
==========

$  12,642
----------

24,060

2,426
2,448
1,540
----------
30,474
----------

(17,832)

(9,053)
----------
$ (26,885)
==========

(26,616)
(269)
----------
$ (26,885)
==========

$   (3.09)
==========
8,616
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 6	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General  Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Gain or Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
 Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   8,310
---------

26,351

5,234
1,690
3,329
---------
36,604
---------

(28,294)

(98,089)
---------
$(126,383)
=========

(125,119)
(1,264)
---------
$(126,383)
=========

$  (12.38)
=========
10,105
=========

$  12,276
---------

26,622

2,561
3,007
3,745
---------
35,935
---------

(23,659)

(76,621)
---------
$(100,280)
=========

(99,277)
(1,003)
---------
$(100,280)
=========

$   (9.82)
=========
10,105
=========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)

TOTAL SERIES 2 - 6	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General  Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Gain or Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

	$ 35,181 ---------- 102,634 20,383 6,532 6,659 ---------- 136,208 ---------- (101,027) (197,172) ---------- $(298,199) ========== (295,218) (2,981) ---------- $(298,199) ==========	$ 50,642 ---------- 103,093 9,974 11,038 8,045 ---------- 132,150 ---------- (81,508) (98,790) ---------- $(180,298) ========== (178,495) (1,803) ---------- $(180,298) ==========

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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project  Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
 Assignee Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   20,152
------------

51,270

9,089
6,538
1,350
------------
68,247
------------

(48,095)

(7,114)
------------
$  (55,209)
============

(54,657)
(552)
------------
$  (55,209)
============

$    (8.91)
============
6,136
============

$   25,977
------------

51,384

6,574
7,847
2,448
------------
68,253
------------

(42,276)

(81,689)
------------
$ (123,965)
============

(122,725)
(1,240)
------------
$ (123,965)
============

$   (20.00)
============
6,136
============

 See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 3	2001 ----	2000 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General  Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
 Assignee Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$  17,540
----------

47,328

9,504
6,948
840
----------
64,620
----------

(47,080)

(4,715)
----------
$ (51,795)
==========

(51,277)
(518)
----------
$ (51,795)
==========

$   (9.40)
==========
5,456
==========

$  22,445
----------

47,475

6,873
8,086
840
----------
63,274
----------

(40,829)

(21,146)
----------
$ (61,975)
==========

(61,355)
(620)
----------
$ (61,975)
==========

$  (11.25)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project  Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
 Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   22,824
----------

58,245

11,982
8,438
3,966
----------
82,631
----------

(59,807)

(59,907)
----------
$ (119,714)
==========

(118,517)
(1,197)
----------
$ (119,714)
==========

$   (17.14)
==========
6,915
==========

$   29,648
----------

58,374

8,666
9,969
4,992
----------
82,001
----------

(52,353)

(161,511)
----------
$ (213,864)
==========

(211,725)
(2,139)
----------
$ (213,864)
==========

$   (30.62)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project  Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
 Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   29,246
----------

72,006

14,875
10,017
3,834
----------
100,732
----------

(71,486)

(137,228)
----------
$ (208,714)
==========

(206,627)
(2,087)
----------
$ (208,714)
==========

$   (23.98)
==========
8,616
==========

$   38,293
----------

72,180

10,758
12,125
4,620
----------
99,683
----------

(61,390)

(144,669)
----------
$ (206,059)
==========

(203,998)
(2,061)
----------
$ (206,059)
==========

$   (23.68)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project   Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
 Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   28,353
----------

79,233

15,702
11,205
9,987
----------
116,127
----------

(87,774)

(224,668)
----------
$ (312,442)
==========

(309,318)
(3,124)
----------
$ (312,442)
==========

$   (30.61)
==========
10,105
==========

$   37,535
----------

79,466

11,356
13,309
11,235
----------
115,366
----------

(77,831)

(358,333)
----------
$ (436,164)
==========

(431,802)
(4,362)
----------
$ (436,164)
==========

$   (42.73)
==========
10,105
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project   Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

	$ 118,115 ---------- 308,082 61,152 43,146 19,977 ---------- 432,357 ---------- (314,242) (433,632) ---------- $ (747,874) ========== (740,396) (7,478) ---------- $ (747,874) ===========	$ 153,898 ---------- 308,879 44,227 51,336 24,135 ---------- 428,577 ---------- (274,679) (767,348) ---------- $(1,042,027) ========== (1,031,605) (10,422) ---------- $(1,042,027) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)
SERIES 2	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2000 Net Loss Balance at December 31, 2000 Balance at March 31, 2001 Net Loss Balance at December 31, 2001	$ 365,987 (122,725) ---------- $ 243,262 =========== $ 243,647 (54,657) ---------- $ 188,990 ===========	$ (50,646) (1,240) --------- $ (51,886) ========== $ (51,882) (552) ---------- $ (52,434) ==========	$ 315,341 (123,965) ----------- $ 191,376 =========== $ 191,765 (55,209) ----------- $ 136,556 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)
SERIES 3	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2000 Net Loss Balance at December 31, 2000 Balance at March 31, 2001 Net Loss Balance at December 31, 2001	$ 271,815 (61,355) ----------- $ 210,460 ============ $ 213,725 (51,277) ----------- $ 162,448 ============	$ (45,553) (620) ----------- $ (46,173) =========== $ (46,140) (518) ----------- $ (46,658) ===========	$ 226,262 (61,975) ----------- $ 164,287 =========== $ 167,585 (51,795) ----------- $ 115,790 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)
SERIES 4	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2000 Net Loss Balance at December 31, 2000 Balance at March 31, 2001 Net Loss Balance at December 31, 2001	$ 732,836 (211,725) ---------- $ 521,111 ========== $ 424,290 (118,517) ---------- $ 305,773 ===========	$ (53,864) (2,139) ---------- $ (56,003) ========== $ (56,981) (1,197) ---------- $ (58,178) ==========	$ 678,972 (213,864) ---------- $ 465,108 ========== $ 367,309 (119,714) --------- $ 247,595 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)
SERIES 5	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2000 Net Loss Balance at December 31, 2000 Balance at March 31, 2001 Net Loss Balance at December 31, 2001	$ 1,371,804 (203,998) ----------- $ 1,167,806 ============ $ 1,126,154 (206,627) ------------ $ 919,527 ============	$ (62,531) (2,061) ----------- $ (64,592) ========== $ (65,012) (2,087) ---------- $ (67,099) ==========	$ 1,309,273 (206,059) ---------- $ 1,103,214 =========== $ 1,061,142 (208,714) ----------- $ 852,428 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)
SERIES 6	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2000 Net Loss Balance at December 31, 2000 Balance at March 31, 2001 Net Loss Balance at December 31, 2001	$ 2,351,230 (431,802) ----------- $ 1,919,428 =========== $ 1,875,009 (309,318) ----------- $ 1,565,691 ===========	$ (65,872) (4,362) ---------- $ (70,234) ========== $ (70,682) (3,124) ---------- $ (73,806) ==========	$ 2,285,358 (436,164) ----------- $ 1,849,194 =========== $ 1,804,327 (312,442) ----------- $ 1,491,885 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 30, 2001 AND 2000
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2000 Net Loss Balance at December 31, 2000 Balance at March 31, 2001 Net Loss Balance at December 31, 2001	$ 5,093,672 (1,031,606) ----------- $ 4,062,066 =========== $ 3,882,825 (740,396) ----------- $ 3,142,429 ===========	$ (278,466) (10,421) ---------- $ (288,887) ========== $ (290,697) (7,478) ---------- $ (298,175) ==========	$ 4,815,206 (1,042,027) ----------- $ 3,773,179 =========== $ 3,592,128 (747,874) ----------- $ 2,844,254 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
OR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)
SERIES 2 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to  Net Cash Provided by (Used in)  Operating Activities:
   Amortization
   Accreted Interest Income on    Investments in Securities
   Equity in Losses of Project    Partnerships
   Interest Income from Redemption of
   Securities
   Changes in Operating Assets and
   Liabilities:
     Increase in Payable to General      Partners

       Net Cash Used in Operating        Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Redemption of Investment in  Securities

      Net Cash Provided by Investing
      Activities

Increase (Decrease) in Cash and Cash
Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (55,209) 1,350 (14,445) 7,114 26,908 16,054 ---------- (18,228) ---------- 3,700 26,928 ---------- 30,628 ---------- 12,400 213,928 ---------- $ 226,328 ==========	$ (123,965) 2,448 (16,257) 81,689 23,536 15,397 ---------- (17,152) ---------- 6,864 28,263 ---------- 35,127 ---------- 17,975 188,570 ---------- $ 206,545 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)
SERIES 3 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
   Amortization
   Accreted Interest Income on    Investments in Securities
   Equity in Losses of Project    Partnerships
   Interest Income from Redemption of
   Securities
   Changes in Operating Assets and
   Liabilities:
     Increase in Payable to General      Partners

     Net Cash Provided by (Used in)
     Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

     Net Cash Provided by (Used in)
     Investing Activities

Increase (Decrease) in Cash and Cash
Equivalents
Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Year

	$ (51,795) 840 (12,849) 4,715 23,934 10,043 ---------- (25,112) ---------- 14,267 23,952 ---------- 38,219 ---------- 13,107 177,615 ---------- $ 190,722 ==========	$ (61,975) 840 (14,461) 21,146 20,936 6,524 ---------- (26,990) ---------- 18,190 25,139 ---------- 43,329 ---------- 16,339 155,487 ---------- $ 171,826 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)
SERIES 4 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization
    Accreted Interest Income on     Investments in Securities
    Equity in Losses of Project     Partnerships
    Interest Income from Redemption of
    Securities
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners

     Net Cash Provided by (Used in)
     Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

     Net Cash Provided by (Used in)
     Investing Activities

Increase (Decrease) in Cash and Cash
Equivalents
Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Year

	$ (119,714) 3,966 (16,278) 59,907 30,322 13,414 ---------- (28,383) ---------- 16,180 30,344 ---------- 46,524 ---------- 18,141 249,491 ---------- $ 267,632 ==========	$ (213,864) 4,992 (18,320) 161,511 26,523 13,958 ---------- (25,200) ---------- 14,010 31,849 ---------- 45,859 ---------- 20,659 226,648 ---------- $ 247,307 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)
SERIES 5 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization
    Accreted Interest Income on     Investments in Securities
    Equity in Losses of Project     Partnerships
    Interest Income from Redemption of
    Securities
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners

      Net Cash Provided by (Used in)
      Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

      Net Cash Provided by (Used in)
      Investing Activities

Increase (Decrease) in Cash and Cash
Equivalents
Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Year

	$ (208,714) 3,834 (20,288) 137,228 37,792 11,518 ---------- (38,630) ---------- 16,013 37,820 ---------- 53,833 ---------- 15,203 350,854 ---------- $ 366,057 ==========	$ (206,059) 4,620 (22,833) 144,669 33,057 10,836 ---------- (35,710) ---------- 16,927 39,696 ---------- 56,623 ---------- 20,913 318,707 ---------- $ 339,620 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)
SERIES 6 -------	2001 ----	2000 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization
    Accreted Interest Income on     Investments in Securities
    Equity in Losses of Project       Partnerships
    Interest Income from Redemption of
    Securities
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners

      Net Cash Provided by (Used in)
      Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

      Net Cash Provided by (Used in)
      Investing Activities

Increase (Decrease) in Cash and Cash
Equivalents
Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Year

	$ (312,442) 9,987 (18,952) 224,668 0 21,197 ---------- (75,542) ---------- 14,389 0 ---------- 14,389 ---------- (61,153) 437,636 ---------- $ 376,483 ==========	$ (436,164) 11,235 (20,422) 358,333 0 20,670 ---------- (66,348) ---------- 10,166 0 ---------- 10,166 ---------- (56,182) 422,800 ---------- $ 366,618 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(Unaudited)
TOTAL SERIES 2 - 6 --------	2001 ----	2000 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating
 Activities:
    Amortization
    Accreted Interest Income on     Investments in Securities
    Equity in Losses of Project     Partnerships
    Interest Income from Redemption of
    Securities
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners

      Net Cash Provided by (Used in)
      Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

      Net Cash Provided by (Used in)
      Investing Activities

Increase (Decrease) in Cash and Cash
Equivalents
Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Year

	$ (747,874) 19,977 (82,812) 433,632 118,956 72,226 ---------- (185,895) ---------- 64,549 119,044 ---------- 183,593 ---------- (2,302) 1,429,524 ---------- $ 1,427,222 ==========	$(1,042,027) 24,135 (92,293) 767,348 104,052 67,385 ---------- (171,400) ---------- 66,157 124,947 ---------- 191,104 ---------- 19,704 1,312,212 ---------- $ 1,331,916 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2001

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 2001, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2001 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $138,460 for Series 2, $123,158 for Series 3, $156,027 for Series 4, $194,471 for Series 5 and $174,966 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

	Estimated Market Value -----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 2	$ 278,673	$ 256,904	$ 21,769
Series 3	247,794	228,511	19,283
Series 4	314,052	289,499	24,553
Series 5	391,304	360,825	30,479
Series 6	389,557	360,703	28,854

   As of December 31, 2001, the cost and accreted interest of debt securities by contractual maturities is as follows:

	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 55,108	$ 49,017	$ 62,100
After 1 year through 5 years	201,796	179,494	227,399
After 5 years through 10 years	0 ----------	0 ----------	0 ----------
Total Amount Carried on Balance Sheet	$ 256,904 ==========	$ 228,511 ==========	$ 289,499 ==========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 77,400	$ 61,939	$ 305,564
After 1 year through 5 years	283,425	241,572	1,133,686
After 5 years through 10 years	0 ----------	57,192 ----------	57,192 ----------
Total Amount Carried on Balance Sheet	$ 360,825 ==========	$ 360,703 ==========	$1,496,442 ==========

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

   For the nine months ended December 31, 2001 and 2000 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.
                               2001             2000
                            -------           ------
Series 2                   $  51,270        $  51,384
Series 3                      47,328           47,475
Series 4                      58,245           58,374
Series 5                      72,006           72,180
Series 6                      79,233           79,466
                           ---------        ---------
Total                      $ 308,082        $ 308,879
                           =========        =========

   General and Administrative Expenses - The Managing General Partner
is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

Series 2                   $   9,089        $   6,574
Series 3                       9,504            6,873
Series 4                      11,982            8,666
Series 5                      14,875           10,758
Series 6                      15,702           11,356
                           ---------          -------
Total                      $  61,152        $  44,227
                           =========        =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 2001, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes (Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5 - 36 and Series 6 - 38).

   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 2	DECEMBER 31, 2001 -----------	MARCH 31, 2001 ----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,636,833) (83,303) ----------- (195,458) 390,838 (83,015) ----------- $ 112,365 ============	$ 4,524,678 (4,629,719) (79,603) ----------- (184,644) 390,838 (81,665) ----------- $ 124,529 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,517,945 for the period ended December 31, 2001 and cumulative suspended losses of $2,278,397,for the year ended March 31, 2001 are not included.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 3	DECEMBER 31, 2001 -----------	MARCH 31, 2001 ----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,888,713 (4,073,110) (174,781) --------- (359,178) 491,746 (81,252) ---------- $ 51,316 ===========	$ 3,888,713 (4,068,395) (160,514) ---------- (340,196) 491,746 (80,412) ---------- $ 71,138 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,530,919 for the period ended December 31, 2001 and cumulative suspended losses of $3,164,318 for the year ended March 31, 2001 are not included.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 4	DECEMBER 31, 2001 ----------	MARCH 31, 2001 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,952,519 (5,124,079) (127,899) ----------- (299,459) 562,967 (119,872) ---------- $ 143,636 ===========	$ 4,952,519 (5,064,172) (111,719) ---------- (223,372) 562,967 (115,906) ---------- $ 223,689 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,323,028 for the period ended December 31, 2001 and cumulative suspended losses of $2,124,158 for the year ended March 31, 2001 are not included.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 5	DECEMBER 31, 2001 -----------	MARCH 31, 2001 ----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 6,164,472 (5,902,532) (186,908) ---------- 75,032 650,837 (130,717) ---------- $ 595,152 ===========	$ 6,164,472 (5,765,304) (170,895) ---------- 228,273 650,837 (126,883) ---------- $ 752,227 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,939,190 for the period ended December 31, 2001 and cumulative suspended losses of $2,431,381 for the year ended March 31, 2001 are not included.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 6	DECEMBER 31, 2001 -----------	MARCH 31, 2001 ----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,462,215 (6,539,219) (192,631) ---------- 730,365 785,179 (179,711) ---------- $ 1,335,833 ===========	$ 7,462,215 (6,314,551) (178,242) ---------- 969,422 785,179 (169,724) ---------- $ 1,584,877 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $1,712,611 for the period ended December 31, 2001 and cumulative suspended losses of $1,552,199 for the year ended March 31, 2001 are not included.

   The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6	DECEMBER 31, 2001 -----------	MARCH 31, 2001 ----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 26,992,597 (26,275,773) (765,522) ---------- (48,698) 2,881,567 (594,567) ---------- $ 2,238,302 ===========	$ 26,992,597 (25,842,141) (700,973) ----------- 449,483 2,881,567 (574,590) ----------- $ 2,756,460 ===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
SEPTEMBER 30,
SERIES 2	2001 ----	2000 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project
Partnerships

$ 2,152,722
18,335,363
13,806
-----------
$20,501,891
===========

$   189,249
23,048,944
-----------
23,238,193
-----------

(2,708,453)
(27,849)
-----------
(2,736,302)
-----------

$20,501,891
===========

$ 2,139,385
-----------
1,298,223
420,367
669,949
-----------
2,388,539
-----------
$  (249,154)
===========
$    (2,492)
===========
$  (246,662)
239,548
-----------

$    (7,114)
===========

$ 2,056,961
19,221,530
12,314
-----------
$21,290,805
===========

$   452,904
23,102,611
-----------
23,555,515
-----------

(2,265,196)
486
-----------
(2,264,710)
-----------

$21,290,805
===========

$ 1,928,692
-----------
1,271,914
419,609
672,909
-----------
2,364,432
-----------
$  (435,740)
===========
$    (4,357)
===========
$  (431,383)
349,694
-----------

$   (81,689)
===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
	SEPTEMBER	30,
SERIES 3	2001 ----	2000 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and     partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project
Partnerships

$ 2,243,622
 15,362,087
    188,346
-----------
$17,794,055
===========

$   276,681
 21,564,794
-----------
 21,841,475
-----------

 (4,201,734)
    154,314
-----------
 (4,047,420)
-----------

$17,794,055
===========

$ 1,948,757
-----------
  1,236,316
    388,493
    700,521
-----------
  2,325,330
-----------
$  (376,573)
===========

$    (5,258)
===========
$  (371,315)
    366,600
-----------

$    (4,715)
===========

$ 2,226,485
16,245,267
201,324
-----------
$18,673,076
===========

$   390,306
21,624,926
-----------
22,015,232
-----------

(3,554,467)
212,311
-----------
(3,342,156)
-----------

$18,673,076
===========

$ 1,850,071
-----------
1,253,532
395,001
695,316
-----------
2,343,849
-----------
$ (493,778)
===========

$   (7,459)
===========
$ (486,319)
465,173
-----------

$  (21,146)
===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:

	SEPTEMBER	30,
SERIES 4	2001 ----	2000 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project
Partnerships

$ 2,241,295
21,694,105
26,306
-----------
$23,961,706
===========

$   106,398
26,375,576
-----------
26,481,974
-----------

(2,613,121)
92,853
-----------
(2,520,268)
-----------

$23,961,706
===========

$ 2,569,384
-----------
1,626,459
470,663
732,045
-----------
2,829,167
-----------
$  (259,783)
===========
$    (1,005)
===========
$  (258,778)
198,871
-----------

$   (59,907)
===========

$ 2,462,791
22,630,148
20,463
-----------
$25,113,402
===========

$   562,054
26,353,796
-----------
26,915,850
-----------

(1,932,643)
130,195
-----------
(1,802,448)
-----------

$25,113,402
===========

$ 2,281,660
-----------
1,539,258
460,618
737,175
-----------
2,737,051
-----------
$  (455,391)
===========
$    (6,236)
===========
$  (449,155)
287,644
-----------

$  (161,511)
===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:

	SEPTEMBER	30,
SERIES 5	2001 ----	2000 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project
Partnerships

$ 3,082,082
27,136,710
22,603
-----------
$30,241,395
===========

$   634,775
32,563,659
-----------
33,198,434
-----------

(2,784,072)
(172,967)
-----------
(2,957,039)
-----------

$30,241,395
===========

$ 2,810,796
-----------
1,921,881
577,844
962,623
-----------
3,462,348
-----------
$ (651,552)
===========
$   (6,515)
===========
$ (645,037)
507,809
-----------

$ (137,228)
===========

$ 3,238,096
28,290,792
6,402
-----------
$31,535,290
===========

$   732,037
32,654,996
-----------
33,387,033
-----------

(1,744,603)
(107,140)
-----------
(1,851,743)
-----------

$31,535,290
===========

$ 2,838,185
-----------
1,896,615
591,268
964,737
-----------
3,452,620
-----------
$ (614,435)
===========
$   (6,144)
===========
$ (608,291)
463,622
-----------

$ (144,669)
===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:

	SEPTEMBER	30,
SERIES 6	2001 ----	2000 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project
Partnerships

$ 3,380,635
30,963,274
28,802
-----------
$34,372,711
===========

$   304,373
35,341,376
-----------
35,645,749
-----------

(961,970)
(311,068)
-----------
(1,273,038)
-----------

$34,372,711
===========

$ 3,275,163
-----------
2,029,682
632,614
1,003,334
-----------
3,665,630
-----------
$ (390,467)
===========
$   (5,388)
===========
$ (385,079)
160,411
-----------

$ (224,668)
===========

$ 3,327,290
32,230,023
15,110
-----------
$35,572,423
===========

$   744,901
35,459,556
-----------
36,204,457
-----------

(367,421)
(264,613)
-----------
(632,034)
-----------

$35,572,423
===========

$ 2,867,563
-----------
1,913,946
655,892
1,028,872
-----------
3,598,710
-----------
$ (731,147)
===========
$   (9,334)
===========
$ (721,813)
363,480
-----------

$ (358,333)
===========

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:

	SEPTEMBER	30,
TOTAL SERIES 2- 6	2001 ----	2000 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project
Partnerships

$ 13,100,356
113,491,539
279,863
-----------
$126,871,758
===========

$  1,511,476
138,894,349
-----------
140,405,825
-----------

(13,269,350)
(264,717)
-----------
(13,534,067)
-----------

$126,871,758
===========

$ 12,743,485
-----------
8,112,561
2,489,981
4,068,472
-----------
14,671,014
-----------
$(1,927,529)
===========
$   (20,658)
===========
$(1,906,871)
1,473,239
-----------

$  (433,632)
===========

$ 13,311,623
118,617,760
255,613
-----------
$132,184,996
===========

$  2,882,202
139,195,885
-----------
142,078,087
-----------

(9,864,330)
(28,761)
-----------
(9,893,091)
-----------

$132,184,996
===========

$ 11,766,171
-----------
7,875,265
2,522,388
4,099,009
-----------
14,496,662
-----------
$(2,730,491)
===========
$   (33,530)
===========
$(2,696,961)
1,929,613
-----------

$  (767,348)
===========

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the nine and three months ended December 31, 2001 and December 31, 2000. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the nine and three months ended December 31, 2001 are comparable for the same period ended December 31, 2000. There were no unusual variations in the operating results between these two periods.

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

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2001 decreased from $81,689 for the nine months ended December 31, 2000 to $7,114 as a result of an increase in rental income due to higher occupancy. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2001, the Series had $226,328 of short-term investments (Cash and Cash Equivalents). It also had $256,904 in Zero Coupon Treasuries with annual maturities providing $56,105 in fiscal year 2002 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $55,209 for the nine months ended December 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $7,114 and the changes in operating assets and liabilities, net cash used in operating activities was $18,228. Cash provided by investing activities totaled $30,628, consisting of $3,700 in cash distributions from the Project Partnerships and $26,928 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2001 decreased from $21,146 for the nine months ended December 31, 2000 to $4,715 as a result of an increase in rental income due to higher occupancy.

   At December 31, 2001, the Series had $190,722 of short-term investments (Cash and Cash Equivalents). It also had $228,511 in Zero Coupon Treasuries with annual maturities providing $49,888 in fiscal year 2002, increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $51,795 for the nine months ended December 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $4,715 and the changes in operating assets and liabilities, net cash used in operating activities was $25,112. Cash provided by investing activities totaled $38,219, consisting of $14,267 in cash distributions from the Project Partnerships and $23,952 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2001 decreased from $161,511 for the nine months ended December 31, 2000 to $59,907 as a result of an increase in rental income due to higher occupancy.

   At December 31, 2001, the Series had $267,632 of short-term investments (Cash and Cash Equivalents). It also had $289,499 in Zero Coupon Treasuries with annual maturities providing $63,227 in fiscal year 2002 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $119,714 for the nine months ended December 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $59,907 and the changes in operating assets and liabilities, net cash used in operating activities was $28,383. Cash provided by investing activities totaled $46,524, consisting of $16,180 in cash distributions from the Project Partnerships and $30,344 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2001 decreased from $144,669 for the nine months ended December 31, 2000 to $137,228 as a result of not including losses of $507,809 in 2001 as compared to $463,622 in 2000 as these losses would reduce the investment in certain Project Partnerships below zero.

   At December 31, 2001, the Series had $366,057 of short-term investments (Cash and Cash Equivalents). It also had $360,825 in Zero Coupon Treasuries with annual maturities providing $78,780 in fiscal year 2002 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $208,714 for the nine months ended December 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $137,228 and the changes in operating assets and liabilities, net cash used in operating activities was $38,630. Cash provided by investing activities totaled $53,833, consisting of $16,013 in cash distributions from the Project Partnerships and $37,820 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2001 decreased from $358,333 for the nine months ended December 31, 2000 to $224,668 as a result of an increase in rental income due to higher occupancy.

   At December 31, 2001, the Series had $376,483 of short-term investments (Cash and Cash Equivalents). It also had $360,703 in Zero Coupon Treasuries with annual maturities providing $62,000 in fiscal year 2002 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $312,442 for the nine months ended December 31, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $224,668 and the changes in operating assets and liabilities, net cash used in operating activities was $75,542. Cash provided by investing activities totaled $14,389, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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

                              GATEWAY TAX CREDIT FUND II LTD.
                              (A Florida Limited Partnership)
                              By: Raymond James Tax Credit Funds, Inc.

Date: February 14, 2002        By:/s/Ronald M. Diner
                                    Ronald M. Diner
                                    President

Date: February 14, 2002         By:/s/Sandra L. Furey
                                    Sandra L. Furey
                                    Secretary and Treasurer