Form 10-K
period 2002-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2002-07-11
CIK 857115

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 (FEE REQUIRES)

For the fiscal year ended              March 31, 2002

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

                                                   Number of Units
  Title of Each Class                               March 31, 2002
Beneficial Assignee Certificates                        2,258
General Partner Interest                                    2

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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2002, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Assignees.

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5, and 6, respectively had been issued as of March 31, 2002. Each series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each series were used to acquire Project Partnerships which are specifically allocated to such series. Income or loss and all tax items from the Project Partnerships acquired by each series are specifically allocated among the Assignees of such series.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners. Profit or loss and cash distributions from sales of property will be allocated as described in the Limited Partnership Agreement.

   As of March 31, 2002, Gateway had invested in 22 Project Partnerships for Series 2, 23 Project Partnerships for Series 3, 29 Project Partnerships for Series 4, 36 Project Partnerships for Series 5 and 38 Project Partnerships for Series 6. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. As of March 31, 2002 each series was fully invested in Project Partnerships and management plans no new investments in the future.

   The primary source of funds from the inception of each series has been the capital contributions from Assignees. Gateway's operating costs are funded using the reserves, established for this purpose, the interest earned on these reserves and distributions received from Project Partnerships.

   All but two of the Project Partnerships are government subsidized with mortgage loans from the Farmers Home Administration (now called United States Department of Agriculture- Rural Development) ("USDA-RD") under Section 515 of the Housing Act of 1949. These mortgage loans are made at low interest rates for multi-family housing in rural and suburban areas, with the requirement that the interest savings be passed on to low income tenants in the form of lower rents. A significant portion of the project partnerships also receive rental assistance from USDA-RD to subsidize certain qualifying tenants.

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

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2002 the investor capital contributions were successfully invested in Project Partnerships, which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single investment in a Project Partnership in Series 2 is 12.2% of the Series' total assets, Series 3 is 6.6%, Series 4 is 6.3%, Series 5 is 8.1% and Series 6 is 6.5%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2001:

Item 2 - Properties (continued):

SERIES 2
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST -----------	OCCU- PANCY RATE -----

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Seniors

Claxton, GA

Douglas, GA

Hartwell, GA

Albion, PA

Westfield, NY

Tuskegee, AL

Lewiston, NY

Charleston, AR

Sallisaw, OK

Pocola, OK

Inverness, FL

Pearson, GA

Richland, GA

Lake Park, GA

Waynesboro, GA

Mt. Vernon, GA

Lakeland, GA

Eagle Butte, SD

Sylacauga, AL

Manchester, GA

Durango, CO

Columbus, KS

		24 24 24 33 32 34 25 32 47 36 72 25 33 48 30 21 29 21 44 49 24 16 ---- 723	9/90 9/90 9/90 9/90 9/90 9/90 10/90 9/90 9/90 10/90 9/90 9/90 9/90 9/90 9/90 9/90 9/90 10/90 12/90 1/91 1/91 5/92

$799,538

854,562

859,698

1,439,636

1,512,872

1,278,341

1,233,935

1,076,098

1,517,589

1,245,870

3,496,824

781,460

1,057,871

1,794,542

1,079,691

700,935

955,815

1,274,335

1,761,852

1,781,301

1,307,669

520,066
-----------
$28,330,500

100% 100% 92% 88% 94% 100% 96% 88% 96% 92% 85% 100% 88% 90% 93% 76% 100% 100% 91% 94% 100% 100%
		====		===========

The aggregate average effective rental per unit is $3,576 per year ($298 per month).

Inverness Club Ltd.'s fixed asset total is 12.2% of the Series 2 total Project Partnership fixed assets. Inverness Club was placed in service in October 1991, is located on Florida's West Coast and operates as a low-income 72 unit apartment facility for the elderly. It also offers an optional congregate services package to all tenants. The property competes for tenants with six other apartment properties in the area. The market study estimated a demand for 100 elderly units.

Inverness Club's occupancy rate was 85% and its average effective annual rental per unit was $4,879 ($407 per month) on December 31, 2001. The land cost was $205,500 and the building cost was $3,291,324. The building is depreciated using the straight line method over 27.5 years. Management believes the property insurance coverage is adequate. For the year ended December 31, 2001 the real estate taxes were $64,300.
Item 2 - Properties (continued): SERIES 3 PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST -----------	OCCU- PANCY RATE -----

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Birchwood Apts.

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Bryan Senior

Brubaker Square

Southwood

Villa Allegra

Belmont Senior

Heritage Villas

Logansport Seniors

Poteau, OK

Sallisaw, OK

Oolagah, OK

Waldron, AR

Roland, OK

Stilwell, OK

Pierre, SD

Arkport, NY

Watertown, SD

Rising Sun, MD

Weston, AL

Centreville, AL

Pineville, LA

Hawesville, KY

Madisonville, KY

Elkhart, TX

Bryan, OH

New Carlisle, OH

Savannah, TN

Celina, OH

Cynthiana, KY

Helena, GA

Logansport, LA

		52 52 32 24 52 48 24 24 41 16 10 40 28 12 24 54 40 38 44 32 24 25 32 ---- 768	8/90 8/90 8/90 9/90 10/90 10/90 9/90 9/90 9/90 9/90 11/90 11/90 11/90 12/90 12/90 1/91 1/91 1/91 1/91 1/91 1/91 3/91 3/91

$1,789,148

1,744,103

1,148,484

860,273

1,804,010

1,597,701

1,072,975

1,122,594

1,377,916

826,883

339,949

1,564,882

1,086,720

440,425

927,256

1,598,400

1,188,292

1,459,016

1,801,011

1,150,622

935,143

824,759

1,109,993
---------
$27,770,555

94% 100% 97% 92% 83% 88% 63% 92% 100% 94% 100% 100% 93% 100% 96% 94% 95% 87% 98% 97% 100% 100% 100%
		====		===========

The average effective rental per unit is $3,158 per year ($263 per month).

Item 2 - Properties (continued):

SERIES 4
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE ------

Alsace

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Sr.

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut

Apts -St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Edmonton Senior

Jonesville Manor

Norton Green

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

Soda Springs, ID

Seneca, MO

Eudora, KS

Westville, OK

Wellsville, KS

Stilwell, OK

Spring Hill, KS

Smithfield, UT

Galliano, LA

Oakdale, LA

Fairchance, PA

Howard, SD

St. George, SC

Williston, SC

Brackettville, TX

Sonora, TX

Ozona, TX

Fredericksburg, TX

St. Joseph, IL

Huron, SD

Ashland, ME

Jasper, AR

Edmonton, KY

Jonesville, VA

Norton, VA

Owingsville, KY

Timpson, TX

Barnesville, GA

Arkansas City, KS

		24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12 ---- 879	12/90 2/91 3/91 3/91 3/91 3/91 3/91 4/91 4/91 4/91 4/91 5/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 8/91 8/91 8/91 8/91

$823,605

742,204

1,257,482

1,101,686

810,970

1,657,974

1,036,369

1,885,097

1,493,434

1,045,982

1,679,018

1,070,451

939,655

1,002,600

1,042,263

1,047,032

802,089

1,444,252

976,883

860,189

1,422,482

1,105,278

906,714

1,729,510

1,719,002

853,294

815,916

1,289,047

412,028
---------
$32,972,506

96% 96% 100% 100% 96% 94% 88% 95% 100% 97% 100% 67% 96% 100% 100% 100% 100% 100% 96% 100% 88% 88% 96% 100% 98% 100% 93% 97% 100%
		====		==========

The average effective rental per unit is $3,475 per year ($290 per month).

Item 2 - Properties (continued):

SERIES 5
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATEE ACQUIREDD --------	PROPERTY COST --------	OCCU- PANCY RATE -----

Seymour

Effingham

S.F. Winfield

S.F.Medicine Lodge

S.F. Ottawa

S.F. Concordia

Highland View

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

So. Timber Ridge

Pineville

Ravenwood

Seymour, IN

Effingham, IL

Winfield, KS

Medicine Lodge,KS

Ottawa, KS

Concordia, KS

Elgin, OR

Carrollton, GA

Lexington, SC

Ellijay, GA

Greensboro, GA

Greensboro, GA

Wrightsville, GA

Shellman, GA

Cordele, GA

Cordele, GA

Crawford, GA

Wagoner, OK

South Boston, VA

Russellville, AL

Red Bay, AL

Clayton, OK

Alma, AR

Hiawatha, KS

Eureka, KS

Spring Hill, KS

Menard, TX

Wallis, TX

Zapata, TX

Grove, OK

Portland, IN

Georgetown, OH

Cloverdale, IN

Chandler, TX

Pineville, MO

Americus, GA

		37 24 12 16 24 20 24 78 40 44 24 33 25 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24 ----- 1,106	8/91 8/91 8/91 8/91 8/91 8/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 11/91 11/91 11/91 1/92 1/92 5/92 1/94

1,517,702

980,617

402,402

564,559

732,342

692,426

893,154

3,217,901

1,677,363

1,753,174

866,259

1,088,664

885,186

901,648

1,602,149

1,127,071

907,712

2,574,298

1,574,776

889,941

840,596

871,530

957,710

776,725

823,643

1,449,378

760,852

578,333

1,238,405

1,741,669

780,437

959,965

962,915

1,308,876

409,427

900,996
----------
$40,210,801

78% 96% 92% 100% 100% 100% 100% 97% 98% 98% 96% 100% 92% 100% 100% 100% 100% 98% 98% 96% 100% 96% 100% 92% 88% 94% 100% 92% 100% 97% 100% 100% 100% 93% 100% 100%
		=====		============

The average effective rental per unit is $3,355 per year ($280 per month).

Item 2 - Properties (continued):

SERIES 6
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE -----

Spruce

Shannon

Carthage

Mountain Crest

Coal City

Blacksburg Terrace

Frazer Place

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill

Winter Park

Cornell

Heritage Drive So.

Brodhead

Mt. Village

Hazlehurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

Pierre, SD

O'Neill, NE

Carthage, MO

Enterprise, OR

Coal City, IL

Blacksburg, SC

Smyrna, DE

Ehrhardt, SC

Sinton, TX

Frankston, TX

Flagler Beach, FL

Williamsburg, KY

Monett, MO

Arma, KS

Southwest City, MO

Luverne, AL

Parsons, KS

Newport, TN

Jenkins, KY

Corbin, KY

Somerset, KY

Mitchell, SD

Watertown, SD

Jacksonville, TX

Brodhead, KY

Mt. Vernon, KY

Hazlehurst, MS

Yankton, SD

Hooversville, PA

Logan, OH

Haines, AK

Barbourville, KY

Gassville, AR

St. George, SC

Mountain View, AR

Harrison, AR

Hardy, AR

Dawson, GA

		24 16 24 39 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 24 40 ----- 1,086	11/91 11/91 1/92 3/92 3/92 4/92 4/92 4/92 4/92 4/92 5/92 5/92 5/92 5/92 5/92 6/92 7/92 7/92 7/92 7/92 7/92 7/92 7/92 1/92 7/92 7/92 8/92 8/92 8/92 9/92 8/92 8/92 9/92 9/92 9/92 7/92 7/92 11/93

1,136,691

675,251

731,133

1,244,525

1,258,825

1,357,066

1,676,842

685,776

1,053,059

674,981

1,653,116

1,037,966

970,357

881,140

407,837

1,206,133

1,532,968

1,619,953

1,399,638

1,022,561

967,376

1,273,535

1,092,468

1,215,014

962,793

943,900

1,193,657

1,420,160

1,649,283

1,526,912

3,037,929

1,025,489

844,240

562,272

1,383,886

615,604

936,515

1,474,973
----------
$44,351,824

63% 100% 96% 79% 100% 97% 97% 94% 97% 100% 100% 92% 91% 96% 100% 100% 96% 95% 97% 83% 96% 100% 100% 100% 92% 96% 97% 100% 94% 88% 84% 96% 96% 100% 100% 100% 96% 100%
		=====		===========

The average effective rental per unit is $3,589 per year ($299 per month).

Item 2 - Properties (continued):

A summary of the cost of the properties at December 31, 2001, 2000 and 1999 is as follows:

         12/31/01
SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 125,464 26,261,278 931,578 0 ----------- 28,330,500 10,152,720 ----------- $18,177,780	$ 985,546 251,976 25,247,403 1,285,630 0 ----------- 27,770,555 12,513,532 ----------- $15,257,023	$ 1,188,112 164,057 30,125,849 1,494,488 0 ----------- 32,972,506 11,277,285 ----------- $21,695,221
	===========	===========	===========
	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,456,671 72,944 37,045,749 1,635,437 0 ----------- 40,210,801 13,336,649 ----------- $26,874,152	$ 1,779,755 534,541 39,858,054 2,179,474 0 ----------- 44,351,824 13,603,728 ----------- $30,748,096	$ 6,422,264 1,148,982 158,538,333 7,526,607 0 ------------ 173,636,186 60,883,914 ------------ $112,752,272
	===========	===========	============

         12/31/00
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 123,358 26,249,454 908,034 0 ----------- 28,293,026 9,287,713 ----------- $19,005,313	$ 985,546 379,665 25,021,159 1,234,233 0 ----------- 27,620,603 11,579,979 ----------- $16,040,624	$ 1,188,112 153,052 29,917,751 1,465,181 0 ----------- 32,724,096 10,297,994 ----------- $22,426,102
	===========	===========	===========
	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,456,671 72,944 37,006,489 1,612,553 0 ----------- 40,148,657 12,049,324 ----------- $28,099,333	$ 1,779,755 531,557 39,822,962 2,090,579 0 ----------- 44,224,853 12,258,319 ----------- $31,966,534	$ 6,422,264 1,260,576 158,017,815 7,310,580 0 ------------ 173,011,235 55,473,329 ------------ $117,537,906
	===========	===========	============

                                            12/31/99
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 123,358 26,249,454 898,766 0 ----------- 28,283,758 8,394,446 ----------- $19,889,312	$ 985,546 379,665 25,015,969 1,192,726 0 ----------- 27,573,906 10,647,074 ----------- $16,926,832	$ 1,188,112 137,610 29,894,951 1,436,736 0 ----------- 32,657,409 9,323,398 ----------- $23,334,011
	===========	===========	===========
	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,456,671 66,384 36,914,988 1,563,738 0 ----------- 40,001,781 10,765,825 ----------- $29,235,956	$ 1,779,755 517,455 39,804,795 2,012,364 0 ----------- 44,114,369 10,920,837 ----------- $33,193,532	$ 6,422,264 1,224,472 157,880,157 7,104,330 0 ------------ 172,631,223 50,051,580 ------------ $122,579,643
	===========	===========	============

Item 3. Legal Proceedings

  Gateway is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  As of March 31, 2002, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

(b)  Approximate Number of Equity Security Holders:

Title of Class                                    Number of Holders
                                                as of March 31, 2002
Beneficial Assignee Certificates                        2,258
General Partner Interest                                  2

Item 6. Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:

SERIES 2	2002 ----	2001 ----	2000 ----	1999 ----	1998 ----
Total Revenues	$ 36,666	$ 43,114	$ 40,198	$ 41,405	$ 41,272
Net Loss	(99,198)	(123,576)	(166,538)	(221,305)	(337,693)
Equity in Losses of Project Partnerships	(43,931)	(76,493)	(115,544)	(126,899)	(288,412)
Total Assets	575,947	634,752	723,067	853,057	1,045,569
Investments In Project Partnerships	78,301	124,529	208,215	331,579	510,805
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	64.12 11.87 (148.48)	162.60 14.10 (127.50)	166.30 12.20 (141.60)	166.30 12.90 (144.60)	166.40 13.10 (147.90)
Net Loss	(16.00)	(19.94)	(26.87)	(35.71)	(54.48)

FOR THE YEARS ENDED MARCH 31,:
SERIES 3	2002 ----	2001 ----	2000 ----	1999 ----	1998 ----
Total Revenues	$ 42,526	$ 52,385	$ 51,385	$ 44,329	$ 65,111
Net Loss	(80,062)	(58,677)	(147,068)	(187,324)	(221,508)
Equity in Losses of Project Partnerships	(34,441)	(26,094)	(114,700)	(105,820)	(198,168)
Total Assets	465,530	512,301	545,897	669,866	846,210
Investments In Project Partnerships	34,601	71,138	100,190	218,820	378,000
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	6.22 13.83 (154.72)	44.70 14.00 (156.40)	68.90 12.80 (151.20)	164.30 14.10 (145.00)	176.60 20.10 (154.10)
Net Loss	(14.53)	(10.65)	(26.69)	(33.99)	(40.19)

Item 6. Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 4	2002 ----	2001 ----	2000 ----	1999 ----	1998 ----
Total Revenues	$ 44,426	$ 51,145	$ 48,997	$ 46,672	$ 44,309
Net Loss	(185,366)	(311,663)	(235,491)	(348,671)	(485,415)
Equity in Losses of Project Partnerships	(118,314)	(254,163)	(175,823)	(208,919)	(421,886)
Total Assets	663,983	807,069	1,082,020	1,280,602	1,600,054
Investments In Project Partnerships	96,741	223,689	487,692	676,348	981,823
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	82.68 12.51 (149.99)	165.70 15.00 (160.40)	168.60 14.30 (137.50)	168.60 14.10 (136.00)	168.60 13.70 (157.20)
Net Loss	(26.54)	(44.62)	(33.71)	(49.92)	(69.50)

FOR THE YEARS ENDED MARCH 31,:
SERIES 5	2002 ----	2001 ----	2000 ----	1999 ----	1998 ----
Total Revenues	$ 58,867	$ 64,244	$ 65,839	$ 64,661	$ 54,417
Net Loss	(268,277)	(248,131)	(243,982)	(403,555)	(813,502)
Equity in Losses of Project Partnerships	(189,327)	(179,765)	(178,140)	(300,042)	(728,729)
Total Assets	1,298,281	1,519,231	1,728,422	1,932,914	2,306,065
Investments In Project Partnerships	550,146	752,227	951,449	1,145,581	1,500,087
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	153.83 12.75 (145.76)	164.60 15.60 (140.30)	164.60 14.30 (134.60)	164.60 14.40 (149.20)	164.60 14.10 (141.60)
Net Loss	(30.83)	(28.51)	(28.03)	(46.37)	(93.47)

Item 6. Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 6	2002 ----	2001 ----	2000 ----	1999 ---	1998 ----
Total Revenues	$ 52,783	$ 57,541	$ 54,234	$ 50,722	$ 49,707
Net Loss	(407,763)	(481,031)	(531,947)	(701,324)	(870,137)
Equity in Losses of Project Partnerships	(306,042)	(384,730)	(433,597)	(601,405)	(761,923)
Total Assets	2,016,612	2,364,264	2,793,368	3,272,734	3,930,665
Investments In Project Partnerships	1,257,026	1,584,877	1,997,390	2,464,086	3,102,793
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	167.27 11.24 (127.50)	165.60 13.80 (127.30)	165.50 12.70 (126.50)	165.50 12.90 (129.30)	165.50 12.90 (124.30)
Net Loss	(39.95)	(47.13)	(52.12)	(68.54)	(85.25)

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

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 2002, March 31, 2001 and March 31, 2000. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 2002 are comparable to March 31, 2001 and March 31, 2000.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. As of March 31, 2002, the series had invested $4,524,678 in 22 Project Partnerships located in 10 states containing 723 apartment units. Average occupancy of the Project Partnerships was 93% at December 31, 2001.

  Equity in Losses of Project Partnerships decreased from $ 115,544 for the year ended March 31, 2000 to $76,493 for the year ended March 31, 2001 and to $43,931 for the year ended March 31, 2002. As presented in Note 5, Gateway's share of net loss decreased from $716,618 for the year ended March 31,2000 to $611,603 for the year ended March 31,2001 and increased to $706,233 for the year ended March 31,2002. Suspended Losses decreased from $601,074 for the year ended March 31, 2000 to $535,110 for the year ended March 31, 2001 and increased to $662,302 for the year ended March 31, 2002. These losses would reduce the investment in Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $897,242, $893,266 and $865,003 for the years ended December 31, 1999, 2000, and 2001 respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2002, the Series had $235,805 of short-term investments (Cash and Cash Equivalents). It also had $261,841 in Zero Coupon Treasuries with annual maturities providing $56,105 in fiscal year 2003 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $99,198 for the year ending March 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $43,931 and the changes in operating assets and liabilities, net cash used in operating activities was $17,511, of which $34,981 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $39,388, consisting of $12,460 in cash distributions from the Project Partnerships and $26,928 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. As of March 31, 2002 the series had invested $3,888,713 in 23 Project Partnerships located in 12 states containing 768 apartment units. Average occupancy of the Project Partnerships was 94% as of December 31, 2001.

  Equity in Losses of Project Partnerships decreased from $ 114,700 for the year ended March 31, 2000 to $26,094 for the year ended March 31, 2001 and increased to $34,441 for the year ended March 31, 2002. As presented in Note 5, Gateway's share of net loss decreased from $988,019 for the year ended March 31,2000 to $735,412 for the year ended March 31,2001 and to $710,345 for the year ended March 31,2002. Suspended Losses decreased from $873,319 for the year ended March 31, 2000 to $709,318 for the year ended March 31, 2001 and to $675,904 for the year ended March 31, 2002. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,213,599, $941,538 and $946,476 for the years ended December 31, 1999, 2000 and 2001, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2002, the Series had $198,028 of short-term investments (Cash and Cash Equivalents). It also had $232,901 in Zero Coupon Treasuries with annual maturities providing $49,888 in fiscal year 2003 increasing to $58,940 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $80,062 for the year ended March 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $34,441 and the changes in operating assets and liabilities, net cash used in operating activities was $24,505, of which $37,164 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $44,918, consisting of $20,966 in cash distributions received from the Project Partnerships and $23,952 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. As of March 31, 2002, the series had invested $4,952,519 in 29 Project Partnerships located in 16 states containing 879 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 2001.

  Equity in Losses of Project Partnerships increased from $175,823 for the year ended March 31, 2000 to $254,163 for the year ended March 31, 2001 and decreased to $118,314 for the year ended March 31, 2002. As presented in Note 5, Gateway's share of net loss increased from $704,086 for the year ended March 31,2000 to $847,148 for the year ended March 31,2001 and decreased to $766,057 for the year ended March 31,2002. Suspended Losses increased from $528,263 for the year ended March 31, 2000 to $592,985 for the year ended March 31, 2001 and to $647,743 for the year ended March 31,2002. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $983,083, $976,176 and $979,666 for the years ended December 31, 1999, 2000 and 2001, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2002, the Series had $272,179 of short-term investments (Cash and Cash Equivalents). It also had $295,063 in Zero Coupon Treasuries with annual maturities providing $63,227 in fiscal year 2003 increasing to $74,700 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $185,366 for the year ended March 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $118,314 and the changes in operating assets and liabilities, net cash used in operating activities was $27,548, of which $44,751 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $50,236, consisting of $19,892 in cash distributions from the Project Partnerships and $30,344 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. As of March 31, 2002, the series had invested $6,164,472 in 36 Project Partnerships located in 13 states containing 1,106 apartment units. Average occupancy of the Project Partnerships was 97% as of December 31, 2001.

  Equity in Losses of Project Partnerships were comparable for the years ended March 31, 2000, 2001, and 2002. (These Project Partnerships reported depreciation and amortization of $1,286,201, $1,283,498 and $1,294,116 for the years ended December 31, 1999, 2000 and 2001, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2002, the Series had $380,377 of short-term investments (Cash and Cash Equivalents). It also had $367,758 in Zero Coupon Treasuries with annual maturities providing $78,780 in fiscal year 2003 increasing to $93,075 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $268,277 for the year ended March 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $189,327 and the changes in operating assets and liabilities, net cash used in operating activities was $37,473, of which $60,518 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $66,996 consisting of $29,176 in cash distributions from the Project Partnerships and $37,820 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. As of March 31, 2002, the series had invested $7,462,215 in 38 Project Partnerships located in 19 states containing 1,086 apartment units. Average occupancy of the Project Partnerships was 95% as of December 31, 2001.

  Equity in Losses of Project Partnerships decreased from $433,957 for the year ended March 31, 2000 to $384,730 for the year ended March 31, 2001 and to $306,042 for the year ended March 31, 2002. These decreases were due to additional suspended losses of $430,306, $523,064, and $609,347 for the years ended March 31, 2000, 2001 and 2002 respectively, as these losses would reduce the investment in certain Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,371,839, $1,337,714 and $1,347,661 for the years ended December 31, 1999, 2000 and 2001, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2002, the Series had $455,377 of short-term investments (Cash and Cash Equivalents). It also had $304,209 in Zero Coupon Treasuries with annual maturities providing $66,000 in fiscal year 2003 increasing to $83,000 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $407,763 for the year ended March 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $306,042 and the changes in operating assets and liabilities, net cash used in operating activities was $45,330, of which $57,881 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $63,071 of which $30,012 was received in cash distributions from the Project Partnerships and $33,059 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

To the Partners of Gateway Tax Credit Fund II Ltd.

   We have audited the accompanying balance sheets of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) as of March 31, 2002 and 2001 and the related statements of operations, partners' equity (deficit), and cash flows of each of the five Series for each of the three years in the period ended March 31, 2002.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which cumulative equity in losses included on the balance sheets as of March 31, 2002 and 2001 and net losses included on the statements of operations for each of the three years in the period ended March 31, 2002 are:

	Cumulative Equity in Losses March 31, --------		Partnership Loss Year Ended March 31, --------------------
	2002 ----	2001 ----	2002 ----	2001 ----	2000 ----

Series 2	$3,763,013	$3,733,616	$ 29,397	$ 57,696	$ 92,023
Series 3	3,126,202	3,114,487	11,713	13,173	79,587
Series 4	3,360,237	3,303,187	57,051	176,447	130,892
Series 5	3,680,345	3,600,697	79,648	92,712	83,458
Series 6	4,418,917	4,237,605	181,311	242,250	276,688

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

    In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                         /s/ Spence, Marston, Bunch, Morris & Co.
                                         SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                         Certified Public Accountants

Clearwater, Florida
June 20, 2002

PART I - Financial Information
  Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2002 AND 2001
SERIES 2	2002 ----	2001 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 2 had 6,136 at March 31, 2002 and 2001 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 2 had 6,136 at March 31, 2002 and 2001, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 235,805
56,098
----------
291,903

205,743
78,301
----------
$ 575,947
==========

$  54,118
----------
54,118

----------
429,262
----------

145,441
(52,874)
----------
92,567
----------
$ 575,947
==========

$ 213,928
53,836
----------
267,764

242,459
124,529
----------
$ 634,752
==========

$  46,941
----------
46,941
----------

396,046
----------

243,647
(51,882)
----------
191,765
----------
$ 634,752
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2002 AND 2001
SERIES 3	2002 ----	2001 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 3 had 5,456 at March 31, 2002 and 2001 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 3 had 5,456 at March 31, 2002 and 2001, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 198,028
49,898
----------
247,926

183,003
34,601
----------
$ 465,530
==========

$  58,717
----------
58,717
----------

319,290
----------

134,464
(46,941)
----------
87,523
----------
$ 465,530
==========

$ 177,615
47,886
---------
225,501

215,662
71,138
----------
$ 512,301
==========

$  51,154
----------
51,154
----------

293,562
----------

213,725
(46,140)
----------
167,585
----------
$ 512,301
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2002 AND 2001
SERIES 4	2002 ----	2001 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 4 had 6,915 at March 31, 2002 and 2001 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 4 had 6,915 at March 31, 2002 and 2001, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  272,179
63,215
-----------
335,394

231,848
96,741
-----------
$  663,983
===========

$   66,364
-----------
66,364
-----------

415,676
-----------

240,778
(58,835)
----------
181,943
----------
$  663,983
===========

$  249,491
60,666
-----------
310,157

273,223
223,689
-----------
$  807,069
===========

$   56,807
----------
56,807
----------

382,953
----------

424,290
(56,981)
-----------
367,309
-----------
$  807,069
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2002 AND 2001
SERIES 5	2002 ----	2001 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 5 had 8,616 at March 31, 2002 and 2001 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 5 had 8,616 at March 31, 2002 and 2001, issued and outstanding
General Partners

  Total Partners' Equity

   Total Liabilities and Partners' Equity

$  380,377
78,790
-----------
459,167

288,968
550,146
-----------
$1,298,281
===========

$   87,779
-----------
87,779
-----------

417,637
-----------

860,560
(67,695)
-----------
792,865
-----------
$1,298,281
===========

$  350,854
75,613
-----------
426,467

340,537
752,227
-----------
$1,519,231
===========

$   75,689
-----------
75,689
-----------

382,400
-----------

1,126,154
(65,012)
-----------
1,061,142
-----------
$1,519,231
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2002 AND 2001
SERIES 6	2002 ----	2001 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 6 had 10,105 at March 31, 2002 and 2001 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 6 had 10,105 at March 31, 2002 and 2001, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  455,377
62,622
-----------
517,999

241,587
1,257,026
-----------
$2,016,612
===========

$   83,891
-----------
83,891
-----------

536,157
-----------

1,471,324
(74,760)
-----------
1,396,564
-----------
$2,016,612
===========

$  437,636
58,858
-----------
496,494

282,893
1,584,877
-----------
$2,364,264
===========

$   71,653
-----------
71,653
-----------

488,284
-----------

1,875,009
(70,682)
-----------
1,804,327
-----------
$2,364,264
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2002 AND 2001
TOTAL SERIES 2 - 6	2002 ----	2001 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 2-6 had 37,228 at March 31, 2002 and 2001 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 2-6 had 37,228 at March 31, 2002 and 2001, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$1,541,766
310,623
-----------
1,852,389

1,151,149
2,016,815
-----------
$5,020,353
===========

$  350,869
-----------
350,869
-----------

2,118,022
-----------

2,852,567
(301,105)
-----------
2,551,462
-----------
$5,020,353
===========

$1,429,524
296,859
-----------
1,726,383

1,354,774
2,756,460
-----------
$5,837,617
===========

$  302,244
-----------
302,244
-----------

1,943,245
-----------

3,882,825
(290,697)
-----------
3,592,128
-----------
$5,837,617
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

SERIES 2	2002 ----	2001 ----	2000 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   25,806
10,860
-----------
36,666
-----------

68,197

11,737
11,302
697
-----------
91,933
-----------

(55,267)

(43,931)
-----------
$  (99,198)
===========

$  (98,206)
(992)
-----------
$  (99,198)
===========

$   (16.00)
===========
6,136
===========

$   34,132
8,982
-----------
43,114
-----------

68,361

9,149
10,886
1,801
-----------
90,197
-----------

(47,083)

(76,493)
-----------
$ (123,576)
===========

$ (122,340)
(1,236)
-----------
$ (123,576)
===========

$   (19.94)
===========
6,136
===========

$   33,028
7,170
-----------
40,198
-----------

68,511

8,181
11,237
3,263
-----------
91,192
-----------

(50,994)

(115,544)
-----------
$ (166,538)
===========

$ (164,873)
(1,665)
-----------
$ (166,538)
===========

$   (26.87)
===========
6,136
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

Series 3	2002 ----	2001 ----	2000 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  22,536
19,990
----------
42,526
----------

62,892

12,271
11,864
1,120
----------
88,147
----------

(45,621)

(34,441)
----------
$ (80,062)
==========

$ (79,261)
(801)
----------
$ (80,062)
==========

$  (14.53)
==========
5,456
==========

$  29,545
22,840
----------
52,385
----------

63,104

9,565
11,179
1,120
----------
84,968
----------

(32,583)

(26,094)
----------
$ (58,677)
==========

$ (58,090)
(587)
----------
$ (58,677)
==========

$  (10.65)
==========
5,456
==========

$  28,740
22,645
----------
51,385
----------

63,301

8,552
10,780
1,120
----------
83,753
----------

(32,368)

(114,700)
----------
$(147,068)
==========

$(145,597)
(1,471)
----------
$(147,068)
==========

$  (26.69)
==========
5,456
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

SERIES 4	2002 ----	2001 ----	2000 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  29,219
15,207
---------
44,426
---------

77,474

15,471
14,584
3,949
---------
111,478
---------

(67,052)

(118,314)
---------
$(185,366)
==========

$(183,512)
(1,854)
---------
$(185,366)
==========

$  (26.54)
==========
6,915
==========

$  38,975
12,170
---------
51,145
---------

77,661

12,060
13,636
5,288
---------
108,645
---------

(57,500)

(254,163)
----------
$(311,663)
==========

$(308,546)
(3,117)
----------
$(311,663)
==========

$  (44.62)
==========
6,915
==========

$  37,964
11,033
---------
48,997
---------

77,832

10,779
13,398
6,656
---------
108,665
---------

(59,668)

(175,823)
----------
$(235,491)
==========

$(233,136)
(2,355)
----------
$(235,491)
==========

$  (33.71)
==========
6,915
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

SERIES 5	2002 ----	2001 ----	2000 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$ 37,335
21,532
----------
58,867
----------

95,755

19,205
17,747
5,110
----------
137,817
----------

(78,950)

(189,327)
----------
$(268,277)
==========

$(265,594)
(2,683)
----------
$(268,277)
==========

$  (30.83)
=========
8,616
==========

$  50,345
13,899
----------
64,244
----------

96,008

14,972
16,520
5,110
----------
132,610
----------

(68,366)

(179,765)
----------
$(248,131)
==========

$(245,650)
(2,481)
----------
$(248,131)
==========

$  (28.51)
==========
8,616
==========

$  48,721
17,118
----------
65,839
----------

96,241

13,386
15,895
6,159
----------
131,681
----------

(65,842)

(178,140)
----------
$(243,982)
==========

$(241,542)
(2,440)
----------
$(243,982)
==========

$  (28.03)
==========
8,616
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

SERIES 6	2002 ----	2001 ----	2000 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  35,129
17,654
----------
52,783
----------

105,753

20,272
19,028
9,451
----------
154,504
----------

(101,721)

(306,042)
----------
$(407,763)
==========

$(403,685)
(4,078)
----------
$(407,763)
==========

$  (39.95)
==========
10,105
==========

$  48,609
8,932
----------
57,541
----------

106,125

15,803
18,600
13,314
----------
153,842
----------

(96,301)

(384,730)
----------
$(481,031)
==========

$(476,221)
(4,810)
----------
$(481,031)
==========

$  (47.13)
==========
10,105
==========

$  46,177
8,057
----------
54,234
----------

106,486

14,130
16,986
14,982
----------
152,584
----------

(98,350)

(433,597)
----------
$(531,947)
==========

$(526,628)
(5,319)
----------
$(531,947)
==========

$  (52.12)
==========
10,105
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,

TOTAL SERIES 2 - 6	2002 ----	2001 ----	2000 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$  150,025
85,243
-----------
235,268
-----------

410,071

78,956
74,525
20,327
-----------
583,879
-----------

(348,611)

(692,055)
-----------
$(1,040,666)
============

$(1,030,258)
(10,408)
------------
$(1,040,666)
============

$  201,606
66,823
-----------
268,429
-----------

411,259

61,549
70,821
26,633
-----------
570,262
-----------

(301,833)

(921,245)
-----------
$(1,223,078)
============

$(1,210,847)
(12,231)
------------
$(1,223,078)
============

$  194,630
66,023
-----------
260,653
-----------

412,371

55,028
68,296
32,180
-----------
567,875
-----------

(307,222)

(1,017,804)
-----------
$(1,325,026)
============

$(1,311,776)
(13,250)
------------
$(1,325,026)
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002	$ 530,860 (164,873) ----------- 365,987 (122,340) ----------- 243,647 (98,206) ----------- $ 145,441 ===========	$ (48,981) (1,665) ----------- (50,646) (1,236) ----------- (51,882) (992) ----------- $ (52,874) ===========	$ 481,879 (166,538) ----------- 315,341 (123,576) ----------- 191,765 (99,198) ----------- $ 92,567 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002	$ 417,412 (145,597) ----------- 271,815 (58,090) ----------- 213,725 (79,261) ----------- $ 134,464 ===========	$ (44,082) (1,471) ------------ (45,553) (587) ------------ (46,140) (801) ------------ $ (46,941) ============	$ 373,330 (147,068) ----------- 226,262 (58,677) ----------- 167,585 (80,062) ----------- $ 87,523 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002	$ 965,972 (233,136) ----------- 732,836 (308,546) ----------- 424,290 (183,512) ----------- $ 240,778 ===========	$ (51,509) (2,355) ---------- (53,864) (3,117) ---------- (56,981) (1,854) ---------- $ (58,835) ==========	$ 914,463 (235,491) ------------ 678,972 (311,663) ------------ 367,309 (185,366) ------------ $ 181,943 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002	$1,613,346 (241,542) ------------ 1,371,804 (245,650) ------------ 1,126,154 (265,594) ------------ $ 860,560 ============	$ (60,091) (2,440) ----------- (62,531) (2,481) ----------- (65,012) (2,683) ----------- $ (67,695) ===========	$1,553,255 (243,982) ------------ 1,309,273 (248,131) ------------ 1,061,142 (268,277) ------------ $ 792,865 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002	$ 2,877,858 (526,628) ------------ 2,351,230 (476,221) ------------ 1,875,009 (403,685) ------------ $ 1,471,324 ============	$ (60,553) (5,319) ----------- (65,872) (4,810) ----------- (70,682) (4,078) ----------- $ (74,760) ===========	$ 2,817,305 (531,947) ------------ 2,285,358 (481,031) ------------ 1,804,327 (407,763) ------------ $ 1,396,564 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 1999 Net Loss Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002	$ 6,405,448 (1,311,776) ------------ 5,093,672 (1,210,847) ------------ 3,882,825 (1,030,258) ------------ $ 2,852,567 ============	$ (265,216) (13,250) ----------- (278,466) (12,231) ----------- (290,697) (10,408) ----------- $ (301,105) ===========	$ 6,140,232 (1,325,026) ------------ 4,815,206 (1,223,078) ------------ 3,592,128 (1,040,666) ------------ $ 2,551,462 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

SERIES 2 --------	2002 ----	2001 ----	2000 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss   to Net Cash Used in Operating   Activities:
    Amortization
    Accreted Interest Income on
    Investments in Securities
    Equity in Losses of Project
    Partnerships
    Interest Income from
    Redemption of Securities
    Distributions Included in
    Other Income
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners

        Net Cash Used in
        Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment in
  Securities

        Net Cash Provided by
        Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(99,198) 697 (19,381) 43,931 26,907 (10,860) 40,393 ---------- (17,511) ---------- 12,460 26,928 ---------- 39,388 ---------- 21,877 213,928 ---------- $ 235,805 ==========	$(123,576) 1,801 (21,814) 76,493 23,537 (8,982) 35,262 ---------- (17,279) ---------- 14,374 28,263 ---------- 42,637 ---------- 25,358 188,570 ---------- $ 213,928 ==========	$(166,538) 3,263 (23,854) 115,544 20,241 (7,170) 36,547 ---------- (21,967) ---------- 11,727 29,297 ---------- 41,024 ---------- 19,057 169,513 ---------- $ 188,570 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

SERIES 3 -------	2002 ----	2001 ----	2000 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss   to Net Cash Used in Operating   Activities:
    Amortization
    Accreted Interest Income on
    Investments in Securities
    Equity in Losses of Project
    Partnerships
    Interest Income from
    Redemption of Securities
    Distributions Included In
    Other Income
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners

        Net Cash Used in
        Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment
  in Securities

        Net Cash Provided by
        Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$ (80,062) 1,120 (17,239) 34,441 23,934 (19,990) 33,291 ---------- (24,505) ---------- 20,966 23,952 ---------- 44,918 ---------- 20,413 177,615 ---------- $ 198,028 ==========	$ (58,677) 1,120 (19,403) 26,094 20,936 (22,840) 25,081 ---------- (27,689) ---------- 24,678 25,139 ---------- 49,817 ---------- 22,128 155,487 ---------- $ 177,615 ==========	$(147,068) 1,120 (21,218) 114,700 18,004 (22,645) 10,980 ---------- (34,008) ---------- 25,455 26,059 ---------- 51,514 ---------- 17,506 137,981 ---------- $ 155,487 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

SERIES 4 --------	2002 ----	2001 ----	2000 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss   to Net Cash Used in Operating   Activities:
    Amortization
    Accreted Interest Income on
    Investments in Securities
    Equity in Losses of Project
    Partnerships
    Interest Income from
    Redemption of Securities
    Distributions Included In
    Other Income
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners

         Net Cash Used in
         Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment in
  Securities

        Net Cash Provided by
        Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(185,366) 3,949 (21,840) 118,314 30,322 (15,207) 42,280 ---------- (27,548) ---------- 19,892 30,344 ---------- 50,236 ---------- 22,688 249,491 ---------- $ 272,179 ==========	$(311,663) 5,288 (24,581) 254,163 26,523 (12,170) 36,712 ---------- (25,728) ---------- 16,722 31,849 ---------- 48,571 ---------- 22,843 226,648 ---------- $ 249,491 ==========	$(235,491) 6,656 (26,881) 175,823 22,808 (11,033) 36,909 ---------- (31,209) ---------- 17,210 33,015 ---------- 50,225 ---------- 19,016 207,632 ---------- $ 226,648 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

SERIES 5 --------	2002 ----	2001 ----	2000 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss   to Net Cash Used in Operating   Activities:
    Amortization
    Accreted Interest Income on
    Investments in Securities
    Equity in Losses of Project
    Partnerships
    Interest Income from
    Redemption of Securities
    Distributions Included In
    Other Income
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners

        Net Cash Used in Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment in
  Securities

        Net Cash Provided by
        Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(268,277) 5,110 (27,221) 189,327 37,793 (21,532) 47,327 ---------- (37,473) ---------- 29,176 37,820 ---------- 66,996 ---------- 29,523 350,854 ---------- $ 380,377 ==========	$(248,131) 5,110 (30,637) 179,765 33,057 (13,899) 38,940 ---------- (35,795) ---------- 28,246 39,696 ---------- 67,942 ---------- 32,147 318,707 ---------- $ 350,854 ==========	$(243,982) 6,159 (33,503) 178,140 28,428 (17,118) 39,490 ---------- (42,386) ---------- 26,951 41,148 ---------- 68,099 ---------- 25,713 292,994 ---------- $ 318,707 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

SERIES 6 -------	2002 ----	2001 ----	2000 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss   to Net Cash Used in Operating   Activities:
    Amortization
    Accreted Interest Income on
    Investments in Securities
    Equity in Losses of Project
    Partnerships
    Interest Income from
    Redemption of Securities
    Distributions Included In
    Other Income
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners

        Net Cash Used in Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment in
  Securities

        Net Cash Provided by
        Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(407,763) 9,451 (24,458) 306,042 28,941 (17,654) 60,111 ---------- (45,330) ---------- 30,012 33,059 ---------- 63,071 ---------- 17,741 437,636 ---------- $ 455,377 ==========	$(481,031) 13,314 (26,573) 384,730 24,290 (8,932) 51,927 ---------- (42,275) ---------- 23,401 33,710 ---------- 57,111 ---------- 14,836 422,800 ---------- $ 437,636 ==========	$(531,947) 14,982 (28,202) 433,597 20,134 (8,057) 52,581 ---------- (46,912) ---------- 26,174 34,866 ---------- 61,040 ---------- 14,128 408,672 ---------- $ 422,800 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000:

TOTAL SERIES 2 - 6 ------------------	2002 ----	2001 ----	2000 ----

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
    Distributions Included In Other
    Income
    Changes in Operating Assets and     Liabilities:
      Increase in Payable to
      General Partners

        Net Cash Used in Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment in
  Securities

         Net Cash Provided by
         Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(1,040,666) 20,327 (110,139) 692,055 147,897 (85,243) 223,402 ----------- (152,367) ----------- 112,506 152,103 ----------- 264,609 ----------- 112,242 1,429,524 ----------- $ 1,541,766 ===========	$(1,223,078) 26,633 (123,008) 921,245 128,343 (66,823) 187,922 ----------- (148,766) ----------- 107,421 158,657 ----------- 266,078 ----------- 117,312 1,312,212 ----------- $1,429,524 ===========	$(1,325,026) 32,180 (133,658) 1,017,804 109,615 (66,023) 188,626 ----------- (176,482) ----------- 107,517 164,385 ----------- 271,902 ----------- 95,420 1,216,792 ----------- $1,312,212 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002, 2001 AND 2000

NOTE 1 - ORGANIZATION:

  Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 2002, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

  Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of March 31, 2002. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. No impairment loss has been recognized in the accompanying financial statements.

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

Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

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

Reclassifications

  For comparability, the 2001 and 2000 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2002.

NOTE 3 - INVESTMENT IN SECURITIES:

  The March 31, 2002 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $143,397 for Series 2, $127,549 for Series 3, $161,591 for Series 4, $201,404 for Series 5 and $151,531 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.
	Estimated Market Value ----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 2	$ 279,379	$ 261,841	$ 17,538
Series 3	248,421	232,901	15,520
Series 4	314,846	295,063	19,783
Series 5	392,296	367,758	24,538
Series 6	327,845	304,209	23,636

As of March 31, 2002, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 56,098	$ 49,898	$ 63,215
After 1 year through 5 years	205,743 ---------	183,003 ---------	231,848 ---------
Total Amount Carried on Balance Sheet	$ 261,841 =========	$ 232,901 =========	$ 295,063 =========
	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 78,790	$ 62,622	$ 310,623
After 1 year through 5 years	288,968 ----------	241,587 ----------	1,151,149 ----------
Total Amount Carried on Balance Sheet	$ 367,758 ==========	$ 304,209 ==========	$1,461,772 ==========

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

  For the years ended March 31, 2002, 2001 and 2000 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.
	2002 ----	2001 ----	2000 ----
Series 2	$ 68,197	$ 68,361	$ 68,511
Series 3	62,892	63,104	63,301
Series 4	77,474	77,661	77,832
Series 5	95,755	96,008	96,241
Series 6	105,753 ---------	106,125 ---------	106,486 ---------
Total	$ 410,071 =========	$ 411,259 =========	$ 412,371 =========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
	2002 ----	2001 ----	2000 ----
Series 2	$ 11,737	$ 9,149	$ 8,181
Series 3	12,271	9,565	8,552
Series 4	15,471	12,060	10,779
Series 5	19,205	14,972	13,386
Series 6	20,272 --------	15,803 --------	14,130 --------
	$ 78,956	$ 61,549	$ 55,028
Total	========	========	========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 2

  As of March 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 22 Project Partnerships which own and operate government assisted multi-family housing complexes.
  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2002 --------------	MARCH 31, 2001 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 4,524,678 (4,673,651) (81,202) ------------ (230,175) 390,838 (82,362) ------------ $ 78,301 ============	$ 4,524,678 (4,629,719) (79,603) ------------ (184,644) 390,838 (81,665) ------------ $ 124,529 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,940,699 for the year ended March 31, 2002 and cumulative suspended losses of $2,278,397 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 3

  As of March 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 23 Project Partnerships which own and operate government assisted multi-family housing complexes.
  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2002 --------------	MARCH 31, 2001 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 3,888,713 (4,102,836) (161,490) ------------ (375,613) 491,746 (81,532) ------------ $ 34,601 ============	$ 3,888,713 (4,068,395) (160,514) ------------ (340,196) 491,746 (80,412) ------------ $ 71,138 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,840,222 for the year ended March 31, 2002 and cumulative suspended losses of $3,164,318 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 4

  As of March 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 29 Project Partnerships which own and operate government assisted multi-family housing complexes.
  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2002 --------------	MARCH 31, 2001 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 4,952,519 (5,182,485) (116,404) ------------ (346,370) 562,967 (119,856) ----------- $ 96,741 ============	$ 4,952,519 (5,064,172) (111,719) ------------ (223,372) 562,967 (115,906) ----------- $ 223,689 ============

1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,771,886 for the year ended March 31, 2002 and cumulative suspended losses of $2,124,143 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 5

  As of March 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 36 Project Partnerships which own and operate government assisted multi-family housing complexes.
  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2002 --------------	MARCH 31, 2001 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees  and expenses

Investments in Project Partnerships

$ 6,164,472 (5,954,631) (178,539) ----------- 31,302 650,837 (131,993) ----------- $ 550,146 ===========	$ 6,164,472 (5,765,304) (170,895) ----------- 228,273 650,837 (126,883) ----------- $ 752,227 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,217,418 for the year ended March 31, 2002 and cumulative suspended losses of $2,431,381 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 6

  As of March 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 38 Project Partnerships which own and operate government assisted multi-family housing complexes.
  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2002 --------------	MARCH 31, 2001 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees  and expenses

Investments in Project Partnerships

$ 7,462,215 (6,620,593) (190,600) ------------ 651,022 785,179 (179,175) ------------ $ 1,257,026 ============	$ 7,462,215 (6,314,551) (178,242) ------------ 969,422 785,179 (169,724) ------------ $ 1,584,877 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,161,546 for the year ended March 31, 2002 and cumulative suspended losses of $1,552,199 for the year ended March 31, 2001 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

TOTAL SERIES 2 - 6

  The following is a summary of Investments in Project Partnerships:
MARCH 31, 2002 --------------	MARCH 31, 2001 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 26,992,597 (26,534,196) (728,235) ------------ (269,834) 2,881,567 (594,918) ------------ $ 2,016,815 ============	$ 26,992,597 (25,842,141) (700,973) ------------ 449,483 2,881,567 (574,590) ------------ $ 2,756,460 ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:

DECEMBER 31,
SERIES 2	2001 ----	2000 ----	1999 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,024,736
18,177,780
770
------------
$20,203,286
============

$   455,273
22,983,936
------------
23,439,209
------------

(3,187,246)
(48,677)
------------
(3,235,923)
------------

$20,203,286
============

$ 4,088,506
------------
1,902,218
2,034,652
865,003
------------
4,801,873
------------
$ (713,367)
============
$   (7,134)
============
$ (706,233)

662,302
------------

$  (43,931)
============

$ 2,037,305
19,005,313
770
------------
$21,043,388
============

$   471,487
23,050,161
------------
23,521,648
------------

(2,461,788)
(16,472)
------------
(2,478,260)
------------

$21,043,388
============

$ 4,076,622
------------
1,761,220
2,039,917
893,266
------------
4,694,403
------------
$ (617,781)
============
$   (6,178)
============
$ (611,603)

535,110
------------

$  (76,493)
============

$ 1,877,161
19,889,312
2,370
------------
$21,768,843
============

$   486,993
23,110,828
------------
23,597,821
------------

(1,833,812)
4,834
------------
(1,828,978)
------------

$21,768,843
============

$ 4,012,320
------------
1,794,189
2,044,746
897,242
------------
4,736,177
------------
$ (723,857)
============
$   (7,239)
============
$ (716,618)

601,074
------------

$ (115,544)
============

As of December 31, 2001, the largest Project Partnership constituted 12.2% and 13.6%, and as of December 31, 2000 the largest Project Partnership constituted 12.3% and 14.4% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 3	2001 ----	2000 ----	1999 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,142,126
15,257,023
181,645
-----------
$17,580,794
===========

$   518,692
21,482,917
-----------
22,001,609
-----------

(4,567,560)
146,745
-----------
(4,420,815)
-----------

$17,580,794
============

$ 3,967,831
-----------
1,809,964
1,931,889
946,476
-----------
4,688,329
-----------
$  (720,498)
============
$   (10,153)
============
$  (710,345)

675,904
-----------

$   (34,441)
============

$ 2,203,617
16,040,624
190,282
------------
$18,434,523
============

$  515,063
21,568,724
-----------
22,083,787
-----------

(3,830,418)
181,154
-----------
(3,649,264)
-----------

$18,434,523
============

$ 3,921,448
-----------
1,782,758
1,943,451
941,538
-----------
4,667,747
-----------
$  (746,299)
============
$   (10,887)
============
$  (735,412)

709,318
-----------

$   (26,094)
============

$ 2,165,819
16,926,832
198,916
------------
$19,291,567
============

$   491,796
21,648,149
-----------
22,139,945
-----------

(3,068,148)
219,770
-----------
(2,848,378)
-----------

$19,291,567
============

$ 3,900,623
-----------
1,681,735
2,006,761
1,213,599
-----------
4,902,095
-----------
$(1,001,472)
============
$   (13,453)
============
$  (988,019)

873,319
-----------

$  (114,700)
============

As of December 31, 2001, the largest Project Partnership constituted 6.6% and 6.3%, and as of December 31, 2000 the largest Project Partnership constituted 6.6% and 6.5% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 4	2001 ----	2000 ----	1999 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,223,546
21,695,221
7,687
-----------
$23,926,454
===========

$   706,112
26,300,200
-----------
27,006,312
-----------

(3,142,028)
62,170
-----------
(3,079,858)
-----------

$23,926,454
============

$ 4,691,169
-----------
2,370,889
2,116,061
979,666
-----------
5,466,616
-----------
$  (775,447)
===========
$    (9,390)
===========
$  (766,057)

647,743
-----------

$  (118,314)
===========

$ 2,319,692
22,426,102
8,059
-----------
$24,753,853
===========

$   629,914
26,375,576
-----------
27,005,490
-----------

(2,353,411)
101,774
-----------
(2,251,637)
-----------

$24,753,853
============

$ 4,552,896
-----------
2,321,963
2,113,809
976,176
-----------
5,411,948
-----------
$ (859,052)
===========
$  (11,904)
===========
$ (847,148)

592,985
-----------

$ (254,163)
===========

$ 2,375,444
23,334,011
8,431
-----------
$25,717,886
===========

$   620,178
26,444,765
-----------
27,064,943
-----------

(1,495,788)
148,731
-----------
(1,347,057)
-----------

$25,717,886
============

$ 4,625,537
-----------
2,093,013
2,276,169
983,083
-----------
5,352,265
-----------
$ (726,728)
===========
$  (22,642)
===========
$ (704,086)

528,263
-----------

$ (175,823)
============

As of December 31, 2001, the largest Project Partnership constituted 6.3% and 6.1%, and as of December 31, 2000 the largest Project Partnership constituted 6.2% and 5.9% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 5	2001	2000	1999

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,984,516
26,874,152
2,302
-----------
$29,860,970
===========

$   735,358
32,462,257
-----------
33,197,615
-----------

(3,138,040)
(198,605)
-----------
(3,336,645)
-----------

$29,860,970
===========

$ 5,345,086
-----------
2,776,878
2,259,308
1,294,116
-----------
6,330,302
-----------
$  (985,216)
===========
$    (9,852)
===========
$  (975,364)

786,037
-----------

$  (189,327)
===========

 $ 2,911,097
  28,099,333
       2,552

$31,012,982
   ========

 $   733,324
  32,564,539

  33,297,863

 (2,139,036)
   (145,845)

 (2,284,881)

 $31,012,982
   ========

 $ 5,291,101

   2,708,108
   2,277,520
   1,283,498

   6,269,126

 $ (978,025)
   ========
 $   (9,780)
   ========
 $ (968,245)

     788,480

 $ (179,765)
   ========

$ 2,903,343
29,235,956
2,552
-----------
$32,141,851
===========

$   720,555
32,658,604
-----------
33,379,159
-----------

(1,136,314)
(100,994)
-----------
(1,237,308)
-----------

$32,141,851
==========

$ 5,614,817
-----------
2,570,893
2,658,463
1,286,201
-----------
6,515,557
-----------
$  (900,740)
===========
$    (9,008)
===========
$  (891,732)

713,592
-----------

$  (178,140)
===========

As of December 31, 2001, the largest Project Partnership constituted 8.1% and 8.6%, and as of December 31, 2000 the largest Project Partnership constituted 8.0% and 8.6% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of
December 31 of each year:
DECEMBER 31,
SERIES 6	2001 ----	2000 ----	1999 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 3,313,947
30,748,096
4,626
------------
$34,066,669
============

$   739,207
35,191,000
------------
35,930,207
------------

(1,523,911)
(339,627)
------------
(1,863,538)
------------

$34,066,669
============

$ 5,951,586
------------
2,826,568
2,704,167
1,347,661
------------
6,878,396
------------
$  (926,810)
============
$   (11,421)
============
$  (915,389)

609,347
------------

$  (306,042)
============

$ 3,196,719
31,966,534
4,857
------------
$35,168,110
============

$   697,789
35,341,376
------------
36,039,165
------------

(576,890)
(294,165)
------------
(871,055)
------------

$35,168,110
============

$ 5,737,151
------------
2,604,025
2,715,299
1,337,714
------------
6,657,038
------------
$  (919,887)
============
$   (12,093)
============
$  (907,794)

523,064
------------

$  (384,730)
============

$ 3,056,225
33,193,532
8,088
------------
$36,257,845
============

$   670,941
35,487,112
------------
36,158,053
------------

354,389
(254,597)
------------
99,792
------------

$36,257,845
============

$ 5,831,193
------------
2,459,553
2,875,156
1,371,839
------------
6,706,548
------------
$  (875,355)
============
$   (11,452)
============
$  (863,903)

430,306
------------

$  (433,597)
============

As of December 31, 2001, the largest Project Partnership constituted 6.5% and 6.3%, and as of December 31, 2000 the largest Project Partnership constituted 6.7% and 5.8% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
TOTAL SERIES 2 - 6	2001	2000	1999

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

 $ 12,688,871
  112,752,272
      197,030
  ----------
 $125,638,173
  ==========

 $  3,154,642
  138,420,310
  ----------
  141,574,952
  ----------

  (15,558,785)
     (377,994)
  ----------
  (15,936,779)
  ----------

 $125,638,173
  ==========

 $ 24,044,178
  --------
   11,686,517
   11,046,077
    5,432,922
  ---------
   28,165,516
  ---------
 $ (4,121,338)
    ==========
 $    (47,950)
    ==========
 $ (4,073,388)

    3,381,333
    --------

 $   (692,055)
    ==========

$ 12,668,430
117,537,906
206,520
------------
$130,412,856
============

$  3,047,577
138,900,376
------------
141,947,953
------------

(11,361,543)
(173,554)
------------
(11,535,097)
------------

$130,412,856
============

$ 23,579,218
------------
11,178,074
11,089,996
5,432,192
------------
27,700,262
------------
$ (4,121,044)
============
$    (50,842)
============
$ (4,070,202)

3,148,957
------------

$   (921,245)
============

$ 12,377,992
122,579,643
220,357
------------
$135,177,992
============

$  2,990,463
139,349,458
------------
142,339,921
------------

(7,179,673)
17,744
------------
(7,161,929)
------------

$135,177,992
============

$ 23,984,490
------------
10,599,383
11,861,295
5,751,964
------------
28,212,642
------------
$ (4,228,152)
============
$    (63,794)
============
$ (4,164,358)

3,146,554
------------

$ (1,017,804)
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The Partnership's equity by Series as reflected by the Project Partnerships differs from the Partnership's Investments in Project Partnerships before acquisition fees and expenses and amortization by Series primarily because of suspended losses on the Partnerships books and differences in the accounting treatment of miscellaneous items.

  By Series these differences are as follows:

	Equity Per Project Partnership ------------------	Equity Per Partnership ----------------------
Series 2	$ (3,187,246)	$ (230,175)
Series 3	(4,567,560)	(375,613)
Series 4	(3,142,028)	(346,370)
Series 5	(3,138,040)	31,302
Series 6	(1,523,911)	651,022

  The report of the independent certified public accountants with respect to the financial statements of one Project Partnership expressed substantial doubt as to the Project Partnership's ability to continue as a going concern. Gateway's net investment in this Project Partnership at March 31, 2002 and 2001 is zero. Gateway's original investment in the Project Partnership approximated $176,850. Through December 31, 2001, the Project Partnership has had recurring losses from operations and has a net capital deficiency.

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 2	2002 ----	2001 ----	2000 ----
Net Loss per Financial Statements	$ (99,198)	$ (123,576)	$ (166,538)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(766,507)	(607,544)	(667,867)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	2,365	(1,157)	(42,530)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	33,368 703 (8,982) -----------	34,070 2,074 (7,170) -----------	35,353 46,550 (6,936) -----------
Partnership loss for tax purposes as of December 31	$ (838,251) ============	$ (703,303) ============	$ (801,968) ============
	December 31, 2001 ------------	December 31, 2000 ------------	December 31, 1999 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 393,435 ============	$ 1,007,776 ============	$ 1,030,466 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                                  Financial         Tax
                                  Reporting         Reporting
                                  Purposes           Purposes        Differences

Investments in Local
  Limited Partnerships            $    78,301       $(4,015,170)     $ 4,093,471

Other Assets                      $   497,646       $ 1,219,552      $  (721,906)

Liabilities                       $   483,380       $     5,613      $   477,767

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 3	2002 ----	2001 ----	2000 ----
Net Loss per Financial Statements	$ (80,062)	$ (58,677)	$ (147,068)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(701,962)	(729,147)	(617,452)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	6,786	2,342	(48,955)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	25,902 1,121 (22,840) -----------	23,675 (320) (22,645) -----------	22,159 43,005 (14,514) ------------
Partnership loss for tax purposes as of December 31	$ (771,055) ============	$ (784,772) ============	$ (762,825) ============
	December 31, 2001 ------------	December 31, 2000 ------------	December 31, 1999 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 33,914 ============	$ 246,310 ============	$ 379,668 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                                   Financial         Tax
                                   Reporting         Reporting
                                   Purposes          Purposes       Differences

Investments in Local
  Limited Partnerships             $  34,601        $(3,862,975)   $3,897,576

Other Assets                       $ 430,929        $ 1,073,956    $ (643,027)

Liabilities                        $ 378,007        $     5,892    $  372,115

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 4	2002 ----	2001 ----	2000 ----
Net Loss per Financial Statements	$ (185,366)	$ (311,663)	$ (235,491)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(792,465)	(733,176)	(657,984)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	2,098	(255)	(81,152)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	32,919 4,262 (12,169) -----------	34,814 5,852 (11,033) -----------	35,656 85,586 (7,650) -----------
Partnership loss for tax purposes as of December 31	$ (950,721) ============	$(1,015,461) ============	$ (861,035) ============
	December 31, 2001 ------------	December 31, 2000 ------------	December 31, 1999 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 571,729 ============	$ 1,157,673 ============	$ 1,177,677 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                                Financial          Tax
                                Reporting          Reporting
                                Purposes            Purposes       Differences

Investments in Local
  Limited Partnerships         $   96,741        $(4,499,941)     $ 4,596,682

Other Assets                   $   567,242        $ 1,386,936       $ (819,694)

Liabilities                    $   482,040        $     7,288       $  474,752

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 5	2002 ----	2001 ----	2000 ----
Net Loss per Financial Statements	$ (268,277)	$ (248,131)	$ (243,982)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(904,115)	(866,880)	(831,003)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	487	4,320	(30,361)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	35,487 4,324 (13,898) -----------	36,613 5,883 (17,118) -----------	38,069 35,067 (14,529) -----------
Partnership loss for tax purposes as of December 31	$(1,145,992) ============	$(1,085,313) ============	$(1,046,739) ============
	December 31, 2001 ------------	December 31, 2000 ------------	December 31, 1999 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 1,325,419 ============	$ 1,432,923 ============	$ 1,432,448 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                                Financial        Tax
                                Reporting        Reporting
                                Purposes         Purposes         Differences

Investments in Local
  Limited Partnerships          $ 550,146        $(3,958,706)     $ 4,508,852

Other Assets                    $ 748,135        $ 1,760,802      $(1,012,667)

Liabilities                     $ 505,416        $     8,932      $   496,484

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 6	2002 ----	2001 ----	2000 ----
Net Loss per Financial Statements	$ (407,763)	$ (481,031)	$ (531,947)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(813,890)	(734,221)	(667,038)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(4,523)	1,053	894
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	48,192 12,066 (8,930) ------------	49,073 14,175 (8,057) ------------	51,057 10,829 (3,915) -----------
Partnership loss for tax purposes as of December 31	$(1,174,848) ============	$(1,159,008) ============	$(1,140,120) ============
	December 31, 2001 -----------	December 31, 2000 -----------	December 31, 1999 -----------
Federal Low Income Housing Tax Credits (Unaudited)	$ 1,690,264 ============	$ 1,690,085 ============	$ 1,690,086 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                                       Financial         Tax
                                       Reporting         Reporting
                                       Purposes          Purposes      Differences

Investments in Local
  Limited Partnerships               $1,257,026         $(2,890,908)    $ 4,147,934

Other Assets                         $  759,586         $ 1,920,837     $(1,161,251)

Liabilities                          $  620,048         $     9,610     $   610,438

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
TOTAL SERIES 2 - 6	2002 ----	2001 ----	2000 ----
Net Loss per Financial Statements	$(1,040,666)	$(1,223,078)	$(1,325,026)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(3,978,939)	(3,670,968)	(3,441,344)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	7,213	6,303	(202,104)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	175,868 22,476 (66,819) -----------	178,245 27,664 (66,023) -----------	182,294 221,037 (47,544) -----------
Partnership loss for tax purposes as of December 31	$(4,808,867) ============	$(4,747,857) ============	$(4,612,687) ============

  The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $4,093,000 higher for Series 2, $3,898,000 higher for Series 3, $4,597,000 higher for Series 4, $4,509,000 higher for Series 5 and $4,148,000 higher for Series 6 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

  The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2002 are as follows:

                                Financial         Tax
                                Reporting         Reporting
                                Purposes           Purposes        Differences

Investments in Local
  Limited Partnerships          $2,016,815        $(19,227,699)    $21,244,514

Other Assets                    $3,003,538        $  7,362,083     $(4,358,545)

Liabilities                     $2,468,891        $     37,335     $ 2,431,556

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 2
Year 2002                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2001     9/30/2001     12/31/2001    3/31/2002

Total Revenues           $   7,363     $    6,765    $   6,024     $  16,514

Net Income (Loss)        $ (18,494)    $  (14,975)   $ (21,740)    $ (43,989)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (2.98)     $   (2.42)    $  (3.51)     $  (7.09)

Series 3
Year 2002                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2001     9/30/2001    12/31/2001     3/31/2002

Total Revenues           $   6,294     $    5,948   $   5,298      $  24,986

Net Income (Loss)        $ (18,269)    $  (19,383)  $ (14,143)     $ (28,267)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (3.31)     $   (3.52)   $  (2.57)     $   (5.13)

Series 4
Year 2002                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2001      9/30/2001     12/31/2001     3/31/2002

Total Revenues           $   8,219      $   7,753     $   6,852      $  21,602

Net Income (Loss)        $ (49,210)     $ (30,100)    $ (40,404)     $ (65,652)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (7.05)     $   (4.30)     $  (5.79)      $  (9.40)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 5
Year 2002                  Quarter 1     Quarter 2      Quarter 3     Quarter 4
                           6/30/2001     9/30/2001     12/31/2001     3/31/2002

Total Revenues            $   10,621 $   9,928     $   8,697      $  29,621

Net Income (Loss)         $ (64,253)    $ (48,932)    $ (95,529)     $ (59,563)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding  $   (7.38)     $  (5.63)    $  (10.97)     $   (6.85)

Series 6
Year 2002                 Quarter 1     Quarter 2     Quarter 3     Quarter 4
                          6/30/2001     9/30/2001     12/31/2001     3/31/2002

Total Revenues            $  10,476     $   9,567     $   8,310     $  24,430

Net Income (Loss)         $(104,803)    $ (81,256)    $(126,383)    $ (95,321)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding  $  (10.27)    $   (7.96)    $  (12.38)    $   (9.34)

Series 2 - 6
Year 2002                  Quarter 1     Quarter 2     Quarter 3     Quarter 4
                          6/30/2001     9/30/2001     12/31/2001     3/31/2002

Total Revenues            $  42,973     $  39,961     $  35,181      $ 117,153

Net Income (Loss)         $(255,029)    $(194,646)    $(298,199)     $(292,792)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

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

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

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

Series 2-6
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
                             -------------------------------

To the Partners
Springwood Apartments Limited Partnership
Westfield, New York

We have audited the accompanying balance sheets of Springwood Apartments Limited Partnership, as of December 31, 2001 and 2000, the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 18, 2002 on our consideration of Springwood Apartments Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 18, 2002

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                           INDEPENDENT AUDITORS' REPORT
                           ------------------------------

To the Partners
Cherrytree Apartments Limited Partnership
Albion, Pennsylvania

We have audited the accompanying balance sheets of Cherrytree Apartments Limited Partnership, as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherrytree Apartments Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 15, 2002 on our consideration of Cherrytree Apartments Limited Partnership internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 15, 2002

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                            INDEPENDENT AUDITORS' REPORT
                          ---------------------------------

To the Partners
Wynnwood Commons Associates Limited Partnership
Fairchance, Pennsylvania

We have audited the accompanying balance sheets of Wynnwood Commons Associates Limited Partnership, as of December 31, 2001 and 2000, the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wynnwood Common Associates Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 25, 2002 on our consideration of Wynnwood Commons Associates Limited Partnership internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 25, 2002

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                              INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners
Stony Creek Commons Limited Partnership
Hooversville, Pennsylvania

We have audited the accompanying balance sheets of Stony Creek Commons Limited Partnership, as of December 31, 2001 and 2000, the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stony Creek Commons Limited Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 25, 2002 on our consideration of Stony Creek Commons Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January25, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                              INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Richland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Richland Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1848044, as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richland Elderly Housing, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2002 on our consideration of the Richland Elderly Housing, Ltd.'s internal control structure and a report dated January 29, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 29, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners
Pearson Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Pearson Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1848042, as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pearson Elderly Housing, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2002 on our consideration of the Pearson Elderly Housing, Ltd.'s internal control structure and a report dated January 29, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 29, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Lake Park Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lake Park Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1844429, as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Park Apartments, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2002 on our consideration of the Lake Park Apartments, Ltd.'s internal control structure and a report dated January 29, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with the report in considering the results.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 29, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
Lakeland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lakeland Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1898054, as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Elderly Housing, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2002 on our consideration of the Lakeland Elderly Housing, Ltd.'s internal control structure and report dated January 29, 2002 on its compliance with laws and regulations. These reports are and integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 29, 2002

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                                 INDEPENDENT AUDITORS' REPORT
                                -------------------------------

To the Partners of
Woodland Terrace

We have audited the accompanying balance sheets of WOODLAND TERRACE APARTMENTS, LTD., L.L.L.P. (USDA Rural Development Case No. 10-017-581854412), a limited partnership, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOODLAND TERRACE APARTMENTS, LTD. , L.L.L.P., as of December 31, 2001 and 2000, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2002, on our consideration of WOODLAND TERRACE APARTMENTS, LTD., L.L.L.P.'s internal control and a report dated January 25, 2002, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia
January 25, 2002

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, Georgia 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners of
Manchester Housing, Ltd., L.L.L.P.

We have audited the accompanying balance sheets of MANCHESTER HOUSING, LTD., L.L.L.P., (USDA Rural Development Case No. 10-099-581845215), a limited partnership, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANCHESTER HOUSING, LTD., L.L.L.P., as of December 31, 2001 and 2000, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2002, on our consideration of MANCHESTER HOUSING, LTD., L.L.L.P.'s internal control and a report dated January 25, 2002, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia
January 25, 2002

Davis, Nichols & Associates LLP
3555 North Crossing Circle
Valdosta, GA 31602
PHONE: 229-247-9801
FAX:  229-244-7704

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners
Heritage Villas, L.P.
McRae, Georgia

We have audited the accompanying balance sheets of Heritage Villas, L.P. (a limited partnership), Federal ID #: 58-1898056, as of December 31, 2001 and 2000, and the related statements of income, partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Villas, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated February 8, 2002 on our consideration of Heritage Villas, L.P.'s internal control structure and its compliance with laws and regulations.

/s/ Davis, Nichols & Associates LLP
Certified Public Accountants and Consultants

February 8, 2002

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                           INDEPENDENT AUDITORS' REPORT
                           -----------------------------

To the Partners of
Crisp Properties, L.L.L.P.

We have audited the accompanying balance sheets of CRISP PROPERTIES, L.L.L.P. (USDA Rural Development Case No. 10-017-581854412), a limited partnership, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRISP PROPERTIES, L.L.L.P. as of December 31, 2001 and 2000, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2002 on our consideration of CRISP PROPERTIES, L.L.L.P.'s internal control and a report dated January 25, 2002 on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

January 25, 2002

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners of
Blackshear Apartments, L.L.L.P. Phase II

We have audited the accompanying balance sheets of BLACKSHEAR APARTMENTS, L.L.L.P. PHASE II (USDA Rural Development Case No. 10-040-581925616), a limited partnership, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLACKSHEAR APARTMENTS, L.L.L.P. PHASE II as of December 31, 2001 and 2000, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2002 on our consideration of BLACKSHEAR APARTMENTS, L.L.L.P. PHASE II'S internal control and a report dated January 25, 2002 on its compliance with laws and regulations applicable to financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of Our audits.

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

January 25, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

To the Partners
Crawford Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Crawford Rental Housing, L.P. (a limited partnership), Federal ID #: 58-1850761, as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crawford Rental Housing, L.P. as of December 31, 2001and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2002 on our consideration of Crawford Rental Housing, L.P.'s internal control structure and a report dated January 29, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 29, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
Shellman Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Shellman Housing, L.P. (a limited partnership), Federal ID No. 58-1917615, as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shellman Housing L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2002 on our consideration of the Shellman Housing L.P.'s internal control structure and a report dated January 29, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 29, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners
Greensboro Properties, L.P., Phase II
Valdosta, Georgia

We have audited the accompanying balance sheets of Greensboro Properties, L.P., Phase II (a limited partnership), Federal ID No.: 58-1915804 as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greensboro Properties, L.P., Phase II as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2002 on our consideration of the Greensboro Properties, L.P., Phase II's internal control structure and a report dated January 29, 2002 on it's compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 29, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                 INDEPENDENT AUDITORS' REPORT
                               -------------------------------

To the Partners
Dawson Elderly, L.P.
Dawson, Georgia

We have audited the accompanying balance sheets of Dawson Elderly, L.P. (a limited partnership), Federal ID No.: 58-1966658 as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Elderly, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 29, 2002 on our consideration of Dawson Elderly, L.P.'s internal control structure and a report dated January 29, 2002 on it's compliance with laws and regulations.

These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 29, 2002

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                                  INDEPENDENT AUDITORS' REPORT
                                  -----------------------------

To the Partners
Piedmont Development Company of Lamar
    County, LTD.

We have audited the accompanying balance sheets of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD. as of December 31, 2001 and 2000, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 2002, on our consideration of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD.'s internal control and a report dated February 5, 2002, on its compliance with laws and regulations applicable to the financial statements.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia

February 5, 2002

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   -----------------------------

To the Partners
Sylacauga Heritage Apartments Ltd.
Sylacauga, Alabama

We have audited the accompanying balance sheets of Sylacauga Heritage Apartments, Ltd., a limited partnership, RHS Project No.: 01-061-631025601 as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Heritage Apartments, Ltd., RHS Project No.: 01-061-631025601 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2002 on our consideration of Sylacauga Heritage Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 10, 2002

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
LOGANSPORT SENIORS APARTMENTS

We have audited the accompanying balance sheets of LOGANSPORT SENIORS APARTMENTS, RHS PROJECT NO. 22-016-721126743 as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOGANSPORT SENIORS APARTMENTS as of December 31, 2001 and 2000 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 2002 on our consideration of LOGANSPORT SENIORS APARTMENTS's internal control and a report dated February 12, 2002 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P
Certified Public Accountants

Metairie, Louisiana
February 12, 2002

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                               INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
TARPON HEIGHTS APARTMENTS

We have audited the accompanying balance sheets of TARPON HEIGHTS APARTMENTS, RHS PROJECT NO. 22-029-721103419 as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TARPON HEIGHTS APARTMENTS, as of December 31, 2001 and 2000 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 26, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2002 on our consideration of TARPON HEIGHTS APARTMENT's internal control and a report dated February 20, 2002 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 20, 2002

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                              INDEPENDENT AUDITORS' REPORT
                            --------------------------------

To the Partners
THE OAKS APARTMENTS

We have audited the accompanying balance sheets of THE OAKS APARTMENTS, RHS PROJECT NO. 22-002-721144868 as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE OAKS APARTMENTS as of December 31, 2001 and 2000 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 26, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 2002 on our consideration of THE OAKS APARTMENTS' internal control and a report dated February 22, 2002 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 22, 2002

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
SONORA SENIORS APARTMENTS

We have audited the accompanying balance sheets of SONORA SENIORS APARTMENTS, RHS PROJECT NO. 51-018-721125480 as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SONORA SENIORS APARTMENTS as of December 31, 2001 and 2000 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 26, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 22, 2002 on our consideration of SONORA SENIORS APARTMENT's internal control and a report dated February 22, 2002 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 22, 2002

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                              INDEPENDENT AUDITORS' REPORT
                            --------------------------------

To the Partners
FREDERICKSBURG SENIORS APARTMENTS, LTD.

We have audited the accompanying balance sheets of FREDERICKSBURG SENIORS APARTMENTS, LTD., RHS PROJECT NO. 49-086-721150308 as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FREDERICKSBURG SENIORS APARTMENTS, LTD. as of December 31, 2001 and 2000 and the results of its operations, changes in partners equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 26, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2002 on our consideration of FREDERICKSBURG SENIORS APARTMENTS, LTD.'s internal control and a report dated February 21, 2002 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 21, 2002

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
BRACKETTVILLE SENIORS APARTMENTS, LTD.

We have audited the accompanying balance sheets of BRACKETTVILLE SENIORS APARTMENTS, LTD., RHS PROJECT NO. 50-036-721150307 as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRACKETTVILLE SENIORS APARTMENTS, LTD. as of December 31, 2001 and 2000 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2002 on our consideration of BRACKETTVILLE SENIORS APARTMENTS, LTD.'s internal control and a report dated February 21, 2002 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 21, 2002

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                               INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
TIMPSON SENIORS APARTMENTS

We have audited the accompanying balance sheets of TIMPSON SENIORS APARTMENTS, RHS PROJECT NO. 51-010-721152460 as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIMPSON SENIORS APARTMENTS as of December 31, 2001 and 2000 and the results of its operations and changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 26, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2002 on our consideration of TIMPSON SENIORS APARTMENT's internal control and a report dated February 20, 2002 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 20, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                 INDEPENDENT AUDITORS' REPORT
                               --------------------------------

Partners
Charleston Properties, A Limited Partnership
D/B/A Savannah Park of Charleston II
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Charleston Properties, A Limited Partnership, D/B/A Savannah Park of Charleston II as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charleston Properties, A Limited Partnership, D/B/A Savannah Park of Charleston II as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnerships' internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                               INDEPENDENT AUDITORS' REPORT
                              -------------------------------

Partners
Sallisaw Properties II, A Limited Partnership
D/B/A Mayfair Place II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Sallisaw Properties II, A Limited Partnership, D/B/A Mayfair Place II Apartments as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sallisaw Properties II, A Limited Partnership, D/B/A Mayfair Place II Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                              INDEPENDENT AUDITORS' REPORT
                            -------------------------------

Partners
Pocola Properties, A Limited Partnership
D/B/A North Gate Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Pocola Properties, A Limited Partnership, D/B/A North Gate Apartments as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pocola Properties, A Limited Partnership, D/B/A North Gate Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                               INDEPENDENT AUDITORS' REPORT
                             --------------------------------

Partners
Poteau Properties II, A Limited Partnership
D/B/A North Pointe Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Poteau Properties II, A Limited Partnership, D/B/A North Pointe Apartments as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poteau Properties II, A Limited Partnership, D/B/A North Pointe Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                INDEPENDENT AUDITORS' REPORT
                             -------------------------------

Partners
Nowata Properties, A Limited Partnership
D/B/A Cross Creek II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Nowata Properties, A Limited Partnership, D/B/A Cross Creek II Apartments as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nowata Properties, A Limited Partnership, D/B/A Cross Creek II Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

Partners
Sallisaw Properties, A Limited Partnership
D/B/A Mayfair Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Sallisaw Properties, A Limited Partnership, D/B/A Mayfair Place Apartments as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sallisaw Properties, A Limited Partnership, D/B/A Mayfair Place Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

Partners
Roland Properties II, A Limited Partnership
D/B/A Garden Walk of Roland II
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Roland Properties II, A Limited Partnership, D/B/A Garden Walk of Roland II as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roland Properties II, A Limited Partnership, D/B/A Garden Walk of Roland II as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

Partners
Stilwell Properties, A Limited Partnership
D/B/A Skywood Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Stilwell Properties, A Limited Partnership, D/B/A Skywood Apartments as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stilwell Properties, A Limited Partnership, D/B/A Skywood Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   -----------------------------

Partners
Stilwell Properties II, A Limited Partnership
D/B/A Skywood II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Stilwell Properties II, A Limited Partnership, D/B/A Skywood II Apartments as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stilwell Properties II, A Limited Partnership, D/B/A Skywood II Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountant

February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

Partners
Westville Properties, A Limited Partnership
D/B/A Greystone Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Westville Properties, A Limited Partnership, D/B/A Greystone Place Apartments as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westville Properties, A Limited Partnership, D/B/A Greystone Place Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                 INDEPENDENT AUDITORS' REPORT
                                -------------------------------

Partners
Mill Creek Properties V, A Limited Partnership
D/B/A Pleasant Grove Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Mill Creek Properties V, A Limited Partnership, D/B/A Pleasant Grove Apartments as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mill Creek Properties V, A Limited Partnership, D/B/A Pleasant Grove Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of the laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 7, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                                  INDEPENDENT AUDITORS' REPORT
                                 -------------------------------

Partners
Parsons Properties, A Limited Partnership
D/B/A Savannah Park of Parsons
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Parsons Properties, A Limited Partnership, D/B/A Savannah Park of Parsons as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parsons Properties, A Limited Partnership, D/B/A Savannah Park of Parsons as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 7, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

To the Partners
Inverness Club, Ltd., L.P.
(A Georgia Limited Partnership)
Valdosta, Georgia

We have audited the accompanying balance sheets of Inverness Club, Ltd., L.P. (A Georgia Limited Partnership), FmHA Project No.: 09-009-581808620, as of December 31, 2001 and 2000, and the related statements of operations, partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inverness Club, Ltd., L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2002 on our consideration of Inverness Club, Ltd., L.P.'s internal control structure and a report dated January 16, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 16, 2002

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

To the Partners
Carrollton Club, Ltd., L.P.
(A Georgia Limited Partnership)
Valdosta, Georgia

We have audited the accompanying balance sheets of Carrollton Club, Ltd., L.P., (A Georgia Limited Partnership), FmHA Project No.: 10-22-58188314, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Club, Ltd., L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2002 on our consideration of Carrollton Club, Ltd., L.P.'s internal control structure and a report dated January 16, 2002 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 16, 2002

Grana & Teibel, CPAs, P.C.
300 Corporate Pkwy., Suite 116 N.
Amherst, NY 14226
PHONE: 716-862-4270
FAX: 716-862-0007

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To The Partners of
Lewiston Limited Partnership
Case No. 37-032-161349932
and
RD Rural Housing Director
166 Washington Avenue
Batavia, New York 14020

We have audited the accompanying balance sheets of Lewiston Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewiston Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2002, on our consideration of Lewiston Limited Partnership's internal control structure and a report dated January 16, 2002, on its compliance with laws and regulations.

/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants

January 16, 2002

Miller & Rose, P.L.L.C.
1309 E. Race Avenue
Searcy, AR 72143
PHONE: 501-268-8356
FAX: 501-268-9362

                                 INDEPENDENT AUDITORS' REPORT
                                --------------------------------

Partners
Lancaster House, An Arkansas Limited Partnership
D/B/A Pebble Creek Apartments
351 East 4th Street
Mountain Home, AR 72653

We have audited the accompanying financial statements of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 2001 and 2000, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 20, 2002 on our consideration of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

/s/ Miller & Rose, P.L.L.C.
Certified Public Accountants

March 20, 2002

Leavitt, Christensen & Co.
9100 W. Blackeagle Dr.
Boise, ID 83709
PHONE: 208-322-6769
FAX: 208-322-7307

                                  INDEPENDENT AUDITORS' REPORT
                                 ------------------------------

Managing General Partner
Haines Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Haines Associates Limited Partnership, as of December 31, 2001 and 2000, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the USDA, Rural Housing Service Audit Program issued in December, 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haines Associates Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 31, 2002 on our consideration of Haines Associates Limited Partnership's internal control and on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
January 31, 2002

Bernard Robinson & Company, L.L.P.
109 Muirs Chapel Rd. - P.O. Box 19608
Greensboro, NC 27410 (27419)
PHONE: 336-294-4494
FAX: 336-547-0840

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Woodcrest Associates of South Boston, VA, Ltd.
Charlotte, North Carolina

We have audited the accompanying balance sheets of Woodcrest Associates of South Boston, VA, Ltd.(a Virginia limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcrest Associates of South Boston, VA, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

/s/ Bernard Robinson & Company, L.L.P.
Certified Public Accountants

January 31, 2002

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                             INDEPENDENT AUDITORS' REPORT
                           -------------------------------

To the Partners
Norton Green Limited Partnership

I have audited the accompanying balance sheets of Norton Green Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norton Green Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2002 on my consideration of Norton Green Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

February 15, 2002

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                              INDEPENDENT AUDITORS' REPORT
                            -------------------------------

To the Partners
Jonesville Manor Limited Partnership

I have audited the accompanying balance sheets of Jonesville Manor Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jonesville Manor Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2002 on my consideration of Jonesville Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

February 15, 2002

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                               INDEPENDENT AUDITORS' REPORT
                               ----------------------------

To the Partners
Blacksburg Terrace Limited Partnership

I have audited the accompanying balance sheets of Blacksburg Terrace Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blacksburg Terrace Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2002 on my consideration of Blacksburg Terrace Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2002

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                                INDEPENDENT AUDITORS' REPORT
                               -------------------------------

To the Partners
Newport Village Limited Partnership

I have audited the accompanying balance sheets of Newport Village Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Village Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2002 on my consideration of Newport Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2002

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                                  INDEPENDENT AUDITORS' REPORT
                                  -----------------------------

To The Partners
Zapata Housing, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Zapata Housing, Ltd.-(A Texas Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zapata Housing, Ltd.- (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2002, on our consideration of the internal control structure of Zapata Housing, Ltd.- (A Texas Limited Partnership) and a report dated January 24, 2002, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 24, 2002

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                                INDEPENDENT AUDITORS' REPORT
                               ------------------------------

To the Partners
Sinton Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Sinton Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinton Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2002, on our consideration of the internal control structure of Sinton Retirement, Ltd.- (A Texas Limited Partnership) and a report dated January 19, 2002, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 19, 2002

Gubler and Carter, P.C.
7001 South 900 East, Suite 240
Midvale, UT 84047
PHONE: 801-566-5866
FAX: 801-561-8693

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

TO THE PARTNERS
SMITHFIELD GREENBRIAR LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Smithfield Greenbriar Limited Partnership, as of December 31, 2001 and 2000 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Smithfield Greenbriar Limited Partnership, as of December 31, 2001 and 2000 and the results of its operations, changes in partners' capital, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 1, 2002 on our consideration of Smithfield Greenbriar Limited Partnership's internal control and on its compliance with laws and regulations.

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

/s/ Gubler and Carter, P.C.
Certified Public Accountants
Salt Lake City, Utah
February 1, 2002

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE: 208-336-6800
FAX: 208-343-2381

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Mountain Crest Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Mountain Crest Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Crest Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 29, 2002, on our consideration of Mountain Crest Limited Partnership's internal controls and compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with the Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Roger Clubb
Simmons and Clubb
Certified Public Accountants
Boise, Idaho
January 29, 2002

Berberich Trahan & Co., P.A.
3630 S.W. Burlingame Road

Topeka, KS 66611-2050
PHONE: 785-234-3427
FAX: 785-233-1768

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

The Partners
Eudora Senior Housing, L.P.:

We have audited the accompanying balance sheets of Eudora Senior Housing, L.P., RHS Project No. 18-023-481065040, D/B/A Pinecrest Apartments II (Partnership), as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eudora Senior Housing, L.P., RHS Project No. 18-023-481065040, as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 2002 on our consideration of Eudora Senior Housing, L.P.'s internal control and a report dated January 17, 2002 on its compliance with laws, regulations and contracts. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of this audit.

Berberich Trahan & Co., P.A.
Certified Public Accountants

Topeka, Kansas
January 15, 2002
Audit Principal: Virginia A. Powell
IA Federal ID Number: 48-1066439

Baird, Kurtz & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 501-452-1040
FAX: 501-452-5542

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

Partners
Spring Hill Housing, L.P., A Limited Partnership
D/B/A Spring Hill Housing II
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Spring Hill Housing, L.P., A Limited Partnership, D/B/A Spring Hill Housing II as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Hill Housing, L.P., A Limited Partnership, D/B/A Spring Hill Housing II as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2002, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz & Dobson, LLP
Certified Public Accountants

February 7, 2002

Eide Bailly LLP
200 East 10th St., Suite 500 - P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                                INDEPENDENT AUDITORS' REPORT
                               -------------------------------

The Partners
Sunchase II, Ltd.
Watertown, South Dakota

We have audited the accompanying balance sheets of Sunchase II, Ltd. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunchase II, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2002 on our consideration of Sunchase II, Ltd.'s internal control over financial reporting and our test of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
January 24, 2002

Eide Bailly LLP
200 East 10th St., Suite 500 - P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

The Partners
Courtyard, Ltd.
Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 28, 2002, on our consideration of Courtyard, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
January 28, 2002

Eide Bailly LLP
200 East 10th St., Suite 500 - P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                                 INDEPENDENT AUDITORS' REPORT
                                 ---------------------------

The Partners
Sunrise, Ltd.
Yankton, South Dakota

We have audited the accompanying balance sheets of Sunrise Ltd. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2002 on our consideration of Sunrise, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the financial statements of Sunrise, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
January 24, 2002

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE: 423-756-0052
FAX: 423-267-5945

                             INDEPENDENT AUDITORS' REPORT
                             -----------------------------

To the General Partners of
Southwood, L.P.:

We have audited the accompanying balance sheets of Southwood, L.P. as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood, L.P. as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 14, 2002, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 14, 2002

Bob T. Robinson
2084 Dunbarton Drive
Jackson, MS 39216
PHONE: 601-982-3875
FAX: 601-982-3876

                                  INDEPENDENT AUDITORS' REPORT
                                 -------------------------------

To the Partners
Hazlehurst Manor, L.P.

I have audited the accompanying balance sheet of Hazlehurst Manor L.P. (RD Case Number 28-015-640803081), as of December 31, 2001 and 2000, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hazlehurst Manor, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued a report dated February 1, 2002 on my consideration of the partnership's internal control structure and a report dated February 1, 2002 on its compliance with laws and regulations.

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

The annual budgets of Hazlehurst Manor, L.P. included in the accompanying prescribed form RD1930-7 (Rev 10-96) have not been compiled or examined by me, and I do not express any form of assurance on them. In addition they may contain departures from guidelines for presentation of prospective financial information established by the American Institute of Certified Public Accountants. The actual results may vary from the presentation and the variations may be material.

/s/ Bob T. Robinson
Certified Public Accountant

February 1, 2002
Jackson, Mississippi

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners
Lakeshore Apartments Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore Apartments, Ltd. a limited partnership, RHS Project No.: 01-044-631014228 as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore Apartments, Ltd., RHS Project No.: 01-044-631014228 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2002 on our consideration of Lakeshore Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 11, 2002

Donald W. Causey & Associates, P.C.
16 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners
Countrywood Apartments Ltd.
Centerville, Alabama

We have audited the accompanying balance sheets of Countrywood Apartments, Ltd. a limited partnership, RHS Project No.: 01-004-630943678 December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countrywood Apartments, Ltd. RHS Project No.: 01-004-630943678 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 2002 on our consideration of Countrywood Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountant

Gadsden, Alabama
February 28, 2002

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners
Wildwood Apartments Ltd.
Pineville, Louisiana

We have audited the accompanying balance sheets of Wildwood Apartments, Ltd., a limited partnership, RHS Project No.: 22-040-630954515 as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Apartments, Ltd., RHS Project No.: 22-040-630954515 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2002 on our consideration of Wildwood Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 21, 2002

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Meadowcrest Apartments Ltd.
Luverne, Alabama

We have audited the accompanying balance sheets of Meadowcrest Apartments, Ltd. a limited partnership, RHS Project No.: 01-021-631047203 as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowcrest Apartments, Ltd. RHS Project No.: 01-021-631047203 as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2001 and 2000, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2002 on our consideration of Meadowcrest Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 11, 2002

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Seneca Apartments, L.P
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Seneca Apartments, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seneca Apartments, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2002 on our consideration of Seneca Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 19, 2002

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                               INDEPENDENT AUDITORS' REPORT
                           ----------------------------------

To the Partners
Carthage Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Carthage Seniors, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Seniors, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2002 on our consideration of Carthage Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 19, 2002

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Southwest City Apartments, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Southwest City Apartments, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest City Apartments, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2002 on our consideration of Southwest City Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 19, 2002

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                 INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the Partners
Pineville Apartments, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Pineville Apartments, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pineville Apartments, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2002 on our consideration of Pineville Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 19, 2002

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners
Monett Seniors, L.P
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Monett Seniors, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monett Seniors, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2002 on our consideration of Monett Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 19, 2002

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Columbus Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Columbus Seniors, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Seniors, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2002 on our consideration of Columbus Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 19, 2002

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                 INDEPENDENT AUDITORS' REPORT
                                -------------------------------

To the Partners
Arma Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Arma Seniors, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arma Seniors, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2002 on our consideration of Arma Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

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

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 19, 2002

Suellen Doubet, CPA
603 West Cherokee Street
Wagoner, OK 74467
PHONE: 918-485-8085
FAX: 918-485-3092

                             INDEPENDENT AUDITORS' REPORT
                          ---------------------------------

To the Partners
of Yorkshire Retirement Village:

I have audited the accompanying balance sheets of Yorkshire Retirement Village (an Oklahoma Limited Partnership) as of December 31, 2001 and 2000, and the related statement of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yorkshire Retirement Village as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 24, 2002 on my consideration of Yorkshire Retirement Village's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

/s/ Suellen Doubet, CPA
Wagoner, OK 74467

March 24, 2002

Chester M. Kearney
12 Dyer Street
Presque Isle, ME 04769-1550
PHONE: 207-764-3171
FAX: 207-764-6362

                            INDEPENDENT AUDITORS' REPORT
                          --------------------------------

Rural Development Group
d/b/a Ashland Estates
Caribou, Maine
To the Partners

We have audited the accompanying balance sheets of Rural Development Group, d/b/a Ashland Estates, (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Rural Development Group, d/b/a Ashland Estates as of December 31, 2001 and 2000, and the results of its operations, partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 28, 2002 on our consideration of Rural Development Group, d/b/a Ashland Estates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Chester M. Kearney
Certified Public Accountants

Presque Isle, Maine
January 28, 2002

Richard A. Strauss
1310 Lady Street
9th Floor, Keenan Building
Columbia, SC 29201
PHONE: 803-779-7472
FAX: 803-252-6171

                               INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Scarlett Oaks Limited Partnership
Lexington, South Carolina

I have audited the accompanying balance sheet of Scarlett Oaks Limited Partnership as of December 31, 2001 and 2000, and the related statements of income, expense and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Scarlett Oaks Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scarlett Oaks Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 25, 2002, on my consideration of Scarlett Oaks Limited Partnership's internal control and a report dated February 25, 2002 on its compliance with laws and regulations.

This report is intended for the information of management and the Department of Agriculture, Rural Development. However, this report is a matter of public record and its distribution is not limited.

Respectfully submitted,
/s/ Richard A. Strauss
Certified Public Accountants

Columbia, South Carolina
February 25, 2002

David G. Pelliccione, C.P.A., P.C.
340 Eisenhower Drive, Suite 220
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                             INDEPENDENT AUDITORS' REPORT
                             -----------------------------

To The Partners
Brooks Hill Apartments, L.P.

We have audited the accompanying balance sheet of BROOKS HILL APARTMENTS, L.P., as of December 31, 2001 and 2000 and the related statement of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the United States and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS HILL APARTMENTS, L.P., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 15, 2002, on our consideration of BROOKS HILL APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants
Savannah, Georgia
February 15, 2002

K.B. Parrish & Co. LLP
6840 Eagle Highlands Way
Indianapolis, IN 46254-2693
PHONE: 317-347-5200
FAX: 317-347-5211

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners of
Village Apartments of Seymour II, L.P.
(A Limited Partnership)

We have audited the balance sheets of Village Apartments of Seymour II, L.P. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partnership capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Rural Development Audit Program. Those standards and the audit program require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Apartments of Seymour II, L.P. at December 31, 2001 and 2000, and the results of its operations, changes in partnership capital (deficit), and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 11, 2002 on our consideration of the partnership's internal control over financial reporting and our tests of its compliance with laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Respectfully submitted,
/s/ K.B. Parrish & Company LLP
Certified Public Accountants

Indianapolis, Indiana
January 11, 2002

Scheiner, Mister & Grandizio, P.A.
1300 Bellona Avenue
Lutherville, MD 21093
PHONE: 410-494-0885
FAX: 410-321-9024

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the Partners
Frazer Elderly Limited Partnership
Reisterstown, Maryland

We have audited the accompanying balance sheets of Frazer Elderly Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frazer Elderly Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2002 on our consideration of the Partnership's internal control and a report dated January 15, 2002 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering results of our audit.

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
January 15, 2002

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE: 614-825-0011
FAX: 614-825-0014

                               INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners of                                        Rural Housing Service
Bryan Senior Village Limited Partnership                  Servicing Office
DBA Plaza Senior Village Apartments                       Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Bryan Senior Village Limited Partnership (a limited partnership), DBA Plaza Senior Village Apartments, Case No. 41-086-341561720, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bryan Senior Village Limited Partnership, DBA Plaza Senior Village Apartments, Case No. 41-086-341561720, at December 31, 2001 and 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program,", issued in December 1989, we have also issued a report dated January 30, 2002, on our consideration of Bryan Senior Village Limited Partnership's internal control and a report dated January 30, 2002, on its compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 30, 2002

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE: 614-825-0011
FAX: 614-825-0014

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners of                                         Rural Housing Service
Brubaker Square Limited Partnership                        Servicing Office
DBA Brubaker Square Apartments                             Hillsboro, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Brubaker Square Limited Partnership (a limited partnership), DBA Brubaker Square Apartments, Case No. 41-092-341561718, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brubaker Square Limited Partnership, DBA Brubaker Square Apartments, Case No. 41-092-341561718, at December 31, 2001 and 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program,", issued in December 1989, we have also issued a report dated January 30, 2002, on our consideration of Brubaker Square Limited Partnership's internal control and a report dated January 30, 2002, on its compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 30, 2002

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE: 614-825-0011
FAX: 614-825-0014

                              INDEPENDENT AUDITORS' REPORT
                            -------------------------------

To the Partners of                                      Rural Housing Service
Villa Allegra Limited Partnership                       Servicing Office
DBA Villa Allegra Apartments                            Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Villa Allegra Limited Partnership (a limited partnership), DBA Villa Allegra Apartments, Case No. 41-054-341561716, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa Allegra Limited Partnership, DBA Villa Allegra Apartments, Case No. 41-054-341561716, at December 31, 2001 and 2000, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 30, 2002, on our consideration of Villa Allegra Limited Partnership's internal control and a report dated January 30, 2002, on its compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 30, 2002

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5421
PHONE: 614-825-0011
FAX: 614-825-0014

                             INDEPENDENT AUDITORS' REPORT
                           --------------------------------

To the Partners of                                       Rural Housing Service
Logan Place Limited Partnership                          Servicing Office
DBA Logan Place Apartments                               Marietta, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Logan Place Limited Partnership (a limited partnership), DBA Logan Place Apartments, Case No. 41-037-341643639, as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December, 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Place Limited Partnership, DBA Logan Place Apartments, Case No. 41-037-341643639, at December 31, 2001 and 2000, and the results of its operations, changes in partners' equity (deficit),and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 30, 2002, on our consideration of Logan Place Limited Partnership's internal control and a report dated January 30, 2002, on its compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Fentress, Brown, CPA's & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 30, 2002

Duggan, Joiner & Company
334 N.W. Third Avenue
Ocala, FL 34475
PHONE: 352-732-0171
FAX: 352-867-1370

                                INDEPENDENT AUDITORS' REPORT
                                ------------------------------

To the Partners
Flagler Beach Villas RRH, Ltd.

We have audited the accompanying basic financial statements of Flagler Beach Villas RRH, Ltd., as of and for the years ended December 31, 2001 and 2000, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Flagler Beach Villas RRH, Ltd. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2002 on our consideration of Flagler Beach Villas RRH, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 10 to 15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. The information on pages 10 to 14 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 15, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.

/s/ Duggan, Joiner & Company
Certified Public Accountants

January 31, 2002

Smith, Lambright & Associates, P.C.
505 E. Tyler - P.O. Box 912
Athens, TX 75751
PHONE: 903-675-5674
FAX: 903-675-5676

                               INDEPENDENT AUDITORS' REPORT
                            ---------------------------------

To the Partners
Elkhart Apartments Limited
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of the Elkhart Apartments Limited as of December 31, 2001 and 2000, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of the Elkhart Apartments Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States and "U.S. Department of Agriculture, Farmers Home Administration - Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elkhart Apartments Limited as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 20, 2002 on our consideration of the Elkhart Apartments Limited's compliance and on internal control over financial reporting and our tests of its compliance with certain laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants
February 20, 2002

Smith, Lambright & Associates, P.C.
505 E. Tyler - P.O. Box 912
Athens, TX 75751
PHONE: 903-675-5674
FAX: 903-675-5676

                                 INDEPENDENT AUDITORS' REPORT
                                -------------------------------

To the Owners
South Timber Ridge Apartments, Ltd.
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of South Timber Ridge Apartments, Ltd. as of December 31, 2001 and 2000, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of South Timber Ridge Apartments, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States and "U.S. Department of Agriculture, Farmers Home Administration - Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Timber Ridge Apartments, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated March 12, 2002 on our consideration of South Timber Ridge Apartments, Ltd.'s compliance and on internal control over financial reporting and our tests of its compliance with certain laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountant
March 12, 2002

Smith, Lambright & Associates, P.C.
505 E. Tyler-P.O. Box 912
Athens, TX 75751
PHONE: 903-675-5674
FAX: 903-675-5676

                              INDEPENDENT AUDITORS' REPORT
                              ----------------------------

To the Partners
Heritage Drive South, Limited
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of Heritage Drive South, Limited as of December 31, 2001 and 2000, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Heritage Drive South, Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States and "U.S. Department of Agriculture, Farmers Home Administration - Audit Program." Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Drive South, Limited as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 25, 2002 on our consideration of Heritage Drive South, Limited's compliance and on internal control over financial reporting and our tests of its compliance with certain laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Smith, Lambright & Associates. P.C.
Certified Public Accountants
February 25, 2002

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE: 859-223-3095
FAX: 859-223-2143

                             INDEPENDENT AUDITORS' REPORT
                           --------------------------------

To the Partners                                        Rural Development
Goodwater Falls, Ltd.                                  London, Kentucky

We have audited the accompanying balance sheets of Goodwater Falls, Ltd., (a limited partnership) Case No. 20-067-621424606, as of December 31, 2001 and 2000 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards for financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodwater Falls, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 1, 2002 on our consideration of Goodwater Falls, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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
February 1, 2002

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE 512-338-0044
FAX 512-338-5395

                                 INDEPENDENT AUDITORS' REPORT
                                --------------------------------

To The Partners
Frankston Retirement, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Frankston Retirement Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Frankston Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2002, on our consideration of the internal control structure of Frankston Retirement, Ltd. - (A Texas Limited Partnership) and a report dated January 21, 2002, on its compliance with laws and regulations.

Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 21, 2002

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE 512-338-0043154
FAX 512-338-5395

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To The Partners
Wallis Housing, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Wallis Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the related statements of income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Wallis Housing, Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2002, on our consideration of the internal control structure of Wallis Housing, Ltd. - (A Texas Limited Partnership) and a report dated January 23, 2002, on its compliance with laws and regulations.

Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 23, 2002

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE 512-338-0044
FAX 512-338-5395

                            INDEPENDENT AUDITORS' REPORT
                            ------------------------------

To The Partners
Menard Retirement, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Menard Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000 and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Menard Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2002, on our consideration of the internal control structure of Menard Retirement, Ltd. - (A Texas Limited Partnership) and a report dated January 22, 2002, on its compliance with laws and regulations.

Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 22, 2002

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE 512-338-0044
FAX 512-338-5395

                             INDEPENDENT AUDITORS' REPORT
                            -------------------------------

To The Partners
Sinton Retirement, Ltd. - (A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Sinton Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000 and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Sinton Retirement, Ltd. - (A Texas Limited Partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2002, on our consideration of the internal control structure of Sinton Retirement, Ltd. - (A Texas Limited Partnership) and a report dated January 19, 2002, on its compliance with laws and regulations.

Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
January 19, 2002

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

   Ronald M. Diner, age 58, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby, age 46, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

Sandra L. Furey, age 40, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  Neither of the General Partners nor their directors and officers own any units of the outstanding securities of Gateway as of March 31, 2002.

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

  For the years ended March 31, 2002, 2001 and 2000 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.
	2002 ----	2001 ----	2000 ----
Series 2	$ 68,197	$ 68,361	$ 68,511
Series 3	62,892	63,104	63,301
Series 4	77,474	77,661	77,832
Series 5	95,755	96,008	96,241
Series 6	105,753 -----------	106,125 -----------	106,486 -----------
Total	$ 410,071 ===========	$ 411,259 ===========	$ 412,371 ===========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
	2002 ----	2001 ----	2000 ----
Series 2	$ 11,737	$ 9,149	$ 8,181
Series 3	12,271	9,565	8,552
Series 4	15,471	12,060	10,779
Series 5	19,205	14,972	13,386
Series 6	20,272 ---------	15,803 ---------	14,130 ---------
	$ 78,956	$ 61,549	$ 55,028
Total	=========	=========	=========

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
AS OF DECEMBER 31, 2001
SERIES 2
Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

Claxton, GA

Douglas, GA

Hartwell, GA

Albion, PA

Westfield, NY

Tuskegee, AL

Lewiston, NY

Charleston, AR

Sallisaw, OK

Pocola, OK

Inverness, FL

Pearson, GA

Richland, GA

Lake Park, GA

Waynesboro, GA

Mt. Vernon, GA

Lakeland, GA

Eagle Butte, SD

Sylacauga, AL

Manchester, GA

Durango, CO

Columbus, KS

		24 24 24 33 32 34 25 32 47 36 72 25 33 48 30 21 29 21 44 49 24 16	$654,836 698,317 701,746 1,193,657 1,246,373 1,048,424 994,851 838,904 1,191,103 982,353 2,972,269 625,595 863,115 1,478,242 883,129 571,164 776,790 971,154 1,378,671 1,449,516 1,029,067 434,660
------------
$22,983,936
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 2
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

$ 766,138

820,962

836,998

1,376,297

1,451,283

1,238,749

1,178,185

1,060,098

1,480,089

1,223,370

3,111,565

767,590

1,027,512

1,710,725

1,047,107

680,437

930,574

1,150,214

1,648,081

1,746,076

1,123,454

444,257

$ 0 0 0 1,339 40,089 10,992 17,350 0 0 0 179,759 (1,130) (1,141) (4,183) (3,816) (1,252) (2,759) 57,621 47,691 (775) 43,965 11,436
	-----------	------------	------------
	$1,115,553	$26,819,761	$395,186
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 2
Apartment Properties	Gross Amount At Which Carried At December 31, 2001 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

$ 33,400 33,600 22,700 62,000 24,017 28,600 38,400 16,000 37,500 22,500 205,500 15,000 31,500 88,000 36,400 21,750 28,000 81,240 66,080 36,000 140,250 69,207

$ 766,138

820,962

836,998

1,377,636

1,488,855

1,249,741

1,195,535

1,060,098

1,480,089

1,223,370

3,291,324

766,460

1,026,371

1,706,542

1,043,291

679,185

927,815

1,193,095

1,695,772

1,745,301

1,167,419

450,859

$ 799,538

854,562

859,698

1,439,636

1,512,872

1,278,341

1,233,935

1,076,098

1,517,589

1,245,870

3,496,824

781,460

1,057,871

1,794,542

1,079,691

700,935

955,815

1,274,335

1,761,852

1,781,301

1,307,669

520,066

	-----------	------------	------------
	$1,137,644	$27,192,856	$28,330,500
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 2
Apartment Properties Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

	$ 320,807 344,621 353,767 403,122 459,762 382,388 337,147 501,703 681,411 516,715 1,300,659 297,053 392,152 687,751 403,019 263,492 356,047 401,579 527,579 659,664 346,629 215,653	5-27.5 5-27.5 5-27.5 5-27.5 5-40 5-40 5-40 5-25 5-25 5-27.5 5-27.5 5-30 5-30 5-30 5-30 5-30 5-30 5-40 5-40 5-30 5-40 5-27.5
-----------
$10,152,720
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
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

Cynthiana, KY

Helena, GA

Logansport, LA

52 52 32 24 52 48 24 24 41 16 10 40 28 12 24 54 40 38 44 32 24 25 32

$ 1,295,495

1,306,175

853,217

636,736

1,304,922

1,187,075

784,861

890,362

1,186,391

605,878

273,170

1,193,596

845,422

362,196

741,343

1,131,898

1,071,335

1,111,052

1,480,686

893,399

759,179

674,855

893,674

------------
$21,482,917
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
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

$ 1,712,321

1,674,103

1,102,984

834,273

1,734,010

1,560,201

885,923

1,018,523

1,198,373

745,635

339,144

1,447,439

1,018,897

419,725

885,087

1,361,096

1,102,728

1,376,075

1,769,334

1,097,214

891,543

801,128

1,058,773

$ 0 0 0 0 0 0 70,312 62,846 66,428 69,486 805 61,693 19,823 0 (1,412) 201,319 11,564 7,941 16,677 18,408 0 1,791 23,599
	-----------	------------	------------
	$1,104,746	$26,034,529	$631,280
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 3
Apartment Properties	Gross Amount At Which Carried At December 31, 2001 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Birchwood Apts.

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Bryan Senior

Brubaker Square

Southwood

Villa Allegra

Belmont Senior

Heritage Villas

Logansport Seniors

$ 76,827 70,000 45,500 26,000 70,000 37,500 125,832 41,225 113,115 11,749 0 55,750 48,000 20,700 43,581 159,682 74,000 75,000 15,000 35,000 43,600 21,840 27,621

$ 1,712,321

1,674,103

1,102,984

834,273

1,734,010

1,560,201

947,143

1,081,369

1,264,801

815,134

339,949

1,509,132

1,038,720

419,725

883,675

1,438,718

1,114,292

1,384,016

1,786,011

1,115,622

891,543

802,919

1,082,372

$ 1,789,148

1,744,103

1,148,484

860,273

1,804,010

1,597,701

1,072,975

1,122,594

1,377,916

826,883

339,949

1,564,882

1,086,720

440,425

927,256

1,598,400

1,188,292

1,459,016

1,801,011

1,150,622

935,143

824,759

1,109,993

	-----------	------------	------------
	$1,237,522	$26,533,033	$27,770,555
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 3
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Birchwood Apts.

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Bryan Senior

Brubaker Square

Southwood

Villa Allegra

Belmont Senior

Heritage Villas

Logansport Seniors

	$ 943,917 892,905 579,856 438,232 950,139 846,279 370,117 529,902 496,754 400,649 174,434 732,745 456,641 175,114 368,683 711,408 599,840 674,125 741,962 556,679 266,720 316,101 290,330	5-25 5-25 5-25 5-25 5-25 5-25 5-40 5-27.5 5-40 5-27.5 5-27.5 5-27.5 5-30 5-27.5 5-27.5 5-25 5-27.5 5-27.5 5-50 5-27.5 5-40 5-30 5-40
-----------
$12,513,532
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
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

Timpson, TX

Barnesville, GA

Arkansas City, KS

24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12

$ 634,756

606,020

954,617

855,647

645,071

1,283,469

694,131

1,532,714

1,238,455

829,071

1,365,285

851,756

750,867

795,018

818,492

839,747

628,860

1,199,270

824,553

708,517

1,201,402

855,515

752,489

1,345,399

1,336,222

703,467

670,397

1,039,445

339,548

------------
$26,300,200
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 4
Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Alsace Village

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Edmonton Senior

Jonesville Manor

Norton Green

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

$ 15,000

76,212

50,000

27,560

38,000

30,000

49,800

82,500

85,000

42,000

68,000

57,200

22,600

25,000

28,600

51,000

40,000

45,000

28,000

24,500

38,200

27,000

40,000

100,000

120,000

28,000

13,500

29,500

16,800

$ 771,590

640,702

1,207,482

1,074,126

772,971

1,627,974

986,569

1,698,213

1,408,434

989,522

1,578,814

977,493

915,400

959,345

963,366

962,315

719,843

1,357,563

940,580

810,110

1,361,892

1,067,890

866,714

1,578,135

1,535,373

820,044

802,416

1,259,547

395,228

$ 37,015 25,290 0 0 (1) 0 0 104,384 0 14,460 32,204 35,758 1,655 18,255 50,297 33,717 42,246 41,689 8,303 25,579 22,390 10,388 0 51,375 63,629 5,250 0 0 0
	-----------	------------	------------
	$1,298,972	$31,049,651	$623,883
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 4
Apartment Properties	Gross Amount At Which Carried At December 31, 2001 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Alsace Village

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Edmonton Senior

Jonesville Manor

Norton Green

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

$ 15,000

77,237

50,000

27,560

38,000

30,000

49,800

112,284

85,000

42,000

81,233

63,800

22,600

25,000

28,600

51,000

40,000

45,000

28,000

27,055

38,200

27,000

40,000

100,000

120,000

28,000

13,500

29,500

16,800

$ 808,605

664,967

1,207,482

1,074,126

772,970

1,627,974

986,569

1,772,813

1,408,434

1,003,982

1,597,785

1,006,651

917,055

977,600

1,013,663

996,032

762,089

1,399,252

948,883

833,134

1,384,282

1,078,278

866,714

1,629,510

1,599,002

825,294

802,416

1,259,547

395,228

$ 823,605

742,204

1,257,482

1,101,686

810,970

1,657,974

1,036,369

1,885,097

1,493,434

1,045,982

1,679,018

1,070,451

939,655

1,002,600

1,042,263

1,047,032

802,089

1,444,252

976,883

860,189

1,422,482

1,105,278

906,714

1,729,510

1,719,002

853,294

815,916

1,289,047

412,028

	-----------	------------	------------
	$1,352,169	$31,620,337	$32,972,506
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 4
Apartment Properties Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

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

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

$ 348,961

348,555

499,867

451,812

329,653

685,567

459,252

488,891

387,926

275,341

475,017

346,188

411,589

422,205

251,239

262,812

191,235

365,324

394,520

323,899

602,327

322,046

254,693

678,537

692,846

238,326

237,897

365,804

164,956

5-27.5 5-27.5 5-27.5 5-27.5 5-25 5-27.5 5-25 5-40 5-40 5-40 5-40 5-40 5-27.5 5-27.5 5-40 5-40 5-40 5-40 5-27.5 5-27.5 5-27.5 5-40 5-40 5-27.5 5-27.5 5-40 5-40 5-27.5 5-27.5
-----------
$11,277,285
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 5
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

Cloverdale, IN

Pineville, MO

Americus, GA

37 24 12 16 24 20 24 78 40 44 24 33 25 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24

$ 1,234,652

800,619

330,924

452,074

569,320

553,238

711,699

2,670,795

1,383,559

1,455,720

729,909

900,078

724,063

736,252

1,314,581

928,081

741,887

2,076,101

1,282,240

733,403

692,394

666,293

730,604

635,530

651,430

1,123,006

625,689

426,623

975,606

1,428,298

580,870

738,200

755,273

1,060,244

318,736

724,266

------------
$32,462,257
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 5
Apartment Properties	Cost At Acquisition -------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Seymour

Effingham

S.F. Winfield

S.F.Medicine Lodge

S.F. Ottawa

S.F. Concordia

Highland View

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

$ 59,500

38,500

18,000

21,600

25,200

28,000

16,220

248,067

44,475

0

15,930

21,330

14,700

13,500

60,000

48,000

16,600

100,000

70,000

39,781

25,000

35,600

45,000

12,020

22,660

70,868

21,000

13,900

44,000

28,000

43,102

0

40,000

43,705

59,661

14,300

$ 1,452,557

940,327

382,920

542,959

687,929

658,961

830,471

722,560

992,158

214,335

61,495

92,063

196,071

512,531

413,143

578,709

187,812

2,212,045

842,335

848,996

814,432

835,930

912,710

767,228

749,504

1,318,926

721,251

553,230

1,120,538

414,429

410,683

149,483

583,115

1,233,570

328,468

873,596

$ 5,645

1,790

1,482

0

19,213

5,465

46,463

2,247,274

640,730

1,538,839

788,834

975,271

674,415

375,617

1,129,006

500,362

703,300

262,253

662,441

1,164

1,164

0

0

(2,523)

51,479

59,584

18,601

11,203

73,867

1,299,240

326,652

810,482

339,800

31,601

21,298

13,100

	-----------	------------	------------
	$1,418,219	$25,157,470	$13,635,112
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 5
Apartment Properties	Gross Amount At Which Carried At December 31, 2001 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Seymour

Effingham

S.F. Winfield

S.F.Medicine Lodge

S.F. Ottawa

S.F. Concordia

Highland View

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

$ 59,500

38,500

18,000

21,600

25,200

28,000

16,220

248,068

44,475

77,500

15,930

16,845

14,700

13,500

60,000

48,000

16,600

100,788

70,000

39,781

25,000

35,600

45,000

12,020

22,660

70,868

21,000

13,900

46,323

28,000

15,000

50,393

40,000

50,123

66,221

14,300

$ 1,458,202

942,117

384,402

542,959

707,142

664,426

876,934

2,969,833

1,632,888

1,675,674

850,329

1,071,819

870,486

888,148

1,542,149

1,079,071

891,112

2,473,510

1,504,776

850,160

815,596

835,930

912,710

764,705

800,983

1,378,510

739,852

564,433

1,192,082

1,713,669

765,437

909,572

922,915

1,258,753

343,206

886,696

$ 1,517,702

980,617

402,402

564,559

732,342

692,426

893,154

3,217,901

1,677,363

1,753,174

866,259

1,088,664

885,186

901,648

1,602,149

1,127,071

907,712

2,574,298

1,574,776

889,941

840,596

871,530

957,710

776,725

823,643

1,449,378

760,852

578,333

1,238,405

1,741,669

780,437

959,965

962,915

1,308,876

409,427

900,996

	-----------	------------	------------
	$1,529,615	$38,681,186	$40,210,801
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 5
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

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

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

$ 590,447

376,111

161,581

206,004

289,984

276,988

249,803

1,043,454

579,058

565,671

281,273

354,358

296,288

316,372

520,470

377,325

307,813

572,976

432,409

214,512

209,018

331,054

396,822

304,745

309,422

574,973

158,624

206,472

325,730

719,567

238,557

270,563

385,177

539,860

168,150

185,018

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-27.5

5-27.5

5-27.5

5-30

5-30

5-30

5-30

5-30

5-30

5-30

5-50

5-40

5-50

5-50

5-27.5

5-25

5-27.5

5-27.5

5-25

5-30

5-30

5-27.5

5-25

5-27.5

5-50

5-27.5

5-25

5-27.5

5-27.5

-----------
$13,336,649
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 6
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

Mt. Vilage

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

Harrison, AR

Hardy, AR

Dawson, GA

24 16 24 39 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 24 40

$ 911,469

533,586

572,166

1,000,449

975,412

1,082,402

1,468,438

560,494

848,799

558,682

1,380,295

810,686

785,602

716,110

317,948

1,003,983

1,257,415

1,299,289

1,121,045

797,671

786,989

999,849

868,312

979,881

786,015

782,289

971,818

1,157,765

1,340,925

1,250,428

2,379,540

795,658

795,005

462,964

1,110,058

210,049

326,333

1,185,181

------------
$35,191,000
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 6
Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Spruce

Shannon Apartments

Carthage

Mt. Crest

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Vilage

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

$ 60,040

5,000

115,814

64,914

60,055

39,930

51,665

9,020

42,103

30,000

118,575

40,000

170,229

85,512

67,303

72,500

49,780

61,350

32,000

44,250

35,000

95,000

32,000

44,247

21,600

55,000

60,000

90,000

0

39,300

189,323

79,000

23,000

13,000

37,500

20,000

0

40,000

$ 108,772

94,494

578,597

1,143,675

1,121,477

1,278,860

1,619,209

671,750

985,010

639,068

1,534,541

995,782

782,795

771,316

319,272

1,130,651

1,483,188

1,470,505

1,142,517

977,220

893,323

1,121,119

1,017,572

1,151,157

932,468

884,596

1,118,734

1,269,252

1,428,656

1,477,527

2,851,953

924,144

788,157

239,455

1,361,272

595,604

473,695

346,569

$ 967,879

575,757

36,722

35,936

77,293

38,276

5,968

5,006

25,946

5,913

0

2,184

17,333

24,312

21,262

2,982

0

88,098

225,121

1,091

39,053

57,416

42,896

19,610

8,725

4,304

14,923

60,908

220,627

10,085

(3,347)

22,345

33,083

309,817

(14,886)

0

462,820

1,088,404

	-----------	------------	------------
	$2,094,010	$37,723,952	$4,533,862
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 6
Apartment Properties	Gross Amount At Which Carried At December 31, 2001
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Spruce

Shannon Apartments

Carthage

Mt. Crest

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Vilage

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

$ 86,308

18,406

115,814

64,914

60,055

39,930

51,665

9,020

42,103

30,000

118,575

40,000

173,213

89,512

79,336

72,500

49,780

61,350

32,000

44,250

35,000

95,000

35,592

53,837

21,600

55,000

60,000

112,363

104,800

39,300

189,323

79,000

23,000

13,000

37,500

20,000

21,250

40,000

$ 1,050,383

656,845

615,319

1,179,611

1,198,770

1,317,136

1,625,177

676,756

1,010,956

644,981

1,534,541

997,966

797,144

791,628

328,501

1,133,633

1,483,188

1,558,603

1,367,638

978,311

932,376

1,178,535

1,056,876

1,161,177

941,193

888,900

1,133,657

1,307,797

1,544,483

1,487,612

2,848,606

946,489

821,240

549,272

1,346,386

595,604

915,265

1,434,973

$ 1,136,691

675,251

731,133

1,244,525

1,258,825

1,357,066

1,676,842

685,776

1,053,059

674,981

1,653,116

1,037,966

970,357

881,140

407,837

1,206,133

1,532,968

1,619,953

1,399,638

1,022,561

967,376

1,273,535

1,092,468

1,215,014

962,793

943,900

1,193,657

1,420,160

1,649,283

1,526,912

3,037,929

1,025,489

844,240

562,272

1,383,886

615,604

936,515

1,474,973

	-----------	------------	------------
	$2,314,296	$42,037,528	$44,351,824
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
SERIES 6
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Spruce

Shannon Apartments

Carthage

Mt. Crest

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Vilage

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

$ 351,064

169,647

327,853

474,938

312,047

527,849

647,606

242,986

212,463

136,064

416,742

366,701

398,179

380,523

167,252

320,699

588,471

593,970

358,552

260,046

246,700

380,436

278,305

473,355

238,262

229,135

291,971

455,834

401,939

460,241

1,021,086

339,089

304,740

187,926

363,978

155,633

229,189

292,257

5-30

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-50

5-30

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-40

5-25

5-40

5-50

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-40

5-40

5-40

-----------
$13,603,728
===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:
SERIES 2

Balance at beginning of period -
December 31, 2000
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 37,474 0 0 --------- 0 0 ---------	$28,293,026 37,474 0 ---------
Balance at end of period - December 31, 2001		$28,330,500 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2000 Current year expense Less Accumulated Depreciation of real estate sold Other	865,003 0 4 ---------	$ 9,287,713 865,007 ----------
Balance at end of period - December 31, 2001		$ 10,152,720 ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:
SERIES 3

Balance at beginning of period -
December 31, 2000
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 154,310 0 0 --------- 4,358 0 ---------	$27,620,603 154,310 (4,358) ---------
Balance at end of period - December 31, 2001		$27,770,555 ===========

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2000 Current year expense Less Accumulated Depreciation of real estate sold Other	937,911 (4,358) 0 --------	$11,579,979 933,553 ----------
Balance at end of period - December 31, 2001		$12,513,532 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:
SERIES 4

Balance at beginning of period -
December 31, 2000
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 248,605 0 0 --------- 195 0 ---------	$32,724,096 248,605 (195) ---------
Balance at end of period - December 31, 2001		$32,972,506 =============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2000 Current year expense Less Accumulated Depreciation of real estate sold Other	979,486 (195) 0 ---------	$ 10,297,994 979,291 ----------
Balance at end of period - December 31, 2001		$11,277,285 ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:
SERIES 5

Balance at beginning of period -
December 31, 2000
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 68,935 0 0 --------- 6,791 0 ---------	$40,148,657 68,935 (6,791) ---------
Balance at end of period - December 31, 2001		$40,210,801 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2000 Current year expense Less Accumulated Depreciation of real estate sold Other	1,294,116 (6,791) 0 --------	$12,049,324 1,287,325 ----------
Balance at end of period - December 31, 2001		$13,336,649 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2001
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:
SERIES 6

Balance at beginning of period -
December 31, 2000
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 129,189 0 0 --------- 2,218 0 ---------	$44,224,853 129,189 (2,218) ----------
Balance at end of period - December 31, 2001		$44,351,824 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2000 Current year expense Less Accumulated Depreciation of real estate sold Other	1,347,627 (2,218) 0 ----------	$12,258,319 1,345,409 ----------
Balance at end of period - December 31, 2001		$13,603,728 ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2001
SERIES 2
PARTNERSHIP -----------	# OF UNITS ------	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE --------	TERM (YEARS) ------

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

Manchester Housing

Durango C.W.W.

Columbus Sr.

24 24 24 33 32 34 25 32 47 36 72 25 33 48 30 21 29 21 44 49 24 16

654,836

698,317

701,746

1,193,657

1,246,373

1,048,424

994,851

838,904

1,191,103

982,353

2,972,269

625,595

863,115

1,478,242

883,129

571,164

776,790

971,154

1,378,671

1,449,516

1,029,067

434,660

-----------

			8.75% 8.75% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 9.00% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 9.00% 8.25%	5,883 6,284 5,307 9,011 9,218 7,905 7,720 6,333 8,980 7,407 27,905 4,926 6,517 11,466 6,666 4,309 5,882 7,515 10,536 10,958 7,739 3,102	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50
$22,983,936 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2001
SERIES 3
PARTNERSHIP -----------	# OF UNITS ------	BALANCE --------	INTEREST RATE -------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

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

Belmont Senior

Heritage Villas

Logansport Seniors

52 52 32 24 52 48 24 24 41 16 10 40 28 12 24 54 40 38 44 32 24 25 32

1,295,495

1,306,175

853,217

636,736

1,304,922

1,187,075

784,861

890,362

1,186,391

605,878

273,170

1,193,596

845,422

362,196

741,343

1,131,898

1,071,335

1,111,052

1,480,686

893,399

759,179

674,855

893,674

-----------

			9.50% 9.50% 9.50% 9.00% 9.50% 9.50% 9.50% 9.00% 9.00% 8.75% 9.00% 9.00% 9.50% 9.50% 8.75% 9.00% 10.00% 9.00% 9.25% 9.00% 9.00% 8.75% 8.75%	10,682 10,654 6,905 4,950 10,657 9,727 6,410 6,927 9,279 5,146 2,131 9,310 6,906 3,119 5,815 9,198 9,455 8,646 11,752 7,053 6,001 5,110 6,745	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 40 50 50 50 50 50 50 50
$21,482,917 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2001
SERIES 4
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE -------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

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

Timpson Seniors

Piedmont

S.F. Arkansas City

24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12

634,756

606,020

954,617

855,647

645,071

1,283,469

694,131

1,532,714

1,238,455

829,071

1,365,285

851,756

750,867

795,018

818,492

839,747

628,860

1,199,270

824,553

708,517

1,201,402

855,515

752,489

1,345,399

1,336,222

703,467

670,397

1,039,445

339,548

-----------

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
$26,300,200 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2001
SERIES 5
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE -------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

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

S. Timber Ridge

Pineville

Ravenwood

37 24 12 16 24 20 24 78 40 44 24 33 25 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24

1,234,652

800,619

330,924

452,074

569,320

553,238

711,699

2,670,795

1,383,559

1,455,720

729,909

900,078

724,063

736,252

1,314,581

928,081

741,887

2,076,101

1,282,240

733,403

692,394

666,293

730,604

635,530

651,430

1,123,006

625,689

426,623

975,606

1,428,298

580,870

738,200

755,273

1,060,244

318,736

724,266

-----------

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

7,986

2,318

4,595

50 50 50 50 50 50 40 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50
$32,462,257 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2001
SERIES 6
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE -------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

Spruce

Shannon Apartments

Carthage

Mt. Crest

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Vilage

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

24 16 24 39 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 24 40

911,469

533,586

572,166

1,000,449

975,412

1,082,402

1,468,438

560,494

848,799

558,682

1,380,295

810,686

785,602

716,110

317,948

1,003,983

1,257,415

1,299,289

1,121,045

797,671

786,989

999,849

868,312

979,881

786,015

782,289

971,818

1,157,765

1,340,925

1,250,428

2,379,540

795,658

795,005

462,964

1,110,058

210,049

326,333

1,185,181

-----------

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
$35,191,000 ===========

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

                                       GATEWAY TAX CREDIT FUND II LTD.
                                       (A Florida Limited Partnership)
                                       By:  Raymond James Tax Credit Funds, Inc.
                                       Raymond James Tax Credit Funds, Inc.

Date: July 9, 2002                     By:/s/ Ronald M. Diner
                                       Ronald M. Diner
                                       President

Date: July 9, 2002                     By:/s/ Sandra L. Furey
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

                                       GATEWAY TAX CREDIT FUND II LTD.
                                       (A Florida Limited Partnership)
                                       By:  Raymond James Tax Credit Funds, Inc.
                                       Managing General Partner

Date: July 9, 2002                     By:/s/ Ronald M. Diner
                                       Ronald M. Diner
                                       President

Date: July 9, 2002                     By:/s/ Sandra L. Furey
                                       Sandra L. Furey
                                       Secretary and Treasurer