Form 10-Q
period 2002-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 2002-08-29
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended             June 30, 2002

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
     Title of Each Class                            June 30, 2002
Beneficial Assignee Certificates:
$1,000 per certificate                                 37,228

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2002 Form 10-K, filed with the
Securities and Exchange Commission on July 11, 2002
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-31821

PART I - Financial Information
    Item 1. Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 2	June 30, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Investments in Securities

    Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,136 at June 30, 2002 and March 31, 2002 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,136 at June 30, 2002 and March 31, 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  225,855
56,098
55,362
-----------
337,315

154,405
51,117
-----------
$  542,837
===========

$   51,434
-----------
51,434
-----------

444,883
-----------

99,854
(53,334)
-----------
46,520
-----------
$  542,837
===========

$  235,805
0
56,098
-----------
291,903

205,743
78,301
-----------
$  575,947
===========

$   54,118
-----------
54,118
-----------

429,262
-----------

145,441
(52,874)
-----------
92,567
-----------
$  575,947
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 3	June 30, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 5,456 at June 30, 2002 and March 31, 2002 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 5,456 at June 30, 2002 and March 31, 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  195,388
49,897
49,243
-----------
294,528

137,340
9,908
-----------
$  441,776
===========

$   55,932
-----------
55,932
-----------

333,526
-----------

99,611
(47,293)
-----------
52,318
-----------
$  441,776
===========

$  198,028
0
49,898
-----------
247,926

183,003
34,601
---------
$  465,530
===========

$   58,717
-----------
58,717
-----------

319,290
-----------

134,464
(46,941)
-----------
87,523
-----------
$  465,530
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)
BALANCE SHEETS

SERIES 4	June 30, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,915 at June 30, 2002 and March 31, 2002 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,915 at June 30, 2002 and March 31, 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  270,786
63,215
62,386
-----------
396,387

173,996
26,934
-----------
$  597,317
===========

$   63,042
-----------
63,042
-----------

433,159
-----------

160,759
(59,643)
-----------
101,116
-----------
$  597,317
===========

$  272,179
0
63,215
-----------
335,394

231,848
96,741
-----------
$  663,983
===========

$   66,364
-----------
66,364
-----------

415,676
-----------

240,778
(58,835)
-----------
181,943
-----------
$  663,983
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)
BALANCE SHEETS

SERIES 5	June 30, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 8,616 at June 30, 2002 and March 31, 2002 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 8,616 at June 30, 2002 and March 31, 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  378,536
78,790
77,757
-----------
535,083

216,862
519,567
-----------
$1,271,512
===========

$   83,533
-----------
83,533
-----------

439,237
-----------

816,878
(68,136)
-----------
748,742
-----------
$1,271,512
===========

$  380,377
0
78,790
-----------
459,167

288,968
550,146
-----------
$1,298,281
===========

$   87,779
-----------
87,779
-----------

417,637
-----------

860,560
(67,695)
-----------
792,865
-----------
$1,298,281
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 6	June 30, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 10,105 at June 30, 2002 and March 31,2002 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 10,105 at June 30, 2002 and March 31,2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  445,220
 63,708
-----------
508,928

245,985
1,191,194
-----------
$1,946,107
===========

$   79,707
-----------
79,707
-----------

560,126
-----------

1,381,937
(75,663)
-----------
1,306,274
-----------
$1,946,107
===========

$  455,377
62,622
-----------
517,999

241,587
1,257,026
-----------
$2,016,612
===========

$   83,891
-----------
83,891
-----------

536,157
-----------

1,471,324
(74,760)
-----------
1,396,564
-----------
$2,016,612
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)
BALANCE SHEETS

TOTAL SERIES 2 - 6	June 30, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 37,228 at June 30, 2002 and March 31, 2002 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at June 30, 2002 and March 31, 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$1,515,785
248,000
308,456
-----------
2,072,241

928,588
1,798,720
-----------
$4,799,549
===========

$  333,648
-----------
333,648
-----------

2,210,931
-----------

2,559,039
(304,069)
-----------
2,254,970
-----------
$4,799,549
===========

$1,541,766
0
310,623
-----------
1,852,389

1,151,149
2,016,815
-----------
$5,020,353
===========

$  350,869
-----------
350,869
-----------

2,118,022
-----------

2,852,567
(301,105)
-----------
2,551,462
-----------
$5,020,353
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 2	2002 ----	2001 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    4,697
-----------

17,050

4,438
2,072
174
-----------
23,734
-----------

(19,037)
(27,010)
-----------
$  (46,047)
===========

$  (45,587)
(460)
-----------
$  (46,047)
===========

$    (7.43)
===========
6,136
===========

$    7,363
-----------

17,090

2,652
3,029
450
-----------
23,221
-----------

(15,858)
(2,636)
-----------
$  (18,494)
===========

$  (18,309)
(185)
-----------
$  (18,494)
===========

$    (2.98)
===========
6,136
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
 (A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)

SERIES 3	2002 ----	2001 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    4,153
-----------

15,732

4,640
1,952
280
-----------
22,604
-----------

(18,451)
(16,754)
-----------
$  (35,205)
===========

$  (34,853)
(352)
-----------
$  (35,205)
===========

$    (6.39)
===========
5,456
===========

$    6,294
-----------

15,776

2,772
3,233
280
-----------
22,061
-----------

(15,767)
(2,502)
-----------
$  (18,269)
===========

$  (18,086)
(183)
-----------
$  (18,269)
===========

$    (3.31)
===========
5,456
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 4	2002 ----	2001 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    5,320
-----------

19,369

5,850
2,463
988
-----------
28,670
-----------

(23,350)
(57,477)
-----------
$  (80,827)
===========

$  (80,019)
(808)
-----------
$  (80,827)
===========

$   (11.57)
===========
6,915
===========

$    8,219
-----------

19,415

3,495
3,984
1,322
-----------
28,216
-----------

(19,997)
(29,213)
-----------
$  (49,210)
===========

$  (48,718)
(492)
-----------
$  (49,210)
===========

$    (7.05)
===========
6,915
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 5	2002 ----	2001 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    6,747
-----------

23,939

7,262
2,918
1,278
-----------
35,397
-----------

(28,650)
(15,473)
-----------
$  (44,123)
===========

$  (43,682)
(441)
-----------
$  (44,123)
===========

$    (5.07)
===========
8,616
===========

$   10,621
-----------

24,002

4,339
4,728
1,278
-----------
34,347
-----------

(23,726)
(40,527)
-----------
$  (64,253)
===========

$  (63,610)
(643)
-----------
$  (64,253)
===========

$    (7.38)
===========
8,616
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 6	2002 ----	2001 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    6,789
-----------

26,438

7,665
3,224
2,363
-----------
39,690
-----------

(32,901)
(57,389)
-----------
$  (90,290)
===========

$  (89,387)
(903)
-----------
$  (90,290)
===========

$    (8.85)
===========
10,105
===========

$   10,476
-----------

26,531

4,580
5,268
3,329
-----------
39,708
-----------

(29,232)
(75,571)
-----------
$ (104,803)
===========

$ (103,755)
(1,048)
-----------
$ (104,803)
===========

$   (10.27)
===========
10,105
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
TOTAL SERIES 2 - 6	2002 ----	2001 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

	$ 27,706 ----------- 102,528 29,855 12,629 5,083 ----------- 150,095 ----------- (122,389) (174,103) ----------- $ (296,492) =========== $ (293,528) (2,964) ----------- $ (296,492) ===========	$ 42,973 ----------- 102,814 17,838 20,242 6,659 ----------- 147,553 ----------- (104,580) (150,449) ----------- $ (255,029) =========== $ (252,478) (2,551) ----------- $ (255,029) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at June 30, 2001 Balance at March 31, 2002 Net Loss Balance at June 30, 2002	$ 243,647 (18,309) ------------ $ 225,338 ============ $ 145,441 (45,587) ------------ $ 99,854 ============	$ (51,882) (185) ------------ $ (52,067) ============ $ (52,874) (460) ------------ $ (53,334) ============	$ 191,765 (18,494) ------------ $ 173,271 ============ $ 92,567 (46,047) ------------ $ 46,520 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at June 30, 2001 Balance at March 31, 2002 Net Loss Balance at June 30, 2002	$ 213,725 (18,086) ------------ $ 195,639 ============ $ 134,464 (34,853) ------------ $ 99,611 ============	$ (46,140) (183) ------------ $ (46,323) ============ $ (46,941) (352) ------------ $ (47,293) ============	$ 167,585 (18,269) ------------ $ 149,316 ============ $ 87,523 (35,205) ------------ $ 52,318 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at June 30, 2001 Balance at March 31, 2002 Net Loss Balance at June 30, 2002	$ 424,290 (48,718) ------------ $ 375,572 ============ $ 240,778 (80,019) ------------ $ 160,759 =============	$ (56,981) (492) ------------ $ (57,473) ============ $ (58,835) (808) ------------ $ (59,643) ============	$ 367,309 (49,210) ------------ $ 318,099 ============ $ 181,943 (80,827) ------------ $ 101,116 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at June 30, 2001 Balance at March 31, 2002 Net Loss Balance at June 30, 2002	$ 1,126,154 (63,610) ------------ $ 1,062,544 ============ $ 860,560 (43,682) ------------ $ 816,878 ============	$ (65,012) (643) ------------ $ (65,655) ============ $ (67,695) (441) ------------ $ (68,136) ============	$ 1,061,142 (64,253) ------------ $ 996,889 ============ $ 792,865 (44,123) ------------ $ 748,742 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at June 30, 2001 Balance at March 31, 2002 Net Loss Balance at June 30, 2002	$ 1,875,009 (103,755) ------------ $ 1,771,254 ============ $ 1,471,324 (89,387) ------------ $ 1,381,937 ============	$ (70,682) (1,048) ------------ $ (71,730) ============ $ (74,760) (903) ------------ $ (75,663) ============	$ 1,804,327 (104,803) ------------ $ 1,699,524 ============ $ 1,396,564 (90,290) ------------ $ 1,306,274 ============

See accompanying notes to financial statements.

 GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at June 30, 2001 Balance at March 31, 2002 Net Loss Balance at June 30, 2002	$ 3,882,825 (252,478) ------------ $ 3,630,347 ============ $ 2,852,567 (293,528) ------------ $ 2,559,039 ============	$ (290,697) (2,551) ------------ $ (293,248) ============ $ (301,105) (2,964) ------------ $ (304,069) ============	$ 3,592,128 (255,029) ------------ $ 3,337,099 ============ $ 2,551,462 (296,492) ------------ $ 2,254,970 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

SERIES 2 --------	2002 ----	2001 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by Operating Activities:
   Amortization
   Accreted Interest Income on Investments    in Securities
   Equity in Losses of Project
   Partnerships
   Interest Income from Redemption of
   Securities
   Changes in Operating Assets and
   Liabilities:
      Increase in Payable to General
      Partners

       Net Cash Provided by (Used In)
       Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

      Net Cash Provided by Investing
      Activities

Increase (Decrease)in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
Of Period

Cash and Cash Equivalents at End of Period

$ (46,047) 174 (4,024) 27,010 0 12,937 ---------- (9,950) ---------- 0 0 ---------- 0 ---------- (9,950) 235,805 ---------- $ 225,855 ==========		$ (18,494) 450 (4,723) 2,636 26,908 16,615 ---------- 23,392 ---------- 2,148 26,928 ---------- 29,076 ---------- 52,468 213,928 ---------- $ 266,396 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

SERIES 3 --------	2002 ----	2001 ----

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
   Liabilities:
     Increase in Payable to General
     Partners

        Net Cash Provided by (Used In)         Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase (Decrease)in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (35,205) 280 (3,579) 16,754 0 11,451 ---------- (10,299) ---------- 7,659 0 ---------- 7,659 ---------- (2,640) 198,028 ---------- $ 195,388 ==========	$ (18,269) 280 (4,201) 2,502 23,934 15,447 ---------- 19,693 ---------- 7,178 23,952 ---------- 31,130 ---------- 50,823 177,615 ---------- $ 228,438 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

SERIES 4 -------	2002 ----	2001 ----

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
    Liabilities:
       Increase in Payable to General
       Partners

        Net Cash Provided by (Used In)         Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Increase (Decrease)in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (80,827) 988 (4,534) 57,477 0 14,162 ---------- (12,734) ---------- 11,341 0 ---------- 11,341 ---------- (1,393) 272,179 ---------- $ 270,786 ==========	$ (49,210) 1,322 (5,322) 29,213 30,322 19,121 ---------- 25,446 ---------- 10,913 30,344 ---------- 41,257 ---------- 66,703 249,491 ---------- $ 316,194 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

SERIES 5 --------	2002 ----	2001 ----

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
   Liabilities:
     Increase in Payable to General
     Partners

        Net Cash Provided by (Used In)         Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase (Decrease)in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (44,123) 1,278 (5,651) 15,473 0 17,354 ---------- (15,669) ---------- 13,828 0 ---------- 13,828 ---------- (1,841) 380,377 ---------- $ 378,536 ==========	$ (64,253) 1,278 (6,633) 40,527 37,792 23,662 ---------- 32,373 ---------- 12,111 37,820 ---------- 49,931 ---------- 82,304 350,854 ---------- $ 433,158 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

SERIES 6 --------	2002 ----	2001 ----

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
    Liabilities:
      Increase in Payable to General
      Partners

        Net Cash Provided By (Used In)         Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase (Decrease)in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (90,290) 2,363 (5,484) 57,389 0 19,785 ---------- (16,237) ---------- 6,080 0 ---------- 6,080 ---------- (10,157) 455,377 ---------- $ 445,220 ==========	$ (104,803) 3,329 (6,159) 75,571 0 26,080 ---------- (5,982) ---------- 7,717 0 ---------- 7,717 ---------- 1,735 437,636 ---------- $ 439,371 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

TOTAL SERIES 2 - 6 --------	2002 ----	2001 ----

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
    Liabilities:
      Increase in Payable to General
      Partners

        Net Cash Provided by (Used In)         Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Increase (Decrease)in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (296,492) 5,083 (23,272) 174,103 0 75,689 ---------- (64,889) ---------- 38,908 0 ---------- 38,908 ---------- (25,981) 1,541,766 ---------- $1,515,785 ===========	$ (255,029) 6,659 (27,038) 150,449 118,956 100,925 ---------- 94,922 ---------- 40,067 119,044 ---------- 159,111 ---------- 254,033 1,429,524 ---------- $1,683,557 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2002

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 2002, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2002. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 2002 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $117,023 for Series 2, $104,089 for Series 3, $131,870 for Series 4, $164,359 for Series 5 and $157,016 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

	Estimated Market Value ----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ---------------
Series 2	$ 230,436	$ 209,767	$ 20,669
Series 3	204,902	186,583	18,319
Series 4	259,692	236,382	23,310
Series 5	323,572	294,619	28,953
Series 6	339,363	309,693	29,670

   As of June 30, 2002, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 55,362	$ 49,243	$ 62,386
After 1 year through 5 years	154,405	137,340	173,996
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 209,767 =========	$ 186,583 =========	$ 236,382 =========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 77,757	$ 63,708	$ 308,456
After 1 year through 5 years	216,862	245,985	928,588
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 294,619 =========	$ 309,693 =========	$1,237,044 ==========

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

   For the three months June 30, 2002 and 2001 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                               2002             2001
                              -----            -----
  Series 2                $  17,050         $  17,090
  Series 3                   15,732            15,776
  Series 4                   19,369            19,415
  Series 5                   23,939            24,002
  Series 6                   26,438            26,531
                           ---------        ---------
  Total                   $ 102,528         $ 102,814
                           =========        =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

  Series 2                $   4,438          $  2,652
  Series 3                    4,640             2,772
  Series 4                    5,850             3,495
  Series 5                    7,262             4,339
  Series 6                    7,665             4,580
                          ---------          --------
  Total                   $  29,855          $ 17,838
                          =========          ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes(Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5 - 36 and Series
6 - 38).

   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 2	JUNE 30, 2002 ------------	MARCH 31, 2002 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,700,661) (81,202) ----------- (257,185) 390,838 (82,536) ----------- $ 51,117 ============	$ 4,524,678 (4,673,651) (81,202) ----------- (230,175) 390,838 (82,362) ----------- $ 78,301 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,112,781 for the period ended June 30, 2002 and cumulative suspended losses of $2,940,699 for the year ended March 31, 2002 are not included.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 3	JUNE 30, 2002 ------------	MARCH 31, 2002 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,888,713 (4,119,590) (169,149) ----------- (400,026) 491,746 (81,812) ----------- $ 9,908 ===========	$ 3,888,713 (4,102,836) (161,490) ----------- (375,613) 491,746 (81,532) ----------- $ 34,601 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,951,686 for the period ended June 30, 2002 and cumulative suspended losses of $3,840,222 for the year ended March 31, 2002 are not included.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 4	JUNE 30, 2002 ------------	MARCH 31, 2002 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,952,519 (5,239,962) (127,746) ----------- (415,189) 562,967 (120,844) ----------- $ 26,934 ===========	$ 4,952,519 (5,182,485) (116,404) ----------- (346,370) 562,967 (119,856) ----------- $ 96,741 ===========

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,858,006 for the period ended June 30, 2002 and cumulative suspended losses of $2,771,886 for the year ended March 31, 2002 are not included.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 5	JUNE 30, 2002 ------------	MARCH 31, 2002 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 6,164,472 (5,970,104) (192,367) ----------- 2,001 650,837 (133,271) ----------- $ 519,567 ===========	$ 6,164,472 (5,954,631) (178,539) ----------- 31,302 650,837 (131,993) ----------- $ 550,146 ===========

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,356,628 for the period ended June 30, 2002 and cumulative suspended losses of $3,217,418 for the year ended March 31, 2002 are not included.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 6	JUNE 30, 2002 ------------	MARCH 31, 2002 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,462,215 (6,677,982) (196,680) ----------- 587,553 785,179 (181,538) ----------- $ 1,191,194 ============	$ 7,462,215 (6,620,593) (190,600) ----------- 651,022 785,179 (179,175) ----------- $ 1,257,026 ============

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,260,734 for the period ended June 30, 2002 and cumulative suspended losses of $2,161,546 for the year ended March 31, 2002 are not included.

   The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6	JUNE 30, 2002 ------------	MARCH 31, 2002 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 26,992,597 (26,708,299) (767,144) ----------- (482,846) 2,881,567 (600,001) ----------- $ 1,798,720 ============	$ 26,992,597 (26,534,196) (728,235) ------------ (269,834) 2,881,567 (594,918) ------------ $ 2,016,815 ============

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
MARCH 31,
SERIES 2	2002 ----	2001 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,088,316
17,972,949
4,111
-----------
$20,065,376
===========

$   507,298
22,995,104
-----------
23,502,402
-----------

(3,386,339)
(50,687)
-----------
(3,437,026)
-----------

$20,065,376
===========

$   654,286
-----------
481,591
157,547
216,251
-----------
855,389
-----------
$  (201,103)
===========
$    (2,011)
===========
$  (199,092)
172,082
-----------
$   (27,010)
===========

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
MARCH 31,
SERIES 3	2002 ----	2001 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,455,080
14,913,119
179,520
-----------
$17,547,719
===========

$   655,406
21,443,332
-----------
22,098,738
-----------

(4,695,778)
144,759
-----------
(4,551,019)
-----------

$17,547,719
===========

$   663,133
-----------
432,311
126,286
234,740
-----------
793,337
-----------
$  (130,204)
===========
$    (1,986)
===========
$  (128,218)
111,464
-----------

$   (16,754)
===========

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
MARCH 31,
SERIES 4	2002 ----	2001 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,272,263
21,478,173
7,639
-----------
$23,758,075
===========

$   890,703
26,092,803
-----------
26,983,506
-----------

(3,285,625)
60,194
-----------
(3,225,431)
-----------

$23,758,075
===========

$   757,390
-----------
501,383
156,708
244,872
-----------
902,963
-----------
$  (145,573)
===========
$    (1,976)
===========
$  (143,597)
86,120
-----------

$   (57,477)
===========

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
MARCH 31,
SERIES 5	2002 ----	2001 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,130,473
26,555,914
2,277
-----------
$29,688,664
===========

$   708,273
32,473,282
-----------
33,181,555
-----------

(3,292,723)
(200,168)
-----------
(3,492,891)
-----------

$29,688,664
===========

$   998,463
-----------
640,508
190,672
323,529
-----------
1,154,709
-----------
$  (156,246)
===========
$    (1,563)
===========
$  (154,683)
139,210
-----------

$   (15,473)
===========

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
MARCH 31,
SERIES 6	2002 ----	2001 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,387,096
30,414,759
4,569
-----------
$33,806,424
===========

$   653,632
35,174,931
-----------
35,828,563
-----------

(1,680,488)
(341,651)
-----------
(2,022,139)
-----------

$33,806,424
===========

$ 1,073,703
-----------
687,210
208,178
336,916
-----------
1,232,304
-----------
$  (158,601)
===========
$    (2,024)
===========
$  (156,577)
99,188
-----------

$   (57,389)
===========

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
MARCH 31,
TOTAL SERIES 2- 6	2002 ----	2001 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 13,333,228
111,334,914
198,116
------------
$124,866,258
============

$  3,415,312
138,179,452
------------
141,594,764
------------

(16,340,953)
(387,553)
------------
(16,728,506)
------------

$124,866,258
============

$  4,146,975
------------
2,743,003
839,391
1,356,308
------------
4,938,702
------------
$   (791,727)
============
$     (9,560)
============
$   (782,167)
608,064
------------

$   (174,103)
============

$ 12,977,233
116,182,053
273,046
------------
$129,432,332
============

$  2,791,212
138,899,496
------------
141,690,708
------------

(12,073,662)
(184,714)
------------
(12,258,376)
------------

$129,432,332
============

$  4,267,352
------------
2,800,221
829,993
1,356,220
------------
4,986,434
------------
$   (719,082)
============
$     (7,899)
============
$   (711,183)
560,734
------------

$   (150,449)
============

 Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations, Liquidity and Capital Resources

   Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

   As disclosed on the statement of operations for each Series, except as described below, interest income is lower for the three months ended June 30, 2002 than June 30, 2001 due to lower interest rates. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three months ended June 30, 2002 are higher for the same period ended June 30, 2001. This increase was primarily due to paying for the audit in full a quarter earlier than the prior period. There were no unusual variations in the operating results between these two periods except as noted below.

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

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2002 increased from $2,636 for the three months ended June 30, 2001 to $27,010 as a result of an increase in the operating expenses of the Project Partnerships with losses that have not been suspended. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2002, the Series had $225,855 of short-term investments (Cash and Cash Equivalents). It also had $209,767 in Zero Coupon Treasuries with annual maturities providing $58,593 in fiscal year 2003 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $46,047 for the three months ended June 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $27,010 and the changes in operating assets and liabilities, net cash used in operating activities was $9,950. There were no unusual events or trends to describe.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2002 increased from $2,502 for the three months ended June 30, 2001 to $16,754 as a result of an increase in the operating expenses of the Project Partnerships with losses that have not been suspended.

   At June 30, 2002, the Series had $195,388 of short-term investments (Cash and Cash Equivalents). It also had $186,583 in Zero Coupon Treasuries with annual maturities providing $52,100 in fiscal year 2003 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $35,205 for the three months ended June 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $16,754 and the changes in operating assets and liabilities, net cash used in operating activities was $10,299. Cash provided by investing activities totaled $7,659, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2002 increased from $29,213 for the three months ended June 30, 2001 to $57,477 as a result of a decrease in rental revenues.

   At June 30, 2002, the Series had $270,786 of short-term investments (Cash and Cash Equivalents). It also had $236,382 in Zero Coupon Treasuries with annual maturities providing $66,032 in fiscal year 2003 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $80,827 for the three months ended June 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $57,477 and the changes in operating assets and liabilities, net cash used in operating activities was $12,734. Cash provided by investing activities totaled $11,341, consisting of cash distributions from the Project Partnership. There were no unusual events or trends to describe.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2002 decreased from $40,527 for the three months ended June 30, 2001 to $15,473 as a result of an increase in rental income.

   At June 30, 2002, the Series had $378,536 of short-term investments (Cash and Cash Equivalents). It also had $294,619 in Zero Coupon Treasuries with annual maturities providing $82,275 in fiscal year 2003 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $44,123 for the three months ended June 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $15,473 and the changes in operating assets and liabilities, net cash used in operating activities was $15,669. Cash provided by investing activities totaled $13,828, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2002 decreased from $75,571 for the three months ended June 30, 2001 to $57,389 as a result of an increase in suspended losses.

   At June 30, 2002, the Series had $445,220 of short-term investments (Cash and Cash Equivalents). It also had $309,693 in Zero Coupon Treasuries with annual maturities providing $66,000 in fiscal year 2003 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $90,290 for the three months ended June 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $57,389 and the changes in operating assets and liabilities, net cash used in operating activities was $16,237. Cash provided by investing activities totaled $6,080, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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

                               GATEWAY TAX CREDIT FUND II LTD.
                               (A Florida Limited Partnership)
                               By:  Raymond James Tax Credit Funds, Inc.

Date: August 29, 2002          By:/s/ Ronald M. Diner
                               Ronald M. Diner
                               President

Date: August 29, 2002          By:/s/ Sandra L. Furey
                               Sandra L. Furey
                               Secretary and Treasurer