Form 10-Q
period 2002-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 2002-11-25
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended             September 30, 2002

Commission File Number                       0-19022

                            Gateway Tax Credit Fund II Ltd.
               (Exact name of Registrant as specified in its charter)

        Florida                                            65-0142704
 (State or other jurisdiction of                   ( I.R.S. Employer No.)
 incorporation or organization)

    880 Carillon Parkway,    St. Petersburg,       Florida             33716
   (Address of principal executive offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code:        (727) 567-1000

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
Title of Each Class                               September 30, 2002
Beneficial Assignee Certificates:
$1,000 per certificate                                  37,228

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2001 Form 10-K, filed with the
Securities and Exchange Commission on July 11, 2002
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-31821

PART I - Financial Information
Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 2	September 30, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
Cash and Cash Equivalents
Investments in Securities

Total Current Assets

Investments in Securities
Investments in Project Partnerships, Net

Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Payable to General Partners

Total Current Liabilities

Long-Term Liabilities:
Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
Units of limited partnership interest consisting of 40,000 authorized BAC's of which 6,136 at September 30, 2002 and March 31, 2002 have been issued to the assignees
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,136 at September 30, 2002 and March 31, 2002, issued and outstanding
General Partners

Total Partners' Equity

Total Liabilities and Partners' Equity

$ 260,386
56,435
----------
316,821

157,434
28,966
----------
$ 503,221
==========

 $  64,219
----------
64,219
----------

432,844
----------

59,896

(53,738)
----------
6,158
----------
$ 503,221
==========

$ 235,805
56,098
----------
291,903

205,743
78,301
----------
$ 575,947
==========

 $  54,118
----------
54,118
----------

429,262
----------

145,441

(52,874)
----------
92,567
----------
$ 575,947
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 3	September 30, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
Cash and Cash Equivalents
Investments in Securities

Total Current Assets

Investments in Securities
Investments in Project Partnerships, Net

Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Payable to General Partners

Total Current Liabilities

Long-Term Liabilities:
Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 5,456 at September 30, 2002 and March 31, 2002 have been issued to the assignees
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 5,456 at September 30, 2002 and March 31, 2002, issued and outstanding
General Partners

Total Partners' Equity

Total Liabilities and Partners' Equity

$ 214,042
 50,198
----------
264,240

140,034
20,435
----------
$ 424,709
==========

$  68,994
----------
68,994
----------

315,591
----------

87,539
(47,415)
----------
40,124
----------
$ 424,709
==========

$ 198,028
49,898
----------
247,926

183,003
34,601
----------
$ 465,530
==========

$  58,717
----------
58,717
----------

319,290
----------

134,464
(46,941)
----------
87,523
----------
$ 465,530
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 4	September 30, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
Cash and Cash Equivalents
Investments in Securities

Total Current Assets

Investments in Securities
Investments in Project Partnerships, Net

Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Payable to General Partners

Total Current Liabilities

Long-Term Liabilities:
Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,915 at September 30, 2002 and March 31, 2002 have been issued to the assignees
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,915 at September 30, 2002 and March 31, 2002, issued and outstanding
General Partners

Total Partners' Equity

Total Liabilities and Partners' Equity

$ 303,329
63,596
----------
366,925

177,409
16,066
----------
$ 560,400
==========

$  79,361
----------
79,361
----------

415,934
----------

125,108
(60,003)
----------
65,105
----------
$ 560,400
==========

$ 272,179
63,215
----------
335,394

231,848
96,741
----------
$ 663,983
==========

$  66,364
----------
66,364
----------

415,676
----------

40,778
(58,835)
----------
181,943
----------
$ 663,983
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 5	September 30, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
Cash and Cash Equivalents
Investments in Securities

Total Current Assets

Investments in Securities
Investments in Project Partnerships, Net

Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Payable to General Partners

Total Current Liabilities

Long-Term Liabilities:
Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 8,616 at September 30, 2002 and March 31, 2002 have been issued to the assignees
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 8,616 at September 30, 2002 and March 31, 2002, issued and outstanding
General Partners

Total Partners' Equity

Total Liabilities and Partners' Equity

$  416,334
79,264
-----------
495,598

221,118
486,120
-----------
$1,202,836
===========

$  103,447
-----------
103,447
-----------

415,076
-----------

753,094
(68,781)
-----------
684,313
-----------
$1,202,836
===========

$  380,377
78,790
-----------
459,167

288,968
550,146
-----------
$1,298,281
=============

$  87,779
-----------
87,779
-----------

417,637
-----------

860,560
(67,695)
-----------
792,865
-----------
$1,298,281
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

SERIES 6	September 30, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
Cash and Cash Equivalents
Investments in Securities

Total Current Assets

Investments in Securities
Investments in Project Partnerships, Net

Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Payable to General Partners

Total Current Liabilities

Long-Term Liabilities:
Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
Units of limited partnership interest consisting of 40,000 authorized BAC's,of  which 10,105 at September 30, 2002 and March 31, 2002 have been issued to the assignees
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 10,105 at September 30, 2002 and March 31, 2002, issued and outstanding
General Partners

Total Partners' Equity

Total Liabilities and Partners' Equity

$  407,669
64,812
-----------
472,481

250,464
1,149,268
-----------
$1,872,213
===========

 $  101,188
-----------
101,188
-----------

540,820
-----------

1,306,629
(76,424)
-----------
1,230,205
-----------
$1,872,213
===========

$  455,377
62,622
-----------
517,999

241,587
1,257,026
-----------
$2,016,612
===========

 $   83,891
-----------
83,891
-----------

536,157
-----------

1,471,324
(74,760)
-----------
1,396,564
-----------
$2,016,612
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

TOTAL SERIES 2 - 6	September 30, 2002 ---------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
Cash and Cash Equivalents
Investments in Securities

Total Current Assets

Investments in Securities
Investments in Project Partnerships, Net

Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
Payable to General Partners

Total Current Liabilities

Long-Term Liabilities:
Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 37,228 at September 30, 2002 and March 31, 2002 have been issued to the assignees
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at September 30, 2002 and March 31, 2002, issued and outstanding
General Partners

Total Partners' Equity

Total Liabilities and Partners' Equity

$1,601,760
314,305
-----------
1,916,065

946,459
1,700,855
-----------
$4,563,379
===========

$  417,209
-----------
417,209
-----------

2,120,265
-----------

2,332,266
(306,361)
-----------
2,025,905
-----------
$4,563,379
===========

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
Amortization

Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
Assignees
General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

	$ 4,978 --------- 17,050 6,769 4,427 174 --------- 28,420 --------- (23,442) (16,920) --------- $ (40,362) ========= $ (39,958) (404) --------- $ (40,362) ========= $ (6.51) ========= 6,136 =========	$ 6,765 --------- 17,090 3,408 2,495 450 --------- 23,443 --------- (16,678) 1,703 --------- $ (14,975) ========= $ (14,825) (150) --------- $ (14,975) ========= $ (2.42) ========= 6,136 =========

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
Amortization

Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
Assignees
General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

	$ 4,406 --------- 15,723 7,077 4,328 280 --------- 27,408 --------- (23,002) 10,808 --------- $ (12,194) ========= $ (12,072) (122) --------- $ (12,194) ========= $ (2.21) ========= 5,456 =========	$ 5,948 --------- 15,776 3,564 2,638 280 --------- 22,258 --------- (16,310) (3,073) --------- $ (19,383) ========= $ (19,189) (194) --------- $ (19,383) ========= $ (3.52) ========= 5,456 =========

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
Amortization

Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
Assignees
General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

	$ 5,650 --------- 19,369 8,923 5,301 988 --------- 34,581 --------- (28,931) (7,080) --------- $ (36,011) ========= $ (35,651) (360) --------- $ (36,011) ========= $ (5.16) ========= 6,915 =========	$ 7,753 --------- 19,415 4,493 3,196 1,322 --------- 28,426 --------- (20,673) (9,427) --------- $ (30,100) ========= $ (29,799) (301) --------- $ (30,100) ========= $ (4.31) ========= 6,915 =========

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
Amortization

Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
Assignees
General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   7,174
---------

23,939

11,077
6,237
1,278
---------
42,531
---------

(35,357)

(29,072)
---------
$ (64,429)
=========

$ (63,785)
(644)
---------
$ (64,429)
=========

$   (7.40)
=========

8,616
=========

$   9,928
---------

24,002

5,578
3,796
1,278
---------
34,654
---------

(24,726)

(24,206)
---------
$ (48,932)
=========

$ (48,443)
(489)
---------
$ (48,932)
=========

$   (5.62)
=========

8,616
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
Amortization

Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
Assignee

General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   6,769
---------

26,438

11,693
7,044
2,363
---------
47,538
---------

(40,769)
(35,300)
---------
$ (76,069)
=========

$ (75,308)
(761)
---------
$ (76,069)
=========
$   (7.45)
=========
10,105
=========

$   9,566
---------

26,351

5,888
4,246
3,329
---------
39,814
---------

(30,248)
(51,008)
---------
$ (81,256)
=========

$ (80,443)

(813)
---------
$ (81,256)
=========
$   (7.96)
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
Amortization

Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
Assignees
General Partners

	$ 28,977 ---------- 102,519 45,539 27,337 5,083 ---------- 180,478 ---------- (151,501) (77,564) ---------- $ (229,065) ========== $ (226,774) 2,291) ---------- $ (229,065) ==========	$ 39,960 ---------- 102,634 22,931 16,371 6,6590 ---------- 148,595 ---------- (108,635) (86,011) ---------- $ (194,646) ========== $ (192,699) (1,947) ---------- $ (194,646) ==========

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
Amortization

Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
Assignees
General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   9,675
---------

34,100

11,207
6,499
348
---------
52,154
---------

(42,479)
(43,930)
---------
$ (86,409)
=========

$ (85,545)
(864)
---------
$ (86,409)
=========

$  (13.94)
=========

6,136
=========

$ 14,128 --------- 34,180 6,060 5,524 900 --------- 46,664 --------- (32,536) (933) --------- $ (33,469) ========= $ (33,134) (335) --------- $ (33,469) ========= $ (5.40) ========= 6,136 =========

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

Amortization

Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:

Assignees

General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   8,559
----------

31,455

11,717

6,280

560
----------
50,012
----------

(41,453)

(5,946)
----------

$ (47,399)
==========

$ (46,925)

(474)
----------
$ (47,399)
==========
$   (8.60)
==========

5,456
==========

$  12,242
----------

31,552

6,336

5,871

560
----------
44,319
----------

(32,077)

(5,575)
----------

$ (37,652)
==========

$ (37,275)

(377)
-----------
$ (37,652)
==========
$   (6.83)
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

Amortization

Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:

Assignees

General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$  10,970
---------

38,738

14,773

7,764

1,976
---------
63,251
---------

(52,281)

(64,557)
---------

$(116,838)
=========

$(115,670)

(1,168)
---------
$(116,838)
=========

$  (16.73)
=========

6,915
=========

$  15,972
---------

38,830

7,988

7,180

2,644
---------
56,642
---------

(40,670)

(38,640)
---------

$ (79,310)
=========

$ (78,517)

(793)
--------
$ (79,310)
=========

$  (11.35)
=========

6,915
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

Amortization

Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project  Partnerships

Net Loss

Allocation of Net Loss:

Assignees

General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   13,921
---------

47,878

18,339

9,155

2,556
---------
77,928
---------

(64,007)

(44,545)
---------
$ (108,552)
=========

$ (107,466)

(1,086)
---------
$ (108,552)
==========
$   (12.47)
==========

8,616
==========

$   20,549
---------

48,004

9,917

8,524

2,556
---------
69,001
---------

(48,452)

(64,733)
---------
$ (113,185)
=========

$ (112,053)

(1,132)
---------
$ (113,185)
==========
$   (13.01)
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

Amortization

Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:

Assignees

General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   13,558
----------

52,876

19,358

10,268

4,726
----------
87,228
----------

(73,670)

(92,689)
----------

$ (166,359)
==========

$ (164,695)
(1,664)
----------
$ (166,359)
==========

$   (16.30)
==========

10,105
==========

$   20,042
----------

52,882

10,468

9,514

6,658
----------
79,522
----------

(59,480)

(126,579)
----------

$ (186,059)
==========

$ (184,198)
(1,861)
----------
$ (186,059)
==========

$   (18.23)
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

Amortization

Total Expenses

Loss Before Equity in Losses of Project Partnerships

Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:

Assignees

General Partners

	$ 56,683 ---------- 205,047 75,394 39,966 10,166 ---------- 330,573 ---------- (273,890) (251,667) ---------- $ (525,557) ========== $ (520,301) (5,256) ---------- $ (525,557) ==========	$ 82,933 ---------- 205,448 40,769 36,613 13,318 ---------- 296,148 ---------- (213,215) (236,460) ---------- $ (449,675) ========== $ (445,177) (4,498) ---------- $ (449,675) ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at September 30, 2001 Balance at March 31, 2002 Net Loss Balance at September 30, 2002	$ 243,647 (33,134) --------- $ 210,513 ========= $ 145,441 (85,545) --------- $ 59,896 =========	$ (51,882) (335) --------- $ (52,217) ========= $ (52,874) (864) --------- $ (53,738) =========	$ 191,765 (33,469) --------- $ 158,296 ========= $ 92,567 (86,409) --------- $ 6,158 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at September 30, 2001 Balance at March 31, 2002 Net Loss Balance at September 30, 2002	$ 213,725 (37,275) ---------- $ 176,450 ========= $ 134,464 (46,925) ---------- $ 87,539 =========	$ (46,140) (377) --------- $ (46,517) ========= $ (46,941) (474) --------- $ (47,415) =========	$ 167,585 (37,652) --------- $ 129,933 ========= $ 87,523 (47,399) --------- $ 40,124 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at September 30, 2001 Balance at March 31, 2002 Net Loss Balance at September 30, 2002	$ 424,290 (78,517) --------- $ 345,773 ========= $ 240,778 (115,670) --------- $ 125,108 =========	$ (56,981) (793) --------- $ (57,774) ========= $ (58,835) (1,168) --------- $ (60,003) =========	$ 367,309 (79,310) --------- 87,999 ========= $ 181,943 (116,838) --------- $ 65,105 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at September 30, 2001 Balance at March 31, 2002 Net Loss Balance at September 30, 2002	$1,126,154 (112,053) ---------- $1,014,101 ========== $ 860,560 (107,466) ---------- $ 753,094 ==========	$ (65,012) (1,132) --------- $ (66,144) ========= $ (67,695) (1,086) --------- $ (68,781) =========	$1,061,142 (113,185) ---------- $ 947,957 ========== $ 792,865 (108,552) ---------- $ 684,313 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at September 30, 2001 Balance at March 31, 2002 Net Loss Balance at September 30, 2002	$1,875,009 (184,198) ---------- $1,690,811 ========== $1,471,324 (164,695) ---------- $1,306,629 ==========	$ (70,682) (1,861) --------- $ (72,543) ========= $ (74,760) (1,664) --------- $ (76,424) =========	$1,804,327 (186,059) ---------- $1,618,268 ========== $1,396,564 (166,359) ---------- $1,230,205 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at September 30, 2001 Balance at March 31, 2002 Net Loss Balance at September 30, 2002	$3,882,825 (445,177) ---------- $3,437,648 ========== $2,852,567 (520,301) ---------- $2,332,266 ==========	$(290,697) (4,498) --------- $(295,195) ========= $(301,105) (5,256) --------- $(306,361) =========	$3,592,128 (449,675) ---------- $3,142,453 ========== $2,551,462 (525,557) ---------- $2,025,905 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

    Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning Of Year

Cash and Cash Equivalents at End of Year

	$ (86,409) 348 (8,126) 43,930 30,399 13,683 --------- (6,175) --------- 5,057 25,699 --------- 30,756 --------- 24,581 235,805 --------- $ 260,386 =========	$ (33,469) 900 (9,537) 933 26,908 231 --------- (14,034) --------- 3,748 26,928 --------- 30,676 --------- 16,642 213,928 --------- $ 230,570 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

    Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (47,399) 560 (7,228) 5,946 27,039 6,578 -------- (14,504) -------- 7,659 22,859 -------- 30,518 -------- 16,014 198,028 -------- $ 214,042 ========	$ (37,652) 560 (8,483) 5,575 23,934 (4,412) -------- (20,478) -------- 9,517 23,952 -------- 33,469 -------- 12,991 177,615 -------- $ 190,606 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

SERIES 4 --------	2002 ----	2001 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$(116,838) 1,976 (9,157) 64,557 34,255 13,256 --------- (11,951) --------- 14,141 28,960 --------- 43,101 --------- 31,150 272,179 --------- $ 303,329 =========	$ (79,310) 2,644 (10,747) 38,640 30,322 (4,300) --------- (22,751) --------- 16,180 30,344 --------- 46,524 --------- 23,773 249,491 --------- $ 273,264 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing Activities

|Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (108,552) 2,556 (11,413) 44,545 42,695 13,107 --------- (17,062) --------- 16,925 36,094 --------- 53,019 --------- 35,957 380,377 --------- $ 416,334 =========	$ (113,185) 2,556 (13,395) 64,733 37,792 (10,381) --------- (31,880) --------- 15,094 37,820 --------- 52,914 --------- 21,034 350,854 -------- $ 371,888 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (166,359) 4,726 (11,067) 92,689 21,960 --------- (58,051) --------- 10,343 --------- 10,343 --------- (47,708) 455,377 --------- $ 407,669 =========	$ (186,059) 6,658 (12,498) 126,579 (2,943) --------- (68,263) --------- 13,467 --------- 13,467 --------- (54,796) 437,636 --------- $ 382,840 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

TOTAL SERIES 2 - 6 -----------------	2002 ----	2001 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

      Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (525,557) 10,166 (46,991) 251,667 134,388 68,584 ---------- (107,743) ---------- 54,125 113,612 ---------- 167,737 ---------- 59,994 1,541,766 ---------- $1,601,760 ==========	$ (449,675) 13,318 (54,660) 236,460 118,956 (21,805) ---------- (157,406) ---------- 58,006 119,044 ---------- 177,050 ---------- 19,644 1,429,524 ---------- $1,449,168 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2002

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 2002, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

Reclassifications

   For comparability, the 2001 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2002.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 2002 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $121,125 for Series 2, $107,738 for Series 3, $136,493 for Series 4, $170,121 for Series 5 and $162,598 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

	Estimated Market Value -----------	Cost Plus Accreted Interest ---------------	Gross Unrealized Gains and (Losses) --------
Series 2	$ 239,055	$ 213,869	$ 25,186
Series 3	212,566	190,232	22,334
Series 4	269,405	241,005	28,400
Series 5	335,675	300,382	35,293
Series 6	354,117	315,276	38,841

   As of September 30, 2002, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 56,435	$ 50,198	$ 63,596
After 1 year through 5 years	157,434	140,034	177,409
	--------	--------	--------
Total Amount Carried on Balance Sheet	$213,869 ========	$190,232 ========	$241,005 ========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 79,264	$ 64,812	$ 314,305
After 1 year through 5 years	221,118	250,464	946,459
	--------	--------	---------
Total Amount Carried on Balance Sheet	$300,382 ========	$315,276 ========	$1,260,764 =========

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

   For the six months ended September 30, 2002 and 2001 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                                  2002                2001
                                 -----                -----
   Series 2                    $ 34,100            $ 34,180
   Series 3                      31,455              31,552
   Series 4                      38,738              38,830
   Series 5                      47,878              48,004
   Series 6                      52,876              52,882
                              ---------           ---------
   Total                       $205,047             $205,448
                              =========           =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

   Series 2                   $ 11,207             $  6,060
   Series 3                     11,717                6,336
   Series 4                     14,773                7,988
   Series 5                     18,339                9,917
   Series 6                     19,358               10,468
                              ---------            --------
   Total                      $ 75,394             $ 40,769
                              =========            ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes (Series 2 - 22, Series 3 - 23, Series 4 - 29, Series 5 - 36 and Series 6 - 38).

   Cash flows from operations are allocated according to each partnership agreement.
Upon dissolution proceeds will be distributed according to each partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 2	SEPTEMBER 30, 2002 -----------	MARCH 31, 2002 --------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses

  Accumulated amortization of acquisition   fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,717,580) (86,260) ----------- (279,162) 390,838 (82,710) ----------- $ 28,966 ===========	$ 4,524,678 (4,673,651) (81,202) ----------- (230,175) 390,838 (82,362) ----------- $ 78,301 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,217,443 for the period ended September 30, 2002 and cumulative suspended losses of $2,940,699 for the year ended March 31, 2002 are not included.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 3	SEPTEMBER 30, 2001 -----------	MARCH 31, 2001 ----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition   fees and expenses

Investments in Project Partnerships

	$ 3,888,713 (4,108,783) (169,149) ----------- (389,219) 491,746 (82,092) ----------- $ 20,435 ===========	$ 3,888,713 (4,102,836) (161,490) ---------- (375,613) 491,746 (81,532) ---------- $ 34,601 ==========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,039,262 for the period ended September 30, 2002 and cumulative suspended losses of $3,840,222 for the year ended March 31, 2002 are not included.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 4	SEPTEMBER 30, 2002 ------------	MARCH 31, 2002 ----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 4,952,519 (5,247,044) (130,544) ----------- (425,069) 562,967 (121,832) ----------- $ 16,066 ===========	$ 4,952,519 (5,182,485) (116,404) ---------- (346,370) 562,967 (119,856) ---------- $ 96,741 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,032,617 for the period ended September 30, 2002 and cumulative suspended losses of $2,771,886 for the year ended March 31, 2002 are not included.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 5	SEPTEMBER 30, 2002 -----------	MARCH 31, 2002 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 6,164,472 (5,999,176) (195,464) ----------- (30,168) 650,837 (134,549) ----------- $ 486,120 ===========	$ 6,164,472 (5,954,631) (178,539) ---------- 31,302 650,837 (131,993) ---------- $ 550,146 ==========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,511,903 for the period ended September 30, 2002 and cumulative suspended losses of $3,217,418 for the year ended March 31, 2002 are not included.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 6	SEPTEMBER 30, 2002 -----------	MARCH 31, 2002 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 7,462,215 (6,713,282) (200,943) ----------- 547,990 785,179 (183,901) ----------- $ 1,149,268 ===========	$ 7,462,215 (6,620,593) (190,600) ---------- 651,022 785,179 (179,175) ---------- $ 1,257,026 ==========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,438,901 for the period ended September 30, 2002 and cumulative suspended losses of $2,161,546 for the year ended March 31, 2002 are not included.

   The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6	SEPTEMBER 30, 2002 ----------	MARCH 31, 2002 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition   fees and expenses

Investments in Project Partnerships

	$ 26,992,597 (26,785,865) (782,360) ----------- (575,628) 2,881,567 (605,084) ----------- $ 1,700,855 ===========	$ 26,992,597 (26,534,196) (728,235) ----------- (269,834) 2,881,567 (594,918) ----------- $ 2,016,815 ===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,139,115
17,739,175
770
-----------
$19,879,060
===========

$   451,350
22,987,546
-----------
23,438,896
-----------

(3,507,920)
(51,916)
-----------
(3,559,836)
-----------
$19,879,060
===========

$ 1,318,620
-----------
894,938
315,094
432,502
-----------
1,642,534
-----------
$  (323,914)
===========
$    (3,240)
===========
$  (320,674)
276,744
-----------
$   (43,930)
===========

$ 2,117,492
18,558,680
15,501
-----------
$20,691,673
===========

$   284,854
23,048,944
-----------
23,333,798
-----------

(2,620,708)
(21,417)
-----------
(2,642,125)
-----------
$20,691,673
===========

$ 1,435,935
-----------
869,581
280,245
446,633
-----------
1,596,459
-----------
$  (160,524)
===========
$    (1,606)
===========
$  (158,918)
157,985
-----------
$      (933)
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,300,161
14,678,640
187,106
-----------
$17,165,907
===========

$   361,857
21,433,126
-----------
21,794,983
-----------

(4,772,545)
143,469
-----------
(4,629,076)
-----------
$17,165,907
===========

$ 1,337,433
-----------
823,644
252,570
469,481
-----------
1,545,695
-----------
$  (208,262)
===========
$    (3,276)
===========
$  (204,986)
199,040
-----------
$    (5,946)
===========

$ 2,234,798
15,595,331
193,892
-----------
$18,024,021
===========

$   347,692
21,564,794
-----------
21,912,486
-----------

(4,052,850)
164,385
-----------
(3,888,465)
-----------
$18,024,021
===========

$ 1,350,749
-----------
850,485
258,995
467,015
-----------
1,576,495
-----------
$  (225,746)
===========
$    (3,315)
===========
$  (222,431)
216,856
-----------
$    (5,575)
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,163,083
21,248,423
13,803
-----------
$23,425,309
===========

$   808,416
26,026,281
-----------
26,834,697
-----------

(3,467,316)
57,928
-----------
(3,409,388)
-----------
$23,425,309
===========

$ 1,527,244
-----------
1,053,517
313,418
489,839
-----------
1,856,774
-----------
$  (329,530)
===========
$    (4,242)
===========
$  (325,288)
260,731
-----------
$   (64,557)
===========

$ 2,460,505
21,938,104
12,389
-----------
$24,410,998
===========

$   474,258
26,375,576
-----------
26,849,834
-----------

(2,538,545)
99,709
-----------
(2,438,836)
-----------
$24,410,998
===========

$ 1,716,019
-----------
1,099,237
313,775
488,046
-----------
1,901,058
-----------
$  (185,039)
===========
$      (837)
===========
$  (184,202)
145,562
-----------
$   (38,640)
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,221,523
26,237,517
5,605
-----------
$29,464,645
===========

$   677,014
32,466,730
-----------
33,143,744
-----------

(3,477,070)
(202,029)
-----------
(3,679,099)
-----------
$29,464,645
===========

$ 1,993,392
-----------
1,307,446
381,342
647,058
-----------
2,335,846
-----------
$  (342,454)
===========
$    (3,424)
===========
$  (339,030)
294,485
-----------
$   (44,545)
===========

$ 3,044,195
27,457,584
30,105
-----------
$30,531,884
===========

$   713,006
32,563,659
-----------
33,276,665
-----------

(2,579,089)
(165,692)
-----------
(2,744,781)
-----------
$30,531,884
===========

$ 1,900,349
-----------
1,317,870
385,229
641,749
-----------
2,344,848
-----------
$ (444,499)
===========
$ (4,445)
===========
$ (440,054)
375,321
-----------
$ (64,733)
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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,435,501
30,098,655
6,084
-----------
$33,540,240
===========

$   625,657
35,152,640
-----------
35,778,297
-----------

(1,893,956)
(344,101)
-----------
(2,238,057)
-----------
$33,540,240
===========

$ 2,105,959
-----------
1,390,191
416,358
673,929
-----------
2,480,478
-----------
$  (374,519)
===========
$    (4,474)
===========
$  (370,045)
277,355
-----------
$   (92,690)
===========

$ 3,327,545
31,297,694
29,497
-----------
$34,654,736
===========

$   441,774
35,341,376
-----------
35,783,150
-----------

(825,414)
(303,000)
-----------
(1,128,414)
-----------
$34,654,736
===========

$ 2,193,663
-----------
1,355,296
421,743
668,897
-----------
2,445,936
-----------
$  (252,273)
===========
$    (3,749)
===========
$  (248,524)
121,945
-----------
$  (126,579)
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

Other partners' share of net loss

Partnerships' share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 13,259,383
110,002,410
213,368
------------
$123,475,161
============

$  2,924,294
138,066,323
------------
140,990,617
------------

(17,118,807)
(396,649)
------------
(17,515,456)
------------
$123,475,161
============

$  8,282,648
------------
5,469,736
1,678,782
2,712,809
------------
9,861,327
------------
$ (1,578,679)
============
$    (18,656)
============ $ (1,560,023)

1,308,355
------------
$   (251,668)
============

$ 13,184,535
114,847,393
281,384
------------
$128,313,312
============

$  2,261,584
138,894,349
------------
141,155,933
------------

(12,616,606)
(226,015)
------------
(12,842,621)
------------
$128,313,312
============

$  8,596,715
------------
5,492,469
1,659,987
2,712,340
------------
9,864,796
------------
$ (1,268,081)
============
$    (13,952)
============
$ (1,254,129)

1,017,669
------------
$   (236,460)
============

Item 4. Controls and Procedures:

   Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c)under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

   Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the six and three months ended September 30, 2002 and September 30, 2001. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the six and three months ended September 30, 2002 are comparable for the same period ended September 30, 2001. There were no unusual variations in the operating results between these two periods.

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

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2002 increased from $933 for the six months ended September 30, 2001 to $43,930 as a result of a decrease in rental revenue. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At September 30, 2002, the Series had $260,386 of short-term investments (Cash and Cash Equivalents). It also had $213,869 in Zero Coupon Treasuries with annual maturities providing $58,593 in fiscal year 2004 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $86,409 for the six months ended September 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $43,930 and the changes in operating assets and liabilities, net cash used in operating activities was $6,175. Net cash provided by investing activities totaled $30,756, consisting of $5,057 in cash distributions from the Project Partnerships and $25,699 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2002 was comparable to the six months ended September 30, 2001.

   At September 30, 2002, the Series had $214,042 of short-term investments (Cash and Cash Equivalents). It also had $190,232 in Zero Coupon Treasuries with annual maturities providing $52,100 in fiscal year 2004 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $47,399 for the six months ended September 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $5,946 and the changes in operating assets and liabilities, net cash used in operating activities was $14,504. Net cash provided by investing activities totaled $30,518, consisting of $7,659 in cash distributions from the Project Partnerships and $22,859 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2002 increased from $38,640 for the six months ended September 30, 2001 to $64,557 as a result of a decrease in rental revenues.

   At September 30, 2002, the Series had $303,329 of short-term investments (Cash and Cash Equivalents). It also had $241,005 in Zero Coupon Treasuries with annual maturities providing $66,032 in fiscal year 2004 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $116,838 for the six months ended September 30, 2001. However, after adjusting for Equity in Losses of Project Partnerships of $64,557 and the changes in operating assets and liabilities, net cash used in operating activities was $11,951. Net cash provided by investing activities totaled $43,101, consisting of $14,141 in cash distributions from the Project Partnerships and $28,960 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2002 decreased from $64,733 for the six months ended September 30, 2001 to $44,545 as a result of an increase in rental revenues.

   At September 30, 2002, the Series had $416,334 of short-term investments (Cash and Cash Equivalents). It also had $300,382 in Zero Coupon Treasuries with annual maturities providing $82,275 in fiscal year 2004 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $108,552 for the six months ended September 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $44,545 and the changes in operating assets and liabilities, net cash used in operating activities was $17,062. Net cash provided by investing activities totaled $53,019, consisting of $16,925 in cash distributions from the Project Partnerships and $36,094 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2002 decreased from $126,579 for the six months ended September 30, 2001 to $92,690 as a result of not including losses of $277,355 in 2002 as compared to $121,945 in 2001, as these losses would reduce the investment in certain Project Partnerships below zero.

   At September 30, 2002, the Series had $407,669 of short-term investments (Cash and Cash Equivalents). It also had $315,276 in Zero Coupon Treasuries with annual maturities providing $66,000 in fiscal year 2003 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $166,359 for the six months ended September 30, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $92,689 and the changes in operating assets and liabilities, net cash used in operating activities was $58,051. Net cash provided by investing activities totaled $10,343, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: November 22, 2002           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: November 22, 2002           By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: November 22, 2002           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting

CERTIFICATIONS*

I, Ron Diner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gateway Tax Credit Fund II, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information include in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 22, 2002          By:/s/ Ronald M. Diner
                                                                  Ronald M. Diner
                                 President

I, Carol Georges, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gateway Tax Credit Fund II, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information include in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 22, 2002           By:/s/ Carol Georges
                                                                    Carol Georges
                                                                    Vice President and Director of Accounting