Form 10-Q
period 2002-12-31
GATEWAY TAX CREDIT FUND II LTD
filed 2003-02-05
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended             December 31, 2002

Commission File Number                     0-19022

                     Gateway Tax Credit Fund II Ltd.
          (Exact name of Registrant as specified in its charter)

            Florida                            65-0142704
(State or other jurisdiction of             ( I.R.S. Employer No.)
incorporation or organization)

   880 Carillon Parkway,  St. Petersburg,  Florida        33716
 (Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:   (727)567-3800

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
     Title of Each Class                            December 31,2002

Beneficial Assignee Certificates:
$1,000 per certificate                                   37,228

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2002 Form 10-K, filed with the
Securities and Exchange Commission on July 11, 2002
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-31821

PART I - Financial Information
  Item 1. Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 2	December 31, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

    Total Current Assets

 Investments in Securities
 Investments in Project Partnerships,  Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's,of which 6,136 at December 31, 2002 and March 31, 2002 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,136 at December 31, 2002 and March 31, 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners'     Equity

$  237,252
57,529
----------
294,781

160,523

7,186
----------
$  462,490
==========

$   46,304
----------
46,304
----------

448,624
-----------

21,686
(54,124)
----------
(32,438)
----------

$  462,490
==========

$  235,805
56,098
----------
291,903

205,743

78,301
----------
$  575,947
==========

$   54,118
----------
54,118
----------

429,262
----------

145,441
(52,874)
----------
92,567
----------

$  575,947
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 3	December 31, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships,  Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:

 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,
of which 5,456 at December 31, 2002 and
March 31, 2002 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 5,456 at December 31, 2002 and March 31, 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners'     Equity

$  198,066
51,171
----------
249,237

142,782

7,210
----------
$  399,229
==========

$   50,875
----------
50,875
----------

329,986
----------

66,001
(47,633)
----------
18,368
----------

$  399,229
==========

$  198,028
49,898
----------
247,926

183,003

34,601
----------
$  465,530
==========

$  58,717
----------
58,717
----------

319,290
----------

134,464
(46,941)
----------
87,523
----------

$  465,530
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 4	December 31, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships,  Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,
of which 6,915 at December 31, 2002 and
March 31, 2002 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 6,915 at December 31, 2002 and March 31, 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners'     Equity

$  273,267
64,828
----------
338,095

180,890

7,089
----------
$  526,074
==========

$   56,871
----------
56,871
----------

433,630
----------

95,872
(60,299)
----------
35,573
----------

$  526,074
==========

$  272,179
63,215
----------
335,394

231,848

96,741
----------
$  663,983
==========

$   66,364
----------
66,364
----------

415,676
----------

240,778
(58,835)
----------
181,943
----------

$  663,983
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 5	December 31, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships,  Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's, of which 8,616 at December 31, 2002 and March 31, 2002 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated value per BAC, 8,616 at December 31, 2002 and March 31, 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners'     Equity

$  379,536
80,800
----------
460,336

225,456

440,261
----------
$ 1,126,053
===========

$   75,814
-----------
75,814
-----------

436,938
-----------

682,792
(69,491)
-----------
613,301
-----------

$ 1,126,053
===========

$  380,377
78,790
----------
459,167

288,968

550,146
----------
$ 1,298,281
===========

$   87,779
-----------
87,779
-----------

417,637
-----------

860,560
(67,695)
-----------
792,865
-----------

$ 1,298,281
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 6	December 31, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships,  Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,
of which 10,105 at December 31, 2002
and March 31, 2002 have been issued to
the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 10,105 at December 31, 2002 and March 31, 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners'     Equity

$  369,152
65,936
----------
435,088

255,025

1,090,960
----------
$ 1,781,073
===========

$   72,077
-----------
72,077
-----------

565,065
-----------

1,221,217
(77,286)
-----------
1,143,931
-----------

$ 1,781,073
===========

$  455,377
62,622
----------
517,999

241,587

1,257,026
----------
$ 2,016,612
============

$   83,891
-----------
83,891
-----------

536,157
-----------

1,471,324
(74,760)
-----------
1,396,564
-----------

$ 2,016,612
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 2 - 6	December 31, 2002 --------- (Unaudited)	March 31, 2002 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
  Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships,  Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,
of which 37,228 at December 31, 2002 and
March 31, 2002 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31, 2002 and March 31, 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners'     Equity

$ 1,457,273
320,264
----------
1,777,537

964,676

1,552,706
----------
$ 4,294,919
==========

$  301,941
----------
301,941
----------

2,214,243
----------

2,087,568
(308,833)
-----------
1,778,735
-----------

$ 4,294,919
===========

$ 1,541,766
310,623
-----------
1,852,389

1,151,149

2,016,815
-----------
$ 5,020,353
===========

$  350,869
-----------
350,869
-----------

2,118,022
-----------

2,852,567
(301,105)
-----------
2,551,462
-----------

$5,020,353
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 2	2002 ----	2001 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
Partnerships
Equity in Gain or Losses of Project
Partnerships

Net Gain or Loss

Allocation of Net Gain or Loss:
 Assignees
 General Partners

Net Gain or Loss Per Beneficial
 Assignee Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$    4,755
----------

17,050

3,638
883
174
----------
21,745
----------

(16,990)

(21,606)
----------
$  (38,596)
==========

(38,210)
(386)
----------
$  (38,596)
==========

$    (6.23)
==========
6,136
==========

$    6,024
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

Revenues:
Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Gain or Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
 Assignee Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$    4,197
----------

15,723

3,803
1,195
280
----------
21,001
----------

(16,804)

(4,952)
----------
$  (21,756)
==========

(21,538)
(218)
----------
$  (21,756)
==========

$    (3.95)
==========
5,456
==========

$    5,298
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

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Gain or Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
 Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   5,375
----------

19,369

4,796
1,764
988
----------
26,917
----------

(21,542)

(7,990)
----------
$ (29,532)
==========

(29,237)
(295)
----------
$ (29,532)
==========

$   (4.23)
==========
6,915
==========

$   6,852
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

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Gain or Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
 Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   6,790
----------

23,939

5,953
2,051
1,278
----------
33,221
----------

(26,431)

(44,581)
----------
$ (71,012)
==========

(70,302)
(710)
----------
$ (71,012)
==========

$   (8.16)
==========
8,616
==========

$   8,697
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

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Gain or Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
 Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$ 6,576 --------- 26,438 6,284 2,742 2,363 --------- 37,827 --------- (31,251) (55,023) --------- $ (86,274) ========= (85,411) (863) --------- $ (86,274) ========= $ (8.45) ========= 10,105 =========

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

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Gain or Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

	$ 27,693 ---------- 102,519 24,474 8,635 5,083 ---------- 140,711 ---------- (113,018) (134,152) ---------- $(247,170) ========== (244,698) (2,472) ---------- $(247,170) ==========	$ 35,181 ---------- 102,634 20,383 6,532 6,659 ---------- 136,208 ---------- (101,027) (197,172) ---------- $(298,199) ========== (295,218) (2,981) ---------- $(298,199) ==========

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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
 Assignee Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   14,430
----------

51,150

14,845
7,382
522
----------
73,899
----------

(59,469)
(65,536)
----------
$ (125,005)
==========

(123,755)
(1,250)
----------
$ (125,005)
==========

$   (20.17)
==========
6,136
==========

$   20,152
----------

51,270

9,089
6,538
1,350
----------
68,247
-----------

(48,095)
(7,114)
----------
$  (55,209)
==========

(54,657)
(552)
----------
$  (55,209)
==========

$    (8.91)
==========
6,136
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 3	2002 ----	2001 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
 Assignee Certificate
Number of Beneficial Assignee
 Certificates Outstanding

	$ 12,756 --------- 47,178 15,520 7,475 840 --------- 71,013 --------- (58,257) (10,898) --------- $ (69,155) ========= (68,463) (692) --------- $ (69,155) ========= $ (12.55) ========= 5,456 =========	$ 17,540 --------- 47,328 9,504 6,948 840 --------- 64,620 --------- (47,080) (4,715) --------- $ (51,795) ========= (51,277) (518) --------- $ (51,795) ========= $ (9.40) ========== 5,456 =========

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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
 Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   16,345
----------

58,107

19,569
9,528
2,964
----------
90,168
----------

(73,823)
(72,547)
----------
$ (146,370)
==========

(144,906)
(1,464)
----------
$ (146,370)
==========

$   (20.96)
==========
6,915
==========

$   22,824
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
 Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   20,711
----------

71,817

24,292
11,206
3,834
----------
111,149
----------

(90,438)
(89,126)
----------
$ (179,564)
==========

(177,768)
(1,796)
----------
$ (179,564)
==========

$   (20.63)
==========
8,616
==========

$   29,246
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
 Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   20,134
----------

79,314

25,642
13,010
7,089
----------
125,055
----------

(104,921)
(147,712)
----------
$ (252,633)
==========

(250,107)
(2,526)
----------
$ (252,633)
==========

$   (24.75)
==========
10,105
==========

$   28,353
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

	$ 84,376 ---------- 307,566 99,868 48,601 15,249 ---------- 471,284 ---------- (386,908) (385,819) ---------- $ (772,727) ========== (764,999) (7,728) ---------- $ (772,727) ===========	$ 118,115 ---------- 308,082 61,152 43,146 19,977 ---------- 432,357 ---------- (314,242) (433,632) ---------- $ (747,874) ========== (740,396) (7,478) ---------- $ (747,874) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)
SERIES 2	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2001 Net Loss Balance at December 31, 2001 Balance at March 31, 2002 Net Loss Balance at December 31, 2002	$ 243,647 (54,657) ---------- $ 188,990 =========== $ 145,441 (123,755) ---------- $ 21,686 ===========	$ (51,882) (552) ---------- $ (52,434) ========== $ (52,874) (1,250) ---------- $ (54,124) ==========	$ 191,765 (55,209) ----------- $ 136,556 =========== $ 92,567 (125,005) ----------- $ (32,438) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)
SERIES 3	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2001 Net Loss Balance at December 31, 2001 Balance at March 31, 2002 Net Loss Balance at December 31, 2002	$ 213,725 (51,277) ----------- $ 162,448 ============ $ 134,464 (68,463) ----------- $ 66,001 ============	$ (46,140) (518) ----------- $ (46,658) =========== $ (46,941) (692) ----------- $ (47,633) ===========	$ 167,585 (51,795) ----------- $ 115,790 =========== $ 87,523 (69,155) ----------- $ 18,368 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)
SERIES 4	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2001 Net Loss Balance at December 31, 2001 Balance at March 31, 2002 Net Loss Balance at December 31, 2002	$ 424,290 (118,517) ---------- $ 305,773 ========== $ 240,778 (144,906) ---------- $ 95,872 ===========	$ (56,981) (1,197) ---------- $ (58,178) ========== $ (58,835) (1,464) ---------- $ (60,299) ==========	$ 367,309 (119,714) --------- $ 247,595 ========== $ 181,943 (146,370) --------- $ 35,573 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)
SERIES 5	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2001 Net Loss Balance at December 31, 2001 Balance at March 31, 2002 Net Loss Balance at December 31, 2002	$ 1,126,154 (206,627) ----------- $ 919,527 =========== $ 860,560 (177,768) ----------- $ 682,792 ===========	$ (65,012) (2,087) ---------- $ (67,099) ========== $ (67,695) (1,796) ---------- $ (69,491) ==========	$ 1,061,142 (208,714) ----------- $ 852,428 =========== $ 792,865 (179,564) ----------- $ 613,301 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)
SERIES 6	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2001 Net Loss Balance at December 31, 2001 Balance at March 31, 2002 Net Loss Balance at December 31, 2002	$ 1,875,009 (309,318) ----------- $ 1,565,691 =========== $ 1,471,324 (250,107) ----------- $ 1,221,217 ===========	$ (70,682) (3,124) ---------- $ (73,806) ========== $ (74,760) (2,526) ---------- $ (77,286) ==========	$ 1,804,327 (312,442) ----------- $ 1,491,885 =========== $ 1,396,564 (252,633) ----------- $ 1,143,931 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 30, 2002 AND 2001
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2001 Net Loss Balance at December 31, 2001 Balance at March 31, 2002 Net Loss Balance at December 31, 2002	$ 3,882,825 (740,396) ----------- $ 3,142,429 =========== $ 2,852,567 (764,999) ----------- $ 2,087,568 ===========	$ (290,697) (7,478) ---------- $ (298,175) ========== $ (301,105) (7,728) ---------- $ (308,833) ==========	$ 3,592,128 (747,874) ----------- $ 2,844,254 =========== $ 2,551,462 (772,727) ----------- $ 1,778,735 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)
SERIES 2 --------	2002 ----	2001 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project    Partnerships
   Interest Income from Redemption of
   Securities
   Changes in Operating Assets and
   Liabilities:
     Increase in Payable to General      Partners

       Net Cash Used in Operating        Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

      Net Cash Provided by Investing
      Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Year

	$ (125,005) 522 (12,309) 65,536 30,399 11,548 ---------- (29,309) ---------- 5,057 25,699 ---------- 30,756 ---------- 1,447 235,805 ---------- $ 237,252 ==========	$ (55,209) 1,350 (14,445) 7,114 26,908 16,054 ---------- (18,228) ---------- 3,700 26,928 ---------- 30,628 ---------- 12,400 213,928 ---------- $ 226,328 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)
SERIES 3 --------	2002 ----	2001 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project    Partnerships
   Interest Income from Redemption of
   Securities
   Changes in Operating Assets and
   Liabilities:
     Increase in Payable to General      Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

     Net Cash Provided by Investing
     Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Year

	$ (69,155) 840 (10,948) 10,898 27,037 2,854 ---------- (38,474) ---------- 15,653 22,859 ---------- 38,512 ---------- 38 198,028 ---------- $ 198,066 ==========	$ (51,795) 840 (12,849) 4,715 23,934 10,043 ---------- (25,112) ---------- 14,267 23,952 ---------- 38,219 ---------- 13,107 177,615 ---------- $ 190,722 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)
SERIES 4 --------	2002 ----	2001 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on     Investments in Securities
    Equity in Losses of Project     Partnerships
    Interest Income from Redemption of
    Securities
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

     Net Cash Provided by Investing
     Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Year

	$ (146,370) 2,964 (13,870) 72,547 34,255 8,461 ---------- (42,013) ---------- 14,141 28,960 ---------- 43,101 ---------- 1,088 272,179 ---------- $ 273,267 ==========	$ (119,714) 3,966 (16,278) 59,907 30,322 13,414 ---------- (28,383) ---------- 16,180 30,344 ---------- 46,524 ---------- 18,141 249,491 ---------- $ 267,632 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)
SERIES 5 --------	2002 ----	2001 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on     Investments in Securities
    Equity in Losses of Project     Partnerships
    Interest Income from Redemption of
    Securities
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners

      Net Cash Used in Operating       Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

      Net Cash Provided by Investing
      Activities

Increase (Decrease) in Cash and Cash
Equivalents
Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Year

	$ (179,564) 3,834 (17,288) 89,126 42,696 7,336 ---------- (53,860) ---------- 16,925 36,094 ---------- 53,019 ---------- (841) 380,377 ---------- $ 379,536 ==========	$ (208,714) 3,834 (20,288) 137,228 37,792 11,518 ---------- (38,630) ---------- 16,013 37,820 ---------- 53,833 ---------- 15,203 350,854 ---------- $ 366,057 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)
SERIES 6 -------	2002 ----	2001 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on     Investments in Securities
    Equity in Losses of Project     Partnerships
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners

      Net Cash Used in Operating       Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

      Net Cash Provided by Investing
      Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Year

Cash and Cash Equivalents at End of Year

	$ (252,633) 7,089 (16,752) 147,712 17,094 ---------- (97,490) ---------- 11,265 ---------- 11,265 ---------- (86,225) 455,377 ---------- $ 369,152 ==========	$ (312,442) 9,987 (18,952) 224,668 21,197 ---------- (75,542) ---------- 14,389 ---------- 14,389 ---------- (61,153) 437,636 ---------- $ 376,483 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(Unaudited)
TOTAL SERIES 2 - 6 --------	2002 ----	2001 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to  Net Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on     Investments in Securities
    Equity in Losses of Project     Partnerships
    Interest Income from Redemption of
    Securities
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners

      Net Cash Used in Operating       Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

      Net Cash Provided by Investing
      Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year
Cash and Cash Equivalents at End of Year

	$ (772,727) 15,249 (71,167) 385,819 134,387 47,293 ---------- (261,146) ---------- 63,041 113,612 ---------- 176,653 ---------- (84,493) 1,541,766 ---------- $ 1,457,273 ==========	$ (747,874) 19,977 (82,812) 433,632 118,956 72,226 ---------- (185,895) ---------- 64,549 119,044 ---------- 183,593 ---------- (2,302) 1,429,524 ---------- $ 1,427,222 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2002

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 2002, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway reviews its investment in the Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. No impairment loss has been recognized in the accompanying financial statements.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2002 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $125,308 for Series 2, $111,459 for Series 3, $141,206 for Series 4, $175,996 for Series 5 and $168,282 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

	Estimated Market Value -----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 2	$ 240,508	$ 218,052	$ 22,456
Series 3	213,857	193,953	19,904
Series 4	271,042	245,718	25,324
Series 5	337,713	306,256	31,457
Series 6	355,819	320,961	34,858

   As of December 31, 2002, the cost and accreted interest of debt securities by contractual maturities is as follows:

	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 57,529	$ 51,171	$ 64,828
After 1 year through 5 years	160,523	142,782	180,890
After 5 years through 10 years	0 ----------	0 ----------	0 ----------
Total Amount Carried on Balance Sheet	$ 218,052 ==========	$ 193,953 ==========	$ 245,718 ==========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 80,800	$ 65,936	$ 320,264
After 1 year through 5 years	225,456	193,423	903,074
After 5 years through 10 years	0 ----------	61,602 ----------	61,602 ----------
Total Amount Carried on Balance Sheet	$ 306,256 ==========	$ 320,961 ==========	$1,284,940 ==========

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

   For the nine months ended December 31, 2002 and 2001 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                                2002             2001
                             -------           ------
Series 2                   $  51,150        $  51,270
Series 3                      47,178           47,328
Series 4                      58,107           58,245
Series 5                      71,817           72,006
Series 6                      79,314           79,233
                           ---------        ---------
Total                      $ 307,566        $ 308,082
                           =========        =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

Series 2                   $  14,845        $   9,089
Series 3                      15,520            9,504
Series 4                      19,569           11,982
Series 5                      24,292           14,875
Series 6                      25,642           15,702
                           ---------          -------
Total                      $  99,868        $  61,152
                           =========        =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 2002, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes (Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5 - 36 and Series 6 - 38).

   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

SERIES 2	DECEMBER 31, 2002 -----------	MARCH 31, 2002 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,739,186) (86,260) ----------- (300,768) 390,838 (82,884) ----------- $ 7,186 ============	$ 4,524,678 (4,673,651) (81,202) ----------- (230,175) 390,838 (82,362) ----------- $ 78,301 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,362,634 for the period ended December 31, 2002 and cumulative suspended losses of $2,940,699,for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:

SERIES 3	DECEMBER 31, 2002 -----------	MARCH 31, 2002 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,888,713 (4,113,734) (177,143) --------- (402,164) 491,746 (82,372) ---------- $ 7,210 ===========	$ 3,888,713 (4,102,836) (161,490) ---------- (375,613) 491,746 (81,532) ---------- $ 34,601 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,171,474 for the period ended December 31, 2002 and cumulative suspended losses of $3,840,222 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:

SERIES 4	DECEMBER 31, 2002 ----------	MARCH 31, 2002 ---------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,952,519 (5,255,033) (130,544) ----------- (433,058) 562,967 (122,820) ---------- $ 7,089 ===========	$ 4,952,519 (5,182,485) (116,404) ---------- (346,370) 562,967 (119,856) ---------- $ 96,741 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,121,001 for the period ended December 31, 2002 and cumulative suspended losses of $2,771,886 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:

SERIES 5	DECEMBER 31, 2002 -----------	MARCH 31, 2002 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 6,164,472 (6,043,757) (195,464) ---------- (74,749) 650,837 (135,827) ---------- $ 440,261 ===========	$ 6,164,472 (5,954,631) (178,539) ---------- 31,302 650,837 (131,993) ---------- $ 550,146 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,661,764 for the period ended December 31, 2002 and cumulative suspended losses of $3,217,418 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:

SERIES 6	DECEMBER 31, 2002 -----------	MARCH 31, 2002 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,462,215 (6,768,305) (201,865) ---------- 492,045 785,179 (186,264) ---------- $ 1,090,960 ===========	$ 7,462,215 (6,620,593) (190,600) ---------- 651,022 785,179 (179,175) ---------- $ 1,257,026 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,539,442 for the period ended December 31, 2002 and cumulative suspended losses of $2,161,546 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:

TOTAL SERIES 2 - 6	DECEMBER 31, 2002 -----------	MARCH 31, 2002 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 26,992,597 (26,920,015) (791,276) ---------- (718,694) 2,881,567 (610,167) ---------- $ 1,552,706 ===========	$ 26,992,597 (26,534,196) (728,235) ----------- (269,834) 2,881,567 (594,918) ----------- $ 2,016,815 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:
SEPTEMBER 30,
SERIES 2	2002 ----	2001 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project
Partnerships

$ 2,217,364
17,542,305
120
-----------
$19,759,789
===========

$   526,445
22,961,662
-----------
23,488,107
-----------

(3,674,717)
(53,601)
-----------
(3,728,318)
-----------

$19,759,789
===========

$ 1,995,483
-----------
1,366,485
472,641
648,752
-----------
2,487,878
-----------
$  (492,395)
===========
$    (4,924)
===========
$  (487,471)
421,935
-----------

$   (65,536)
===========

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

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project
Partnerships

$ 2,345,461
14,444,162
180,539
-----------
$16,970,162
===========

$   305,953
21,432,499
-----------
21,738,452
-----------

(4,909,709)
141,419
-----------
(4,768,290)
-----------

$16,970,162
===========

$ 2,009,728
-----------
1,274,390
378,855
703,958
-----------
2,357,203
-----------
$ (347,475)
===========
$   (5,325)
===========
$ (342,150)
331,252
-----------

$  (10,898)
===========

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
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of September 30, of each year:

SEPTEMBER 30,
SERIES 4	2002 ---	2001 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project
Partnerships

$ 2,209,340
21,003,552
8,899
-----------
$23,221,791
===========

$   718,560
26,026,281
-----------
26,744,841
-----------

(3,579,423)
56,373
-----------
(3,523,050)
-----------

$23,221,791
===========

$ 2,338,687
-----------
1,576,994
470,126
734,759
-----------
2,781,879
-----------
$  (443,192)
===========
$    (5,797)
===========
$  (437,395)
364,848
-----------

$   (72,547)
===========

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

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity (deficit)
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project
Partnerships

$ 3,309,358
25,913,988
3,855
-----------
$29,227,201
===========

$   635,977
32,466,730
-----------
33,102,707
-----------

(3,671,512)
(203,994)
-----------
(3,875,506)
-----------

$29,227,201
===========

$ 2,976,713
-----------
1,972,973
572,014
970,587
-----------
3,515,574
-----------
$ (538,861)
===========
$   (5,389)
===========
$ (533,472)
444,346
-----------

$  (89,126)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,565,912
29,761,748
5,494
-----------
$33,333,154
===========

$   576,251
35,152,640
-----------
35,728,891
-----------

(2,049,519)
(346,218)
-----------
(2,395,737)
-----------

$33,333,154
===========

$ 3,175,617
-----------
2,072,384
624,538
1,010,894
-----------
3,707,816
-----------
$ (532,199)
===========
$   (6,591)
===========
$ (525,608)
377,896
-----------
$ (147,712)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 13,647,435
108,665,755
198,907
-----------
$122,512,097
===========

$  2,763,186
138,039,812
-----------
140,802,998
-----------

(17,884,880)
(406,021)
-----------
(18,290,901)
-----------

$122,512,097
===========

$ 12,496,228
-----------
8,263,226
2,518,174
4,068,950
-----------
14,850,350
-----------
$(2,354,122)
===========
$   (28,026)
===========
$(2,326,096)
1,940,277
-----------
$  (385,819)
===========

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

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the nine and three months ended December 31, 2002 and December 31, 2001. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the nine and three months ended December 31, 2002 are comparable for the same period ended December 31, 2001. There were no unusual variations in the operating results between these two periods.

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

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2002 increased from $7,114 for the nine months ended December 31, 2001 to $65,536 as a result of a decrease in rental income due to lower occupancy. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2002, the Series had $237,252 of short-term investments (Cash and Cash Equivalents). It also had $218,052 in Zero Coupon Treasuries with annual maturities providing $58,593 in fiscal year 2003 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $125,005 for the nine months ended December 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $65,536 and the changes in operating assets and liabilities, net cash used in operating activities was $29,309. Cash provided by investing activities totaled $30,756, consisting of $5,057 in cash distributions from the Project Partnerships and $25,699 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2002 increased from $4,715 for the nine months ended December 31, 2001 to $10,898 as a result of an increase in operating expenses.

   At December 31, 2002, the Series had $198,066 of short-term investments (Cash and Cash Equivalents). It also had $193,953 in Zero Coupon Treasuries with annual maturities providing $52,100 in fiscal year 2003, increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $69,155 for the nine months ended December 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $10,898 and the changes in operating assets and liabilities, net cash used in operating activities was $38,474. Cash provided by investing activities totaled $38,512, consisting of $15,653 in cash distributions from the Project Partnerships and $22,859 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2002 increased from $59,907 for the nine months ended December 31, 2001 to $72,547 as a result of a decrease in rental income due to lower occupancy.

   At December 31, 2002, the Series had $273,267 of short-term investments (Cash and Cash Equivalents). It also had $245,718 in Zero Coupon Treasuries with annual maturities providing $66,032 in fiscal year 2003 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $146,370 for the nine months ended December 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $72,547 and the changes in operating assets and liabilities, net cash used in operating activities was $42,013. Cash provided by investing activities totaled $43,101, consisting of $14,141 in cash distributions from the Project Partnerships and $28,960 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2002 decreased from $137,228 for the nine months ended December 31, 2001 to $89,126 as a result of an increase in rental income due to higher occupancy.

   At December 31, 2002, the Series had $379,536 of short-term investments (Cash and Cash Equivalents). It also had $306,256 in Zero Coupon Treasuries with annual maturities providing $82,275 in fiscal year 2003 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $179,564 for the nine months ended December 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $89,126 and the changes in operating assets and liabilities, net cash used in operating activities was $53,860. Cash provided by investing activities totaled $53,019, consisting of $16,925 in cash distributions from the Project Partnerships and $36,094 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2002 decreased from $224,668 for the nine months ended December 31, 2001 to $147,712 as a result of not including losses of $377,896 in 2002 as compared to $160,411 in 2001 as these losses would reduce the investment in certain Project Partnerships below zero.

   At December 31, 2002, the Series had $369,152 of short-term investments (Cash and Cash Equivalents). It also had $320,961 in Zero Coupon Treasuries with annual maturities providing $66,000 in fiscal year 2003 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $252,633 for the nine months ended December 31, 2002. However, after adjusting for Equity in Losses of Project Partnerships of $147,712 and the changes in operating assets and liabilities, net cash used in operating activities was $97,490. Cash provided by investing activities totaled $11,265, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: February 5, 2003            By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: February 5, 2003            By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: February 5, 2003            By:/s/ Carol Georges
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

Date: February 5, 2003           By:/s/ Ronald M. Diner
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

Date: February 5, 2003           By:/s/ Carol Georges
                                 Carol Georges
                                 Vice President and Director of Accounting