Form 10-K
period 2003-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2003-06-27
CIK 857115

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 (FEE REQUIRES)

For the fiscal year ended              March 31, 2003

Commission File Number                    0-19022

                          Gateway Tax Credit Fund II Ltd.
           (Exact name of Registrant as specified in its charter)

          Florida                                  65-0142704
(State or other jurisdiction of               (I.R.S. Employer No.)
incorporation or organization)

     880 Carillon Parkway,   St. Petersburg,   Florida    33716
    (Address of principal executive offices)            (Zip Code)

Registrant's Telephone No., Including Area Code:   (727)567-4830

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
  Title of Each Class                               March 31, 2003
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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2003, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Assignees.

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5, and 6, respectively had been issued as of March 31, 2003. Each series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each series were used to acquire Project Partnerships which are specifically allocated to such series. Income or loss and all tax items from the Project Partnerships acquired by each series are specifically allocated among the Assignees of such series.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners. Profit or loss and cash distributions from sales of property will be allocated as described in the Limited Partnership Agreement.

   As of March 31, 2003, Gateway had invested in 22 Project Partnerships for Series 2, 23 Project Partnerships for Series 3, 29 Project Partnerships for Series 4, 36 Project Partnerships for Series 5 and 38 Project Partnerships for Series 6. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. As of March 31, 2003 each series was fully invested in Project Partnerships and management plans no new investments in the future.

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

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2003 the investor capital contributions were successfully invested in Project Partnerships, which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single investment in a Project Partnership in Series 2 is 13.4% of the Series' total assets, Series 3 is 8.2%, Series 4 is 8.2%, Series 5 is 8.0% and Series 6 is 6.5%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2002:

Item 2 - Properties (continued):

SERIES 2
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST -----------	OCCU-PANCY RATE -----

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

799,538

854,562

859,698

1,458,066

1,525,406

1,291,097

1,233,935

1,076,098

1,517,589

1,245,870

3,496,824

781,460

1,057,871

1,794,542

1,080,357

700,935

955,815

1,279,015

1,774,672

1,784,284

1,314,540

524,242

-----------

$28,406,416

79% 88% 96% 100% 100% 91% 100% 81% 100% 86% 97% 96% 85% 96% 93% 95% 97% 100% 77% 92% 100% 100%
		====		===========

The aggregate average effective rental per unit is $3,133 per year ($261 per month).

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

Inverness Club's occupancy rate was 97% and its average effective annual rental per unit was $5,343 ($445 per month) on December 31, 2002. The land cost was $205,500 and the building cost was $3,291,324. The building is depreciated using the straight line method over 27.5 years. Management believes the property insurance coverage is adequate. For the year ended December 31, 2002 the real estate taxes were $64,317.

Item 2 - Properties (continued): SERIES 3 PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST -----------	OCCU-PANCY RATE -----

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

1,789,148

1,744,103

1,148,484

860,273

1,804,010

1,597,701

1,072,975

1,127,259

1,386,223

826,883

345,037

1,580,978

1,091,205

440,425

927,256

1,630,721

1,188,292

1,459,016

1,803,194

1,150,622

935,143

824,759

1,384,751

-----------

$28,118,458

94% 98% 94% 88% 94% 94% 63% 92% 100% 100% 100% 95% 86% 100% 100% 87% 95% 89% 98% 100% 96% 96% 100%
		====		===========

The average effective rental per unit is $3,210 per year ($268 per month).

Item 2 - Properties (continued):

SERIES 4
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE ------

Alsace

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Sr.

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apts.

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

829,997

751,086

1,257,482

1,101,686

810,970

1,657,974

1,036,369

1,887,853

2,263,014

1,532,159

1,686,247

1,074,298

938,568

1,003,355

1,042,263

1,047,032

802,089

1,444,252

976,883

868,835

1,422,482

1,105,621

906,714

1,735,944

1,733,581

853,294

815,916

1,289,047

412,028

----------

$34,287,039

92% 100% 86% 97% 96% 96% 100% 93% 100% 100% 100% 46% 92% 96% 97% 100% 100% 98% 88% 100% 96% 96% 92% 100% 100% 100% 100% 100% 92%
		====		==========

The average effective rental per unit is $3,562 per year ($297 per month).

Item 2 - Properties (continued):

SERIES 5
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATEE ACQUIREDD --------	PROPERTY COST --------	OCCU-PANCY RATE -----

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

1,517,702

980,617

402,402

572,925

732,342

695,908

895,996

3,217,901

1,677,363

1,753,174

866,259

1,088,664

885,409

901,648

1,602,149

1,127,071

907,712

2,584,348

1,589,526

889,941

840,596

871,530

957,710

776,725

823,643

1,449,378

759,350

578,333

1,243,211

1,741,669

789,761

965,695

975,055

1,315,862

410,386

900,996

----------

$40,288,957

86% 96% 42% 75% 100% 90% 96% 95% 100% 98% 96% 94% 88% 96% 100% 97% 100% 95% 98% 96% 100% 67% 96% 83% 92% 100% 96% 88% 100% 98% 95% 100% 96% 91% 100% 92%
		=====		============

The average effective rental per unit is $3,501 per year ($292 per month).

Item 2 - Properties (continued):

SERIES 6
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE -----

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

1,141,446

678,795

738,270

1,247,221

1,285,021

1,358,791

1,676,842

685,776

1,053,059

676,931

1,653,116

1,037,966

978,559

886,158

409,350

1,214,262

1,532,968

1,627,002

1,404,863

1,022,561

967,376

1,279,221

1,116,744

1,205,389

964,451

944,307

1,200,823

1,426,475

1,649,283

1,526,912

3,039,054

1,033,990

844,240

560,977

1,383,886

616,082

936,944

1,474,973

-----------

$44,480,084

50% 100% 96% 79% 92% 100% 100% 88% 100% 100% 100% 92% 97% 100% 100% 84% 100% 100% 100% 96% 100% 100% 96% 100% 100% 92% 97% 97% 94% 95% 88% 100% 86% 100% 97% 94% 96% 95%
		=====		===========

The average effective rental per unit is $3,916 per year ($326 per month).

Item 2 - Properties (continued):

A summary of the cost of the properties at December 31, 2002, 2001 and 2000 is as follows:

         12/31/02
SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 125,464 26,377,933 890,839 0 ----------- 28,406,416 11,017,194 ----------- $ 17,389,222	$ 985,546 253,348 25,412,059 1,467,505 0 ----------- 28,118,458 13,441,035 ----------- $ 14,677,423	$ 1,188,112 169,332 31,332,798 1,596,797 0 ----------- 34,287,039 12,319,974 ----------- $ 21,967,065
	============	============	============

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,456,671 150,142 36,867,774 1,814,370 0 ----------- 40,288,957 14,615,269 ----------- $ 25,673,688	$ 1,779,755 536,545 39,884,445 2,279,339 0 ----------- 44,480,084 14,953,588 ----------- $ 29,526,496	$ 6,422,264 1,234,831 159,875,009 8,048,850 0 ----------- 175,580,954 66,347,060 ----------- $109,233,894
	============	============	============

         12/31/01
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 125,464 26,261,278 931,578 0 ----------- 28,330,500 10,152,720 ----------- $18,177,780	$ 985,546 251,976 25,247,403 1,285,630 0 ----------- 27,770,555 12,513,532 ----------- $15,257,023	$ 1,188,112 164,057 30,125,849 1,494,488 0 ----------- 32,972,506 11,277,285 ----------- $21,695,221
	===========	===========	===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,456,671 72,944 37,045,749 1,635,437 0 ----------- 40,210,801 13,336,649 ----------- $26,874,152	$ 1,779,755 534,541 39,858,054 2,179,474 0 ----------- 44,351,824 13,603,728 ----------- $30,748,096	$ 6,422,264 1,148,982 158,538,333 7,526,607 0 ------------ 173,636,186 60,883,914 ------------ $112,752,272
	===========	===========	============

12/31/00
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 123,358 26,249,454 908,034 0 ----------- 28,293,026 9,287,713 ----------- $19,005,313	$ 985,546 379,665 25,021,159 1,234,233 0 ----------- 27,620,603 11,579,979 ----------- $16,040,624	$ 1,188,112 153,052 29,917,751 1,465,181 0 ----------- 32,724,096 10,297,994 ----------- $22,426,102
	===========	===========	===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,456,671 72,944 37,006,489 1,612,553 0 ----------- 40,148,657 12,049,324 ----------- $28,099,333	$ 1,779,755 531,557 39,822,962 2,090,579 0 ----------- 44,224,853 12,258,319 ----------- $31,966,534	$ 6,422,264 1,260,576 158,017,815 7,310,580 0 ------------ 173,011,235 55,473,329 ------------ $117,537,906
	===========	===========	============

Item 3. Legal Proceedings

  Gateway is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  As of March 31, 2003, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

(b)  Approximate Number of Equity Security Holders:

Title of Class                                    Number of Holders
                                                as of March 31, 2003
Beneficial Assignee Certificates                        2,258
General Partner Interest                                  2

Item 6. Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 2	2003 ----	2002 ----	2001 ----	2000 ----	1999 ----
Total Revenues	$ 31,644	$ 36,666	$ 43,114	$ 40,198	$ 41,405
Net Loss	(85,230)	(99,198)	(123,576)	(166,538)	(221,305)
Equity in Losses of Project Partnerships	(17,624)	(43,931)	(76,493)	(115,544)	(126,899)
Total Assets	523,794	575,947	634,752	723,067	853,057
Investments In Project Partnerships	58,381	78,301	124,529	208,215	331,579
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	2.79 7.31 (146.95)	64.12 11.87 (148.48)	162.60 14.10 (127.50)	166.30 12.20 (141.60)	166.30 12.90 (144.60)
Net Loss	(13.75)	(16.00)	(19.94)	(26.87)	(35.71)

FOR THE YEARS ENDED MARCH 31,:
SERIES 3	2003 ----	2002 ----	2001 ----	2000 ----	1999 ----
Total Revenues	$ 37,951	$ 42,526	$ 52,385	$ 51,385	$ 44,329
Net Loss	(82,729)	(80,062)	(58,677)	(147,068)	(187,324)
Equity in Losses of Project Partnerships	(25,505)	(34,441)	(26,094)	(114,700)	(105,820)
Total Assets	405,777	465,530	512,301	545,897	669,866
Investments In Project Partnerships	6,633	34,601	71,138	100,190	218,820
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	1.38 7.92 (137.28)	6.22 13.83 (154.72)	44.70 14.00 (156.40)	68.90 12.80 (151.20)	164.30 14.10 (145.00)
Net Loss	(15.01)	(14.53)	(10.65)	(26.69)	(33.99)

Item 6. Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 4	2003 ----	2002 ----	2001 ----	2000 ----	1999 ----
Total Revenues	$ 35,591	$ 44,426	$ 51,145	$ 48,997	$ 46,672
Net Loss	(160,313)	(185,366)	(311,663)	(235,491)	(348,671)
Equity in Losses of Project Partnerships	(77,657)	(118,314)	(254,163)	(175,823)	(208,919)
Total Assets	536,633	663,983	807,069	1,082,020	1,280,602
Investments In Project Partnerships	12,279	96,741	223,689	487,692	676,348
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	2.98 8.48 (147.73)	82.68 12.51 (149.99)	165.70 15.00 (160.40)	168.60 14.30 137.50)	168.60 14.10 (136.00)
Net Loss	(22.95)	(26.54)	(44.62)	(33.71)	(49.92)

FOR THE YEARS ENDED MARCH 31,:
SERIES 5	2003 ----	2002 ----	2001 ----	2000 ----	1999 ----
Total Revenues	$ 48,076	$ 58,867	$ 64,244	$ 65,839	$ 64,661
Net Loss	(261,993)	(268,277)	(248,131)	(243,982)	(403,555)
Equity in Losses of Project Partnerships	(159,492)	(189,327)	(179,765)	(178,140)	(300,042)
Total Assets	1,073,840	1,298,281	1,519,231	1,728,422	1,932,914
Investments In Project Partnerships	376,275	550,146	752,227	951,449	1,145,581
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	54.70 6.71 (136.53)	153.83 12.75 (145.76)	164.60 15.60 (140.30)	164.60 14.30 (134.60)	164.60 14.40 (149.20)
Net Loss	(30.10)	(30.83)	(28.51)	(28.03)	(46.37)

Item 6. Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 6	2003 ----	2002 ----	2001 ----	2000 ----	1999 ---
Total Revenues	$ 42,340	$ 52,783	$ 57,541	$ 54,234	$ 50,722
Net Loss	(334,594)	(407,763)	(481,031)	(531,947)	(701,324)
Equity in Losses of Project Partnerships	(209,950)	(306,042)	(384,730)	(433,597)	(601,405)
Total Assets	1,731,924	2,016,612	2,364,264	2,793,368	3,272,734
Investments In Project Partnerships	1,024,672	1,257,026	1,584,877	1,997,390	2,464,086
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	129.74 7.48 (115.70)	167.27 11.24 (127.50)	165.60 13.80 (127.30)	165.50 12.70 (126.50)	165.50 12.90 (129.30)
Net Loss	(32.78)	(39.95)	(47.13)	(52.12)	(68.54)

(A) The per BAC tax information is as of December 31, the year end for tax purposes.

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

Item 7. Controls and Procedures

  Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Liquidity and Capital Resources

  In 2003, a General Partner of one Project Partnership in Series 3 and seven Project Partnerships in Series 4 plead guilty to fraud and conspiracy charges relating to these project partnerships and other partnerships not related to Gateway Tax Credit Fund II, LTD. The Partnership is in the process of substituting a new General Partner and does not feel that this situation will have a material impact on the financial statements.

  Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

  As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the years ended March 31, 2003, March 31, 2002 and March 31, 2001. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 2003 are comparable to March 31, 2002 and March 31, 2001.

  The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel and legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships. The capital resources are also used to pay the Asset Management Fee due to the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs. (Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the return of the investors' original capital contributions).

  The sources of funds to pay the operating costs of each Series are short-term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries"), which were purchased with funds set aside for this purpose and cash distributed to the Series from the operations of the Project Partnerships.

  From inception, no Series has paid distributions, and management does not anticipate distributions in the future.

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. As of March 31, 2003, the series had invested $4,524,678 in 22 Project Partnerships located in 10 states containing 723 apartment units. Average occupancy of the Project Partnerships was 93% at December 31, 2002.

  Equity in Losses of Project Partnerships decreased from $76,493 for the year ended March 31, 2001 to $43,931 for the year ended March 31, 2002 and to $17,624 for the year ended March 31, 2003. As presented in Note 5, Gateway's share of net loss decreased from $611,603 for the year ended March 31, 2001 to $706,233 for the year ended March 31, 2002 and increased to $696,894 for the year ended March 31,2003. Suspended Losses decreased from $535,110 for the year ended March 31, 2001 to $662,302 for the year ended March 31, 2002 and increased to $679,270 for the year ended March 31, 2003. These losses would reduce the investment in Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $893,266, $865,003 and $864,473 for the years ended December 31, 2000, 2001, and 2002 respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits that meet projections.

  At March 31, 2003, the Series had $243,155 of short-term investments (Cash and Cash Equivalents). It also had $222,258 in Zero Coupon Treasuries with annual maturities providing $58,593 in fiscal year 2004 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $85,230 for the year ending March 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $17,624 and the changes in operating assets and liabilities, net cash used in operating activities was $32,613, of which $34,741 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $39,963, consisting of $14,265 in cash distributions from the Project Partnerships and $25,698 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. As of March 31, 2003 the series had invested $3,888,713 in 23 Project Partnerships located in 12 states containing 768 apartment units. Average occupancy of the Project Partnerships was 94% as of December 31, 2002.

  Equity in Losses of Project Partnerships increased from $26,094 for the year ended March 31, 2001 to $34,441 for the year ended March 31, 2002 and decreased to $25,505 for the year ended March 31, 2003. As presented in Note 5, Gateway's share of net loss decreased from $735,412 for the year ended March 31, 2001 to $710,345 for the year ended March 31, 2002 and to $608,873 for the year ended March 31, 2003. Suspended Losses decreased from $709,318 for the year ended March 31, 2001 to $675,904 for the year ended March 31, 2002 and to $583,368 for the year ended March 31, 2003. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $941,538, $946,476 and $961,550 for the years ended December 31, 2000, 2001 and 2002, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2003, the Series had $201,450 of short-term investments (Cash and Cash Equivalents). It also had $197,694 in Zero Coupon Treasuries with annual maturities providing $52,100 in fiscal year 2004 increasing to $58,940 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $82,729 for the year ended March 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $25,505 and the changes in operating assets and liabilities, net cash used in operating activities was $42,551, of which $39,573 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $45,973, consisting of $23,114 in cash distributions received from the Project Partnerships and $22,859 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. As of March 31, 2003, the series had invested $4,952,519 in 29 Project Partnerships located in 16 states containing 879 apartment units. Average occupancy of the Project Partnerships was 96% at December 31, 2002.

  Equity in Losses of Project Partnerships decreased from $254,163 for the year ended March 31, 2001 to $118,314 for the year ended March 31, 2002 and decreased to $77,657 for the year ended March 31, 2003. As presented in Note 5, Gateway's share of net loss decreased from $847,148 for the year ended March 31, 2001 to $766,057 for the year ended March 31, 2002 and decreased to $695,800 for the year ended March 31, 2003. Suspended Losses increased from $592,985 for the year ended

March 31, 2001 to $647,743 for the year ended March 31, 2002 and decreased to $618,144 for the year ended March 31, 2003. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $976,176, $979,666 and $1,044,807 for the years ended December 31, 2000, 2001 and 2002, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2003, the Series had $273,896 of short-term investments (Cash and Cash Equivalents). It also had $250,458 in Zero Coupon Treasuries with annual maturities providing $66,032 in fiscal year 2004 increasing to $74,700 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $160,313 for the year ended March 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $77,657 and the changes in operating assets and liabilities, net cash used in operating activities was $46,928, of which $44,046 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $48,645, consisting of $19,685 in cash distributions from the Project Partnerships and $28,960 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. As of March 31, 2003, the series had invested $6,164,472 in 36 Project Partnerships located in 13 states containing 1,106 apartment units. Average occupancy of the Project Partnerships was 94% as of December 31, 2002.

  Equity in Losses of Project Partnerships were comparable for the years ended March 31, 2001, 2002, and 2003. (These Project Partnerships reported depreciation and amortization of $1,283,498, $1,294,116 and $1,280,622 for the years ended December 31, 2000, 2001 and 2002, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2003, the Series had $385,402 of short-term investments (Cash and Cash Equivalents). It also had $312,163 in Zero Coupon Treasuries with annual maturities providing $82,275 in fiscal year 2004 increasing to $93,075 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $261,993 for the year ended March 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $159,492 and the changes in operating assets and liabilities, net cash used in operating activities was $61,551, of which $57,351 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $66,576 consisting of $30,482 in cash distributions from the Project Partnerships and $36,094 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. As of March 31, 2003, the series had invested $7,462,215 in 38 Project Partnerships located in 19 states containing 1,086 apartment units. Average occupancy of the Project Partnerships was 95% as of December 31, 2002.

  Equity in Losses of Project Partnerships decreased from $384,730 for the year ended March 31, 2001 to $306,042 for the year ended March 31, 2002 and to $209,950 for the year ended March 31, 2003. These decreases were due to additional suspended losses of $523,064, $609,347, and $591,184 for the years ended March 31, 2001, 2002 and 2003 respectively, as these losses would reduce the investment in certain Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,337,714, $1,347,661 and $1,361,813 for the years ended December 31, 2000, 2001 and 2002, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2003, the Series had $447,585 of short-term investments (Cash and Cash Equivalents). It also had $259,667 in Zero Coupon Treasuries with annual maturities providing $70,000 in fiscal year 2004 increasing to $83,000 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $334,594 for the year ended March 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $209,950 and the changes in operating assets and liabilities, net cash used in operating activities was $70,481, of which $55,509 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $62,689 of which $30,427 was received in cash distributions from the Project Partnerships and $32,262 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

Item 9. Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

To the Partners of Gateway Tax Credit Fund II Ltd.

   We have audited the accompanying balance sheets of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) as of March 31, 2003 and 2002 and the related statements of operations, partners' equity (deficit), and cash flows of each of the five Series for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which cumulative equity in losses included on the balance sheets as of March 31, 2003 and 2002 and net losses included on the statements of operations for each of the three years in the period ended March 31, 2003 are:

	Cumulative Equity in Losses March 31, --------		Partnership Loss Year Ended March 31, --------------------
	2003 ----	2002 ----	2003 ----	2002 ----	2001 ----

Series 2	$3,763,016	$3,763,013	$ 0	$ 29,397	$ 57,696
Series 3	3,138,561	3,126,202	12,361	11,713	13,173
Series 4	3,431,461	3,360,237	71,223	57,051	176,447
Series 5	3,749,328	3,680,345	68,984	79,648	92,712
Series 6	4,549,163	4,418,917	130,246	181,311	242,250

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

    In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

                                         /s/ Spence, Marston, Bunch, Morris & Co.
                                         SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                         Certified Public Accountants

Clearwater, Florida
June 20, 2003

PART I - Financial Information
  Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2003 AND 2002
SERIES 2	2003 ----	2002 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 2 had 6,136 at March 31, 2003 and 2002 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 2 had 6,136 at March 31, 2003 and 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 243,155
58,586
----------
301,741

163,672
58,381
----------
$ 523,794
==========

$  53,915
----------
53,915

----------
462,542
----------

61,063
(53,726)
----------
7,337
----------
$ 523,794
==========

$ 235,805
56,098
----------
291,903

205,743
78,301
----------
$ 575,947
==========

$  54,118
----------
54,118

----------
429,262
----------

145,441
(52,874)
----------
92,567
----------
$ 575,947
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2003 AND 2002
SERIES 3	2003 ----	2002 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 3 had 5,456 at March 31, 2003 and 2002 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 3 had 5,456 at March 31, 2003 and 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 201,450
52,111
----------
253,561

145,583
6,633
----------
$ 405,777
==========

$  58,599
----------
58,599
----------

342,384
----------

52,562
(47,768)
----------
4,794
----------
$ 405,777
==========

$ 198,028
49,898
----------
247,926

183,003
34,601
----------
$ 465,530
==========

$  58,717
----------
58,717
----------

319,290
----------

134,464
(46,941)
----------
87,523
----------
$ 465,530
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2003 AND 2002
SERIES 4	2003 ----	2002 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 4 had 6,915 at March 31, 2003 and 2002 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 4 had 6,915 at March 31, 2003 and 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  273,896
66,019
-----------
339,915

184,439
12,279
-----------
$  536,633
===========

$   66,103
-----------
66,103
-----------

448,900
-----------

82,068
(60,438)
----------
21,630
----------
$  536,633
===========

$  272,179
63,215
-----------
335,394

231,848
96,741
-----------
$  663,983
===========

$   66,364
-----------
66,364
-----------

415,676
-----------

240,778
(58,835)
----------
181,943
----------
$  663,983
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2003 AND 2002
SERIES 5	2003 ----	2002 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 5 had 8,616 at March 31, 2003 and 2002 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 5 had 8,616 at March 31, 2003 and 2002, issued and outstanding
General Partners

  Total Partners' Equity

   Total Liabilities and Partners' Equity

$  385,402
82,284
-----------
467,686

229,879
376,275
-----------
$1,073,840
===========

$   87,203
-----------
87,203
-----------

455,765
-----------

601,187
(70,315)
-----------
530,872
-----------
$1,073,840
===========

$  380,377
78,790
-----------
459,167

288,968
550,146
-----------
$1,298,281
===========

$   87,779
-----------
87,779
-----------

417,637
-----------

860,560
(67,695)
-----------
792,865
-----------
$1,298,281
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2003 AND 2002
SERIES 6	2003 ----	2002 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 6 had 10,105 at March 31, 2003 and 2002 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 6 had 10,105 at March 31, 2003 and 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  447,585
66,339
-----------
513,924

193,328
1,024,672
-----------
$1,731,924
===========

$   83,931
-----------
83,931
-----------

586,023
-----------

1,140,076
(78,106)
-----------
1,061,970
-----------
$1,731,924
===========

$  455,377
62,622
-----------
517,999

241,587
1,257,026
-----------
$2,016,612
===========

$   83,891
-----------
83,891
-----------

536,157
-----------

1,471,324
(74,760)
-----------
1,396,564
-----------
$2,016,612
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
MARCH 31, 2003 AND 2002
TOTAL SERIES 2 - 6	2003 ----	2002 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 2-6 had 37,228 at March 31, 2003 and 2002 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 2-6 had 37,228 at March 31, 2003 and 2002, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$1,551,488
325,339
-----------
1,876,827

916,901
1,478,240
-----------
$4,271,968
===========

$  349,751
-----------
349,751
-----------

2,295,614
-----------

1,936,956
(310,353)
-----------
1,626,603
-----------
$4,271,968
===========

$1,541,766
310,623
-----------
1,852,389

1,151,149
2,016,815
-----------
$5,020,353
===========

$  350,869
-----------
350,869
-----------

2,118,022
-----------

2,852,567
(301,105)
-----------
2,551,462
-----------
$5,020,353
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 2	2003 ----	2002 ----	2001 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   18,979
12,665
-----------
31,644
-----------

68,021

18,483
12,050
696
-----------
99,250
-----------

(67,606)

(17,624)
-----------
$  (85,230)
===========

$  (84,378)
(852)
-----------
$  (85,230)
===========

$   (13.75)
===========
6,136
===========

$   25,806
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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
Series 3	2003 ----	2002 ----	2001 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  16,784
21,167
----------
37,951
----------

62,667

19,323
12,669
516
----------
95,175
----------

(57,224)

(25,505)
----------
$ (82,729)
==========

$ (81,902)
(827)
----------
$ (82,729)
==========

$  (15.01)
==========
5,456
==========

$  22,536
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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 4	2003 ----	2002 ----	2001 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  21,475
14,116
---------
35,591
---------

77,271

24,365
15,376
1,235
---------
118,247
---------

(82,656)

(77,657)
---------
$(160,313)
==========

$(158,710)
(1,603)
---------
$(160,313)
==========

$  (22.95)
==========
6,915
==========

$  29,219
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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 5	2003 ----	2002 ----	2001 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$ 27,167
20,909
----------
48,076
----------

95,480

30,245
20,045
4,807
----------
150,577
----------

(102,501)

(159,492)
----------
$(261,993)
==========

$(259,373)
(2,620)
----------
$(261,993)
==========

$  (30.10)
=========
8,616
==========

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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 6	2003 ----	2002 ----	2001 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  25,421
16,919
----------
42,340
----------

105,376

31,926
20,786
8,896
----------
166,984
----------

(124,644)

(209,950)
----------
$(334,594)
==========

$(331,248)
(3,346)
----------
$(334,594)
==========

$  (32.78)
==========
10,105
==========

$  35,129
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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 2 - 6	2003 ----	2002 ----	2001 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships
Equity in Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$  109,826
85,776
-----------
195,602
-----------

408,815

124,342
80,926
16,150
-----------
630,233
-----------

(434,631)

(490,228)
-----------
$  (924,859)
============

$  (915,611)
(9,248)
------------
$  (924,859)
============

$  150,025
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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003	$ 365,987 (122,340) ----------- 243,647 (98,206) ----------- 145,441 (84,378) ----------- $ 61,063 ===========	$ (50,646) (1,236) ----------- (51,882) (992) ----------- (52,874) (852) ----------- $ (53,726) ===========	$ 315,341 (123,576) ----------- 191,765 (99,198) ----------- 92,567 (85,230) ----------- $ 7,337 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003	$ 271,815 (58,090) ----------- 213,725 (79,261) ----------- 134,464 (81,902) ----------- $ 52,562 ===========	$ (45,553) (587) ---------- (46,140) (801) ---------- (46,941) (827) ---------- $ (47,768) ==========	$ 226,262 (58,677) ----------- 167,585 (80,062) ----------- 87,523 (82,729) ----------- $ 4,794 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003	$ 732,836 (308,546) ----------- 424,290 (183,512) ----------- 240,778 (158,710) ----------- $ 82,068 ===========	$ (53,864) (3,117) ---------- (56,981) (1,854) ---------- (58,835) (1,603) ---------- $ (60,438) ==========	$ 678,972 (311,663) ----------- 367,309 (185,366) ----------- 181,943 (160,313) ----------- $ 21,630 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003	$1,371,804 (245,650) ----------- 1,126,154 (265,594) ----------- 860,560 (259,373) ----------- $ 601,187 ===========	$ (62,531) (2,481) ---------- (65,012) (2,683) ---------- (67,695) (2,620) ---------- $ (70,315) ==========	$1,309,273 (248,131) ----------- 1,061,142 (268,277) ----------- 792,865 (261,993) ----------- $ 530,872 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003	$ 2,351,230 (476,221) ------------ 1,875,009 (403,685) ------------ 1,471,324 (331,248) ------------ $ 1,140,076 ============	$ (65,872) (4,810) ---------- (70,682) (4,078) ---------- (74,760) (3,346) ---------- $ (78,106) ==========	$ 2,285,358 (481,031) ----------- 1,804,327 (407,763) ----------- 1,396,564 (334,594) ----------- $ 1,061,970 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2000 Net Loss Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003	$ 5,093,672 (1,210,847) ------------ 3,882,825 (1,030,258) ------------ 2,852,567 (915,611) ------------ $ 1,936,956 ============	$ (278,466) (12,231) ---------- (290,697) (10,408) ---------- (301,105) (9,248) ---------- $(310,353) ==========	$ 4,815,206 (1,223,078) ------------ 3,592,128 (1,040,666) ------------ 2,551,462 (924,859) ----------- $ 1,626,603 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 2 --------	2003 ----	2002 ----	2001 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss   to Net Cash Used in Operating   Activities:
    Amortization
    Accreted Interest Income on
    Investments in Securities
    Equity in Losses of Project
    Partnerships
    Interest Income from
    Redemption of Securities
    Distributions Included in
    Other Income
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners

        Net Cash Used in
        Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment in
  Securities

        Net Cash Provided by
        Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(85,230) 696 (16,515) 17,624 30,400 (12,665) 33,077 ---------- (32,613) ---------- 14,265 25,698 ---------- 39,963 ---------- 7,350 235,805 ---------- $ 243,155 ==========	$(99,198) 697 (19,381) 43,931 26,907 (10,860) 40,393 ---------- (17,511) ---------- 12,460 26,928 ---------- 39,388 ---------- 21,877 213,928 ---------- $ 235,805 ==========	$(123,576) 1,801 (21,814) 76,493 23,537 (8,982) 35,262 ---------- (17,279) ---------- 14,374 28,263 ---------- 42,637 ---------- 25,358 188,570 ---------- $ 213,928 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 3 -------	2003 ----	2002 ----	2001 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss   to Net Cash Used in Operating   Activities:
    Amortization
    Accreted Interest Income on
    Investments in Securities
    Equity in Losses of Project
    Partnerships
    Interest Income from
    Redemption of Securities
    Distributions Included In
    Other Income
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners

        Net Cash Used in
        Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment
  in Securities

        Net Cash Provided by
        Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$ (82,729) 516 (14,689) 25,505 27,037 (21,167) 22,976 ---------- (42,551) ---------- 23,114 22,859 ---------- 45,973 ---------- 3,422 198,028 ---------- $ 201,450 ==========	$ (80,062) 1,120 (17,239) 34,441 23,934 (19,990) 33,291 ---------- (24,505) ---------- 20,966 23,952 ---------- 44,918 ---------- 20,413 177,615 ---------- $ 198,028 ==========	$ (58,677) 1,120 (19,403) 26,094 20,936 (22,840) 25,081 ---------- (27,689) ---------- 24,678 25,139 ---------- 49,817 ---------- 22,128 155,487 ---------- $ 177,615 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 4 --------	2003 ----	2002 ----	2001 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss   to Net Cash Used in Operating   Activities:
    Amortization
    Accreted Interest Income on
    Investments in Securities
    Equity in Losses of Project
    Partnerships
    Interest Income from
    Redemption of Securities
    Distributions Included In
    Other Income
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners

         Net Cash Used in
         Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment in
  Securities

        Net Cash Provided by
        Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(160,313) 1,235 (18,610) 77,657 34,256 (14,116) 32,963 ---------- (46,928) ---------- 19,685 28,960 ---------- 48,645 ---------- 1,717 272,179 ---------- $ 273,896 ==========	$(185,366) 3,949 (21,840) 118,314 30,322 (15,207) 42,280 ---------- (27,548) ---------- 19,892 30,344 ---------- 50,236 ---------- 22,688 249,491 ---------- $ 272,179 ==========	$(311,663) 5,288 (24,581) 254,163 26,523 (12,170) 36,712 ---------- (25,728) ---------- 16,722 31,849 ---------- 48,571 ---------- 22,843 226,648 ---------- $ 249,491 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 5 --------	2003 ----	2002 ----	2001 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss   to Net Cash Used in Operating   Activities:
    Amortization
    Accreted Interest Income on
    Investments in Securities
    Equity in Losses of Project
    Partnerships
    Interest Income from
    Redemption of Securities
    Distributions Included In
    Other Income
    Changes in Operating Assets
    and Liabilities:
      Increase in Payable to
      General Partners

        Net Cash Used in Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment in
  Securities

        Net Cash Provided by
        Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(261,993) 4,807 (23,195) 159,492 42,695 (20,909) 37,552 ---------- (61,551) ---------- 30,482 36,094 ---------- 66,576 ---------- 5,025 380,377 ---------- $ 385,402 ==========	$(268,277) 5,110 (27,221) 189,327 37,793 (21,532) 47,327 ---------- (37,473) ---------- 29,176 37,820 ---------- 66,996 ---------- 29,523 350,854 ---------- $ 380,377 ==========	$(248,131) 5,110 (30,637) 179,765 33,057 (13,899) 38,940 ---------- (35,795) ---------- 28,246 39,696 ---------- 67,942 ---------- 32,147 318,707 ---------- $ 350,854 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
SERIES 6 -------	2003 ----	2002 ----	2001 ----

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
  Securities

        Net Cash Provided by
        Investing Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(334,594) 8,896 (21,459) 209,950 33,739 (16,919) 49,906 ---------- (70,481) ---------- 30,427 32,262 ---------- 62,689 ---------- (7,792) 455,377 ---------- $ 447,585 ==========	$(407,763) 9,451 (24,458) 306,042 28,941 (17,654) 60,111 ---------- (45,330) ---------- 30,012 33,059 ---------- 63,071 ---------- 17,741 437,636 ---------- $ 455,377 ==========	$(481,031) 13,314 (26,573) 384,730 24,290 (8,932) 51,927 ---------- (42,275) ---------- 23,401 33,710 ---------- 57,111 ---------- 14,836 422,800 ---------- $ 437,636 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001:
TOTAL SERIES 2 - 6 ------------------	2003 ----	2002 ----	2001 ----

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
    Distributions Included In Other
    Income
    Changes in Operating Assets and     Liabilities:
      Increase in Payable to
      General Partners

        Net Cash Used in Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment in
  Securities

         Net Cash Provided by
         Investing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(924,859) 16,150 (94,468) 490,228 168,127 (85,776) 176,474 ----------- (254,124) ----------- 117,973 145,873 ----------- 263,846 ----------- 9,722 1,541,766 ----------- $ 1,551,488 ===========	$(1,040,666) 20,327 (110,139) 692,055 147,897 (85,243) 223,402 ----------- (152,367) ----------- 112,506 152,103 ----------- 264,609 ----------- 112,242 1,429,524 ----------- $ 1,541,766 ===========	$(1,223,078) 26,633 (123,008) 921,245 128,343 (66,823) 187,922 ----------- (148,766) ----------- 107,421 158,657 ----------- 266,078 ----------- 117,312 1,312,212 ----------- $1,429,524 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003, 2002 AND 2001

NOTE 1 - ORGANIZATION:

  Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 2003, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

  Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of March 31, 2003. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Reclassifications

  For comparability, the 2002 and 2001 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2003.

Recent Accounting Pronouncements

  In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have an effect on the financial position or results of operations of the Partnership.

  In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

NOTE 3 - INVESTMENT IN SECURITIES:

  The March 31, 2003 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $129,514 for Series 2, $115,200 for Series 3, $145,946 for Series 4, $181,903 for Series 5 and $139,250 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.
	Estimated Market Value ----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 2	$ 242,427	$ 222,258	$ 20,169
Series 3	215,563	197,694	17,869
Series 4	273,204	250,458	22,746
Series 5	340,410	312,163	28,247
Series 6	292,364	259,667	32,697

As of March 31, 2003, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 58,586	$ 52,111	$ 66,019
After 1 year through 5 years	163,672 ---------	145,583 ---------	184,439 ---------
Total Amount Carried on Balance Sheet	$ 222,258 =========	$ 197,694 =========	$ 250,458 =========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 82,284	$ 66,339	$ 325,339
After 1 year through 5 years	229,879 ----------	193,328 ----------	916,901 ----------
Total Amount Carried on Balance Sheet	$ 312,163 ==========	$ 259,667 ==========	$1,242,240 ==========

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

  For the years ended March 31, 2003, 2002 and 2001 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.
	2003 ----	2002 ----	2001 ----
Series 2	$ 68,021	$ 68,197	$ 68,361
Series 3	62,667	62,892	63,104
Series 4	77,271	77,474	77,661
Series 5	95,480	95,755	96,008
Series 6	105,376 ---------	105,753 ---------	106,125 ---------
Total	$ 408,815 =========	$ 410,071 =========	$ 411,259 =========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
	2003 ----	2002 ----	2001 ----
Series 2	$ 18,483	$ 11,737	$ 9,149
Series 3	19,323	12,271	9,565
Series 4	24,365	15,471	12,060
Series 5	30,245	19,205	14,972
Series 6	31,926 --------	20,272 --------	15,803 --------
	$124,342	$ 78,956	$ 61,549
Total	========	========	========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 2

  As of March 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 22 Project Partnerships which own and operate government assisted multi-family housing complexes.
  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2003 --------------	MARCH 31, 2002 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 4,524,678 (4,691,275) (82,805) ----------- (249,402) 390,838 (83,055) ----------- $ 58,381 ===========	$ 4,524,678 (4,673,651) (81,202) ----------- (230,175) 390,838 (82,362) ----------- $ 78,301 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,619,969 for the year ended March 31, 2003 and cumulative suspended losses of $2,940,699 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 3

  As of March 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 23 Project Partnerships which own and operate government assisted multi-family housing complexes.
  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2003 --------------	MARCH 31, 2002 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 3,888,713 (4,128,342) (163,436) ----------- (403,065) 491,746 (82,048) ----------- $ 6,633 ============	$ 3,888,713 (4,102,836) (161,490) ------------ (375,613) 491,746 (81,532) ------------ $ 34,601 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,423,589 for the year ended March 31, 2003 and cumulative suspended losses of $3,840,222 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 4

  As of March 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 29 Project Partnerships which own and operate government assisted multi-family housing complexes.
  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2003 --------------	MARCH 31, 2002 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 4,952,519 (5,260,142) (121,974) ----------- (429,597) 562,967 (121,091) ----------- $ 12,279 ===========	$ 4,952,519 (5,182,485) (116,404) ----------- (346,370) 562,967 (119,856) ----------- $ 96,741 ===========

1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,390,030 for the year ended March 31, 2003 and cumulative suspended losses of $2,771,886 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 5

  As of March 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 36 Project Partnerships which own and operate government assisted multi-family housing complexes.
  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2003 --------------	MARCH 31, 2002 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees  and expenses

Investments in Project Partnerships

$ 6,164,472 (6,114,123) (188,111) ----------- (137,762) 650,837 (136,800) ----------- $ 376,275 ===========	$ 6,164,472 (5,954,631) (178,539) ----------- 31,302 650,837 (131,993) ----------- $ 550,146 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,001,897 for the year ended March 31, 2003 and cumulative suspended losses of $3,217,418 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 6

  As of March 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 38 Project Partnerships which own and operate government assisted multi-family housing complexes.
  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2003 --------------	MARCH 31, 2002 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees  and expenses

Investments in Project Partnerships

$ 7,462,215 (6,830,543) (204,108) ----------- 427,564 785,179 (188,071) ----------- $ 1,024,672 ============	$ 7,462,215 (6,620,593) (190,600) ------------ 651,022 785,179 (179,175) ------------ $ 1,257,026 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,752,730 for the year ended March 31, 2003 and cumulative suspended losses of $2,161,546 for the year ended March 31, 2002 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

TOTAL SERIES 2 - 6

  The following is a summary of Investments in Project Partnerships:
MARCH 31, 2003 --------------	MARCH 31, 2002 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 26,992,597 (27,024,425) (760,434) ----------- (792,262) 2,881,567 (611,065) ----------- $ 1,478,240 ===========	$ 26,992,597 (26,534,196) (728,235) ------------ (269,834) 2,881,567 (594,918) ------------ $ 2,016,815 ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 2	2002 ----	2001 ----	2000 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 1,996,703
17,389,222
30,833
------------
$19,416,758
============

$   479,598
22,911,635
------------
23,391,233
------------

(3,898,565)
(75,910)
------------
(3,974,475)
------------

$19,416,758
============

$ 4,185,769
------------
2,005,732
2,019,497
864,473
------------
4,889,702
------------
$ (703,933)
============
$   (7,039)
============
$ (696,894)

679,270
------------

$  (17,624)
============

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
============

As of December 31, 2002, the largest Project Partnership constituted 13.4% and 14.0%, and as of December 31, 2001 the largest Project Partnership constituted 12.2% and 13.6% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 3	2002 ----	2001 ----	2000 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,494,464
14,677,423
207,241
-----------
$17,379,128
===========

$   767,216
21,388,284
-----------
22,155,500
-----------

(5,199,220)
422,848
-----------
(4,776,372)
-----------

$17,379,128
============

$ 3,894,384
-----------
1,846,763
1,705,335
961,550
-----------
4,513,648
-----------
$  (619,264)
============
$   (10,391)
============
$  (608,873)

583,368
-----------

$   (25,505)
============

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
============

As of December 31, 2002, the largest Project Partnership constituted 8.2% and 8.1%, and as of December 31, 2001 the largest Project Partnership constituted 6.6% and 6.3% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 4	2002 ----	2001 ----	2000 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,096,991
21,967,065
98,167
-----------
$24,162,223
===========

$ 1,042,776
26,217,878
-----------
27,260,654
-----------

(3,856,877)
758,446
-----------
(3,098,431)
-----------

$24,162,223
============

$ 4,729,907
-----------
2,278,471
2,111,419
1,044,807
-----------
5,434,697
-----------
$  (704,790)
===========
$    (8,990)
===========
$  (695,800)

618,143
-----------

$   (77,657)
===========

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
===========
$ (847,148)

592,985
-----------

$ (254,163)
===========

As of December 31, 2002, the largest Project Partnership constituted 8.2% and 6.3%, and as of December 31, 2001 the largest Project Partnership constituted 6.3% and 6.1% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of
December 31 of each year:
DECEMBER 31,
SERIES 5	2002 ----	2001 ----	2000 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,992,231
25,673,688
133,044
-----------
$28,798,963
============

$   803,333
32,351,185
-----------
33,154,518
-----------

(4,110,580)
(244,975)
-----------
(4,355,555)
-----------

$28,798,963
============

$ 5,359,025
-----------
2,910,555
2,121,354
1,280,622
-----------
6,312,531
-----------
$  (953,506)
============

$    (9,535)
============
$  (943,971)

784,479
-----------

$  (159,492)
============

$ 2,984,516
26,874,152
2,302
-----------
$29,860,970
============

$   735,358
32,462,257
-----------
33,197,615
-----------

(3,138,040)
(198,605)
-----------
(3,336,645)
-----------

$29,860,970
============

$ 5,345,086
-----------
2,776,878
2,259,308
1,294,116
-----------
6,330,302
-----------
$  (985,216)
============

$    (9,852)
============
$  (975,364)

786,037
-----------

$  (189,327)
============

$ 2,911,097
28,099,333
2,552
-----------
$31,012,982
============

$   733,324
32,564,539
-----------
33,297,863
-----------

(2,139,036)
(145,845)
-----------
(2,284,881)
-----------

$31,012,982
============

$ 5,291,101
-----------
2,708,108
2,277,520
1,283,498
-----------
6,269,126
-----------
$  (978,025)
============

$    (9,780)
============
$  (968,245)

788,480
-----------

$  (179,765)
============

As of December 31, 2002, the largest Project Partnership constituted 8.0% and 8.6%, and as of December 31, 2001 the largest Project Partnership constituted 8.1% and 8.6% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of
December 31 of each year:
DECEMBER 31,
SERIES 6	2002 ----	2001 ----	2000 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 3,483,867
29,526,496
21,090
------------
$33,031,453
===========

$   729,972
35,038,427
------------
35,768,399
------------

(2,353,217)
(383,729)
------------
(2,736,946)
------------

$33,031,453
============

$ 5,978,366
------------
2,948,945
2,478,366
1,361,813
------------
6,789,124
------------
$  (810,758)
============

$    (9,624)
============
$  (801,134)

591,184
------------

$  (209,950)
============

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
============

As of December 31, 2002, the largest Project Partnership constituted 6.5% and 6.7%, and as of December 31, 2001 the largest Project Partnership constituted 6.5% and 6.3% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of
December 31 of each year:
DECEMBER 31,
TOTAL SERIES 2 - 6	2002 ----	2001 ----	2000 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 13,064,256
109,233,894
490,375
-------------
$122,788,525
=============

$  3,822,895
137,907,409
------------
141,730,304
------------

(19,418,459)
476,680
------------
(18,941,779)
------------

$122,788,525
=============

$ 24,147,451
------------
11,990,466
10,435,971
5,513,265
------------
27,939,702
------------
$ (3,792,251)
=============

$    (45,579)
=============
$ (3,746,672)

3,256,444
------------

$   (490,228)
=============

$ 12,688,871
112,752,272
197,030
-------------
$125,638,173
=============

$  3,154,642
138,420,310
------------
141,574,952
------------

(15,558,785)
(377,994)
------------
(15,936,779)
------------

$125,638,173
=============

$ 24,044,178
------------
11,686,517
11,046,077
5,432,922
------------
28,165,516
------------
$ (4,121,338)
=============

$    (47,950)
=============
$ (4,073,388)

3,381,333
------------

$   (692,055)
=============

$ 12,668,430
117,537,906
206,520
-------------
$130,412,856
=============

$  3,047,577
138,900,376
-------------
141,947,953
-------------

(11,361,543)
(173,554)
-------------
(11,535,097)
-------------

$130,412,856
=============

$ 23,579,218
------------
11,178,074
11,089,996
5,432,192
-------------
27,700,262
-------------
$ (4,121,044)
=============

$    (50,842)
=============
$ (4,070,202)

3,148,957
-------------

$   (921,245)
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

  By Series these differences are as follows:
	Equity Per Project Partnership ------------------	Equity Per Partnership ----------------------
Series 2	$ (3,898,565)	$ (249,402)
Series 3	(5,199,220)	(403,065)
Series 4	(3,856,877)	(429,597)
Series 5	(4,110,580)	(137,762)
Series 6	(2,353,217)	427,564

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 2	2003 ----	2002 ----	2001 ----
Net Loss per Financial Statements	$ (85,230)	$ (99,198)	$ (123,576)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(796,760)	(766,507)	(607,544)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	964	2,365	(1,157)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	35,197 (131) (10,860) -----------	33,368 703 (8,982) -----------	34,070 2,074 (7,170) -----------
Partnership loss for tax purposes as of December 31	$ (856,820) ============	$ (838,251) ============	$ (703,303) ============
	December 31, 2002 ------------	December 31, 2001 ------------	December 31, 2000 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 17,131 ============	$ 393,435 ============	$ 1,007,776 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2003 are as follows:

                                  Financial         Tax
                                  Reporting         Reporting
                                  Purposes           Purposes        Differences

Investments in Local
  Limited Partnerships           $    58,381       $(4,843,371)     $ 4,901,752

Other Assets                      $   465,413       $ 1,191,624      $  (726,211)

Liabilities                       $   516,457       $     6,304      $   510,153

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 3	2003 ----	2002 ----	2001 ----
Net Loss per Financial Statements	$ (82,729)	$ (80,062)	$ (58,677)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(622,341)	(701,962)	(729,147)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	426	6,785	2,342
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	25,116 1,120 (19,990) -----------	25,902 1,121 (22,840) -----------	23,675 (320) (22,645) -----------
Partnership loss for tax purposes as of December 31	$ (698,398) ============	$ (771,056) ============	$ (784,772) ============
	December 31, 2002 ------------	December 31, 2001 ------------	December 31, 2000 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 7,517 ============	$ 33,914 ============	$ 246,310 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2003 are as follows:

                                   Financial         Tax
                                   Reporting         Reporting
                                   Purposes          Purposes       Differences

Investments in Local
  Limited Partnerships              $   6,633        $(4,533,173)   $4,539,806

Other Assets                       $ 399,144        $ 1,046,738    $ (647,594)

Liabilities                        $ 400,983        $     6,875    $  394,108

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 4	2003 ----	2002 ----	2001 ----
Net Loss per Financial Statements	$ (160,313)	$ (185,366)	$ (311,663)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(827,686)	(792,465)	(733,176)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	1,588	2,098	(255)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	35,743 2,947 (15,207) -----------	32,919 4,262 (12,169) -----------	34,814 5,852 (11,033) -----------
Partnership loss for tax purposes as of December 31	$ (962,928) ============	$ (950,721) ============	$(1,015,461) ============
	December 31, 2002 ------------	December 31, 2001 ------------	December 31, 2000 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 20,620 ============	$ 571,729 ============	$ 1,157,673 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2003 are as follows:

                                Financial          Tax
                                Reporting          Reporting
                                Purposes            Purposes       Differences

Investments in Local
  Limited Partnerships        $   12,279        $(5,423,136)      $ 5,435,415

Other Assets                   $  524,354        $ 1,348,786       $ (824,432)

Liabilities                    $  515,003        $     8,871       $  506,132

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 5	2003 ----	2002 ----	2001 ----
Net Loss per Financial Statements	$ (261,993)	$ (268,277)	$ (248,131)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(886,046)	(904,115)	(866,880)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	4,599	487	4,320
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	41,264 5,110 (21,532) -----------	35,487 4,324 (13,898) -----------	36,613 5,883 (17,118) -----------
Partnership loss for tax purposes as of December 31	$(1,118,598) ============	$(1,145,992) ============	$(1,085,313) ============
	December 31, 2002 ------------	December 31, 2001 ------------	December 31, 2000 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 471,321 ============	$ 1,325,419 ============	$ 1,432,923 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2003 are as follows:

                                Financial        Tax
                                Reporting        Reporting
                                Purposes         Purposes         Differences

Investments in Local
  Limited Partnerships          $ 376,275        $(5,034,332)     $ 5,410,607

Other Assets                    $ 697,565        $ 1,719,712      $(1,022,147)

Liabilities                     $ 542,968        $    10,814      $   532,154

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 6	2003 ----	2002 ----	2001 ----
Net Loss per Financial Statements	$ (334,594)	$ (407,763)	$ (481,031)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(805,019)	(813,890)	(734,221)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	5,776	(4,523)	1,053
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	53,540 6,552 (17,654) ------------	48,192 12,066 (8,930) ------------	49,073 14,175 (8,057) ------------
Partnership loss for tax purposes as of December 31	$(1,091,399) ============	$(1,174,848) ============	$(1,159,008) ============
	December 31, 2002 -----------	December 31, 2001 -----------	December 31, 2000 -----------
Federal Low Income Housing Tax Credits (Unaudited)	$ 1,311,025 ============	$ 1,690,264 ============	$ 1,690,085 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2003 are as follows:

                                       Financial         Tax
                                       Reporting         Reporting
                                       Purposes          Purposes      Differences

Investments in Local
  Limited Partnerships               $1,024,672         $(3,932,765)    $ 4,957,437

Other Assets                         $  707,252         $ 1,873,762     $(1,166,510)

Liabilities                          $  669,954         $    12,077     $   657,877

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
TOTAL SERIES 2 - 6	2003 ----	2002 ----	2001 ----
Net Loss per Financial Statements	$ (924,859)	$(1,040,666)	$(1,223,078)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(3,937,852)	(3,978,939)	(3,670,968)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	13,353	7,213	6,303
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	190,860 15,598 (85,243) -----------	175,868 22,476 (66,819) -----------	178,245 27,664 (66,023) -----------
Partnership loss for tax purposes as of December 31	$(4,728,143) ============	$(4,880,867) ============	$(4,747,857) ============

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

  The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2003 are as follows:

                                Financial         Tax
                                Reporting         Reporting
                                Purposes           Purposes        Differences

Investments in Local
  Limited Partnerships          $1,478,240        $(23,766,777)    $25,245,017

Other Assets                    $2,793,728        $  7,180,622     $(4,386,894)

Liabilities                     $2,645,365        $     44,941     $ 2,600,424

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 2
Year 2003                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2002     9/30/2002     12/31/2002    3/31/2003

Total Revenues           $   4,697     $    4,978    $   4,755     $  17,214

Net Income (Loss)        $ (46,047)    $  (40,362)   $ (38,596)    $  39,775

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (7.43)     $   (6.51)    $  (6.23)     $   6.42

Series 3
Year 2003                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2002     9/30/2002    12/31/2002     3/31/2003

Total Revenues           $   4,153     $    4,406   $   4,197      $  25,195

Net Income (Loss)        $ (35,205)    $  (12,194)  $ (21,756)     $ (13,574)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (6.39)     $   (2.21)   $  (3.95)     $   (2.46)

Series 4
Year 2003                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2002      9/30/2002     12/31/2002     3/31/2003

Total Revenues           $   5,320      $   5,650     $   5,375      $  19,246

Net Income (Loss)        $ (80,827)     $ (36,011)    $ (29,532)     $ (13,943)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $  (11.57)     $   (5.16)     $  (4.23)      $  (1.99)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 5
Year 2003                  Quarter 1     Quarter 2      Quarter 3     Quarter 4
                           6/30/2002     9/30/2002     12/31/2002     3/31/2003

Total Revenues            $   6,747     $   7,174     $   6,790      $  27,365

Net Income (Loss)         $ (44,123)    $ (64,429)    $ (71,012)     $ (82,429)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding  $   (5.07)    $   (7.40)    $   (8.16)     $   (9.47)

Series 6
Year 2003                 Quarter 1     Quarter 2     Quarter 3     Quarter 4
                          6/30/2002     9/30/2002     12/31/2002     3/31/2003

Total Revenues            $   6,789     $   6,769     $   6,576     $  22,206

Net Income (Loss)         $ (90,290)    $ (76,069)    $ (86,274)    $ (81,961)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding  $   (8.85)    $   (7.45)    $   (8.45)    $   (8.03)

Series 2 - 6
Year 2003                 Quarter 1     Quarter 2     Quarter 3     Quarter 4
                          6/30/2002     9/30/2002     12/31/2002     3/31/2003

Total Revenues            $  27,706     $  28,977     $  27,693      $ 111,226

Net Income (Loss)         $(296,492)    $(229,065)    $(247,170)     $(152,132)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

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

Series 2-6
Year 2002                 Quarter 1      Quarter 2     Quarter 3     Quarter 4
                          6/30/2001      9/30/2001     12/31/2001     3/31/2002

Total Revenues            $  42,973     $  39,961     $  35,181      $ 117,153

Net Income (Loss)         $(255,029)    $(194,646)    $(298,199)     $(292,792)

NOTE 8 - SUBSEQUENT EVENTS

  In 2003, a General Partner of one Project Partnership in Series 3 and seven Project Partnerships in Series 4 plead guilty to fraud and conspiracy charges relating to these project partnerships and other partnerships not related to Gateway Tax Credit Fund II, LTD. The Partnership is in the process of substituting a new General Partner and does not feel that this situation will have a material impact on the financial statements.

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                              INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Springwood Apartments Limited Partnership
Westfield, New York

We have audited the accompanying balance sheets of Springwood Apartments Limited Partnership as of December 31, 2002 and 2001 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 2003 on our consideration of Springwood Apartments Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 21, 2003

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                           INDEPENDENT AUDITORS' REPORT
                           ------------------------------

To the Partners
Cherrytree Apartments Limited Partnership
Albion, Pennsylvania

We have audited the accompanying balance sheets of Cherrytree Apartments Limited Partnership as of December 31, 2002 and 2001 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherrytree Apartments Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 14, 2003 on our consideration of Cherrytree Apartments Limited Partnership internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 14, 2003

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                            INDEPENDENT AUDITORS' REPORT
                          ---------------------------------

To the Partners
Wynnwood Commons Associates Limited Partnership
Fairchance, Pennsylvania

We have audited the accompanying balance sheets of Wynnwood Commons Associates Limited Partnership as of December 31, 2002 and 2001 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wynnwood Common Associates Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 2003 on our consideration of Wynnwood Commons Associates Limited Partnership internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 21, 2003

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                              INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners
Stony Creek Commons Limited Partnership
Hooversville, Pennsylvania

We have audited the accompanying balance sheets of Stony Creek Commons Limited Partnership as of December 31, 2002 and 2001 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stony Creek Commons Limited Partnership as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 17, 2003 on our consideration of Stony Creek Commons Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 17, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                              INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Richland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Richland Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1848044, as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richland Elderly Housing, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003 on our consideration of the Richland Elderly Housing, Ltd.'s internal control structure and a report dated January 23, 2003 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners
Pearson Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Pearson Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1848042, as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pearson Elderly Housing, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003 on our consideration of the Pearson Elderly Housing, Ltd.'s internal control structure and a report dated January 23, 2003 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Lake Park Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lake Park Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1844429, as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Park Apartments, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003 on our consideration of the Lake Park Apartments, Ltd.'s internal control structure and a report dated January 23, 2003 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with the report in considering the results.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
Lakeland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lakeland Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1898054, as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Elderly Housing, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003 on our consideration of the Lakeland Elderly Housing, Ltd.'s internal control structure and report dated January 23, 2003 on its compliance with laws and regulations. These reports are and integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                                 INDEPENDENT AUDITORS' REPORT
                                -------------------------------

To the Partners of
Woodland Terrace

We have audited the accompanying balance sheets of WOODLAND TERRACE APARTMENTS, LTD., L.L.L.P. (USDA Rural Development Case No. 10-017-581854412), a limited partnership, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOODLAND TERRACE APARTMENTS, LTD., L.L.L.P. as of December 31, 2002 and 2001, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, issued by the Comptroller General of the United States, we have also issued our report dated January 28, 2003, on our consideration of WOODLAND TERRACE APARTMENTS, LTD., L.L.L.P.'s internal control and a report dated January 28, 2003, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia
January 28, 2003

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, Georgia 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners of
Manchester Housing, Ltd., L.L.L.P.

We have audited the accompanying balance sheets of MANCHESTER HOUSING, LTD., L.L.L.P., (USDA Rural Development Case No. 10-099-581845215), a limited partnership, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANCHESTER HOUSING, LTD., L.L.L.P., as of December 31, 2002 and 2001, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, issued by the Comptroller General of the United States, we have also issued our report dated January 31, 2003, on our consideration of MANCHESTER HOUSING, LTD., L.L.L.P.'s internal control and a report dated January 31, 2003, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12-15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia
January 31, 2003

M. Paul Nichols, Jr., CPA, P.C.
2101 North Patterson Street
Valdosta, GA 31602
PHONE: 229-671-1255
FAX:  229-244-2433

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners
Heritage Villas, L.P.
McRae, Georgia

We have audited the accompanying balance sheets of Heritage Villas, L.P. (a limited partnership), Federal ID #: 58-1898056, as of December 31, 2002 and 2001, and the related statements of income, partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Villas, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated February 10, 2003 on our consideration of Heritage Villas, L.P.'s internal control structure and its compliance with laws and regulations.

/s/ M. Paul Nichols, Jr., CPA, PC
Certified Public Accountant and Consultant

February 10, 2003

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                           INDEPENDENT AUDITORS' REPORT
                           -----------------------------

To the Partners of
Crisp Properties, L.L.L.P.

We have audited the accompanying balance sheets of CRISP PROPERTIES, L.L.L.P. (USDA Rural Development Case No. 10-017-581854412), a limited partnership, as of December 31, 2002 and 2001, and the related statements of operations, changes in 2003, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRISP PROPERTIES, L.L.L.P. as of December 31, 2002 and 2001, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, issued by the Comptroller General of the United States, we have also issued our report dated January 31, 2003 on our consideration of CRISP PROPERTIES, L.L.L.P.'s internal control and a report dated January 31, 2003 on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

January 31, 2003

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners of
Blackshear Apartments, L.L.L.P. Phase II

We have audited the accompanying balance sheets of BLACKSHEAR APARTMENTS, L.L.L.P. PHASE II (USDA Rural Development Case No. 10-040-581925616), a limited partnership, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial sudits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLACKSHEAR APARTMENTS, L.L.L.P. PHASE II as of December 31, 2002 and 2001, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, issued by the Comptroller General of the United States, we have also issued our report dated January 31, 2003, on our consideration of BLACKSHEAR APARTMENTS, L.L.L.P. PHASE II'S internal control and a report dated January 31, 2003, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP
Certified Public Accountants
Atlanta, Georgia

January 31, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

To the Partners
Crawford Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Crawford Rental Housing, L.P. (a limited partnership), Federal ID #: 58-1850761, as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crawford Rental Housing, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003 on our consideration of Crawford Rental Housing, L.P.'s internal control structure and a report dated January 23, 2003 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
Shellman Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Shellman Housing, L.P. (a limited partnership), Federal ID No. 58-1917615, as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shellman Housing L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003 on our consideration of the Shellman Housing L.P.'s internal control structure and a report dated January 23, 2003 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners
Greensboro Properties, L.P., Phase II
Valdosta, Georgia

We have audited the accompanying balance sheets of Greensboro Properties, L.P., Phase II (a limited partnership), Federal ID No.: 58-1915804 as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greensboro Properties, L.P., Phase II as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003 on our consideration of the Greensboro Properties, L.P., Phase II's internal control structure and a report dated January 23, 2003 on it's compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                 INDEPENDENT AUDITORS' REPORT
                               -------------------------------

To the Partners
Dawson Elderly, L.P.
Dawson, Georgia

We have audited the accompanying balance sheets of Dawson Elderly, L.P. (a limited partnership), Federal ID No.: 58-1966658 as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Elderly, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 2003 on our consideration of Dawson Elderly, L.P.'s internal control structure and a report dated January 23, 2003 on it's compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 23, 2003

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                                  INDEPENDENT AUDITORS' REPORT
                                  -----------------------------

To the Partners
Piedmont Development Company of Lamar
    County, LTD.

We have audited the accompanying balance sheets of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD. as of December 31, 2002 and 2001, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 2003, on our consideration of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD.'s internal control and a report dated February 5, 2003, on its compliance with laws and regulations applicable to the financial statements.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia

February 5, 2003

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   -----------------------------

To the Partners
Sylacauga Heritage Apartments Ltd.
Sylacauga, Alabama

We have audited the accompanying balance sheets of Sylacauga Heritage Apartments, Ltd., a limited partnership, RHS Project No.: 01-061-631025601 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Heritage Apartments, Ltd., RHS Project No.: 01-061-631025601 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2003 on our consideration of Sylacauga Heritage Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 10, 2003

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
LOGANSPORT SENIORS APARTMENTS

We have audited the accompanying balance sheets of LOGANSPORT SENIORS APARTMENTS, RHS PROJECT NO. 22-016-721126743 as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOGANSPORT SENIORS APARTMENTS as of December 31, 2002 and 2001 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 17 through 28, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated April 22, 2003 on our consideration of LOGANSPORT SENIORS APARTMENTS's internal control and a report dated April 22, 2003 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P
Certified Public Accountants

Metairie, Louisiana
April 22, 2003

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                               INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
TARPON HEIGHTS APARTMENTS

We have audited the accompanying balance sheets of TARPON HEIGHTS APARTMENTS, RHS PROJECT NO. 22-029-721103419 as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TARPON HEIGHTS APARTMENTS, as of December 31, 2002 and 2001 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 27, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 29, 2003 on our consideration of TARPON HEIGHTS APARTMENT's internal control and a report dated March 29, 2003 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
March 29, 2003

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                              INDEPENDENT AUDITORS' REPORT
                            --------------------------------

To the Partners
THE OAKS APARTMENTS

We have audited the accompanying balance sheets of THE OAKS APARTMENTS, RHS PROJECT NO. 22-002-721144868 as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE OAKS APARTMENTS as of December 31, 2002 and 2001 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 31, 2003 on our consideration of THE OAKS APARTMENTS' internal control and a report dated March 31, 2003 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
March 31, 2003

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
SONORA SENIORS APARTMENTS

We have audited the accompanying balance sheets of SONORA SENIORS APARTMENTS, RHS PROJECT NO. 51-018-721125480 as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SONORA SENIORS APARTMENTS as of December 31, 2002 and 2001 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2003 on our consideration of SONORA SENIORS APARTMENT's internal control and a report dated March 2, 2003 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
March 2, 2003

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                              INDEPENDENT AUDITORS' REPORT
                            --------------------------------

To the Partners
FREDERICKSBURG SENIORS APARTMENTS, LTD.

We have audited the accompanying balance sheets of FREDERICKSBURG SENIORS APARTMENTS, LTD., RHS PROJECT NO. 49-086-721150308 as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FREDERICKSBURG SENIORS APARTMENTS, LTD. as of December 31, 2002 and 2001 and the results of its operations, changes in partners equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 2003 on our consideration of FREDERICKSBURG SENIORS APARTMENTS, LTD.'s internal control and a report dated February 18, 2003 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 18, 2003

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
BRACKETTVILLE SENIORS APARTMENTS, LTD.

We have audited the accompanying balance sheets of BRACKETTVILLE SENIORS APARTMENTS, LTD., RHS PROJECT NO. 50-036-721150307 as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRACKETTVILLE SENIORS APARTMENTS, LTD. as of December 31, 2002 and 2001 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2003 on our consideration of BRACKETTVILLE SENIORS APARTMENTS, LTD.'s internal control and a report dated March 2, 2003 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
March 2, 2003

Pailet, Meunier and LeBlanc, L.L.P.
3421 N. Causeway Blvd., Suite 701
Metairie, LA 70002
PHONE: 504-837-0770
FAX: 504-837-7102

                               INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
TIMPSON SENIORS APARTMENTS

We have audited the accompanying balance sheets of TIMPSON SENIORS APARTMENTS, RHS PROJECT NO. 51-010-721152460 as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIMPSON SENIORS APARTMENTS as of December 31, 2002 and 2001 and the results of its operations and changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 15 through 25, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2003 on our consideration of TIMPSON SENIORS APARTMENT's internal control and a report dated February 19, 2003 on its compliance with laws and regulations applicable to the financial statements.

/s/ Pailet, Meunier and LeBlanc, L.L.P.
Certified Public Accountants

Metairie, Louisiana
February 19, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                                 INDEPENDENT AUDITORS' REPORT
                               --------------------------------

Partners
Charleston Properties, A Limited Partnership
D/B/A Savannah Park of Charleston II
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Charleston Properties, A Limited Partnership, D/B/A Savannah Park of Charleston II as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charleston Properties, A Limited Partnership, D/B/A Savannah Park of Charleston II as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnerships' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 5, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                               INDEPENDENT AUDITORS' REPORT
                              -------------------------------

Partners
Sallisaw Properties II, A Limited Partnership
D/B/A Mayfair Place II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Sallisaw Properties II, A Limited Partnership, D/B/A Mayfair Place II Apartments as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sallisaw Properties II, A Limited Partnership, D/B/A Mayfair Place II Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 5, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                              INDEPENDENT AUDITORS' REPORT
                            -------------------------------

Partners
Pocola Properties, A Limited Partnership
D/B/A North Gate Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Pocola Properties, A Limited Partnership, D/B/A North Gate Apartments as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pocola Properties, A Limited Partnership, D/B/A North Gate Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 5, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                               INDEPENDENT AUDITORS' REPORT
                             --------------------------------

Partners
Poteau Properties II, A Limited Partnership
D/B/A North Pointe Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Poteau Properties II, A Limited Partnership, D/B/A North Pointe Apartments as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poteau Properties II, A Limited Partnership, D/B/A North Pointe Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 7, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                                INDEPENDENT AUDITORS' REPORT
                             -------------------------------

Partners
Nowata Properties, A Limited Partnership
D/B/A Cross Creek II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Nowata Properties, A Limited Partnership, D/B/A Cross Creek II Apartments as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nowata Properties, A Limited Partnership, D/B/A Cross Creek II Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 5, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

Partners
Sallisaw Properties, A Limited Partnership
D/B/A Garden Walk of Sallisaw
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Sallisaw Properties, A Limited Partnership, D/B/A Garden Walk of Sallisaw as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sallisaw Properties, A Limited Partnership, D/B/A Garden Walk of Sallisaw as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 5, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

Partners
Roland Properties II, A Limited Partnership
D/B/A Garden Walk of Roland
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Roland Properties II, A Limited Partnership, D/B/A Garden Walk of Roland as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roland Properties II, A Limited Partnership, D/B/A Garden Walk of Roland as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 5, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

Partners
Stilwell Properties, A Limited Partnership
D/B/A Garden Walk of Stilwell
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Stilwell Properties, A Limited Partnership, D/B/A Garden Walk of Stilwell as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stilwell Properties, A Limited Partnership, D/B/A Garden Walk of Stilwell as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 5, 2002

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   -----------------------------

Partners
Stilwell Properties II, A Limited Partnership
D/B/A Skywood II Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Stilwell Properties II, A Limited Partnership, D/B/A Skywood II Apartments as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stilwell Properties II, A Limited Partnership, D/B/A Skywood II Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountant

February 5, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

Partners
Westville Properties, A Limited Partnership
D/B/A Greystone Place Apartments
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Westville Properties, A Limited Partnership, D/B/A Greystone Place Apartments as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westville Properties, A Limited Partnership, D/B/A Greystone Place Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 5, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                                 INDEPENDENT AUDITORS' REPORT
                                -------------------------------

Partners
Mill Creek Properties V, A Limited Partnership
D/B/A Pleasant Grove Apartments

Fort Smith, Arkansas

We have audited the accompanying balance sheets of Mill Creek Properties V, A Limited Partnership, D/B/A Pleasant Grove Apartments as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mill Creek Properties V, A Limited Partnership, D/B/A Pleasant Grove Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 5, 2003

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                                  INDEPENDENT AUDITORS' REPORT
                                 -------------------------------

Partners
Parsons Properties, A Limited Partnership
D/B/A Savannah Park of Parsons
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Parsons Properties, A Limited Partnership, D/B/A Savannah Park of Parsons as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parsons Properties, A Limited Partnership, D/B/A Savannah Park of Parsons as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 5, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

To the Partners
Inverness Club, Ltd., L.P.
(A Georgia Limited Partnership)
Valdosta, Georgia

We have audited the accompanying balance sheets of Inverness Club, Ltd., L.P. (A Georgia Limited Partnership), FmHA Project No.: 09-009-581808620, as of December 31, 2002 and 2001, and the related statements of operations, partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inverness Club, Ltd., L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 2003 on our consideration of Inverness Club, Ltd., L.P.'s internal control structure and a report dated January 20, 2003 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 20, 2003

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

To the Partners
Carrollton Club, Ltd., L.P.
(A Georgia Limited Partnership)
Valdosta, Georgia

We have audited the accompanying balance sheets of Carrollton Club, Ltd., L.P., (A Georgia Limited Partnership), FmHA Project No.: 10-22-58188314, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Club, Ltd., L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2003 on our consideration of Carrollton Club, Ltd., L.P.'s internal control structure and a report dated January 16, 2003 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 16, 2003

Grana & Teibel, CPAs, P.C.
300 Corporate Pkwy., Suite 116 N.
Amherst, NY 14226-1258
PHONE: 716-862-4270
FAX: 716-862-0007

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To The Partners of
Lewiston Limited Partnership
Case No. 37-032-161349932
and
RD Rural Housing Director
166 Washington Avenue
Batavia, New York 14020

We have audited the accompanying balance sheets of Lewiston Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewiston Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2003, on our consideration of Lewiston Limited Partnership's internal control structure and a report dated January 24, 2003, on its compliance with laws and regulations.

/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants

January 16, 2003

Miller & Rose, P.A.
1309 E. Race Avenue
Searcy, AR 72143
PHONE: 501-268-8356
FAX: 501-268-9362

                                 INDEPENDENT AUDITORS' REPORT
                                --------------------------------

Partners
Lancaster House, An Arkansas Limited Partnership
D/B/A Pebble Creek Apartments
351 East 4th Street
Mountain Home, AR 72653

We have audited the accompanying financial statements of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 2002 and 2001, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2003 on our consideration of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Miller & Rose, P.A.
Certified Public Accountants

January 29, 2003

Leavitt, Christensen & Co.
9100 W. Blackeagle Dr.
Boise, ID 83709
PHONE: 208-322-6769
FAX: 208-322-7307

                                  INDEPENDENT AUDITORS' REPORT
                                 ------------------------------

Managing General Partner
Haines Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Haines Associates Limited Partnership, as of December 31, 2002 and 2001, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haines Associates Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 17, 2003 on our consideration of Haines Associates Limited Partnership's internal control and on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
January 17, 2003

Bernard Robinson & Company, LLP
109 Muirs Chapel Rd. - P.O. Box 19608
Greensboro, NC 27410 (27419)
PHONE: 336-294-4494
FAX: 336-547-0840

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Woodcrest Associates of South Boston, VA, Ltd.
Charlotte, North Carolina

We have audited the accompanying balance sheets of Woodcrest Associates of South Boston, VA, Ltd.(a Virginia limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcrest Associates of South Boston, VA, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Bernard Robinson & Company, L.L.P.
Certified Public Accountants

January 31, 2003

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                             INDEPENDENT AUDITORS' REPORT
                           -------------------------------

To the Partners
Norton Green Limited Partnership

I have audited the accompanying balance sheets of Norton Green Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norton Green Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2003 on my consideration of Norton Green Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

February 15, 2003

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                              INDEPENDENT AUDITORS' REPORT
                            -------------------------------

To the Partners
Jonesville Manor Limited Partnership

I have audited the accompanying balance sheets of Jonesville Manor Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jonesville Manor Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2003 on my consideration of Jonesville Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

February 15, 2003

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                               INDEPENDENT AUDITORS' REPORT
                               ----------------------------

To the Partners
Blacksburg Terrace Limited Partnership

I have audited the accompanying balance sheets of Blacksburg Terrace Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blacksburg Terrace Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2003 on my consideration of Blacksburg Terrace Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2003

Thomas C. Cunningham, CPA PC
23 Moore Street
Bristol, VA 24201
PHONE: 276-669-5531
FAX: 276-669-5576

                                INDEPENDENT AUDITORS' REPORT
                               -------------------------------

To the Partners
Newport Village Limited Partnership

I have audited the accompanying balance sheets of Newport Village Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Village Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2003 on my consideration of Newport Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2003

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                                  INDEPENDENT AUDITORS' REPORT
                                  -----------------------------

To The Partners
Zapata Housing, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Zapata Housing, Ltd.-(A Texas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zapata Housing, Ltd.- (A Texas Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 2003, on our consideration of the internal control structure of Zapata Housing, Ltd.- (A Texas Limited Partnership) and a report dated February 18, 2003, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 18, 2003

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                                INDEPENDENT AUDITORS' REPORT
                               ------------------------------

To the Partners
Sinton Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Sinton Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinton Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2003, on our consideration of the internal control structure of Sinton Retirement, Ltd.- (A Texas Limited Partnership) and a report dated February 14, 2003, on its compliance with laws and regulations.

/s/ Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 14, 2003

Gubler & Company, P.C.
1234 W. South Jordan Parkway, #C
South Jordan, UT 84095
PHONE: 801-566-5866
FAX: 801-565-0509

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

TO THE PARTNERS
SMITHFIELD GREENBRIAR LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Smithfield Greenbriar Limited Partnership, as of December 31, 2002 and 2001 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Smithfield Greenbriar Limited Partnership, as of December 31, 2002 and 2001 and the results of its operations, changes in partners' capital, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 23, 2003 on our consideration of Smithfield Greenbriar Limited Partnership's internal control, and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Gubler & Company, P.C.
Certified Public Accountants
South Jordan, Utah
January 23, 2003

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE: 208-336-6800
FAX: 208-343-2381

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Mountain Crest Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Mountain Crest Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Crest Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated February 6, 2003, on our consideration of Mountain Crest Limited Partnership's internal controls and compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with the Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Roger Clubb
Simmons and Clubb
Certified Public Accountants
Boise, Idaho
February 6, 2003

Knudtson & Company CPAs, PA
950 SW 28th Street, Suite A
Topeka, KS 66614
PHONE: 785-273-6880
FAX: 785-273-6881

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

The Partners
Eudora Senior Housing, L.P.:

We have audited the accompanying balance sheets of Eudora Senior Housing, L.P., RHS Project No. 18-023-481065040, D/B/A Pinecrest Apartments II (Partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these statements based on our audits. The financial statements for December 31, 2001 were audited by other auditors. The prior auditor's report dated January 17, 2002 expressed an unqualified opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eudora Senior Housing, L.P., RHS Project No. 18-023-481065040, as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 2003 on our consideration of Eudora Senior Housing, L.P.'s internal control and a report dated January 31, 2003 on its compliance with laws, regulations and contracts. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of this audit.

Knudtson & Company CPAs, PA
Certified Public Accountants

Topeka, Kansas
January 31, 2003

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
PHONE: 479-452-1040
FAX: 479-452-5542

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

Partners
Spring Hill Housing, L.P., A Limited Partnership
D/B/A Spring Hill Housing II
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Spring Hill Housing, L.P., A Limited Partnership, D/B/A Spring Hill Housing II as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Hill Housing, L.P., A Limited Partnership, D/B/A Spring Hill Housing II as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz & Dobson, LLP
Certified Public Accountants

February 5, 2003

Eide Bailly LLP
200 East 10th St., Suite 500 - P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                                INDEPENDENT AUDITORS' REPORT
                               -------------------------------

The Partners
Sunchase II, Ltd.
Watertown, South Dakota

We have audited the accompanying balance sheets of Sunchase II, Ltd. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunchase II, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 2003 on our consideration of Sunchase II, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
January 20, 2003

Eide Bailly LLP
200 East 10th St., Suite 500 - P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

The Partners
Courtyard, Ltd.
Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 22, 2003, on our consideration of Courtyard, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information on pages 14 and 15 is presented for purposes of additional analysis and is not a required part of the financial statements of Courtyard, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
January 22, 2003

Eide Bailly LLP
200 East 10th St., Suite 500 - P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                                 INDEPENDENT AUDITORS' REPORT
                                 ---------------------------

The Partners
Sunrise, Ltd.
Yankton, South Dakota

We have audited the accompanying balance sheets of Sunrise Ltd. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2003 on our consideration of Sunrise, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
January 16, 2003

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE: 423-756-0052
FAX: 423-267-5945

                             INDEPENDENT AUDITORS' REPORT
                             -----------------------------

To the General Partners of
Southwood, L.P.:

We have audited the accompanying balance sheets of Southwood, L.P. as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood, L.P. as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 15, 2003, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 15, 2003

Bob T. Robinson
2084 Dunbarton Drive
Jackson, MS 39216
PHONE: 601-982-3875
FAX: 601-982-3876

                                  INDEPENDENT AUDITORS' REPORT
                                 -------------------------------

To the Partners
Hazlehurst Manor, L.P.

I have audited the accompanying balance sheet of Hazlehurst Manor L.P. (RD Case Number 28-015-640803081), as of December 31, 2002 and 2001, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hazlehurst Manor, L.P. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my report dated February 3, 2003 on my consideration of Hazlehurst Manor, L.P.'s internal control and on my tests of its compliance with cetain provisions of laws, regulations, contracts and grants. This report is an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

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

The annual budgets of Hazlehurst Manor, L.P. included in the accompanying prescribed form RD 1930-7 (Rev 7-00) have not been compiled or examined by me, and I do not express any form of assurance on them. In addition they may contain departures from guidelines for presentation of prospective financial information established by the American Institute of Certified Public Accountants. The actual results may vary from the presentation and the variations may be material.

/s/ Bob T. Robinson
Certified Public Accountant

February 3, 2003
Jackson, Mississippi

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners
Lakeshore Apartments Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore Apartments, Ltd. a limited partnership, RHS Project No.: 01-044-631014228 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore Apartments, Ltd., RHS Project No.: 01-044-631014228 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 2003 on our consideration of Lakeshore Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 25, 2003

Donald W. Causey & Associates, P.C.
16 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners
Countrywood Apartments Ltd.
Centerville, Alabama

We have audited the accompanying balance sheets of Countrywood Apartments, Ltd. a limited partnership, RHS Project No.: 01-004-630943678 December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countrywood Apartments, Ltd. RHS Project No.: 01-004-630943678 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 2003 on our consideration of Countrywood Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountant

Gadsden, Alabama
February 24, 2003

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners
Wildwood Apartments Ltd.
Pineville, Louisiana

We have audited the accompanying balance sheets of Wildwood Apartments, Ltd., a limited partnership, RHS Project No.: 22-040-630954515 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Apartments, Ltd., RHS Project No.: 22-040-630954515 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 26, 2003 on our consideration of Wildwood Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 26, 2003

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Meadowcrest Apartments Ltd.
Luverne, Alabama

We have audited the accompanying balance sheets of Meadowcrest Apartments, Ltd. a limited partnership, RHS Project No.: 01-021-631047203 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowcrest Apartments, Ltd. RHS Project No.: 01-021-631047203 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 2003 on our consideration of Meadowcrest Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and regulations.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 25, 2003

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Seneca Apartments, L.P
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Seneca Apartments, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seneca Apartments, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 15, 2003 on our consideration of Seneca Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 15, 2003

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                               INDEPENDENT AUDITORS' REPORT
                           ----------------------------------

To the Partners
Carthage Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Carthage Seniors, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Seniors, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 15, 2003 on our consideration of Carthage Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations and contracts. These reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 15, 2003

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Southwest City Apartments, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Southwest City Apartments, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest City Apartments, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 15, 2003 on our consideration of Southwest City Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 15, 2003

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                 INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the Partners
Pineville Apartments, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Pineville Apartments, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pineville Apartments, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 15, 2003 on our consideration of Pineville Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 15, 2003

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners
Monett Seniors, L.P
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Monett Seniors, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monett Seniors, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 15, 2003 on our consideration of Monett Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 15, 2003

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Columbus Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Columbus Seniors, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Seniors, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 15, 2003 on our consideration of Columbus Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming and opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 15, 2003

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                 INDEPENDENT AUDITORS' REPORT
                                -------------------------------

To the Partners
Arma Seniors, L.P.
Joplin, Missouri 64804

We have audited the accompanying balance sheets of Arma Seniors, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arma Seniors, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 15, 2003 on our consideration of Arma Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 15-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 15, 2003

Suellen Doubet, CPA
603 West Cherokee Street
Wagoner, OK 74467
PHONE: 918-485-8085
FAX: 918-485-3092

                             INDEPENDENT AUDITORS' REPORT
                          ---------------------------------

To the Partners
of Yorkshire Retirement Village:

I have audited the accompanying balance sheets of Yorkshire Retirement Village (an Oklahoma Limited Partnership) as of December 31, 2002, and 2001 and the related statement of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yorkshire Retirement Village as of December 31, 2002, and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, I have also issued a report dated March 17, 2003 on my consideration of Yorkshire Retirement Village's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

/s/ Suellen Doubet, CPA
Wagoner, OK 74467

March 17, 2003

Chester M. Kearney, CPA
12 Dyer Street
Presque Isle, ME 04769-1550
PHONE: 207-764-3171
FAX: 207-764-6362

                            INDEPENDENT AUDITORS' REPORT
                          --------------------------------

Rural Development Group
d/b/a Ashland Estates
Caribou, Maine

To the Partners

We have audited the accompanying balance sheets of Rural Development Group, d/b/a Ashland Estates, (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Rural Development Group, d/b/a Ashland Estates as of December 31, 2002 and 2001, and the results of its operations, partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 29, 2003 on our consideration of Rural Development Group, d/b/a Ashland Estates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Chester M. Kearney
Certified Public Accountants

Presque Isle, Maine
January 29, 2003

Richard A. Strauss
1310 Lady Street
9th Floor, Keenan Building
Columbia, SC 29201
PHONE: 803-779-7472
FAX: 803-252-6171

                               INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Scarlett Oaks Limited Partnership
Lexington, South Carolina

I have audited the accompanying balance sheets of Scarlett Oaks Limited Partnership as of December 31, 2002, and 2001, and the related statements of income, expense and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Scarlett Oaks Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scarlett Oaks Limited Partnership as of December 31, 2002, and 2001, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated February 11, 2003, on my consideration of Scarlett Oaks Limited Partnership's internal control and a report dated February 11, 2003 on its compliance with laws and regulations.

This report is intended for the information of management and the Department of Agriculture, Rural Development. However, this report is a matter of public record and its distribution is not limited.

/s/ Richard A. Strauss, P.A.
Certified Public Accountant

Columbia, South Carolina
February 11, 2003

David G. Pelliccione, C.P.A., P.C.
329 Commercial Drive, Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                             INDEPENDENT AUDITORS' REPORT
                             -----------------------------

To The Partners
Brooks Hill Apartments, L.P.

We have audited the accompanying balance sheet of BROOKS HILL APARTMENTS, L.P., as of December 31, 2002 and 2001 and the related statement of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS HILL APARTMENTS, L.P., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 10, 2003, on our consideration of BROOKS HILL APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants
Savannah, Georgia
February 10, 2003

K.B. Parrish & Co. LLP
6840 Eagle Highlands Way
Indianapolis, IN 46254-2693
PHONE: 317-347-5200
FAX: 317-347-5211

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners of
Village Apartments of Seymour II, L.P.
(A Limited Partnership)

We have audited the balance sheets of Village Apartments of Seymour II, L.P. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partnership capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Apartments of Seymour II, L.P. at December 31, 2002 and 2001, and the results of its operations, changes in partnership capital (deficit), and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 7, 2003 on our consideration of the partnership's internal control over financial reporting and our tests of its compliance with laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Respectfully submitted,
/s/ K.B. Parrish & Company LLP
Certified Public Accountants

Indianapolis, Indiana
January 7, 2003

Scheiner, Mister & Grandizio, P.A.
1122 Kenilworth Drive, Suite 413
Towson, MD 21204
PHONE: 410-494-0885
FAX: 410-321-9024

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the Partners
Frazer Elderly Limited Partnership
Reisterstown, Maryland

We have audited the accompanying balance sheets of Frazer Elderly Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frazer Elderly Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 14, 2003 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering results of our audit.

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
January 14, 2003

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5423
PHONE: 614-825-0011
FAX: 614-825-0014

                               INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners of                                        Rural Housing Service
Bryan Senior Village Limited Partnership                  Servicing Office
DBA Plaza Senior Village Apartments                       Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Bryan Senior Village Limited Partnership (a limited partnership), DBA Plaza Senior Village Apartments, Case No. 41-086-341561720, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bryan Senior Village Limited Partnership, DBA Plaza Senior Village Apartments, Case No. 41-086-341561720, at December 31, 2002 and 2001, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program,", issued in December 1989, we have also issued a report dated January 16, 2003, on our consideration of Bryan Senior Village Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 16, 2003

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5423
PHONE: 614-825-0011
FAX: 614-825-0014

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners of                                         Rural Housing Service
Brubaker Square Limited Partnership                        Servicing Office
DBA Brubaker Square Apartments                             Hillsboro, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Brubaker Square Limited Partnership (a limited partnership), DBA Brubaker Square Apartments, Case No. 41-092-341561718, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brubaker Square Limited Partnership, DBA Brubaker Square Apartments, Case No. 41-092-341561718, at December 31, 2002 and 2001, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program,", issued in December 1989, we have also issued a report dated January 17, 2003, on our consideration of Brubaker Square Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 17, 2003

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5423
PHONE: 614-825-0011
FAX: 614-825-0014

                              INDEPENDENT AUDITORS' REPORT
                            -------------------------------

To the Partners of                                      Rural Housing Service
Villa Allegra Limited Partnership                       Servicing Office
DBA Villa Allegra Apartments                            Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Villa Allegra Limited Partnership (a limited partnership), DBA Villa Allegra Apartments, Case No. 41-054-341561716, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa Allegra Limited Partnership, DBA Villa Allegra Apartments, Case No. 41-054-341561716, at December 31, 2002 and 2001, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 16, 2003, on our consideration of Villa Allegra Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 16, 2003

Fentress, Brown, CPAs & Associates, LLC
8001 Ravines Edge Court, Suite 112
Columbus, OH 43235-5423
PHONE: 614-825-0011
FAX: 614-825-0014

                             INDEPENDENT AUDITORS' REPORT
                           --------------------------------

To the Partners of                                       Rural Housing Service
Logan Place Limited Partnership                          Servicing Office
DBA Logan Place Apartments                               Marietta, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Logan Place Limited Partnership (a limited partnership), DBA Logan Place Apartments, Case No. 41-037-341643639, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December, 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Place Limited Partnership, DBA Logan Place Apartments, Case No. 41-037-341643639, at December 31, 2002 and 2001, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 16, 2003, on our consideration of Logan Place Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Fentress, Brown, CPA's & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 16, 2003

Duggan, Joiner & Company
334 N.W. Third Avenue
Ocala, FL 34475
PHONE: 352-732-0171
FAX: 352-867-1370

                                INDEPENDENT AUDITORS' REPORT
                                ------------------------------

To the Partners
Flagler Beach Villas RRH, Ltd.

We have audited the accompanying basic financial statements of Flagler Beach Villas RRH, Ltd., as of and for the years ended December 31, 2002 and 2001, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Flagler Beach Villas RRH, Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 29, 2003 on our consideration of Flagler Beach Villas RRH, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Duggan, Joiner & Company
Certified Public Accountants

January 29, 2003

Smith, Lambright & Associates, P.C.
505 E. Tyler - P.O. Box 912
Athens, TX 75751
PHONE: 903-675-5674
FAX: 903-675-5676

                               INDEPENDENT AUDITORS' REPORT
                            ---------------------------------

To the Partners
Elkhart Apartments Limited
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of the Elkhart Apartments Limited as of December 31, 2002 and 2001, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of the Elkhart Apartments Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elkhart Apartments Limited as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated April 18, 2003 on our consideration of the Elkhart Apartments Limited's compliance and on internal control over financial reporting and our tests of its compliance with certain laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountants

April 18, 2003

Smith, Lambright & Associates, P.C.
505 E. Tyler - P.O. Box 912
Athens, TX 75751
PHONE: 903-675-5674
FAX: 903-675-5676

                                 INDEPENDENT AUDITORS' REPORT
                                -------------------------------

To the Owners
South Timber Ridge Apartments, Ltd.
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of South Timber Ridge Apartments, Ltd. as of December 31, 2002 and 2001, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of South Timber Ridge Apartments, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Timber Ridge Apartments, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated May 23, 2003 on our consideration of South Timber Ridge Apartments, Ltd.'s compliance and on internal control over financial reporting and our tests of its compliance with certain laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Smith, Lambright & Associates, P.C.
Certified Public Accountant

May 23, 2003

Smith, Lambright & Associates, P.C.
505 E. Tyler-P.O. Box 912
Athens, TX 75751
PHONE: 903-675-5674
FAX: 903-675-5676

                              INDEPENDENT AUDITORS' REPORT
                              ----------------------------

To the Partners
Heritage Drive South, Limited
700 South Palestine
Athens, Texas 75751

We have audited the accompanying Balance Sheet of Heritage Drive South, Limited as of December 31, 2002 and 2001, and the related Statements of Income and Expenses, Changes in Partner's Equity (Deficit), and Cash Flows for the years then ended. These financial statements are the responsibility of Heritage Drive South, Limited's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Drive South, Limited as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated May 15, 2003 on our consideration of Heritage Drive South, Limited's compliance and on internal control over financial reporting and our tests of its compliance with certain laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Smith, Lambright & Associates. P.C.
Certified Public Accountants

May 15, 2003

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE: 859-223-3095
FAX: 859-223-2143

                             INDEPENDENT AUDITORS' REPORT
                           --------------------------------

To the Partners                                        Rural Development
Goodwater Falls, Ltd.                                  London, Kentucky

We have audited the accompanying balance sheets of Goodwater Falls, Ltd., (a limited partnership) Case No. 20-067-621424606, as of December 31, 2002 and 2001 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodwater Falls, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 27, 2003 on our consideration of Goodwater Falls, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Miller, Mayer, Sullivan & Stevens, LLP
Certified Public Accountants
Lexington, Kentucky
January 27, 2003

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                                 INDEPENDENT AUDITORS' REPORT
                                --------------------------------

To The Partners
Frankston Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Frankston Retirement Ltd.-(A Texas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Frankston Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2003, on our consideration of the internal control structure of Frankston Retirement, Ltd.-(A Texas Limited Partnership) and a report dated February 11, 2003, on its compliance with laws and regulations.

Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 11, 2003

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To The Partners
Wallis Housing, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Wallis Housing, Ltd.-(A Texas Limited Partnership) as of December 31, 2002 and 2001, and the related statements of income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Wallis Housing, Ltd.-(A Texas Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 2003, on our consideration of the internal control structure of Wallis Housing, Ltd.-(A Texas Limited Partnership) and a report dated February 12, 2002, on its compliance with laws and regulations.

Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 12, 2003

Lou Ann Montey and Associates, P.C.
8400 N. Mopac Expressway, Suite 304
Austin, TX 78759
PHONE: 512-338-0044
FAX: 512-338-5395

                            INDEPENDENT AUDITORS' REPORT
                            ------------------------------

To The Partners
Menard Retirement, Ltd.-(A Texas Limited Partnership)
Burnet, Texas

We have audited the accompanying balance sheets of Menard Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2002 and 2001 and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Menard Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2003, on our consideration of the internal control structure of Menard Retirement, Ltd.-(A Texas Limited Partnership) and a report dated February 14, 2003, on its compliance with laws and regulations.

Lou Ann Montey and Associates, P.C.
Certified Public Accountants

Austin, Texas
February 14, 2003

Item 10.   Disagreements on Accounting and Financial Disclosures

          None.

PART III

Item 11.  Directors and Executive Officers of Gateway

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

   Ronald M. Diner, age 59, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby, age 47, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

Sandra L. Furey, age 41, is Secretary, Treasurer. Ms. Furey has been employed by Raymond James & Associates, Inc. since 1980 and currently serves as Closing Administrator for the Gateway Tax Credit Funds.

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

Item 12. Executive Compensation

  Gateway has no directors or officers.

Item 13.  Security Ownership of Certain Beneficial Owners and Management

  Neither of the General Partners nor their directors and officers own any units of the outstanding securities of Gateway as of March 31, 2003.

  Gateway is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 14. Certain Relationships and Related Transactions

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

  For the years ended March 31, 2003, 2002 and 2001 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.
	2003 ----	2002 ----	2001 ----
Series 2	$ 68,021	$ 68,197	$ 68,361
Series 3	62,667	62,892	63,104
Series 4	77,271	77,474	77,661
Series 5	95,480	95,755	96,008
Series 6	105,376 -----------	105,753 -----------	106,125 -----------
Total	$ 408,815 ===========	$ 410,071 ===========	$ 411,259 ===========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
	2003 ----	2002 ----	2001 ----
Series 2	$ 18,483	$ 11,737	$ 9,149
Series 3	19,323	12,271	9,565
Series 4	24,365	15,471	12,060
Series 5	30,245	19,205	14,972
Series 6	31,926 ---------	20,272 ---------	15,803 ---------
	$ 124,342	$ 78,956	$ 61,549
Total	=========	=========	=========

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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
AS OF DECEMBER 31, 2002

SERIES 2
Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

Claxton, GA

Douglas, GA

Hartwell, GA

Albion, PA

Westfield, NY

Tuskegee, AL

Lewiston, NY

Charleston, AR

Sallisaw, OK

Pocola, OK

Inverness, FL

Pearson, GA

Richland, GA

Lake Park, GA

Waynesboro, GA

Mt. Vernon, GA

Lakeland, GA

Eagle Butte, SD

Sylacauga, AL

Manchester, GA

Durango, CO

Columbus, KS

		24 24 24 33 32 34 25 32 47 36 72 25 33 48 30 21 29 21 44 49 24 16	$ 652,807 696,105 699,526 1,189,987 1,242,358 1,045,176 991,838 836,206 1,187,413 979,310 2,963,598 622,059 860,421 1,473,775 880,414 569,354 774,026 968,264 1,374,464 1,444,854 1,026,433 433,247
------------
$ 22,911,635
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

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

$ 766,138

820,962

836,998

1,376,297

1,451,283

1,238,749

1,178,185

1,060,098

1,480,089

1,223,370

3,111,565

767,590

1,027,512

1,710,725

1,047,107

680,437

930,574

1,150,214

1,648,081

1,746,076

1,123,454

444,257

$ 0 0 0 19,769 52,623 23,748 17,350 0 0 0 179,759 (1,130) (1,141) (4,183) (3,150) (1,252) (2,759) 62,301 60,511 2,208 50,836 15,612
	-----------	------------	------------
	$1,115,553	$26,819,761	$ 471,102
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

SERIES 2
Apartment Properties	Gross Amount At Which Carried At December 31, 2002 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

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

820,962

836,998

1,396,066

1,501,389

1,262,497

1,195,535

1,060,098

1,480,089

1,223,370

3,291,324

766,460

1,026,371

1,706,542

1,043,957

679,185

927,815

1,197,775

1,708,592

1,748,284

1,174,290

455,035

$    799,538

854,562

859,698

1,458,066

1,525,406

1,291,097

1,233,935

1,076,098

1,517,589

1,245,870

3,496,824

781,460

1,057,871

1,794,542

1,080,357

700,935

955,815

1,279,015

1,774,672

1,784,284

1,314,540

524,242

	-----------	------------	------------
	$1,137,644	$27,268,772	$28,406,416
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
SERIES 2
Apartment Properties Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

	347,594 373,711 383,428 438,009 499,182 415,215 367,035 542,069 737,299 559,014 1,415,521 321,651 425,098 742,330 436,570 285,370 385,798 437,712 572,078 716,063 381,492 234,955	5-27.5 5-27.5 5-27.5 5-27.5 5-40 5-40 5-40 5-25 5-25 5-27.5 5-27.5 5-30 5-30 5-30 5-30 5-30 5-30 5-40 5-40 5-30 5-40 5-27.5
-----------
$11,017,194
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
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

Cynthiana, KY

Helena, GA

Logansport, LA

52 52 32 24 52 48 24 24 41 16 10 40 28 12 24 54 40 38 44 32 24 25 32

$ 1,290,149

1,302,241

850,688

634,558

1,300,828

1,182,952

782,399

887,245

1,181,761

596,802

272,137

1,189,116

842,748

359,036

736,225

1,123,101

1,064,717

1,107,138

1,476,449

888,988

755,342

672,717

890,947

------------
$21,388,284
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

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

$ 1,712,321

1,674,103

1,102,984

834,273

1,734,010

1,560,201

885,923

1,018,523

1,198,373

745,635

339,144

1,447,439

1,018,897

419,725

885,087

1,361,096

1,102,728

1,376,075

1,769,334

1,097,214

891,543

801,128

1,058,773

$ 0 0 0 0 0 0 70,312 67,511 74,735 69,486 5,893 77,789 24,308 0 (1,412) 233,640 11,564 7,941 18,860 18,408 0 1,791 298,357
	-----------	------------	------------
	$1,104,746	$26,034,529	$ 979,183
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

SERIES 3
Apartment Properties	Gross Amount At Which Carried At December 31, 2002 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Birchwood Apts.

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Bryan Senior

Brubaker Square

Southwood

Villa Allegra

Belmont Senior

Heritage Villas

Logansport Seniors

$ 76,827 70,000 45,500 26,000 70,000 37,500 125,832 41,225 114,487 11,749 0 55,750 48,000 20,700 43,581 159,682 74,000 75,000 15,000 35,000 43,600 21,840 27,621

$ 1,712,321

1,674,103

1,102,984

834,273

1,734,010

1,560,201

947,143

1,086,034

1,271,736

815,134

345,037

1,525,228

1,043,205

419,725

883,675

1,471,039

1,114,292

1,384,016

1,788,194

1,115,622

891,543

802,919

1,357,130

$ 1,789,148

1,744,103

1,148,484

860,273

1,804,010

1,597,701

1,072,975

1,127,259

1,386,223

826,883

345,037

1,580,978

1,091,205

440,425

927,256

1,630,721

1,188,292

1,459,016

1,803,194

1,150,622

935,143

824,759

1,384,751

	-----------	------------	------------
	$1,238,894	$26,879,564	$28,118,458
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

SERIES 3
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Birchwood Apts.

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Bryan Senior

Brubaker Square

Southwood

Villa Allegra

Belmont Senior

Heritage Villas

Logansport Seniors

	$ 1,008,956 956,321 621,745 470,083 1,015,779 905,447 402,379 572,406 536,675 433,695 186,627 786,059 493,551 189,976 399,974 751,792 639,140 724,236 791,478 596,308 288,265 341,811 328,332	5-25 5-25 5-25 5-25 5-25 5-25 5-40 5-27.5 5-40 5-27.5 5-27.5 5-27.5 5-30 5-27.5 5-27.5 5-25 5-27.5 5-27.5 5-50 5-27.5 5-40 5-30 5-40
-----------
$13,441,035
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

SERIES 4
Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Alsace Village

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Edmonton Senior

Jonesville Manor

Norton Green

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

Soda Springs, ID

Seneca, MO

Eudora, KS

Westville, OK

Wellsville, KS

Stilwell, OK

Spring Hill, KS

Smithfield, UT

Galliano, LA

Oakdale, LA

Fairchance, PA

Howard, SD

St. George, SC

Williston, SC

Brackettville, TX

Sonora, TX

Ozona, TX

Fredericksburg,TX

St. Joseph, IL

Huron, SD

Ashland, ME

Jasper, AR

Edmonton, KY

Jonesville, VA

Norton, VA

Owingsville, KY

Timpson, TX

Barnesville, GA

Arkansas City, KS

24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12

$   632,896

604,230

951,747

853,036

643,132

1,279,552

691,948

1,528,142

1,234,676

823,605

1,361,211

849,156

748,344

792,707

816,122

837,204

626,998

1,195,637

822,118

706,505

1,197,991

852,865

749,976

1,341,277

1,332,144

701,368

668,397

1,035,973

338,921

------------
$26,217,878
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

SERIES 4
Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Alsace Village

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Edmonton Senior

Jonesville Manor

Norton Green

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

$ 15,000

76,212

50,000

27,560

38,000

30,000

49,800

82,500

85,000

42,000

68,000

57,200

22,600

25,000

28,600

51,000

40,000

45,000

28,000

24,500

38,200

27,000

40,000

100,000

120,000

28,000

13,500

29,500

16,800

$ 771,590

640,702

1,207,482

1,074,126

772,971

1,627,974

986,569

1,698,213

1,408,434

989,522

1,578,814

977,493

915,400

959,345

963,366

962,315

719,843

1,357,563

940,580

810,110

1,361,892

1,067,890

866,714

1,578,135

1,535,373

820,044

802,416

1,259,547

395,228

$ 43,407 34,172 0 0 (1) 0 0 107,140 769,580 500,637 39,433 39,605 568 19,010 50,297 33,717 42,246 41,689 8,303 34,225 22,390 10,731 0 57,809 78,208 5,250 0 0 0
	-----------	------------	------------
	$1,298,972	$31,049,651	$1,938,416
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

SERIES 4
Apartment Properties	Gross Amount At Which Carried At December 31, 2002 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

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

77,721

50,000

27,560

38,000

30,000

49,800

115,040

85,000

42,000

81,233

63,800

22,600

25,000

28,600

51,000

40,000

45,000

28,000

29,090

38,200

27,000

40,000

100,000

120,000

28,000

13,500

29,500

16,800

$   814,997

673,365

1,207,482

1,074,126

772,970

1,627,974

986,569

1,772,813

2,178,014

1,490,159

1,605,014

1,010,498

915,968

978,355

1,013,663

996,032

762,089

1,399,252

948,883

839,745

1,384,282

1,078,621

866,714

1,635,944

1,613,581

825,294

802,416

1,259,547

395,228

$   829,997

751,086

1,257,482

1,101,686

810,970

1,657,974

1,036,369

1,887,853

2,263,014

1,532,159

1,686,247

1,074,298

938,568

1,003,355

1,042,263

1,047,032

802,089

1,444,252

976,883

868,835

1,422,482

1,105,621

906,714

1,735,944

1,733,581

853,294

815,916

1,289,047

412,028

	-----------	------------	------------
	$1,357,444	$32,929,595	$34,287,039
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

SERIES 4
Apartment Properties Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Alsace Village

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Edmonton Senior

Jonesville Manor

Norton Green

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

$   383,869

375,864

541,594

488,878

355,795

741,698

496,918

534,253

456,248

319,744

516,436

376,148

442,142

456,272

277,103

288,051

210,254

400,741

428,942

359,601

651,064

348,604

275,558

738,275

756,736

258,396

257,060

404,832

178,898

5-27.5 5-27.5 5-27.5 5-27.5 5-25 5-27.5 5-25 5-40 5-40 5-40 5-40 5-40 5-27.5 5-27.5 5-40 5-40 5-40 5-40 5-27.5 5-27.5 5-27.5 5-40 5-40 5-27.5 5-27.5 5-40 5-40 5-27.5 5-27.5
-----------
$12,319,974
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

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

Cloverdale, IN

Pineville, MO

Americus, GA

37 24 12 16 24 20 24 78 40 44 24 33 25 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24

$ 1,230,368

798,194

330,434

451,238

568,235

552,525

709,616

2,661,299

1,379,094

1,451,155

727,297

896,360

721,562

733,808

1,310,430

925,079

739,493

2,069,257

1,275,097

731,248

690,374

664,066

728,440

633,676

649,530

1,119,304

623,780

420,032

972,323

1,423,655

579,128

735,919

752,986

1,057,151

317,709

721,323

------------
$32,351,185
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

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

1,790

1,482

8,366

19,213

8,947

49,305

2,247,274

640,730

1,538,839

788,834

975,271

674,638

375,617

1,129,006

500,362

703,300

272,303

677,191

1,164

1,164

0

0

(2,523)

51,479

59,584

17,099

11,203

78,673

1,299,240

335,976

816,212

351,940

38,587

22,257

13,100

	-----------	------------	------------
	$1,418,219	$25,157,470	$13,713,268
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

SERIES 5
Apartment Properties	Gross Amount At Which Carried At December 31, 2002 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

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

38,500

18,000

21,600

25,200

28,000

16,220

248,068

44,475

77,500

15,930

16,845

14,700

13,500

60,000

48,000

16,600

100,788

70,000

39,781

25,000

35,600

45,000

12,020

22,660

70,868

21,000

97,313

46,323

28,000

15,000

50,393

40,000

50,123

60,006

14,300

$ 1,458,202

942,117

384,402

551,325

707,142

667,908

879,776

2,969,833

1,632,888

1,675,674

850,329

1,071,819

870,709

888,148

1,542,149

1,079,071

891,112

2,483,560

1,519,526

850,160

815,596

835,930

912,710

764,705

800,983

1,378,510

738,350

481,020

1,196,888

1,713,669

774,761

915,302

935,055

1,265,739

350,380

886,696

$ 1,517,702

980,617

402,402

572,925

732,342

695,908

895,996

3,217,901

1,677,363

1,753,174

866,259

1,088,664

885,409

901,648

1,602,149

1,127,071

907,712

2,584,348

1,589,526

889,941

840,596

871,530

957,710

776,725

823,643

1,449,378

759,350

578,333

1,243,211

1,741,669

789,761

965,695

975,055

1,315,862

410,386

900,996

	-----------	------------	------------
	$1,606,813	$38,682,144	$40,288,957
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

SERIES 5
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Seymour

Effingham

S.F. Winfield

S.F.Medicine Lodge

S.F. Ottawa

S.F. Concordia

Highland View

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

$   643,278

409,624

175,327

224,361

316,109

301,975

278,040

1,147,957

632,010

627,019

311,372

392,204

327,476

345,105

572,585

413,437

337,826

631,833

469,956

230,512

224,277

360,056

431,797

331,450

337,698

627,953

171,551

225,416

348,952

784,400

266,949

303,390

421,012

592,366

183,238

216,758

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-27.5

5-27.5

5-27.5

5-30

5-30

5-30

5-30

5-30

5-30

5-30

5-50

5-40

5-50

5-50

5-27.5

5-25

5-27.5

5-27.5

5-25

5-30

5-30

5-27.5

5-25

5-27.5

5-50

5-27.5

5-25

5-27.5

5-27.5

-----------
$14,615,269
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

SERIES 6
Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Spruce

Shannon Apartments

Carthage

Mt. Crest

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Vilage

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

Pierre, SD

O'Neill, NE

Carthage, MO

Enterprise, OR

Coal City, IL

Blacksburg, SC

Smyrna, DE

Ehrhardt, SC

Sinton, TX

Frankston, TX

Flagler Beach, FL

Williamsburg, KY

Monett, MO

Arma, KS

Southwest City, MO

Luverne, AL

Parsons, KS

Newport, TN

Jenkins, KY

Corbin, KY

Somerset, KY

Mitchell, SD

Watertown, SD

Jacksonville, TX

Brodhead, KY

Mt. Vernon, KY

Hazlehurst, MS

Yankton, SD

Hooversville, PA

Logan, OH

Haines, AK

Barbourville, KY

Gassville, AR

St. George, SC

Mountain View, AR

Harrison, AR

Hardy, AR

Dawson, GA

24 16 24 39 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 24 40

$   908,829

532,041

569,682

997,200

972,120

1,078,833

1,463,765

558,487

845,961

557,077

1,375,840

808,006

783,138

714,054

316,892

1,000,766

1,252,884

1,294,517

1,111,849

794,841

784,103

996,645

865,528

976,719

783,202

779,853

966,539

1,154,387

1,336,221

1,246,532

2,372,181

792,810

792,229

461,372

1,103,174

194,221

315,009

1,180,920

------------
$35,038,427
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

SERIES 6
Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Spruce

Shannon Apartments

Carthage

Mt. Crest

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Vilage

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

$ 60,040

5,000

115,814

64,914

60,055

39,930

51,665

9,020

42,103

30,000

118,575

40,000

170,229

85,512

67,303

72,500

49,780

61,350

32,000

44,250

35,000

95,000

32,000

44,247

21,600

55,000

60,000

90,000

0

39,300

189,323

79,000

23,000

13,000

37,500

20,000

0

40,000

$ 108,772

94,494

578,597

1,143,675

1,121,477

1,278,860

1,619,209

671,750

985,010

639,068

1,534,541

995,782

782,795

771,316

319,272

1,130,651

1,483,188

1,470,505

1,142,517

977,220

893,323

1,121,119

1,017,572

1,151,157

932,468

884,596

1,118,734

1,269,252

1,428,656

1,477,527

2,851,953

924,144

788,157

239,455

1,361,272

595,604

473,695

346,569

$  972,634

579,301

43,859

38,632

103,489

40,001

5,968

5,006

25,946

7,863

0

2,184

25,535

29,330

22,775

11,111

0

95,147

230,346

1,091

39,053

63,102

67,172

9,985

10,383

4,711

22,089

67,223

220,627

10,085

(2,222)

30,846

33,083

308,522

(14,886)

478

463,249

1,088,404

	-----------	------------	------------
	$2,094,010	$37,723,952	$4,662,122
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

SERIES 6
Apartment Properties	Gross Amount At Which Carried At December 31, 2002
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

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

18,406

116,842

64,914

60,055

39,930

51,665

9,020

42,103

30,000

118,575

40,000

173,213

89,512

79,336

72,500

49,780

61,350

32,000

44,250

35,000

95,556

36,012

53,837

21,600

55,000

60,000

112,363

104,800

39,300

189,323

79,000

23,000

13,000

37,500

20,000

21,250

40,000

$ 1,055,138

660,389

621,428

1,182,307

1,224,966

1,318,861

1,625,177

676,756

1,010,956

646,931

1,534,541

997,966

805,346

796,646

330,014

1,141,762

1,483,188

1,565,652

1,372,863

978,311

932,376

1,183,665

1,080,732

1,151,552

942,851

889,307

1,140,823

1,314,112

1,544,483

1,487,612

2,849,731

954,990

821,240

547,977

1,346,386

596,082

915,694

1,434,973

$ 1,141,446

678,795

738,270

1,247,221

1,285,021

1,358,791

1,676,842

685,776

1,053,059

676,931

1,653,116

1,037,966

978,559

886,158

409,350

1,214,262

1,532,968

1,627,002

1,404,863

1,022,561

967,376

1,279,221

1,116,744

1,205,389

964,451

944,307

1,200,823

1,426,475

1,649,283

1,526,912

3,039,054

1,033,990

844,240

560,977

1,383,886

616,082

936,944

1,474,973

	-----------	------------	------------
	$2,316,300	$42,163,784	$44,480,084
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

SERIES 6
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Spruce

Shannon Apartments

Carthage

Mt. Crest

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Vilage

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

$   382,247

188,551

354,578

517,143

356,621

580,527

707,613

266,797

234,006

149,444

455,644

401,903

436,373

413,195

182,065

348,049

645,279

652,233

392,610

283,216

269,612

417,551

309,324

510,997

261,559

251,004

320,901

509,745

440,393

508,853

1,122,606

379,316

333,846

205,680

403,957

172,639

255,370

332,141

5-30

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-50

5-30

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-40

5-25

5-40

5-50

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-40

5-40

5-40

-----------
$14,953,588
===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 2

Balance at beginning of period -
December 31, 2001
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 75,916 0 0 --------- 0 0 ---------	$28,330,500 75,916 0 ---------
Balance at end of period - December 31, 2002		$28,406,416 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2001 Current year expense Less Accumulated Depreciation of real estate sold Other	864,473 1 0 ---------	$10,152,720 864,474 ----------
Balance at end of period - December 31, 2002		$ 11,017,194 ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 3

Balance at beginning of period -
December 31, 2001
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 372,015 1,372 0 --------- 25,484 0 ---------	$27,770,555 373,387 (25,484) ---------
Balance at end of period - December 31, 2002		$28,118,458 ===========

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2001 Current year expense Less Accumulated Depreciation of real estate sold Other	952,987 (25,484) 0 --------	$12,513,532 927,503 ----------
Balance at end of period - December 31, 2002		$13,441,035 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 4

Balance at beginning of period -
December 31, 2001
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 1,311,196 5,275 0 --------- 1,938 0 ---------	$32,972,506 1,316,471 (1,938) ---------
Balance at end of period - December 31, 2002		$34,287,039 =============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2001 Current year expense Less Accumulated Depreciation of real estate sold Other	1,044,627 (1,938) 0 ---------	$ 11,277,285 1,042,689 ----------
Balance at end of period - December 31, 2002		$12,319,974 ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002

GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 5

Balance at beginning of period -
December 31, 2001
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 2,960 77,198 0 --------- 2,002 0 ---------	$40,210,801 80,158 (2,002) ---------
Balance at end of period - December 31, 2002		$40,288,957 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2001 Current year expense Less Accumulated Depreciation of real estate sold Other	1,280,622 (2,002) 0 --------	$13,336,649 1,278,620 ----------
Balance at end of period - December 31, 2002		$14,615,269 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2002
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 6
Balance at beginning of period -
December 31, 2001
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 138,176 2,004 0 --------- 11,920 0 ---------	$44,351,824 140,180 (11,920) ----------
Balance at end of period - December 31, 2002		$44,480,084 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2001 Current year expense Less Accumulated Depreciation of real estate sold Other	1,361,780 (11,920) 0 ----------	$13,603,728 1,349,860 ----------
Balance at end of period - December 31, 2002		$14,953,588 ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2002

SERIES 2
PARTNERSHIP -----------	# OF UNITS ------	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE --------	TERM (YEARS) ------

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

	24 24 24 33 32 34 25 32 47 36 72 25 33 48 30 21 29 21 44 49 24 16	$ 652,807 696,105 699,526 1,189,987 1,242,358 1,045,176 991,838 836,206 1,187,413 979,310 2,963,598 622,059 860,421 1,473,775 880,414 569,354 774,026 968,264 1,374,464 1,444,854 1,026,433 433,247	8.75% 8.75% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 9.00% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 9.00% 8.25%	5,883 6,284 5,307 9,011 9,218 7,905 7,720 6,333 8,980 7,407 27,905 4,926 6,517 11,466 6,666 4,309 5,882 7,515 10,536 10,958 7,739 3,102	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50
$22,911,635

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2002

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

Belmont Senior

Heritage Villas

Logansport Seniors

52 52 32 24 52 48 24 24 41 16 10 40 28 12 24 54 40 38 44 32 24 25 32

$ 1,290,149

1,302,241

850,688

634,558

1,300,828

1,182,952

782,399

887,245

1,181,761

596,802

272,137

1,189,116

842,748

359,036

736,225

1,123,101

1,064,717

1,107,138

1,476,449

888,988

755,342

672,717

890,947

			9.50% 9.50% 9.50% 9.00% 9.50% 9.50% 9.50% 9.00% 9.00% 8.75% 9.00% 9.00% 9.50% 9.50% 8.75% 9.00% 10.00% 9.00% 9.25% 9.00% 9.00% 8.75% 8.75%	10,682 10,654 6,905 4,950 10,657 9,727 6,410 6,927 9,279 5,146 2,131 9,310 6,906 3,119 5,815 9,198 9,455 8,646 11,752 7,053 6,001 5,110 6,745	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 40 50 50 50 50 50 50 50
$21,388,284

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2002

SERIES 4
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE -------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

Alsace Village

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Edmonton Senior

Jonesville Manor

Norton Green

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12

$   632,896

604,230

951,747

853,036

643,132

1,279,552

691,948

1,528,142

1,234,676

823,605

1,361,211

849,156

748,344

792,707

816,122

837,204

626,998

1,195,637

822,118

706,505

1,197,991

852,865

749,976

1,341,277

1,332,144

701,368

668,397

1,035,973

338,921

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
$26,217,878

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2002

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

S. Timber Ridge

Pineville

Ravenwood

37 24 12 16 24 20 24 78 40 44 24 33 25 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24

$ 1,230,368

798,194

330,434

451,238

568,235

552,525

709,616

2,661,299

1,379,094

1,451,155

727,297

896,360

721,562

733,808

1,310,430

925,079

739,493

2,069,257

1,275,097

731,248

690,374

664,066

728,440

633,676

649,530

1,119,304

623,780

420,032

972,323

1,423,655

579,128

735,919

752,986

1,057,151

317,709

721,323

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
$32,351,185

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2002

SERIES 6
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE -------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

Spruce

Shannon Apartments

Carthage

Mt. Crest

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Vilage

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

24 16 24 39 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 24 40

$   908,829

532,041

569,682

997,200

972,120

1,078,833

1,463,765

558,487

845,961

557,077

1,375,840

808,006

783,138

714,054

316,892

1,000,766

1,252,884

1,294,517

1,111,849

794,841

784,103

996,645

865,528

976,719

783,202

779,853

966,539

1,154,387

1,336,221

1,246,532

2,372,181

792,810

792,229

461,372

1,103,174

194,221

315,009

1,180,920

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
$35,038,427

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: June 27, 2003               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: June 27, 2003               By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: June 27, 2003               By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting

CERTIFICATIONS*

I, Ron Diner, certify that:

1. I have reviewed this annual report on Form 10-K of Gateway Tax Credit Fund II, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information include in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003              By:/s/ Ronald M. Diner
                                 Ronald M. Diner
                                 President

I, Carol Georges, certify that:

1. I have reviewed this annual report on Form 10-K of Gateway Tax Credit Fund II, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information include in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003              By:/s/ Carol Georges
                                 Carol Georges
                                 Vice President and Director of Accounting