Form 10-Q
period 2003-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 2003-08-12
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended             June 30, 2003

Commission File Number                       0-19022

                     Gateway Tax Credit Fund II Ltd.
         Exact name of Registrant as specified in its charter)

        Florida                               65-0142704
(State or other jurisdiction of             (I.R.S. Employer No.)
 incorporation or organization)

 880 Carillon Parkway,   St. Petersburg,   Florida          33716
 (Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:  (727) 567-4830

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
     Title of Each Class                            June 30, 2003
Beneficial Assignee Certificates:
$1,000 per certificate                                 37,228

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2003 Form 10-K, filed with the
Securities and Exchange Commission on June 27, 2003
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-31821

PART I - Financial Information
    Item 1. Financial Statements:

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 2	June 30, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

    Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,136 at June 30, 2003 and March 31, 2003 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,136 at June 30, 2003 and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  298,797
57,891
-----------
356,688

108,993
44,038
-----------
$  509,719
===========

$   63,087
-----------
63,087
-----------

477,701
-----------

23,041
(54,110)
-----------
(31,069)
-----------
$  509,719
===========

$  243,155
58,586
-----------
301,741

163,672
58,381
-----------$  523,794
===========

$   53,915
-----------
53,915
-----------

462,542
-----------

61,063
(53,726)
-----------
7,337
-----------
$  523,794
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 3	June 30, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 5,456 at June 30, 2003 and March 31, 2003 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 5,456 at June 30, 2003 and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  256,329
51,494
-----------
307,823

96,945
5,664
-----------
$  410,432
===========

$   70,780
-----------
70,780
-----------

356,119
-----------

31,514
(47,981)
-----------
(16,467)
-----------
$  410,432
===========

$  201,450
52,111
-----------
253,561

145,583
6,633
---------
$  405,777
===========

$   58,599
-----------
58,599
-----------

342,384
-----------

52,562
(47,768)
-----------
4,794
-----------
$  405,777
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 4	June 30, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,915 at June 30, 2003 and March 31, 2003 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,915 at June 30, 2003 and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  336,737
65,236
-----------
401,973

122,821
7,641
-----------
$  532,435
===========

$   75,855
-----------
75,855
-----------

465,786
-----------

51,540
(60,746)
-----------
(9,206)
-----------
$  532,435
===========

$  273,896
66,019
-----------
339,915

184,439
12,279
-----------
$  536,633
===========

$   66,103
-----------
66,103
-----------

448,900
-----------

82,068
(60,438)
-----------
21,630
-----------
$  536,633
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 5	June 30, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 8,616 at June 30, 2003 and March 31, 2003 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 8,616 at June 30, 2003 and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  471,454
81,310
-----------
552,764

153,080
358,067
-----------
$1,063,911
===========

$  102,627
-----------
102,627
-----------

476,615
-----------

555,446
(70,777)
-----------
484,669
-----------
$1,063,911
===========

$  385,402
82,284
-----------
467,686

229,879
376,275
-----------
$1,073,840
===========

$   87,203
-----------
87,203
-----------

455,765
-----------

601,187
(70,315)
-----------
530,872
-----------
$1,073,840
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 6	June 30, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 10,105 at June 30, 2003 and March 31, 2003 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 10,105 at June 30, 2003 and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  441,837
 67,509
-----------
509,346

196,886
957,410
-----------
$1,663,642
===========

$   99,887
-----------
99,887
-----------

609,180
-----------

1,033,755
(79,180)
-----------
954,575
-----------
$1,663,642
===========

$  447,585
66,339
-----------
513,924

193,328
1,024,672
-----------
$1,731,924
===========

$   83,931
-----------
83,931
-----------

586,023
-----------

1,140,076
(78,106)
-----------
1,061,970
-----------
$1,731,924
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 2 - 6	June 30, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 37,228 at June 30, 2003 and March 31, 2003 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at June 30, 2003 and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$1,805,154
323,440
-----------
2,128,594

678,725
1,372,820
-----------
$4,180,139
===========

$  412,236
-----------
412,236
-----------

2,385,401
-----------

1,695,296
(312,794)
-----------
1,382,502
-----------
$4,180,139
===========

$1,551,488
325,339
-----------
1,876,827

916,901
1,478,240
-----------
$4,271,968
===========

$  349,751
-----------
349,751
-----------

2,295,614
-----------

1,936,956
(310,353)
-----------
1,626,603
-----------
$4,271,968
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 2	2003 ----	2002 ----

Revenues:
 Interest Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    3,590
-----------
3,590
-----------

17,004

11,792
1,413
174
-----------
30,383
-----------

(26,793)
(11,613)
-----------
$  (38,406)
===========

$  (38,022)
(384)
-----------
$  (38,406)
===========

$    (6.20)
===========
6,136
===========

$    4,697
-----------
4,697
-----------

17,050

4,438
2,072
174
-----------
23,734
-----------

(19,037)
(27,010)
-----------
$  (46,047)
===========

$  (45,587)
(460)
-----------
$  (46,047)
===========

$    (7.43)
===========
6,136
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 3	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    3,178
 6,205
-----------
9,383
-----------

15,664

12,329
1,682
129
-----------
29,804
-----------

(20,421)
(840)
-----------
$  (21,261)
===========

$  (21,048)
(213)
-----------
$  (21,261)
===========

$    (3.86)
===========
5,456
===========

$    4,153
0
-----------
 4,153
-----------

15,732

4,640
1,952
280
-----------
22,604
-----------

(18,451)
(16,754)
-----------
$  (35,205)
===========

$  (34,853)
(352)
-----------
$  (35,205)
===========

$    (6.39)
===========
5,456
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 4	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    4,049
6,563
-----------
10,612
-----------

19,318

15,544
1,948
309
-----------
37,119
-----------

(26,507)
(4,329)
-----------
$  (30,836)
===========

$  (30,528)
(308)
-----------
$  (30,836)
===========

$    (4.41)
===========
6,915
===========

$    5,320
0
-----------
5,320
-----------

19,369

5,850
2,463
988
-----------
28,670
-----------

(23,350)
(57,477)
-----------
$  (80,827)
===========

$  (80,019)
(808)
-----------
$  (80,827)
===========

$   (11.57)
===========
6,915
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 5	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    5,153
12,492
-----------
17,645
-----------

23,870

19,297
2,473
1,202
-----------
46,842
-----------

(29,197)
(17,006)
-----------
$  (46,203)
===========

$  (45,741)
(462)
-----------
$  (46,203)
===========

$    (5.31)
===========
8,616
===========

$    6,747
0
-----------
6,747
-----------

23,939

7,262
2,918
1,278
-----------
35,397
-----------

(28,650)
(15,473)
-----------
$  (44,123)
===========

$  (43,682)
(441)
-----------
$  (44,123)
===========

$    (5.07)
===========
8,616
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 6	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    5,334
3,514
-----------
8,848
-----------

26,344

20,368
3,787
2,224
-----------
52,723
-----------

(43,875)
(63,520)
-----------
$ (107,395)
===========

$ (106,321)
(1,074)
-----------
$ (107,395)
===========

$   (10.52)
===========
10,105
===========

$    6,789
0
-----------
6,789
-----------

26,438

7,665
3,224
2,363
-----------
39,690
-----------

(32,901)
(57,389)
-----------
$  (90,290)
===========

$  (89,387)
(903)
-----------
$  (90,290)
===========

$    (8.85)
===========
10,105
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
TOTAL SERIES 2 - 6	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   21,304
28,774
-----------
50,078
-----------

102,200

79,330
11,303
4,038
-----------
196,871
-----------

(146,793)
(97,308)
-----------
$ (244,101)
===========

$ (241,660)
(2,441)
-----------
$ (244,101)
===========

$   27,706
0
-----------
27,706
-----------

102,528

29,855
12,629
5,083
-----------
150,095
-----------

(122,389)
(174,103)
-----------
$ (296,492)
===========

$ (293,527)
(2,965)
-----------
$ (296,492)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at June 30, 2002 Balance at March 31, 2003 Net Loss Balance at June 30, 2003	$ 145,441 (45,587) ------------ $ 99,854 ============ $ 61,063 (38,022) ------------ $ 23,041 ============	$ (52,874) (460) ------------ $ (53,334) ============ $ (53,726) (384) ------------ $ (54,110) ============	$ 92,567 (46,047) ------------ $ 46,520 ============ $ 7,337 (38,406) ------------ $ (31,069) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at June 30, 2002 Balance at March 31, 2003 Net Loss Balance at June 30, 2003	$ 134,464 (34,853) ------------ $ 99,611 ============ $ 52,562 (21,048) ------------ $ 31,514 ============	$ (46,941) (352) ------------ $ (47,293) ============ $ (47,768) (213) ------------ $ (47,981) ============	$ 87,523 (35,205) ------------ $ 52,318 ============ $ 4,794 (21,261) ------------ $ (16,467) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at June 30, 2002 Balance at March 31, 2003 Net Loss Balance at June 30, 2003	$ 240,778 (80,019) ------------ $ 160,759 ============ $ 82,068 (30,528) ------------ $ 51,540 ============	$ (58,835) (808) ------------ $ (59,643) ============ $ (60,438) (308) ------------ $ (60,746) ============	$ 181,943 (80,827) ------------ $ 101,116 ============ $ 21,630 (30,836) ------------ $ (9,206) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at June 30, 2002 Balance at March 31, 2003 Net Loss Balance at June 30, 2003	$ 860,560 (43,682) ------------ $ 816,878 ============ $ 601,187 (45,741) ------------ $ 555,446 ============	$ (67,695) (441) ------------ $ (68,136) ============ $ (70,315) (462) ------------ $ (70,777) ============	$ 792,865 (44,123) ------------ $ 748,742 ============ $ 530,872 (46,203) ------------ $ 484,669 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at June 30, 2002 Balance at March 31, 2003 Net Loss Balance at June 30, 2003	$ 1,471,324 (89,387) ------------ $ 1,381,937 ============ $ 1,140,076 (106,321) ------------ $ 1,033,755 ============	$ (74,760) (903) ------------ $ (75,663) ============ $ (78,106) (1,074) ------------ $ (79,180) ============	$ 1,396,564 (90,290) ------------ $ 1,306,274 ============ $ 1,061,970 (107,395) ------------ $ 954,575 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at June 30, 2002 Balance at March 31, 2003 Net Loss Balance at June 30, 2003	$ 2,852,567 (293,528) ------------ $ 2,559,039 ============ $ 1,936,956 (241,660) ------------ $ 1,695,296 ============	$ (301,105) (2,964) ------------ $ (304,069) ============ $ (310,353) (2,441) ------------ $ (312,794) ============	$ 2,551,462 (296,492) ------------ $ 2,254,970 ============ $ 1,626,603 (244,101) ------------ $ 1,382,502 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
SERIES 2 --------	2003 ----	2002 ----

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
  Redemption of Investment in Securities

      Net Cash Provided by Investing
      Activities

Increase (Decrease)in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
Of Period

Cash and Cash Equivalents at End of Period

$ (38,406) 174 (3,211) 11,613 33,932 24,331 ---------- 28,433 ---------- 2,556 24,653 ---------- 27,209 ---------- 55,642 243,155 ---------- $ 298,797 ==========		$ (46,047) 174 (4,024) 27,010 0 12,937 ---------- (9,950) ---------- 0 0 ---------- 0 ---------- (9,950) 235,805 ---------- $ 225,855 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
SERIES 3 --------	2003 ----	2002 ----

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
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase (Decrease)in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (21,261) 129 (2,856) 840 30,183 (6,205) 25,916 ---------- 26,746 ---------- 6,205 21,928 ---------- 28,133 ---------- 54,879 201,450 ---------- $ 256,329 ==========	$ (35,205) 280 (3,579) 16,754 0 0 11,451 ---------- (10,299) ---------- 7,659 0 ---------- 7,659 ---------- (2,640) 198,028 ---------- $ 195,388 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
SERIES 4 -------	2003 ----	2002 ----

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
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Increase (Decrease)in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (30,836) 309 (3,619) 4,329 38,239 (6,563) 26,638 ---------- 28,497 ---------- 6,563 27,781 ---------- 34,344 ----------62,841 273,896 ---------- $ 336,737 ==========	$ (80,827) 988 (4,534) 57,477 0 0 14,162 ---------- (12,734) ---------- 11,341 0 ---------- 11,341 ----------(1,393) 272,179 ---------- $ 270,786 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
SERIES 5 --------	2003 ----	2002 ----

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
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase (Decrease)in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (46,203) 1,202 (4,510) 17,006 47,659 (12,492) 36,274 ---------- 38,936 ---------- 12,492 34,624 ---------- 47,116 ---------- 86,052 385,402 ---------- $ 471,454 ==========	$ (44,123) 1,278 (5,651) 15,473 0 0 17,354 ---------- (15,669) ---------- 13,828 0 ---------- 13,828 ---------- (1,841) 380,377 ---------- $ 378,536 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
SERIES 6 --------	2003 ----	2002 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments
    in Securities
    Equity in Losses of Project
    Partnerships
    Distributions Included in Other Income
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners

        Net Cash Used In Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

        Net Cash Provided by Investing
        Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$(107,395) 2,224 (4,728) 63,520 (3,514) 39,113 ---------- (10,780) ---------- 5,032 ---------- 5,032 ---------- (5,748) 447,585 ---------- $ 441,837 ==========	$ (90,290) 2,363 (5,484) 57,389 0 19,785 ---------- (16,237) ---------- 6,080 ---------- 6,080 ---------- (10,157) 455,377 ---------- $ 445,220 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)
TOTAL SERIES 2 - 6 --------	2003 ----	2002 ----

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
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Increase (Decrease)in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (244,101) 4,038 (18,924) 97,308 150,013 (28,774) 152,272 ---------- 111,832 ---------- 32,848 108,986 ---------- 141,834 ---------- 253,666 1,551,488 ---------- $1,805,154 ===========	$ (296,492) 5,083 (23,272) 174,103 0 0 75,689 ---------- (64,889) ---------- 38,908 0 ---------- 38,908 ---------- (25,981) 1,541,766 ---------- $1,515,785 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2003

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 2003, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

Reclassifications

   For comparability, the 2002 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2003.

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2003. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 2003 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $98,793 for Series 2, $87,873 for Series 3, $111,326 for Series 4, $138,755 for Series 5 and $143,977 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

	Estimated Market Value ----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ---------------
Series 2	$ 185,993	$ 166,884	$ 19,109
Series 3	165,384	148,439	16,945
Series 4	209,606	188,057	21,549
Series 5	261,167	234,390	26,777
Series 6	296,276	264,395	31,881

   As of June 30, 2003, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 57,891	$ 51,494	$ 65,236
After 1 year through 5 years	108,993	96,945	122,821
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 166,884 =========	$ 148,439 =========	$ 188,057 =========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 81,310	$ 67,509	$ 323,440
After 1 year through 5 years	153,080	196,886	678,725
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 234,390 =========	$ 264,395 =========	$1,002,165 ==========

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

   For the three months June 30, 2003 and 2002 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                               2003             2002
                              -----            -----
  Series 2                $  17,004         $  17,050
  Series 3                   15,664            15,732
  Series 4                   19,318            19,369
  Series 5                   23,870            23,939
  Series 6                   26,344            26,438
                           ---------        ---------
  Total                   $ 102,200         $ 102,528
                           =========        =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

  Series 2                $  11,792          $  4,438
  Series 3                   12,329             4,640
  Series 4                   15,544             5,850
  Series 5                   19,297             7,262
  Series 6                   20,368             7,665
                          ---------          --------
  Total                   $  79,330          $ 29,855
                          =========           ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes (Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5 - 36 and Series
6 - 38).

   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 2	JUNE 30, 2003 ------------	MARCH 31, 2003 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,702,887) (85,359) ----------- (263,568) 390,838 (83,232) ----------- $ 44,038 ============	$ 4,524,678 (4,691,275) (82,805) ----------- (249,402) 390,838 (83,055) ----------- $ 58,381 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,768,770 for the period ended June 30, 2003 and cumulative suspended losses of $3,619,969 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 3	JUNE 30, 2003 ------------	MARCH 31, 2003 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,888,713 (4,129,182) (163,436) ----------- (403,905) 491,746 (82,177) ----------- $ 5,664 ===========	$ 3,888,713 (4,128,342) (163,436) ----------- (403,065) 491,746 (82,048) ----------- $ 6,633 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,534,092 for the period ended June 30, 2003 and cumulative suspended losses of $4,423,589 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 4	JUNE 30, 2003 ------------	MARCH 31, 2003 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,952,519 (5,264,471) (121,974) ----------- (433,926) 562,967 (121,400) ----------- $ 7,641 ===========	$ 4,952,519 (5,260,142) (121,974) ----------- (429,597) 562,967 (121,091) ----------- $ 12,279 ===========

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,518,799 for the period ended June 30, 2003 and cumulative suspended losses of $3,390,030 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 5	JUNE 30, 2003 ------------	MARCH 31, 2003 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 6,164,472 (6,131,129) (188,111) ----------- (154,768) 650,837 (138,002) ----------- $ 358,067 ===========	$ 6,164,472 (6,114,123) (188,111) ----------- (137,762) 650,837 (136,800) ----------- $ 376,275 ===========

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,145,829 for the period ended June 30, 2003 and cumulative suspended losses of $4,001,897 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 6	JUNE 30, 2003 ------------	MARCH 31, 2003 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,462,215 (6,894,063) (205,626) ----------- 362,526 785,179 (190,295) ----------- $ 957,410 ============	$ 7,462,215 (6,830,543) (204,108) ----------- 427,564 785,179 (188,071) ----------- $ 1,024,672 ============

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $2,934,375 for the period ended June 30, 2003 and cumulative suspended losses of $2,752,730 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 2 - 6	JUNE 30, 2003 ------------	MARCH 31, 2003 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 26,992,597 (27,121,732) (764,506) ----------- (893,641) 2,881,567 (615,106) ----------- $ 1,372,820 ============	$ 26,992,597 (27,024,425) (760,434) ------------ (792,262) 2,881,567 (611,065) ------------ $ 1,478,240 ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
MARCH 31,
SERIES 2	2003 ----	2002 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,005,902
17,172,971
73,825
-----------
$19,252,698
===========

$   477,573
22,911,635
-----------
23,389,208
-----------

(4,058,980)
(77,530)
-----------
(4,136,510)
-----------

$19,252,698
===========

$   679,397
-----------
479,670
145,511
216,251
-----------
841,432
-----------
$  (162,035)
===========
$    (1,621)
===========
$  (160,414)
148,801
-----------
$   (11,613)
===========

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
MARCH 31,
SERIES 3	2003 ----	2002 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,278,141
14,442,945
172,195
-----------
$16,893,281
===========

$   394,593
21,388,284
-----------
21,782,877
-----------

(4,898,227)
8,631
-----------
(4,889,596)
-----------

$16,893,281
===========

$   680,151
-----------
435,740
122,895
234,740
-----------
793,375
-----------
$  (113,224)
===========
$    (1,881)
===========
$  (111,343)
110,503
-----------
$      (840)
===========

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
MARCH 31,
SERIES 4	2003 ----	2002 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,160,173
21,722,194
175,015
-----------
$24,057,382
===========

$ 1,072,901
26,217,878
-----------
27,290,779
-----------

(3,989,974)
756,577
-----------
(3,233,397)
-----------

$24,057,382
===========

$   824,534
-----------
559,620
155,009
244,872
-----------
959,501
-----------
$  (134,967)
===========
$    (1,869)
===========
$  (133,098)
128,769
-----------
$    (4,329)
===========

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
MARCH 31,
SERIES 5	2003 ----	2002 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,075,587
25,350,159
133,471
-----------
$28,559,217
===========

$   726,151
32,351,185
-----------
33,077,336
-----------

(4,271,518)
(246,601)
-----------
(4,518,119)
-----------

$28,559,217
===========

$ 1,087,143
-----------
737,365
188,812
323,529
-----------
1,249,706
-----------
$  (162,563)
===========
$    (1,625)
===========
$  (160,938)
143,932
-----------
$   (17,006)
===========

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
MARCH 31,
SERIES 6	2003 ----	2002 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,573,549
29,189,589
12,344
-----------
$32,775,482
===========

$   722,803
35,038,427
-----------
35,761,230
-----------

(2,598,382)
(387,366)
-----------
(2,985,748)
-----------

$32,775,482
===========

$ 1,089,084
-----------
760,355
240,566
336,965
-----------
1,337,886
-----------
$  (248,802)
===========
$    (3,637)
===========
$  (245,165)
181,645
-----------
$   (63,520)
===========

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
MARCH 31,
TOTAL SERIES 2- 6	2003 ----	2002 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 13,093,352
107,877,858
566,850
------------
$121,538,060
============

$  3,394,021
137,907,409
------------
141,301,430
------------

(19,817,081)
53,711
------------
(19,763,370)
------------

$121,538,060
============

$  4,360,309
------------
2,972,750
852,793
1,356,357
------------
5,181,900
------------
$   (821,591)
============
$    (10,633)
============
$   (810,958)
713,650
------------

$    (97,308)
============

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
============

Item 4. Controls and Procedures:

   Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations:

Results of Operations, Liquidity and Capital Resources

   Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

   As disclosed on the statement of operations for each Series, interest income is lower for the three months ended June 30, 2003 than June 30, 2002 due to lower interest rates. The General and Administrative expenses - General Partner for the three months ended June 30, 2003 are higher for the same period ended June 30, 2002. This increase was due to higher administrative costs and a change in the cost allocation methods. There were no unusual variations in the operating results between these two periods except as noted above.

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

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2003 decreased from $27,010 for the three months ended June 30, 2002 to $11,613 as a result of an increase in the rental and other income of the Project Partnerships. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2003, the Series had $298,797 of short-term investments (Cash and Cash Equivalents). It also had $166,884 in Zero Coupon Treasuries with annual maturities providing $61,308 in fiscal year 2004 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $38,406 for the three months ended June 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $11,613 and the changes in operating assets and liabilities, net cash provided by operating activities was $28,433. Cash provided by investing activities totaled $27,209, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2003 decreased from $16,754 for the three months ended June 30, 2002 to $840 as a result of an increase in the revenue and other income of the Project Partnerships.

   At June 30, 2003, the Series had $256,329 of short-term investments (Cash and Cash Equivalents). It also had $148,439 in Zero Coupon Treasuries with annual maturities providing $54,514 in fiscal year 2004 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $21,261 for the three months ended June 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $840 and the changes in operating assets and liabilities, net cash provided by operating activities was $26,746. Cash provided by investing activities totaled $28,133, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2003 decreased from $57,477 for the three months ended June 30, 2002 to $4,329 as a result of an increase in rental revenues and other income.

   At June 30, 2003, the Series had $336,737 of short-term investments (Cash and Cash Equivalents). It also had $188,057 in Zero Coupon Treasuries with annual maturities providing $69,091 in fiscal year 2004 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $30,836 for the three months ended June 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $4,329 and the changes in operating assets and liabilities, net cash provided by operating activities was $28,497. Cash provided by investing activities totaled $34,344, consisting of cash distributions from the Project Partnership and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2003 increased from $15,473 for the three months ended June 30, 2002 to $17,006 as a result of an increase in operating expenses of the Project Partnerships.

   At June 30, 2003, the Series had $471,454 of short-term investments (Cash and Cash Equivalents). It also had $234,390 in Zero Coupon Treasuries with annual maturities providing $86,087 in fiscal year 2004 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $46,203 for the three months ended June 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $17,006 and the changes in operating assets and liabilities, net cash provided by operating activities was $38,936. Cash provided by investing activities totaled $47,116, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2003 increased from $57,389 for the three months ended June 30, 2002 to $63,520 as a result of an increase in the operating expenses of the Project Partnerships.

   At June 30, 2003, the Series had $441,837 of short-term investments (Cash and Cash Equivalents). It also had $264,395 in Zero Coupon Treasuries with annual maturities providing $70,000 in fiscal year 2004 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $107,395 for the three months ended June 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $63,520 and the changes in operating assets and liabilities, net cash used in operating activities was $10,780. Cash provided by investing activities totaled $5,032, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: August 12, 2003             By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: August 12, 2003             By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: August 12, 2003             By:/s/ Carol Georges
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

Date: August 12, 2003            By:/s/ Ronald M. Diner
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

Date: August 12, 2003            By:/s/ Carol Georges
                                 Carol Georges
                                 Vice President and Director of Accounting