Form 10-Q
period 2003-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 2003-11-12
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended             September 30, 2003

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
Title of Each Class                               September 30, 2003
Beneficial Assignee Certificates:
$1,000 per certificate                                  37,228

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2003 Form 10-K, filed with the
Securities and Exchange Commission on June 27, 2003
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-31821

PART I - Financial Information
Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 2	September 30, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's of which 6,136 at September 30, 2003 and March 31, 2003 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,136 at September 30, 2003 and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity
    (Deficit)

$ 247,717
1,957
59,021
----------
308,695

111,137
35,735
----------
$ 455,567
==========

$  59,213
----------
59,213
----------

455,841
----------

(5,093)
(54,394)
---------
(59,487)
----------

$ 455,567
==========

$ 243,155
0
58,586
----------
301,741

163,672
58,381
----------
$ 523,794
==========

$  53,915
----------
53,915
----------

462,542
----------

61,063
(53,726)
----------
7,337
----------

$ 523,794
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 3	September 30, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 5,456 at September 30, 2003 and March 31, 2003 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 5,456 at September 30, 2003 and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$ 222,926
52,498
----------
275,424

98,854
4,079
----------
$ 378,357
==========

$  66,626
----------
66,626
----------

342,813
----------

17,045
(48,127)
----------
(31,082)
----------

$ 378,357
==========

$ 201,450
52,111
----------
253,561

145,583
6,633
----------
$ 405,777
==========

$  58,599
----------
58,599
----------

342,384
----------

52,562
(47,768)
----------
4,794
----------

$ 405,777
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 4	September 30, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,915 at September 30, 2003 and March 31, 2003 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,915 at September 30, 2003 and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$ 313,229
66,509
----------
379,738

125,238
4,048
----------
$ 509,024
==========

$  71,029
----------
71,029
----------

460,304
----------

38,568
(60,877)
----------
(22,309)
----------

$ 509,024
==========

$ 273,896
66,019
----------
339,915

184,439
12,279
----------
$ 536,633
==========

$  66,103
----------
66,103
----------

448,900
----------

82,068
(60,438)
----------
21,630
----------

$ 536,633
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 5	September 30, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 8,616 at September 30, 2003 and March 31, 2003 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 8,616 at September 30, 2003 and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  398,299
82,895
-----------
481,194

156,094
313,931
-----------
$  951,219
===========

$   96,311
-----------
96,311
-----------

448,250
-----------

478,215
(71,557)
-----------
406,658
-----------
$  951,219
===========

$  385,402
82,284
-----------
467,686

229,879
376,275
-----------
$1,073,840
===========

$  87,203
-----------
87,203
-----------

455,765
-----------

601,187
(70,315)
-----------
530,872
-----------
$1,073,840
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 6	September 30, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's,of which 10,105 at September 30, 2003 and March 31, 2003 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 10,105 at September 30, 2003 and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  377,001
68,701
-----------
445,702

200,509
943,456
-----------
$1,589,667
===========

$   93,280
-----------
93,280
-----------

587,665
-----------

988,360
(79,638)
-----------
908,722
-----------
$1,589,667
===========

$  447,585
66,339
-----------
513,924

193,328
1,024,672
-----------
$1,731,924
===========

$   83,931
-----------
83,931
-----------

586,023
-----------

1,140,076
(78,106)
-----------
1,061,970
-----------
$1,731,924
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 2 - 6	September 30, 2003 ---------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 37,228 at September 30, 2003 and March 31, 2003 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at September 30, 2003 and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$1,559,172
1,957
329,624
-----------
1,890,753

691,832
1,301,249
-----------
$3,883,834
===========

$  386,459
-----------
386,459
-----------

2,294,873
-----------

1,517,095
(314,593)
-----------
1,202,502
-----------
$3,883,834
===========

$1,551,488
0
325,339
-----------
1,876,827

916,901
1,478,240
-----------
$4,271,968
===========

$  349,571
-----------
349,571
-----------

2,295,614
-----------

1,936,956
(310,353)
-----------
1,626,603
-----------
$4,271,968
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 2	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenue

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   3,533
1,957
---------
5,490
---------

17,005

6,378
3,822
174
---------
27,379
---------

(21,889)
(6,529)
---------
$ (28,418)
=========

$ (28,134)
(284)
---------
$ (28,418)
=========
$   (4.59)
=========

6,136
=========

$   4,978
0
---------
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   3,138
10,112
---------
13,250
---------

15,665

6,668
3,947
129
---------
26,409
---------

(13,159)
(1,456)
---------
$ (14,615)
=========

$ (14,469)
(146)
---------
$ (14,615)
=========
$   (2.65)
=========

5,456
=========

$   4,406
0
---------
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   3,994
19,578
---------
23,572
---------

19,318

8,407
5,356
309
---------
33,390
---------

(9,818)
(3,285)
---------
$ (13,103)
=========

$ (12,972)
(131)
---------
$ (13,103)
=========
$   (1.88)
=========

6,915
=========

$   5,650
0
---------
5,650
---------

19,369

8,923
5,301
988
---------
34,581
---------

(28,931)
(7,080)
---------
$ (36,011)
=========

$ (35,651)
(360)
---------
$ (36,011)
=========
$   (5.16)
=========

6,915
=========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 5	2003 ----	2002 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   5,009
---------

23,870

10,436
6,231
1,202
---------
41,739
---------

(36,730)
(41,281)
---------
$ (78,011)
=========

$ (77,231)
(780)
---------
$ (78,011)
=========
$   (8.96)
=========

8,616
=========

$   7,174
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   5,198
6,988
---------
12,186
---------

26,344

11,016
6,724
2,224
---------
46,308
---------

(34,122)
(11,731)
---------
$ (45,853)
=========

$ (45,394)
(459)
---------
$ (45,853)
=========
$   (4.49)
=========

10,105
=========

$   6,769
0
---------
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   20,872
38,635
----------
59,507
----------

102,202

42,905
26,080
4,038
----------
175,225
----------

(115,718)
(64,282)
----------
$ (180,000)
==========

$ (178,200)
(1,800)
----------
$ (180,000)
==========

$   28,977
0
----------
28,977
----------

102,519

45,539
27,337
5,083
----------
180,478
----------

(151,501)
(77,564)
----------
$ (229,065)
==========

$ (226,774)
(2,291)
----------
$ (229,065)
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 2	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   7,123
1,957
---------
9,080
---------

34,009

18,170
5,235
348
---------
57,762
---------

(48,682)
(18,142)
---------
$ (66,824)
=========

$ (66,156)
(668)
---------
$ (66,824)
=========
$  (10.78)
=========

6,136
=========

$   9,675
0
---------
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   6,316
16,317
----------
22,633
----------

31,329

18,997
5,629
258
----------
56,213
----------

(33,580)
(2,296)
----------
$ (35,876)
==========

$ (35,517)
(359)
----------
$ (35,876)
==========
$   (6.51)
==========

5,456
==========

$   8,559
0
----------
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   8,043
26,141
---------
34,184
---------

38,636

23,951
7,304
618
---------
70,509
---------

(36,325)
(7,614)
---------
$ (43,939)
=========

$ (43,500)
(439)
---------
$ (43,939)
=========
$   (6.29)
=========

6,915
=========

$  10,970
0
---------
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project  Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   10,162
12,492
---------
22,654
---------

47,740

29,733
8,704
2,404
---------
88,581
---------

(65,927)
(58,287)
---------
$ (124,214)
=========

$ (122,972)
(1,242)
---------
$ (124,214)
==========
$   (14.27)
==========

8,616
==========

$   13,921
0
---------
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   10,532
10,502
----------
21,034
----------

52,688

31,384
10,511
4,448
----------
99,031
----------

(77,997)
(75,251)
----------
$ (153,248)
==========

$ (151,716)
(1,532)
----------
$ (153,248)
==========
$   (15.01)
==========

10,105
==========

$   13,558
0
----------
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   42,176
67,409
----------
109,585
----------

204,402

122,235
37,383
8,076
----------
372,096
----------

(262,511)
(161,590)
----------
$ (424,101)
==========

$ (419,861)
(4,240)
----------
$ (424,101)
==========

$   56,683
0
----------
56,683
----------

205,047

75,394
39,966
10,166
----------
330,573
----------

(273,890)
(251,667)
----------
$ (525,557)
==========

$ (520,301)
(5,256)
----------
$ (525,557)
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at September 30, 2002 Balance at March 31, 2003 Net Loss Balance at September 30, 2003	$ 145,441 (85,545) --------- $ 59,896 ========= $ 61,063 (66,156) --------- $ (5,093) =========	$ (52,874) (864) --------- $ (53,738) ========= $ (53,726) (668) --------- $ (54,394) =========	$ 92,567 (86,409) --------- $ 6,158 ========= $ 7,337 (66,824) --------- $ (59,487) =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at September 30, 2002 Balance at March 31, 2003 Net Loss Balance at September 30, 2003	$ 134,464 (46,925) --------- $ 87,539 ========= $ 52,562 (35,517) --------- $ 17,045 =========	$ (46,941) (474) --------- $ (47,415) ========= $ (47,768) (359) --------- $ (48,127) =========	$ 87,523 (47,399) --------- $ 40,124 ========= $ 4,794 (35,876) --------- $ (31,082) =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at September 30, 2002 Balance at March 31, 2003 Net Loss Balance at September 30, 2003	$ 240,778 (115,670) --------- $ 125,108 ========= $ 82,068 (43,500) --------- $ 38,568 =========	$ (58,835) (1,168) --------- $ (60,003) ========= $ (60,438) (439) --------- $ (60,877) =========	$ 181,943 (116,838) --------- $ 65,105 ========= $ 21,630 (43,939) --------- $ (22,309) =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at September 30, 2002 Balance at March 31, 2003 Net Loss Balance at September 30, 2003	$ 860,560 (107,466) ---------- $ 753,094 ========== $ 601,187 (122,972) ---------- $ 478,215 ==========	$ (67,695) (1,086) --------- $ (68,781) ========= $ (70,315) (1,242) --------- $ (71,557) =========	$ 792,865 (108,552) ---------- $ 684,313 ========== $ 530,872 (124,214) ---------- $ 406,658 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at September 30, 2002 Balance at March 31, 2003 Net Loss Balance at September 30, 2003	$1,471,324 (164,695) ---------- $1,306,629 ========== $1,140,076 (151,716) ---------- $ 988,360 ==========	$ (74,760) (1,664) --------- $ (76,424) ========= $ (78,106) (1,532) --------- $ (79,638) =========	$1,396,564 (166,359) ---------- $1,230,205 ========== $1,061,970 (153,248) ---------- $ 908,722 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at September 30, 2002 Balance at March 31, 2003 Net Loss Balance at September 30, 2003	$2,852,567 (520,301) ---------- $2,332,266 ========== $1,936,956 (419,861) ---------- $1,517,095 ==========	$(301,105) (5,256) --------- $(306,361) ========= $(310,353) (4,240) --------- $(314,593) =========	$2,551,462 (525,557) ---------- $2,025,905 ========== $1,626,603 (424,101) ---------- $1,202,502 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

    Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning Of Year

Cash and Cash Equivalents at End of Year

	$ (66,824) 348 (6,485) 18,142 33,932 (1,957) (1,403) --------- (24,247) --------- 4,156 24,653 --------- 28,809 --------- 4,562 243,155 --------- $ 247,717 =========	$ (86,409) 348 (8,126) 43,930 30,399 0 13,683 --------- (6,175) --------- 5,057 25,699 --------- 30,756 --------- 24,581 235,805 --------- $ 260,386 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

    Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (35,876) 258 (5,768) 2,296 30,182 (16,317) 8,456 -------- (16,769) -------- 16,317 21,928 -------- 38,245 -------- 21,476 201,450 -------- $ 222,926 ========	$ (47,399) 560 (7,228) 5,946 27,039 0 6,578 -------- (14,504) -------- 7,659 22,859 -------- 30,518 -------- 16,014 198,028 -------- $ 214,042 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)
SERIES 4 --------	2003 ----	2002 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (43,939) 618 (7,308) 7,614 38,238 (26,141) 16,329 --------- (14,589) --------- 26,141 27,781 --------- 53,922 --------- 39,333 273,896 --------- $ 313,229 =========	$(116,838) 1,976 (9,157) 64,557 34,255 0 13,256 --------- (11,951) --------- 14,141 28,960 --------- 43,101 --------- 31,150 272,179 --------- $ 303,329 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (124,214) 2,404 (9,109) 58,287 47,659 (12,492) 1,593 --------- (35,872) --------- 14,145 34,624 --------- 48,769 --------- 12,897 385,402 --------- $ 398,299 =========	$ (108,552) 2,556 (11,413) 44,545 42,695 0 13,107 --------- (17,062) --------- 16,925 36,094 --------- 53,019 --------- 35,957 380,377 --------- $ 416,334 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
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

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (153,248) 4,448 (9,542) 75,251 (10,502) 10,990 --------- (82,603) --------- 12,019 --------- 12,019 --------- (70,584) 447,585 --------- $ 377,001 =========	$ (166,359) 4,726 (11,067) 92,689 0 21,960 --------- (58,051) --------- 10,343 --------- 10,343 --------- (47,708) 455,377 --------- $ 407,669 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)
TOTAL SERIES 2 - 6 -----------------	2003 ----	2002 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

      Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (424,101) 8,076 (38,212) 161,590 150,011 (67,409) 35,965 ---------- (174,080) ---------- 72,778 108,986 ---------- 181,764 ---------- 7,684 1,551,488 ---------- $1,559,172 ==========	$ (525,557) 10,166 (46,991) 251,667 134,388 0 68,584 ---------- (107,743) ---------- 54,125 113,612 ---------- 167,737 ---------- 59,994 1,541,766 ---------- $1,601,760 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2003

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 2003, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of September 30, 2003. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

  In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period ending after December 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 2003 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $102,067 for Series 2, $90,786 for Series 3, $115,016 for Series 4, $143,353 for Series 5 and $148,792 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.
	Estimated Market Value -----------	Cost Plus Accreted Interest ---------------	Gross Unrealized Gains and (Losses) --------
Series 2	$ 186,304	$ 170,158	$ 16,146
Series 3	165,660	151,352	14,308
Series 4	209,957	191,747	18,210
Series 5	261,605	238,989	22,616
Series 6	296,557	269,210	27,347

   As of September 30, 2003, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2	Series 3	Series 4
Due within 1 year	$ 59,021	$ 52,498	$ 66,509
After 1 year through 5 years	111,137	98,854	125,238
Total Amount Carried on Balance Sheet	$170,158 ========	$151,352 ========	$191,747 ========

	Series 5	Series 6	Total
Due within 1 year	$ 82,895	$ 68,701	$ 329,624
After 1 year through 5 years	156,094	200,509	691,832
Total Amount Carried on Balance Sheet	$238,989 ========	$269,210 ========	$1,021,456 =========

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

   For the six months ended September 30, 2003 and 2002 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                                  2003                2002
                                 -----                -----
   Series 2                    $ 34,009            $ 34,100
   Series 3                      31,329              31,455
   Series 4                      38,636              38,738
   Series 5                      47,740              47,878
   Series 6                      52,688              52,876
                              ---------           ---------
   Total                       $204,402             $205,047
                              =========           =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

   Series 2                   $ 18,170             $ 11,207
   Series 3                     18,997               11,717
   Series 4                     23,951               14,773
   Series 5                     29,733               18,339
   Series 6                     31,384               19,358
                              ---------            --------
   Total                      $122,235             $ 75,394
                              =========            ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes (Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5 - 36 and Series
6 - 38).

   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 2	SEPTEMBER 30, 2003 -----------	MARCH 31, 2003 --------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition   fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,709,416) (86,959) ----------- (271,697) 390,838 (83,406) ----------- $ 35,735 ===========	$ 4,524,678 (4,691,275) (82,805) ----------- (249,402) 390,838 (83,055) ----------- $ 58,381 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,904,619 for the period ended September 30, 2003 and cumulative suspended losses of $3,619,969 for the year ended March 31, 2003 are not included.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 3	SEPTEMBER 30, 2003 -----------	MARCH 31, 2003 ----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition   fees and expenses

Investments in Project Partnerships

	$ 3,888,713 (4,130,638) (163,436) ----------- (405,361) 491,746 (82,306) ----------- $ 4,079 ===========	$ 3,888,713 (4,128,342) (163,436) ----------- (403,065) 491,746 (82,048) ---------- $ 6,633 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,668,189 for the period ended September 30, 2003 and cumulative suspended losses of $4,423,589 for the year ended March 31, 2003 are not included.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 4	SEPTEMBER 30, 2003 ------------	MARCH 31, 2003 ----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition fees   and expenses

Investments in Project Partnerships

	$ 4,952,519 (5,267,756) (121,973) ----------- (437,210) 562,967 (121,709) ----------- $ 4,048 ===========	$ 4,952,519 (5,260,142) (121,974) ----------- (429,597) 562,967 (121,091) ----------- $ 12,279 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,637,197 for the period ended September 30, 2003 and cumulative suspended losses of $3,390,030 for the year ended March 31, 2003 are not included.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 5	SEPTEMBER 30, 2003 -----------	MARCH 31, 2003 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition   fees and expenses

Investments in Project Partnerships

	$ 6,164,472 (6,172,410) (189,764) ----------- (197,702) 650,837 (139,204) ----------- $ 313,931 ===========	$ 6,164,472 (6,114,123) (188,111) ----------- (137,762) 650,837 (136,800) ----------- $ 376,275 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,371,379 for the period ended September 30, 2003 and cumulative suspended losses of $4,001,897 for the year ended March 31, 2003 are not included.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 6	SEPTEMBER 30, 2003 -----------	MARCH 31, 2003 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition   fees and expenses

Investments in Project Partnerships

	$ 7,462,215 (6,905,794) (205,625) ----------- 350,796 785,179 (192,519) ----------- $ 943,456 ===========	$ 7,462,215 (6,830,543) (204,108) ---------- 427,564 785,179 (188,071) ---------- $ 1,024,672 ==========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,029,889 for the period ended September 30, 2003 and cumulative suspended losses of $2,752,730 for the year ended March 31, 2003 are not included.

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 2 - 6	SEPTEMBER 30, 2003 ----------	MARCH 31, 2003 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition   fees and expenses

Investments in Project Partnerships

	$ 26,992,597 (27,186,014) (767,757) ----------- (961,174) 2,881,567 (619,144) ----------- $ 1,301,249 ===========	$ 26,992,597 (27,024,425) (760,434) ----------- (792,262) 2,881,567 (611,065) ----------- $ 1,478,240 ===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,091,009
16,956,721
24,263
-----------
$19,071,993
===========

$   440,684
22,911,635
-----------
23,352,319
-----------

(4,201,357)
(78,969)
-----------
(4,280,326)
-----------
$19,071,993
===========

$ 1,362,500
-----------
944,829
291,021
432,501
-----------
1,668,351
-----------
$  (305,851)
===========
$    (3,059)
===========
$  (302,792)
284,650
-----------
$   (18,142)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,379,677
14,208,468
170,635
-----------
$16,758,780
===========

$   397,786
21,388,284
-----------
21,786,070
-----------

(5,033,780)
6,490
-----------
(5,027,290)
-----------
$16,758,780
===========

$ 1,329,541
-----------
865,190
245,790
469,480
-----------
1,580,460
-----------
$  (250,919)
===========
$    (4,023)
===========
$  (246,896)
244,600
-----------
$    (2,296)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,282,097
21,496,385
151,340
-----------
$23,929,822
===========

$ 1,112,830
26,173,973
-----------
27,286,803
-----------

(4,111,658)
754,677
-----------
(3,356,981)
-----------
$23,929,822
===========

$ 1,673,708
-----------
1,132,401
310,018
489,839
-----------
1,932,258
-----------
$  (258,550)
===========
$    (3,769)
===========
$  (254,781)
247,167
-----------
$    (7,614)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,210,253
25,052,735
22,688
-----------
$28,285,676
===========

$   799,195
32,274,127
-----------
33,073,322
-----------

(4,538,349)
(249,297)
-----------
(4,787,646)
-----------
$28,285,676
===========

$ 1,992,525
-----------
1,399,933
377,625
647,058
-----------
2,424,616
-----------
$  (432,091)
===========
$    (4,322)
===========
$  (427,769)
369,482
-----------
$   (58,287)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,647,962
28,903,040
15,320
-----------
$32,566,322
===========

$   730,166
34,929,381
-----------
35,659,547
-----------

(2,705,627)
(387,598)
-----------
(3,093,225)
-----------
$32,566,322
===========

$ 2,204,108
-----------
1,475,597
410,862
673,928
-----------
2,560,387
-----------
$  (356,279)
===========
$    (3,869)
===========
$  (352,410)
277,159
-----------
$   (75,251)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 13,610,998
106,617,349
384,246
------------
$120,612,593
============

$  3,480,661
137,677,400
------------
141,158,061
------------

(20,590,771)
45,303
------------
(20,545,468)
------------
$120,612,593
============

$  8,562,382
------------
5,817,950
1,635,316
2,712,806
------------
10,166,072
------------
$ (1,603,690)
============
$    (19,042)
============
$ (1,584,648)
1,423,058
------------
$   (161,590)
============

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

   As disclosed on the statement of operations for each Series, except as described below, interest income is comparable for the six and three months ended September 30, 2003 and September 30, 2002. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the six months ended September 30, 2003 are higher for the same period ended September 30, 2002. This increase was due to higher administrative costs. Other income increased to $1,957 for Series 2, $16,317 for Series 3, $26,141 for Series 4, $12,492 for Series 5 and $10,502 for Series 6 for the six months ended September 30, 2003. These amounts consisted of distributions from project partnerships that were in excess of Gateway's investment in the partnership. There were no other unusual variations in the operating results between these two periods.

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

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2003 decreased from $43,930 for the six months ended September 30, 2002 to $18,142 as a result of an increase in rental revenue and suspended losses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At September 30, 2003, the Series had $247,717 of short-term investments (Cash and Cash Equivalents). It also had $170,158 in Zero Coupon Treasuries with annual maturities providing $61,308 in fiscal year 2004 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $66,824 for the six months ended September 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $18,142 and the changes in operating assets and liabilities, net cash used in operating activities was $24,247. Net cash provided by investing activities totaled $28,809, consisting of $4,156 in cash distributions from the Project Partnerships and $24,653 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2003 was comparable to the six months ended September 30, 2002.

   At September 30, 2003, the Series had $222,926 of short-term investments (Cash and Cash Equivalents). It also had $151,352 in Zero Coupon Treasuries with annual maturities providing $54,514 in fiscal year 2004 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $35,876 for the six months ended September 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $2,296 and the changes in operating assets and liabilities, net cash used in operating activities was $16,769. Net cash provided by investing activities totaled $38,245, consisting of $16,317 in cash distributions from the Project Partnerships and $21,928 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2003 decreased from $64,557 for the six months ended September 30, 2002 to $7,614 as a result of an increase in rental revenues.

   At September 30, 2003, the Series had $313,229 of short-term investments (Cash and Cash Equivalents). It also had $191,747 in Zero Coupon Treasuries with annual maturities providing $69,091 in fiscal year 2004 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $43,939 for the six months ended September 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $7,614 and the changes in operating assets and liabilities, net cash used in operating activities was $14,588. Net cash provided by investing activities totaled $53,921, consisting of $26,140 in cash distributions from the Project Partnerships and $27,781 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2003 increased from $44,545 for the six months ended September 30, 2002 to $58,287 as a result of an increase in operating expenses.

   At September 30, 2003, the Series had $398,299 of short-term investments (Cash and Cash Equivalents). It also had $238,989 in Zero Coupon Treasuries with annual maturities providing $86,087 in fiscal year 2004 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $124,214 for the six months ended September 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $58,287 and the changes in operating assets and liabilities, net cash used in operating activities was $35,872. Net cash provided by investing activities totaled $48,769, consisting of $14,145 in cash distributions from the Project Partnerships and $34,624 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2003 decreased from $92,689 for the six months ended September 30, 2002 to $75,251 as a result of an increase in rental revenues.

   At September 30, 2003, the Series had $377,001 of short-term investments (Cash and Cash Equivalents). It also had $269,210 in Zero Coupon Treasuries with annual maturities providing $70,000 in fiscal year 2004 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $153,248 for the six months ended September 30, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $75,251 and the changes in operating assets and liabilities, net cash used in operating activities was $82,602. Net cash provided by investing activities totaled $12,018, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: November 12, 2003           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: November 12, 2003           By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: November 12, 2003           By:/s/ Carol Georges
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

Date: November 12, 2003          By:/s/ Ronald M. Diner
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

Date: November 12, 2003           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting