Form 10-Q
period 2003-12-31
GATEWAY TAX CREDIT FUND II LTD
filed 2004-02-13
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended             December 31, 2003

Commission File Number                      0-19022

                         Gateway Tax Credit Fund II Ltd.
             (Exact name of Registrant as specified in its charter)

            Florida                                 65-0142704
(State or other jurisdiction of                 (I.R.S. Employer No.)
incorporation or organization)

   880 Carillon Parkway,  St. Petersburg,    Florida         33716
 (Address of principal executive offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code:     (727)567-4830

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
     Title of Each Class                               December 31,2003

Beneficial Assignee Certificates:
$1,000 per certificate                                      37,228

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2003 Form 10-K, filed with the
Securities and Exchange Commission on June 27, 2003
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-31821

PART I - Financial Information
  Item 1. Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 2	December 31, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Investments in Securities

    Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,
of which 6,136 at December 31, 2003
and March 31, 2003 have been issued to
the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 6,136 at December 31, 2003
and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  229,296
1,957
60,174
----------
291,427

113,322
31,761
-----------
$  436,510
===========

$   58,787
-----------
58,787
-----------

461,474
-----------

(29,114)
(54,637)
----------(83,751)
----------
$  436,510
==========

$  243,155
0
58,586
----------
301,741

163,672
58,381
----------
$  523,794
==========

$   53,915
----------
53,915
----------

462,542
----------

61,063
(53,726)
----------
7,337
----------
$  523,794
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 3	December 31, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:

 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,
of which 5,456 at December 31, 2003 and
March 31, 2003 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 5,456 at December 31, 2003
and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  199,889
53,523
----------
253,412

100,798
1,563
----------  $  355,773
==========

$   61,142
----------
61,142
----------

349,018
----------

(6,027)
(48,360)
----------
(54,387)
----------
$  355,773
==========

$  201,450
52,111
----------
253,561

145,583
6,633
----------
$  405,777
==========

$  58,599
----------
58,599
----------

342,384
----------

52,562
(47,768)
----------
4,794
----------
$  405,777
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 4	December 31, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

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
of which 6,915 at December 31, 2003 and
March 31, 2003 have been issued to the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 6,915 at December 31, 2003
and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  291,186
67,808
----------
358,994

127,701
0
----------
$  486,695
==========

$   67,505
----------
67,505
----------

471,242
----------

9,123
(61,175)
----------
(52,052)
----------
$  486,695
==========

$  273,896
66,019
----------
339,915

184,439
12,279
----------
$  536,633
==========

$   66,103
----------
66,103
----------

448,900
----------

82,068
(60,438)
----------
21,630
----------
$  536,633
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 5	December 31, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,
of which 8,616 at December 31, 2003 and
March 31, 2003 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 8,616 at December 31, 2003
and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  369,407
84,515
----------
453,922

159,163
271,468
----------
$   884,553
===========

$   92,816
-----------
92,816
-----------

456,357
-----------

407,650
(72,270)
-----------
335,380
-----------
$   884,553
===========

$  385,402
82,284
----------
467,686

229,879
376,275
----------
$ 1,073,840
===========

$   87,203
-----------
87,203
-----------

455,765
-----------

601,187
(70,315)
-----------
530,872
-----------
$ 1,073,840
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 6	December 31, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,
of which 10,105 at December 31, 2003
and March 31, 2003 have been issued to
the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 10,105 at December 31, 2003
and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  344,486
69,913
----------
414,399

204,198
860,066
----------
$ 1,478,663
===========

$   87,426
-----------
87,426
-----------

599,188
-----------

872,854
(80,805)
-----------
792,049
-----------
$ 1,478,663
===========

$  447,585
66,339
----------
513,924

193,328
1,024,672
----------
$ 1,731,924
============

$   83,931
-----------
83,931
-----------

586,023
-----------

1,140,076
(78,106)
-----------
1,061,970
-----------
$ 1,731,924
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 2 - 6	December 31, 2003 --------- (Unaudited)	March 31, 2003 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,
of which 37,228 at December 31, 2003 and
March 31, 2003 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31, 2003
and March 31, 2003, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,434,264
1,957
335,933
----------
1,772,154

705,182
1,164,858
----------
$ 3,642,194
==========

$  367,676
----------367,676
----------

2,337,279
----------

1,254,486
(317,247)
-----------
937,239
-----------
$ 3,642,194
===========

$ 1,551,488
0
325,339
-----------
1,876,827

916,901
1,478,240
-----------
$ 4,271,968
===========

$  349,751
-----------
349,751
-----------

2,295,614
-----------

1,936,956
(310,353)
-----------
1,626,603
-----------
$4,271,968
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 2	2003 ----	2002 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project
Partnerships
Equity in Gain or Losses of Project
Partnerships

Net Gain or Loss

Allocation of Net Gain or Loss:
 Assignees
 General Partners

Net Gain or Loss Per Beneficial
 Assignee Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$    3,568
3,793
----------
7,361
-----------

17,005

7,036
1,054
174
----------
25,269
----------

(17,908)

(6,356)
---------- $  (24,264)
==========

(24,021)
(243)
----------
$  (24,264)
==========

$    (3.91)
==========
6,136
==========

$    4,755
0
----------
4,755
-----------

17,050

3,638
883
174
----------
21,745
----------

(16,990)

(21,606)
---------- $  (38,596)
==========

(38,210)
(386)
----------
$  (38,596)
==========

$    (6.23)
==========
6,136
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 3	2003 ----	2002 ----

Revenues:
Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Gain or Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
 Assignee Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$    3,171
----------

15,665

7,355
941
129
---------- 24,090
----------

(20,919)

(2,386)
----------
$  (23,305)
==========

(23,072)
(233)
----------
$  (23,305)
==========

$    (4.23)
==========
5,456
==========

$    4,197
----------

15,723

3,803
1,195
280
---------- 21,001
----------

(16,804)

(4,952)
----------
$  (21,756)
==========

(21,538)
(218)
----------
$  (21,756)
==========

$    (3.95)
==========
5,456
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31,
(Unaudited)
SERIES 4	2003 ----	2002 ----

Revenues:
 Interest Income

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Gain or Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
 Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   4,052
----------

19,318

9,274
1,154
309
----------
30,055
----------

(26,003)

(3,740)
----------
$ (29,743)
==========

(29,446)
(297)
----------
$ (29,743)
==========

$   (4.26)
==========
6,915
==========

$   5,375
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

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Gain or Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
 Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   5,054
750
----------
5,804
-----------

23,870

11,513
1,846
1,202
----------
38,431
----------

(32,627)

(38,651)
----------
$ (71,278)
==========

(70,565)
(713)
----------
$ (71,278)
==========

$   (8.19)
==========
8,616
==========

$   6,790
0
----------
6,790
-----------

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

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Gain or Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
 Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   5,247
1,000
---------
6,247
----------

26,344

12,153
1,955
2,224
---------
42,676
---------

(36,429)

(80,244)
---------
$(116,673)
=========

(115,506)
(1,167)
---------
$(116,673)
=========

$  (11.43)
=========
10,105
=========

$   6,576
0
---------
6,576
----------

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

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Gain or Losses of Project
 Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   21,092
5,543
----------
26,635
-----------

102,202

47,331
6,950
4,038
----------
160,521
----------

(133,886)

(131,377)
----------
$(265,263)
==========

(262,610)
(2,653)
----------
$(265,263)
==========

$   27,693
0
----------
27,693
-----------

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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$   10,691
5,750
----------
16,441
-----------

51,014

25,206
6,289
522
----------
83,031
----------

(66,590)
(24,498)
----------
$  (93,644)
==========

(90,177)
(911)
----------
$  (91,088)
==========

$   (14.70)
===========
6,136
===========

$   14,430
0
----------
14,430
-----------

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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$   9,487
16,317
---------
25,804
----------

46,994

26,352
6,570
387
---------
80,303
---------

(54,499)
(4,682)
---------
$ (59,181)
=========

(58,589)
(592)
---------
$ (59,181)
=========

$  (10.74)
=========
5,456
=========

$  12,756
0
---------
12,756
----------

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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$   12,095
26,141
----------
38,236
-----------

57,954

33,225
8,458
927
----------
100,564
----------

(62,328)
(11,354)
----------
$  (73,682)
==========

(72,945)
(737)
----------
$  (73,682)
==========

$   (10.55)
==========
6,915
==========

$   16,345
0
----------
16,345
-----------

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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$   15,216
13,242
----------
28,458
-----------

71,610

41,246
10,550
3,606
----------
127,012
----------

(98,554)
(96,938)
----------
$ (195,492)
==========

(193,537)
(1,955)
----------
$ (195,492)
==========

$   (22.46)
==========
8,616
==========

$   20,711
0
----------
20,711
-----------

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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$   15,779
11,502
----------
27,281
-----------

79,032

43,537
12,466
6,672
----------
141,707
----------

(114,426)
(155,495)
----------
$ (269,921)
==========

(267,222)
(2,699)
----------
$ (269,921)
==========

$   (26.44)
==========
10,105
==========

$   20,134
0
----------
20,134
-----------

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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   63,268
72,952
----------
136,220
-----------

306,604

169,566
44,333
12,114
----------
532,617
----------

(396,397)
(292,967)
----------
$  (689,364)
==========

(682,470)
(6,894)
----------
$  (689,364)
===========

$   84,376
0
----------
84,376
-----------

307,566

99,868
48,601
15,249
----------
471,284
----------

(386,908)
(385,819)
----------
$  (772,727)
==========

(764,999)
(7,728)
----------
$  (772,727)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(Unaudited)
SERIES 2	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2002 Net Loss Balance at December 31, 2002 Balance at March 31, 2003 Net Loss Balance at December 31, 2003	$ 145,441 (123,755) ---------- $ 21,686 =========== $ 61,063 (90,177) ---------- $ (29,114) ===========	$ (52,874) (1,250) ---------- $ (54,124) ========== $ (53,726) (911) ---------- $ (54,637) ==========	$ 92,567 (125,005) ----------- $ (32,438) =========== $ 7,337 (91,088) ----------- $ (83,751) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(Unaudited)
SERIES 3	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2002 Net Loss Balance at December 31, 2002 Balance at March 31, 2003 Net Loss Balance at December 31, 2003	$ 134,464 (68,463) ---------- $ 66,001 =========== $ 52,562 (58,589) ---------- $ (6,027) ===========	$ (46,941) (692) ---------- $ (47,633) ========== $ (47,768) (592) ---------- $ (48,360) ==========	$ 87,523 (69,155) ---------- $ 18,368 ========== $ 4,794 (59,181) ---------- $ (54,387) ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(Unaudited)
SERIES 4	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2002 Net Loss Balance at December 31, 2002 Balance at March 31, 2003 Net Loss Balance at December 31, 2003	$ 240,778 (144,906) ---------- $ 95,872 ========== $ 82,068 (72,945) ---------- $ 9,123 ==========	$ (58,835) (1,464) --------- $ (60,299) ========= $ (60,438) (737) --------- $ (61,175) =========	$ 181,943 (146,370) --------- $ 35,573 ========= $ 21,630 (73,682) --------- $ (52,052) =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(Unaudited)
SERIES 5	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2002 Net Loss Balance at December 31, 2002 Balance at March 31, 2003 Net Loss Balance at December 31, 2003	$ 860,560 (177,768) ----------- $ 682,792 =========== $ 601,187 (193,537) ----------- $ 407,650 ===========	$ (67,695) (1,796) ---------- $ (69,491) ========== $ (70,315) (1,955) ---------- $ (72,270) ==========	$ 792,865 (179,564) ----------- $ 613,301 =========== $ 530,872 (195,492) --------- $ 335,380 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(Unaudited)
SERIES 6	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2002 Net Loss Balance at December 31, 2002 Balance at March 31, 2003 Net Loss Balance at December 31, 2003	$ 1,471,324 (250,107) ---------- $ 1,221,217 =========== $ 1,140,076 (267,222) ---------- $ 872,854 ===========	$ (74,760) (2,526) --------- $ (77,286) ========== $ (78,106) (2,699) --------- $ (80,805) ==========	$ 1,396,564 (252,633) ---------- $ 1,143,931 =========== $ 1,061,970 (269,921) ---------- $ 792,049 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 30, 2003 AND 2002
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2002 Net Loss Balance at December 31, 2002 Balance at March 31, 2003 Net Loss Balance at December 31, 2003	$ 2,852,567 (764,999) ---------- $ 2,087,568 =========== $ 1,936,956 (682,470) ---------- $ 1,254,486 ===========	$ (301,105) (7,728) --------- $ (308,833) ========== $ (310,353) (6,894) --------- $ (317,247) ==========	$ 2,551,462 (772,727) ---------- $ 1,778,735 =========== $ 1,626,603 (689,364) ---------- $ 937,239 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
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
     Increase in Accounts Receivable
     Increase in Payable to General Partners

       Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

      Net Cash Provided by Investing Activities

(Decrease) Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (91,088) 522 (9,824) 24,498 33,934 (5,750) (1,957) 3,803 ---------- (45,862) ---------- 7,350 24,653 ---------- 32,003 ---------- (13,859) 243,155 ---------- $ 229,296 ==========	$ (125,005) 522 (12,309) 65,536 30,399 0 0 11,548 ---------- (29,309) ---------- 5,057 25,699 ---------- 30,756 ---------- 1,447 235,805 ---------- $ 237,252 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
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
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

     Net Cash Provided by Investing Activities

(Decrease) Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (59,181) 387 (8,738) 4,682 30,183 (16,317) 9,178 ---------- (39,806) ---------- 16,317 21,928 ---------- 38,245 ---------- (1,561) 201,450 ---------- $ 199,889 ==========	$ (69,155) 840 (10,948) 10,898 27,037 0 2,854 ---------- (38,474) ---------- 15,653 22,859 ---------- 38,512 ---------- 38 198,028 ---------- $ 198,066 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
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
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

     Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (73,682) 927 (11,070) 11,354 38,238 (26,141) 23,743 ---------- (36,631) ---------- 26,140 27,781 ---------- 53,921 ---------- 17,290 273,896 ---------- $ 291,186 ==========	$ (146,370) 2,964 (13,870) 72,547 34,255 0 8,461 ---------- (42,013) ---------- 14,141 28,960 ---------- 43,101 ---------- 1,088 272,179 ---------- $ 273,267 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
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
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

      Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (195,492) 3,606 (13,797) 96,938 47,658 (13,242) 6,205 ---------- (68,124) ---------- 17,505 34,624 ---------- 52,129 ---------- (15,995) 385,402 ---------- $ 369,407 ==========	$ (179,564) 3,834 (17,288) 89,126 42,696 0 7,336 ---------- (53,860) ---------- 16,925 36,094 ---------- 53,019 ---------- (841) 380,377 ---------- $ 379,536 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(Unaudited)
SERIES 6 -------	2003 ----	2002 ----

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

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

      Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (269,921) 6,672 (14,444) 155,495 (11,502) 16,660 ---------- (117,040) ---------- 13,941 ---------- 13,941 ---------- (103,099) 447,585 ---------- $ 344,486 ==========	$ (252,633) 7,089 (16,752) 147,712 0 17,094 ---------- (97,490) ---------- 11,265 ---------- 11,265 ---------- (86,225) 455,377 ---------- $ 369,152 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
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
      Increase in Accounts Receivable
      Increase in Payable to General Partners

      Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

      Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (689,364) 12,114 (57,873) 292,967 150,013 (72,952) (1,957) 59,589 ---------- (307,463) ---------- 81,253 108,986 ---------- 190,239 ---------- (117,224) 1,551,488 ---------- $ 1,434,264 ==========	$ (772,727) 15,249 (71,167) 385,819 134,387 0 0 47,293 ---------- (261,146) ---------- 63,041 113,612 ---------- 176,653 ---------- (84,493) 1,541,766 ---------- $ 1,457,273 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2003

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 2003, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of December 31, 2003. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2003 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $105,405 for Series 2, $93,755 for Series 3, $118,778 for Series 4, $148,043 for Series 5 and $153,693 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.
	Estimated Market Value -----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 2	$ 186,536	$ 173,496	$ 13,040
Series 3	165,867	154,321	11,546
Series 4	210,219	195,509	14,710
Series 5	261,930	243,678	18,252
Series 6	296,417	274,111	22,306

   As of December 31, 2003, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 60,174	$ 53,523	$ 67,808
After 1 year through 5 years	113,322	100,798	127,701
After 5 years through 10 years	0 ----------	0 ----------	0 ----------
Total Amount Carried on Balance Sheet	$ 173,496 ==========	$ 154,321 ==========	$ 195,509 ==========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 84,515	$ 69,913	$ 335,933
After 1 year through 5 years	159,163	137,860	638,844
After 5 years through 10 years	0 ----------	66,338 ----------	66,338 ----------
Total Amount Carried on Balance Sheet	$ 243,678 ==========	$ 274,111 ==========	$1,041,115 ==========

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

   For the nine months ended December 31, 2003 and 2002 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                               2003             2002
                            -------           ------
Series 2                   $  51,014        $  51,150
Series 3                      46,994           47,178
Series 4                      57,954           58,107
Series 5                      71,610           71,817
Series 6                      79,032           79,314
                           ---------        ---------
Total                      $ 306,604        $ 307,566
                           =========        =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

Series 2                   $  25,206        $  14,845
Series 3                      26,352           15,520
Series 4                      33,225           19,569
Series 5                      41,246           24,292
Series 6                      43,537           25,642
                           ---------          -------
Total                      $ 169,566        $  99,868
                           =========        =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 2003, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes (Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5 - 36 and Series 6 - 38).

   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 2	DECEMBER 31, 2003 -----------	MARCH 31, 2003 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,715,772) (84,403) ----------- (275,497) 390,838 (83,580) ----------- $ 31,761 ============	$ 4,524,678 (4,691,275) (82,805) ----------- (249,402) 390,838 (83,055) ----------- $ 58,381 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,063,633 for the period ended December 31, 2003 and cumulative suspended losses of $3,619,969,for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 3	DECEMBER 31, 2003 -----------	MARCH 31, 2003 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,888,713 (4,133,024) (163,437) --------- (407,748) 491,746 (82,435) ---------- $ 1,563 ===========	$ 3,888,713 (4,128,342) (163,436) ---------- (403,065) 491,746 (82,048) ---------- $ 6,633 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,838,733 for the period ended December 31, 2003 and cumulative suspended losses of $4,423,589 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 4	DECEMBER 31, 2003 ----------	MARCH 31, 2003 ---------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,952,519 (5,271,496) (121,972) ----------- (440,949) 562,967 (122,018) ---------- $ 0 ===========	$ 4,952,519 (5,260,142) (121,974) ---------- (429,597) 562,967 (121,091) ---------- $ 12,279 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,794,356 for the period ended December 31, 2003 and cumulative suspended losses of $3,390,030 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 5	DECEMBER 31, 2003 -----------	MARCH 31, 2003 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 6,164,472 (6,211,061) (192,374) ---------- (238,963) 650,837 (140,406) ---------- $ 271,468 ===========	$ 6,164,472 (6,114,123) (188,111) ---------- (137,762) 650,837 (136,800) ---------- $ 376,275 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,546,623 for the period ended December 31, 2003 and cumulative suspended losses of $4,001,897 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 6	DECEMBER 31, 2003 -----------	MARCH 31, 2003 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,462,215 (6,986,038) (206,547) ---------- 269,630 785,179 (194,743) ---------- $ 860,066 ===========	$ 7,462,215 (6,830,543) (204,108) ---------- 427,564 785,179 (188,071) ---------- $ 1,024,672 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,117,155 for the period ended December 31, 2003 and cumulative suspended losses of $2,752,730 for the year ended March 31, 2003 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 2 - 6	DECEMBER 31, 2003 -----------	MARCH 31, 2003 ----------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 26,992,597 (27,317,391) (768,733) ---------- (1,093,527) 2,881,567 (623,182) ---------- $ 1,164,858 ===========	$ 26,992,597 (27,024,425) (760,434) ----------- (792,262) 2,881,567 (611,065) ----------- $ 1,478,240 ===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,122,136
16,763,599
19,283
-----------
$18,905,018
===========

$   628,708
22,723,675
-----------
23,352,383
-----------

(4,366,724)
(80,641)
-----------
(4,447,365)
-----------
$18,905,018
===========

$ 2,041,766
-----------
1,429,373
436,532
648,752
-----------
2,514,657
-----------
$  (472,891)
===========
$    (4,729)
===========
$  (468,162)
443,664
-----------
$   (24,498)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,365,409
13,986,755
168,634
-----------
$16,520,798
===========

$   406,513
21,317,217
-----------
21,723,730
-----------

(5,619,047)
416,115
-----------
(5,202,932)
-----------
$16,520,798
===========

$ 2,037,394
-----------
1,391,048
368,685
704,220
-----------
2,463,953
-----------
$ (426,559)
===========
$   (6,733)
===========
$ (419,826)
415,144
-----------
$   (4,682)
===========

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

   Total liabilities and partners'equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,452,060
21,252,499
34,179
-----------
$23,738,738
===========

$ 1,400,829
25,857,939
-----------
27,258,768
-----------

(4,272,557)
752,527
-----------
(3,520,030)
-----------
$23,738,738
===========

$ 2,496,550
-----------
1,718,363
465,027
734,759
-----------
2,918,149
-----------
$  (421,599)
===========
$    (5,919)
===========
$  (415,680)
404,326
-----------
$   (11,354)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,281,456
24,735,628
8,247
-----------
$28,025,331
===========

$   944,418
32,084,614
-----------
33,029,032
-----------

(4,752,241)
(251,460)
-----------
(5,003,701)
-----------
$28,025,331
===========

$ 3,036,205
-----------
2,147,326
566,438
970,587
-----------
3,684,351
-----------
$ (648,146)
===========
$   (6,482)
===========
$ (641,664)
544,726
-----------
$  (96,938)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,786,693
28,605,221
12,086
-----------
$32,404,000
===========

$   869,217
34,797,517
-----------
35,666,734
-----------

(2,875,287)
(387,447)
-----------
(3,262,734)
-----------
$32,404,000
===========

$ 3,291,025
-----------
2,189,626
616,293
1,010,894
-----------
3,816,813
-----------
$ (525,788)
===========
$   (5,868)
===========
$ (519,920)
364,425
-----------
$ (155,495)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 14,007,754
105,343,702
242,429
-----------
$119,593,885
===========

$  4,249,685
136,780,962
-----------
141,030,647
-----------

(21,885,856)
449,094
-----------
(21,436,762)
-----------
$119,593,885
===========

$ 12,902,940
-----------
8,875,736
2,452,975
4,069,212
-----------
15,397,923
-----------
$(2,494,983)
===========
$   (29,731)
===========
$(2,465,252)
2,172,285
-----------
$  (292,967)
===========

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

   As disclosed on the statement of operations for each Series, interest income is comparable for the nine and three months ended December 31, 2003 and December 31, 2002. The General and Administrative expenses - General Partner for the nine months ended December 31, 2003 are higher for the same period ended December 31, 2002. This increase was due to higher administrative costs. Other income increased to $5,750 for Series 2, $16,317 for Series 3, $26,141 for Series 4, $13,242 for Series 5, and $11,502 for Series 6 for the nine months ended December 31, 2003. These amounts consisted of distributions from Project Partnerships that were in excess of Gateway's investment in the partnerships. There were no unusual variations in the operating results between these two periods.

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

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2003 decreased from $65,536 for the nine months ended December 31, 2002 to $24,498 as a result of an increase in suspended losses. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2003, the Series had $229,296 of short-term investments (Cash and Cash Equivalents). It also had $173,496 in Zero Coupon Treasuries with annual maturities providing $61,308 in fiscal year 2004 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $91,088 for the nine months ended December 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $24,498 and the changes in operating assets and liabilities, net cash used in operating activities was $45,862. Cash provided by investing activities totaled $32,003, consisting of $7,350 in cash distributions from the Project Partnerships and $24,653 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2003 decreased from $10,898 for the nine months ended December 31, 2002 to $4,682 as a result of an increase in suspended losses.

   At December 31, 2003, the Series had $199,889 of short-term investments (Cash and Cash Equivalents). It also had $154,321 in Zero Coupon Treasuries with annual maturities providing $54,514 in fiscal year 2004, increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $59,181 for the nine months ended December 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $4,682 and the changes in operating assets and liabilities, net cash used in operating activities was $39,806. Cash provided by investing activities totaled $38,245, consisting of $16,317 in cash distributions from the Project Partnerships and $21,928 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2003 decreased from $72,547 for the nine months ended December 31, 2002 to $11,354 as a result of an increase in suspended losses.

   At December 31, 2003, the Series had $291,186 of short-term investments (Cash and Cash Equivalents). It also had $195,509 in Zero Coupon Treasuries with annual maturities providing $69,091 in fiscal year 2004 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $73,682 for the nine months ended December 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $11,354 and the changes in operating assets and liabilities, net cash used in operating activities was $36,631. Cash provided by investing activities totaled $53,921, consisting of $26,140 in cash distributions from the Project Partnerships and $27,781 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2003 increased from $89,126 for the nine months ended December 31, 2002 to $96,938 as a result of an increase in rental expenses.

   At December 31, 2003, the Series had $369,407 of short-term investments (Cash and Cash Equivalents). It also had $243,678 in Zero Coupon Treasuries with annual maturities providing $86,087 in fiscal year 2004 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $195,492 for the nine months ended December 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $96,938 and the changes in operating assets and liabilities, net cash used in operating activities was $68,124. Cash provided by investing activities totaled $52,129, consisting of $17,505 in cash distributions from the Project Partnerships and $34,624 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2003 increased from $147,712 for the nine months ended December 31, 2002 to $155,495 as a result of a decrease in suspended losses.

   At December 31, 2003, the Series had $344,486 of short-term investments (Cash and Cash Equivalents). It also had $274,111 in Zero Coupon Treasuries with annual maturities providing $70,000 in fiscal year 2004 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $269,921 for the nine months ended December 31, 2003. However, after adjusting for Equity in Losses of Project Partnerships of $155,495 and the changes in operating assets and liabilities, net cash used in operating activities was $117,040. Cash provided by investing activities totaled $13,941, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: February 13, 2004           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: February 13, 2004           By:/s/ Sandra L. Furey
                                  Sandra L. Furey
                                  Secretary and Treasurer

Date: February 13, 2004           By:/s/ Carol Georges
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: February 13, 2004          By:/s/ Ronald M. Diner
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: February 13, 2004          By:/s/ Carol Georges
                                 Carol Georges
                                 Vice President and Director of Accounting