Form 10-K
period 2004-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2004-07-13
CIK 857115

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 (FEE REQUIRES)

For the fiscal year ended              March 31, 2004

Commission File Number                    0-19022

                          Gateway Tax Credit Fund II Ltd.
           (Exact name of Registrant as specified in its charter)

          Florida                                  65-0142704
(State or other jurisdiction of               (IRS Employer No.)
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
  Title of Each Class                               March 31, 2004
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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2004, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Assignees.

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5, and 6, respectively had been issued as of March 31, 2004. Each series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each series were used to acquire Project Partnerships which are specifically allocated to such series. Income or loss and all tax items from the Project Partnerships acquired by each series are specifically allocated among the Assignees of such series.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners. Profit or loss and cash distributions from sales of property will be allocated as described in the Limited Partnership Agreement.

   As of March 31, 2004, Gateway had invested in 22 Project Partnerships for Series 2, 23 Project Partnerships for Series 3, 29 Project Partnerships for Series 4, 36 Project Partnerships for Series 5 and 38 Project Partnerships for Series 6. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. As of March 31, 2004 each series was fully invested in Project Partnerships and management plans no new investments in the future.

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

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2004 the investor capital contributions were successfully invested in Project Partnerships, which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single investment in a Project Partnership in Series 2 is 10.7% of the Series' total assets, Series 3 is 0%, Series 4 is 0%, Series 5 is 12.9% and Series 6 is 25.6%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2003:

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

799,538

854,562

859,698

1,458,066

1,564,010

1,291,097

1,233,935

1,076,098

1,517,589

1,245,870

3,496,824

781,460

1,057,871

1,794,542

1,080,959

700,935

955,815

1,288,448

1,774,672

1,784,284

1,329,372

529,223
-----------
$28,474,868

96% 75% 75% 91% 94% 94% 100% 70% 98% 100% 96% 100% 94% 100% 93% 86% 97% 100% 89% 88% 100% 100%
		====		===========

The aggregate average effective rental per unit is $3,728 per year ($311 per month).

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

Inverness Club's occupancy rate was 96% and its average effective annual rental per unit was $5,694 ($475 per month) on December 31, 2003. The land cost was $205,500 and the building cost was $3,291,324. The building is depreciated using the straight line method over 27.5 years. Management believes the property insurance coverage is adequate. For the year ended December 31, 2003 the real estate taxes were $63,921.

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

1,789,148

1,744,103

1,148,484

860,273

1,804,010

1,597,701

1,072,975

1,154,847

1,403,937

828,883

346,207

1,589,980

1,096,579

440,425

927,256

1,649,988

1,188,292

1,459,016

1,803,194

1,150,622

935,143

824,759

1,384,751
-----------
$28,200,573

92% 100% 75% 92% 90% 98% 63% 96% 98% 100% 100% 95% 96% 100% 100% 89% 90% 95% 98% 94% 100% 84% 100%
		====		===========

The average effective rental per unit is $3,387 per year ($282 per month).

Item 2 - Properties (continued):

SERIES 4
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE ------

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

831,368

754,021

1,280,033

1,101,686

810,970

1,657,974

1,036,369

1,890,633

2,263,014

1,532,159

1,701,914

1,074,298

939,024

999,219

1,042,263

1,047,032

802,089

1,444,252

976,883

872,863

1,429,003

1,107,162

906,714

1,751,324

1,761,183

853,294

815,916

1,289,047

412,028
----------
$34,383,735

100% 83% 94% 97% 96% 94% 96% 90% 100% 97% 97% 38% 100% 92% 91% 100% 100% 100% 92% 95% 92% 80% 100% 98% 100% 100% 100% 94% 92%
		====		==========

The average effective rental per unit is $3,673 per year ($306 per month).

Item 2 - Properties (continued):

SERIES 5
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE -----

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

1,517,702

980,617

402,402

572,924

732,342

695,908

906,554

3,217,901

1,674,785

1,759,678

866,259

1,088,664

885,535

901,648

1,602,149

1,127,071

907,712

2,610,842

1,599,958

889,941

840,596

871,530

957,710

776,725

823,643

1,449,378

759,350

578,333

1,243,211

1,741,669

802,455

975,203

986,719

1,319,991

412,232

900,996
----------
$40,380,333

89% 100% 75% 94% 92% 100% 88% 92% 98% 98% 100% 100% 83% 100% 100% 94% 96% 98% 100% 96% 88% 100% 100% 92% 88% 94% 88% 100% 100% 98% 100% 96% 96% 100% 100% 96%
		=====		============

The average effective rental per unit is $3,603 per year ($300 per month).

Item 2 - Properties (continued):

SERIES 6
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE -----

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

1,146,732

688,021

747,398

1,251,360

1,290,598

1,372,106

1,676,842

685,776

1,053,059

676,931

1,653,116

1,037,966

980,862

888,892

415,838

1,220,862

1,532,968

1,641,833

1,414,978

1,022,561

961,926

1,286,134

1,123,996

1,208,709

971,156

947,100

1,226,570

1,430,124

1,649,283

1,526,912

3,041,643

1,033,990

844,240

561,202

1,385,874

616,082

936,944

1,474,973
-----------
$44,625,557

67% 81% 100% 100% 88% 100% 100% 94% 100% 100% 100% 96% 94% 96% 100% 100% 94% 100% 97% 88% 100% 100% 100% 90% 92% 96% 100% 94% 97% 100% 69% 100% 96% 100% 97% 94% 100% 98%
		=====		===========

The average effective rental per unit is $4,133 per year ($344 per month).

Item 2 - Properties (continued):

A summary of the cost of the properties at December 31, 2003, 2002 and 2001 is as follows:

         12/31/03
SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,012,180 127,098 26,395,217 901,769 38,604 ----------- 28,474,868 11,882,795 ----------- $ 16,592,073	$ 985,546 120,660 25,582,402 1,511,965 0 ----------- 28,200,573 14,415,659 ----------- $ 13,784,914	$ 1,188,112 183,610 31,227,211 1,769,135 15,667 ----------- 34,383,735 13,360,202 ----------- $ 21,023,533
	============	============	============

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,456,671 140,401 36,930,190 1,853,071 0 ----------- 40,380,333 15,887,639 ----------- $ 24,492,694	$ 1,774,305 527,948 39,965,083 2,358,221 0 ----------- 44,625,557 16,310,634 ----------- $ 28,314,923	$ 6,416,814 1,099,717 160,100,103 8,394,161 54,271 ----------- 176,065,066 71,856,929 ----------- $104,208,137
	============	============	============

         12/31/02
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,012,180 125,464 26,377,933 890,839 0 ----------- 28,406,416 11,017,194 ----------- $ 17,389,222	$ 985,546 253,348 25,412,059 1,467,505 0 ----------- 28,118,458 13,441,035 ----------- $ 14,677,423	$ 1,188,112 169,332 31,332,798 1,596,797 0 ----------- 34,287,039 12,319,974 ----------- $ 21,967,065
	===========	===========	===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,456,671 150,142 36,867,774 1,814,370 0 ----------- 40,288,957 14,615,269 ----------- $ 25,673,688	$ 1,779,755 536,545 39,884,445 2,279,339 0 ----------- 44,480,084 14,953,588 ----------- $ 29,526,496	$ 6,422,264 1,234,831 159,875,009 8,048,850 0 ----------- 175,580,954 66,347,060 ----------- $109,233,894
	===========	===========	============

  12/31/01
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,012,180 125,464 26,261,278 931,578 0 ----------- 28,330,500 10,152,720 ----------- $18,177,780	$ 985,546 251,976 25,247,403 1,285,630 0 ----------- 27,770,555 12,513,532 ----------- $15,257,023	$ 1,188,112 164,057 30,125,849 1,494,488 0 ----------- 32,972,506 11,277,285 ----------- $21,695,221
	===========	===========	===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,456,671 72,944 37,045,749 1,635,437 0 ----------- 40,210,801 13,336,649 ----------- $26,874,152	$ 1,779,755 534,541 39,858,054 2,179,474 0 ----------- 44,351,824 13,603,728 ----------- $30,748,096	$ 6,422,264 1,148,982 158,538,333 7,526,607 0 ------------ 173,636,186 60,883,914 ------------ $112,752,272
	===========	===========	============

  Item 3. Legal Proceedings

    Gateway is not a party to any material pending legal proceedings.

  Item 4. Submission of Matters to a Vote of Security Holders

    As of March 31, 2004, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

  (b)  Approximate Number of Equity Security Holders:

  Title of Class                                    Number of Holders
                                                  as of March 31, 2004
  Beneficial Assignee Certificates                        2,258
  General Partner Interest                                  2

  Item 6. Selected Financial Data

  FOR THE YEARS ENDED MARCH 31,:
SERIES 2	2004 ----	2003 ----	2002 ----	2001 ----	2000 ----
Total Revenues	$ 27,067	$ 31,644	$ 36,666	$ 43,114	$ 40,198
Net Loss	(92,200)	(85,230)	(99,198)	(123,576)	(166,538)
Equity in Losses of Project Partnerships	(8,484)	(17,624)	(43,931)	(76,493)	(115,544)
Total Assets	445,532	523,794	575,947	634,752	723,067
Investments In Project Partnerships	47,597	58,381	78,301	124,529	208,215
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	..14 5.18 (157.55)	2.79 7.31 (146.95)	64.12 11.87 (148.48)	162.60 14.10 (127.50)	166.30 12.20 (141.60)
Net Loss	(14.88)	(13.75)	(16.00)	(19.94)	(26.87)

  FOR THE YEARS ENDED MARCH 31,:
SERIES 3	2004 ----	2003 ----	2002 ----	2001 ----	2000 ----
Total Revenues	$ 35,445	$ 37,951	$ 42,526	$ 52,385	$ 51,385
Net Loss	(77,243)	(82,729)	(80,062)	(58,677)	(147,068)
Equity in Losses of Project Partnerships	(5,137)	(25,505)	(34,441)	(26,094)	(114,700)
Total Assets	344,724	405,777	465,530	512,301	545,897
Investments In Project Partnerships	0	6,633	34,601	71,138	100,190
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	..17 6.54 (159.39)	1.38 7.92 (137.28)	6.22 13.83 (154.72)	44.70 14.00 (156.40)	68.90 12.80 (151.20)
Net Loss	(14.02)	(15.01)	(14.53)	(10.65)	(26.69)

  Item 6. Selected Financial Data

  FOR THE YEARS ENDED MARCH 31,:
SERIES 4	2004 ----	2003 ----	2002 ----	2001 ----	2000 ----
Total Revenues	$ 44,087	$ 35,591	$ 44,426	$ 51,145	$ 48,997
Net Loss	(98,159)	(160,313)	(185,366)	(311,663)	(235,491)
Equity in Losses of Project Partnerships	(8,763)	(77,657)	(118,314)	(254,163)	(175,823)
Total Assets	472,775	536,633	663,983	807,069	1,082,020
Investments In Project Partnerships	0	12,279	96,741	223,689	487,692
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	1.22 4.16 (134.34)	2.98 8.48 (147.73)	82.68 12.51 (149.99)	165.70 15.00 (160.40)	168.60 14.30 (137.50)
Net Loss	(14.05)	(22.95)	(26.54)	(44.62)	(33.71)

  FOR THE YEARS ENDED MARCH 31,:
SERIES 5	2004 ----	2003 ----	2002 ----	2001 ----	2000 ----
Total Revenues	$ 37,227	$ 48,076	$ 58,867	$ 64,244	$ 65,839
Net Loss	(265,039)	(261,993)	(268,277)	(248,131)	(243,982)
Equity in Losses of Project Partnerships	(133,705)	(159,492)	(189,327)	(179,765)	(178,140)
Total Assets	872,194	1,073,840	1,298,281	1,519,231	1,728,422
Investments In Project Partnerships	229,630	376,275	550,146	752,227	951,449
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	8.66 4.81 (148.50)	54.70 6.71 (136.53)	153.83 12.75 (145.76)	164.60 15.60 (140.30)	164.60 14.30 (134.60)
Net Loss	(30.45)	(30.10)	(30.83)	(28.51)	(28.03)

  Item 6. Selected Financial Data

  FOR THE YEARS ENDED MARCH 31,:
SERIES 6	2004 ----	2003 ----	2002 ----	2001 ----	2000 ---
Total Revenues	$ 41,078	$ 42,340	$ 52,783	$ 57,541	$ 54,234
Net Loss	(294,767)	(334,594)	(407,763)	(481,031)	(531,947)
Equity in Losses of Project Partnerships	(148,498)	(209,950)	(306,042)	(384,730)	(433,597)
Total Assets	1,467,978	1,731,924	2,016,612	2,364,264	2,793,368
Investments In Project Partnerships	858,488	1,024,672	1,257,026	1,584,877	1,997,390
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	15.16 5.41 (109.10)	129.74 7.48 (115.70)	167.27 11.24 (127.50)	165.60 13.80 (127.30)	165.50 12.70 (126.50)
Net Loss	(28.88)	(32.78)	(39.95)	(47.13)	(52.12)

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

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations, Liquidity and Capital Resources

    In 2003, a General Partner of one Project Partnership in Series 3 and seven Project Partnerships in Series 4 plead guilty to fraud and conspiracy charges relating to these project partnerships and other partnerships not related to Gateway Tax Credit Fund II, LTD. In February 2004, the Partnership substituted a new General Partner and does not feel that this situation will have a material impact on the financial statements.

    Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

    As disclosed on the statement of operations for each Series, interest income is comparable for the years ended March 31, 2004, March 31, 2003 and March 31, 2002. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the year ended March 31, 2004 have increased as compared to March 31, 2003 and March 31, 2002 due to a change in the method of allocation.

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

    Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. As of March 31, 2004, the series had invested $4,524,678 in 22 Project Partnerships located in 10 states containing 723 apartment units. Average occupancy of the Project Partnerships was 93% at December 31, 2003.

    Equity in Losses of Project Partnerships decreased from $43,931 for the year ended March 31, 2002 to $17,624 for the year ended March 31, 2003 and to $8,484 for the year ended March 31, 2004. As presented in Note 5, Gateway's share of net loss decreased from $706,233 for the year ended March 31, 2002 to $696,894 for the year ended March 31, 2003 and increased to $747,194 for the year ended March 31,2004. Suspended Losses increased from $662,302 for the year ended March 31, 2002 to $679,270 for the year ended March 31, 2003 and to $738,709 for the year ended March 31, 2004. These losses would reduce the investment in Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $865,003, $864,473 and $865,601 for the years ended December 31, 2001, 2002, and 2003 respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits that meet projections.

    At March 31, 2004, the Series had $221,084 of short-term investments (Cash and Cash Equivalents). It also had $176,851 in Zero Coupon Treasuries with annual maturities providing $61,308 in fiscal year 2004 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $92,200 for the year ending March 31, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $8,484 and the changes in operating assets and liabilities, net cash used in operating activities was $61,145, of which $63,328 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $39,074, consisting of $14,422 in cash distributions from the Project Partnerships and $24,652 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

    Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. As of March 31, 2004 the series had invested $3,888,713 in 23 Project Partnerships located in 12 states containing 768 apartment units. Average occupancy of the Project Partnerships was 93% as of December 31, 2003.

    Equity in Losses of Project Partnerships decreased from $34,441 for the year ended March 31, 2002 to $25,505 for the year ended March 31, 2003 and to $5,137 for the year ended March 31, 2004. As presented in Note 5, Gateway's share of net loss decreased from $710,345 for the year ended March 31, 2002 to $608,873 for the year ended March 31, 2003 and to $704,663 for the year ended March 31, 2004. Suspended Losses decreased from $675,904 for the year ended March 31, 2002 to $583,368 for the year ended March 31, 2003 and increased to $699,527 for the year ended March 31, 2004. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $946,476, $961,550 and $983,259 for the years ended December 31, 2001, 2002 and 2003, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 2004, the Series had $187,419 of short-term investments (Cash and Cash Equivalents). It also had $157,305 in Zero Coupon Treasuries with annual maturities providing $54,514 in fiscal year 2004 increasing to $58,940 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $77,243 for the year ended March 31, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $5,137 and the changes in operating assets and liabilities, net cash used in operating activities was $59,740, of which $51,647 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $45,709, consisting of $23,780 in cash distributions received from the Project Partnerships and $21,929 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

    Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. As of March 31, 2004, the series had invested $4,952,519 in 29 Project Partnerships located in 16 states containing 879 apartment units. Average occupancy of the Project Partnerships was 94% at December 31, 2003.

    Equity in Losses of Project Partnerships decreased from $118,314 for the year ended March 31, 2002 to $77,657 for the year ended March 31, 2003 and to $8,763 for the year ended March 31, 2004. As presented in Note 5, Gateway's share of net loss decreased from $766,057 for the year ended March 31, 2002 to $695,800 for the year ended March 31, 2003 and increased to $732,427 for the year ended March 31, 2004. Suspended Losses decreased from $647,743 for the year ended March 31, 2002 to $618,143 for the year ended March 31, 2003 and increased to $723,664 for the year ended March 31, 2004. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $979,666, $1,044,807 and $1,045,416 for the years ended December 31, 2001, 2002 and 2003, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 2004, the Series had $273,485 of short-term investments (Cash and Cash Equivalents). It also had $199,290 in Zero Coupon Treasuries with annual maturities providing $69,091 in fiscal year 2004 increasing to $74,700 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $98,159 for the year ended March 31, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $8,763 and the changes in operating assets and liabilities, net cash used in operating activities was $58,996, of which $43,827 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $58,585, consisting of $30,805 in cash distributions from the Project Partnerships and $27,780 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

    Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. As of March 31, 2004, the series had invested $6,164,472 in 36 Project Partnerships located in 13 states containing 1,106 apartment units. Average occupancy of the Project Partnerships was 96% as of December 31, 2003.

    Equity in Losses of Project Partnerships were comparable for the years ended March 31, 2002, 2003, and 2004. (These Project Partnerships reported depreciation and amortization of $1,294,116, $1,280,622 and $1,276,928 for the years ended December 31, 2001, 2002 and 2003, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 2004, the Series had $349,174 of short-term investments (Cash and Cash Equivalents). It also had $248,390 in Zero Coupon Treasuries with annual maturities providing $86,087 in fiscal year 2004 increasing to $93,075 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $265,039 for the year ended March 31, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $133,705 and the changes in operating assets and liabilities, net cash used in operating activities was $96,210, of which $86,580 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $59,982 consisting of $25,358 in cash distributions from the Project Partnerships and $34,624 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

    Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. As of March 31, 2004, the series had invested $7,462,215 in 38 Project Partnerships located in 19 states containing 1,086 apartment units. Average occupancy of the Project Partnerships was 95% as of December 31, 2003.

    Equity in Losses of Project Partnerships decreased from $306,042 for the year ended March 31, 2002 to $209,250 for the year ended March 31, 2003 and to $148,498 for the year ended March 31, 2004. These decreases were due to increases in rental income for the years ended March 31, 2002, 2003 and 2004. (These Project Partnerships reported depreciation and amortization of $1,347,661, $1,361,813 and $1,357,379 for the years ended December 31, 2001, 2002 and 2003, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

    At March 31, 2004, the Series had $401,535 of short-term investments (Cash and Cash Equivalents). It also had $207,955 in Zero Coupon Treasuries with annual maturities providing $75,000 in fiscal year 2004 increasing to $83,000 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

    As disclosed on the statement of cash flows, the Series had a net loss of $294,767 for the year ended March 31, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $148,498 and the changes in operating assets and liabilities, net cash used in operating activities was $107,940, of which $80,473 was the Asset Management Fee actually paid. Cash provided by investing activities totaled $61,890 of which $30,412 was received in cash distributions from the Project Partnerships and $31,478 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Item 8. Financial Statements and Supplementary Data

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Partners of Gateway Tax Credit Fund II Ltd.

     We have audited the accompanying balance sheets of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) as of March 31, 2004 and 2003 and the related statements of operations, partners' equity (deficit), and cash flows of each of the five Series for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which cumulative equity in losses included on the balance sheets as of March 31, 2004 and 2003 and net losses included on the statements of operations for each of the three years in the period ended March 31, 2004 are:

	Cumulative Equity in Losses March 31, --------		Partnership Loss Year Ended March 31, --------------------
	2004 ----	2003 ----	2004 ----	2003 ----	2002 ----
Series 2	$3,763,016	$3,763,016	$ 0	$ 0	$ 29,397
Series 3	3,138,563	3,138,561	0	12,361	11,713
Series 4	3,440,223	3,431,461	8,763	71,223	57,051
Series 5	3,845,786	3,749,328	96,457	68,984	79,648
Series 6	4,662,037	4,549,163	112,874	130,246	181,311

     Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

                                           /s/ Spence, Marston, Bunch, Morris & Co.
                                           SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                           Certified Public Accountants

  Clearwater, Florida
  June 20, 2004

  PART I - Financial Information
    Item 1.  Financial Statements

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)
  BALANCE SHEETS
  MARCH 31, 2004 AND 2003
SERIES 2	2004 ----	2003 ----

  ASSETS
  Current Assets:
   Cash and Cash Equivalents
   Investments in Securities

    Total Current Assets

   Investments in Securities
   Investments in Project Partnerships, Net

      Total Assets

  LIABILITIES AND PARTNERS' EQUITY (Deficit)
  Current Liabilities:
   Payable to General Partners

    Total Current Liabilities

  Long-Term Liabilities:
   Payable to General Partners

  Partners' Equity (Deficit):
  Assignor Limited Partner
   Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 2 had 6,136 at March 31, 2004 and 2003 issued to the assignees
  Assignees
   Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 2 had 6,136 at March 31, 2004 and 2003, issued and outstanding
  General Partners

    Total Partners' Equity (Deficit)

      Total Liabilities and Partners' Equity     (Deficit)

  $ 221,084
  61,300
  ----------
  282,384

  115,551
  47,597
  ----------
  $ 445,532
  ==========

  $  63,359
  ----------
  63,359

  ----------
  467,036
  ----------

  (30,215)
  (54,648)
  ----------
  (84,863)
  ----------
  $ 445,532
  ==========

  $ 243,155
  58,586
  ----------
  301,741

  163,672
  58,381
  ----------
  $ 523,794
  ==========

  $  53,915
  ----------
  53,915

  ----------
  462,542
  ----------

  61,063
  (53,726)
  ----------
  7,337
  ----------
  $ 523,794
  ==========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)
  BALANCE SHEETS
  MARCH 31, 2004 AND 2003
SERIES 3	2004 ----	2003 ----

  ASSETS
  Current Assets:
   Cash and Cash Equivalents
   Investments in Securities

    Total Current Assets

   Investments in Securities
   Investments in Project Partnerships, Net

      Total Assets

  LIABILITIES AND PARTNERS' EQUITY (Deficit)
  Current Liabilities:
   Payable to General Partners

    Total Current Liabilities

  Long-Term Liabilities:
   Payable to General Partners

  Partners' Equity (Deficit):
  Assignor Limited Partner
   Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 3 had 5,456 at March 31, 2004 and 2003 issued to the assignees
  Assignees
   Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 3 had 5,456 at March 31, 2004 and 2003, issued and outstanding
  General Partners

    Total Partners' Equity (Deficit)

      Total Liabilities and Partners' Equity     (Deficit)

  $ 187,419
  54,525
  ----------
  241,944

  102,780
  0
  ----------
  $ 344,724
  ==========

  $  63,415
  ----------
  63,415
  ----------

  353,758
  ----------

  (23,909)
  (48,540)
  ----------
  (72,449)
  ----------
  $ 344,724
  ==========

  $ 201,450
  52,111
  ----------
  253,561

  145,583
  6,633
  ----------
  $ 405,777
  ==========

  $  58,599
  ----------
  58,599
  ----------

  342,384
  ----------

  52,562
  (47,768)
  ----------
  4,794
  ----------
  $ 405,777
  ==========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)
  BALANCE SHEETS
  MARCH 31, 2004 AND 2003
SERIES 4	2004 ----	2003 ----

  ASSETS
  Current Assets:
   Cash and Cash Equivalents
   Investments in Securities

    Total Current Assets

   Investments in Securities
   Investments in Project Partnerships, Net

      Total Assets

  LIABILITIES AND PARTNERS' EQUITY (Deficit)
  Current Liabilities:
   Payable to General Partners

    Total Current Liabilities

  Long-Term Liabilities:
   Payable to General Partners

  Partners' Equity (deficit):
  Assignor Limited Partner
   Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 4 had 6,915 at March 31, 2004 and 2003 issued to the assignees
  Assignees
   Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 4 had 6,915 at March 31, 2004 and 2003, issued and outstanding
  General Partners

    Total Partners' Equity (Deficit)

      Total Liabilities and Partners' Equity     (Deficit)

  $  273,485
  69,078
  -----------
  342,563

  130,212
  0
  -----------
  $  472,775
  ===========

  $   66,784
  -----------
  66,784
  -----------

  482,520
  -----------

  (15,109)
  (61,420)
  ----------
  (76,529)
  ----------
  $  472,775
  ===========

  $  273,896
  66,019
  -----------
  339,915

  184,439
  12,279
  -----------
  $  536,633
  ===========

  $   66,103
  -----------
  66,103
  -----------

  448,900
  -----------

  82,068
  (60,438)
  ----------
  21,630
  ----------
  $  536,633
  ===========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)
  BALANCE SHEETS
  MARCH 31, 2004 AND 2003
SERIES 5	2004 ----	2003 ----

  ASSETS
  Current Assets:
   Cash and Cash Equivalents
   Investments in Securities

    Total Current Assets

   Investments in Securities
   Investments in Project Partnerships, Net

      Total Assets

  LIABILITIES AND PARTNERS' EQUITY (Deficit)
  Current Liabilities:
   Payable to General Partners

    Total Current Liabilities

  Long-Term Liabilities:
   Payable to General Partners

  Partners' Equity (Deficit):
  Assignor Limited Partner
   Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 5 had 8,616 at March 31, 2004 and 2003 issued to the assignees
  Assignees
   Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 5 had 8,616 at March 31, 2004 and 2003, issued and outstanding
  General Partners

    Total Partners' Equity (Deficit)

      Total Liabilities and Partners' Equity     (Deficit)

  $  349,174
  86,098
  -----------
  435,272

  162,292
  229,630
  -----------
  $  827,194
  ===========

  $   96,999
  -----------
  96,999
  -----------

  464,362
  -----------

  338,798
  (72,965)
  -----------
  265,833
  -----------
  $  827,194
  ===========

  $  385,402
  82,284
  -----------
  467,686

  229,879
  376,275
  -----------
  $1,073,840
  ===========

  $   87,203
  -----------
  87,203
  -----------

  455,765
  -----------

  601,187
  (70,315)
  -----------
  530,872
  -----------
  $1,073,840
  ===========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)
  BALANCE SHEETS
  MARCH 31, 2004 AND 2003
SERIES 6	2004 ----	2003 ----

  ASSETS
  Current Assets:
   Cash and Cash Equivalents
   Investments in Securities

    Total Current Assets

   Investments in Securities
   Investments in Project Partnerships, Net

      Total Assets

  LIABILITIES AND PARTNERS' EQUITY (Deficit)
  Current Liabilities:
   Payable to General Partners

    Total Current Liabilities

  Long-Term Liabilities:
   Payable to General Partners

  Partners' Equity (Deficit):
  Assignor Limited Partner
   Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 6 had 10,105 at March 31, 2004 and 2003 issued to the assignees
  Assignees
   Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 6 had 10,105 at March 31, 2004 and 2003, issued and outstanding
  General Partners

    Total Partners' Equity (Deficit)

      Total Liabilities and Partners' Equity     (Deficit)

  $  401,535
  70,976
  -----------
  472,511

  136,979
  858,488
  -----------
  $1,467,978
  ===========

  $   90,272
  -----------
  90,272
  -----------

  610,503
  -----------

  848,257
  (81,054)
  -----------
  767,203
  -----------
  $1,467,978
  ===========

  $  447,585
  66,339
  -----------
  513,924

  193,328
  1,024,672
  -----------
  $1,731,924
  ===========

  $   83,931
  -----------
  83,931
  -----------

  586,023
  -----------

  1,140,076
  (78,106)
  -----------
  1,061,970
  -----------
  $1,731,924
  ===========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)
  BALANCE SHEETS
  MARCH 31, 2004 AND 2003
TOTAL SERIES 2 - 6	2004 ----	2003 ----

  ASSETS
  Current Assets:
   Cash and Cash Equivalents
   Investments in Securities

    Total Current Assets

   Investments in Securities
   Investments in Project Partnerships, Net

      Total Assets

  LIABILITIES AND PARTNERS' EQUITY (Deficit)
  Current Liabilities:
   Payable to General Partners

    Total Current Liabilities

  Long-Term Liabilities:
   Payable to General Partners

  Partners' Equity (Deficit):
  Assignor Limited Partner
   Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 2-6 had 37,228 at March 31, 2004 and 2003 issued to the assignees
  Assignees
   Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 2-6 had 37,228 at March 31, 2004 and 2003, issued and outstanding
  General Partners

    Total Partners' Equity (Deficit)

      Total Liabilities and Partners' Equity     (Deficit)

  $1,432,697
  341,977
  -----------
  1,774,674

  647,814
  1,135,715
  -----------
  $3,558,203
  ===========

  $  380,829
  -----------
  380,829
  -----------

  2,378,179
  -----------

  1,117,822
  (318,627)
  -----------
  799,195
  -----------
  $3,558,203
  ===========

  $1,551,488
  325,339
  -----------
  1,876,827

  916,901
  1,478,240
  -----------
  $4,271,968
  ===========

  $  349,751
  -----------
  349,751
  -----------

  2,295,614
  -----------

  1,936,956
  (310,353)
  -----------
  1,626,603
  -----------
  $4,271,968
  ===========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)

  STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED MARCH 31,
SERIES 2	2004 ----	2003 ----	2002 ----

  Revenues:
   Interest Income
   Other Income

    Total Revenues

  Expenses:
   Asset Management Fee-General Partner
   General and Administrative:
    General Partner
    Other
   Amortization

    Total Expenses

  Loss Before Equity in Losses
   of Project Partnerships
  Equity in Losses of Project
   Partnerships

  Net Loss

  Allocation of Net Loss:
   Assignees
   General Partners

  Net Loss Per Beneficial
  Assignee Certificate
  Number of Beneficial Assignee
  Certificates Outstanding

  $   14,247
  12,820
  -----------
  27,067
  -----------

  67,822

  32,065
  10,198
  698
  -----------
  110,783
  -----------

  (83,716)

  (8,484)
  -----------
  $  (92,200)
  ===========

  $  (91,278)
  (922)
  -----------
  $  (92,200)
  ===========

  $   (14.88)
  ===========
  6,136
  ===========

  $   18,979
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

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)

  STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED MARCH 31,
Series 3	2004 ----	2003 ----	2002 ----

  Revenues:
   Interest Income
   Other Income

    Total Revenues

  Expenses:
   Asset Management Fee-General Partner
   General and Administrative:
    General Partner
    Other
   Amortization

    Total Expenses

  Loss Before Equity in Losses
   of Project Partnerships
  Equity in Losses of Project
   Partnerships

  Net Loss

  Allocation of Net Loss:
   Assignees
   General Partners

  Net Loss Per Beneficial
  Assignee Certificate
  Number of Beneficial Assignee
  Certificates Outstanding

  $  12,644
  22,801
  ----------
  35,445
  ----------

  63,022

  33,523
  10,490
  516
  ----------
  107,551
  ----------

  (72,106)

  (5,137)
  ----------
  $ (77,243)
  ==========

  $ (76,471)
  (772)
  ----------
  $ (77,243)
  ==========

  $  (14.02)
  ==========
  5,456
  ==========

  $  16,784
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

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)

  STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED MARCH 31,
SERIES 4	2004 ----	2003 ----	2002 ----

  Revenues:
   Interest Income
   Other Income

    Total Revenues

  Expenses:
   Asset Management Fee - General Partner
   General and Administrative:
    General Partner
    Other
   Amortization

    Total Expenses

  Loss Before Equity in Losses
   of Project Partnerships
  Equity in Losses of Project
   Partnerships

  Net Loss

  Allocation of Net Loss:
   Assignees
   General Partners

  Net Loss Per Beneficial
  Assignee Certificate
  Number of Beneficial Assignee
  Certificates Outstanding

  $  16,127
  27,960
  ---------
  44,087
  ---------

  77,448

  42,266
  13,098
  671
  ---------
  133,483
  ---------

  (89,396)

  (8,763)
  ---------
  $ (98,159)
  ==========

  $ (97,177)
  (982)
  ---------
  $ (98,159)
  ==========

  $  (14.05)
  ==========
  6,915
  ==========

  $  21,475
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

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)

  STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED MARCH 31,
SERIES 5	2004 ----	2003 ----	2002 ----

  Revenues:
   Interest Income
   Other Income

    Total Revenues

  Expenses:
   Asset Management Fee - General Partner
   General and Administrative:
    General Partner
    Other
   Amortization

    Total Expenses

  Loss Before Equity in Losses
   of Project Partnerships
  Equity in Losses of Project
   Partnerships

  Net Loss

  Allocation of Net Loss:
   Assignees
   General Partners

  Net Loss Per Beneficial
  Assignee Certificate
  Number of Beneficial Assignee
  Certificates Outstanding

  $ 20,246
  16,981
  ----------
  37,227
  ----------

  95,180

  52,470
  16,351
  4,560
  ----------
  168,561
  ----------

  (131,334)

  (133,705)
  ----------
  $(265,039)
  ==========

  $(262,389)
  (2,650)
  ----------
  $(265,039)
  ==========

  $  (30.45)
  =========
  8,616
  ==========

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

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)

  STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED MARCH 31,
SERIES 6	2004 ----	2003 ----	2002 ----

  Revenues:
   Interest Income
   Other Income

    Total Revenues

  Expenses:
   Asset Management Fee - General Partner
   General and Administrative:
    General Partner
    Other
   Amortization

    Total Expenses

  Loss Before Equity in Losses
   of Project Partnerships
  Equity in Losses of Project
   Partnerships

  Net Loss

  Allocation of Net Loss:
   Assignees
   General Partners

  Net Loss Per Beneficial
  Assignee Certificate
  Number of Beneficial Assignee
  Certificates Outstanding

  $  19,949
  21,129
  ----------
  41,078
  ----------

  104,953

  55,384
  18,607
  8,403
  ----------
  187,347
  ----------

  (146,269)

  (148,498)
  ----------
  $(294,767)
  ==========

  $(291,819)
  (2,948)
  ----------
  $(294,767)
  ==========

  $  (28.88)
  ==========
  10,105
  ==========

  $  25,421
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

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)

  STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 2 - 6	2004 ----	2003 ----	2002 ----

  Revenues:
   Interest Income
   Other Income

    Total Revenues

  Expenses:
   Asset Management Fee-General Partner
   General and Administrative:
    General Partner
    Other
   Amortization

    Total Expenses

  Loss Before Equity in Losses
   of Project Partnerships
  Equity in Losses of Project
   Partnerships

  Net Loss

  Allocation of Net Loss:
   Assignees
   General Partners

  $   83,213
  101,691
  -----------
  184,904
  -----------

  408,425

  215,708
  68,744
  14,848
  -----------
  707,725
  -----------

  (522,821)

  (304,587)
  -----------
  $  (827,408)
  ============

  $  (819,134)
  (8,274)
  ------------
  $  (827,408)
  ============

  $  109,826
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

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)

  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
  FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004	$ 243,647 (98,206) ----------- 145,441 (84,378) ----------- 61,063 (91,278) ----------- $ (30,215) ===========	$ (51,882) (992) ----------- (52,874) (852) ----------- (53,726) (922) ----------- $ (54,648) ===========	$ 191,765 (99,198) ----------- 92,567 (85,230) ----------- 7,337 (92,200) ----------- $ (84,863) ===========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)

  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
  FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004	$ 213,725 (79,261) ----------- 134,464 (81,902) ----------- 52,562 (76,471) ----------- $ (23,909) ===========	$ (46,140) (801) ----------- (46,941) (827) ----------- (47,768) (772) ----------- $ (48,540) ===========	$ 167,585 (80,062) ----------- 87,523 (82,729) ----------- 4,794 (77,243) ----------- $ (72,449) ===========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)

  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
  FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004	$ 424,290 (183,512) ----------- 240,778 (158,710) ----------- 82,068 (97,177) ----------- $ (15,109) ===========	$ (56,981) (1,854) ---------- (58,835) (1,603) ---------- (60,438) (982) ---------- $ (61,420) ==========	$ 367,309 (185,366) ----------- 181,943 (160,313) ----------- 21,630 (98,159) ----------- $ (76,529) ===========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)

  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
  FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004	$ 1,126,154 (265,594) ----------- 860,560 (259,373) ----------- 601,187 (262,389) ----------- $ 338,798 ===========	$ (65,012) (2,683) ---------- (67,695) (2,620) ---------- (70,315) (2,650) ---------- $ (72,965) ==========	$ 1,061,142 (268,277) ----------- 792,865 (261,993) ----------- 530,872 (265,039) ----------- $ 265,833 ===========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)

  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
  FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004	$ 1,875,009 (403,685) ------------ 1,471,324 (331,248) ------------ 1,140,076 (291,819) ------------ $ 848,257 ============	$ (70,682) (4,078) ---------- (74,760) (3,346) ---------- (78,106) (2,948) ---------- $ (81,054) ==========	$ 1,804,327 (407,763) ----------- 1,396,564 (334,594) ----------- 1,061,970 (294,767) ----------- $ 767,203 ===========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)

  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
  FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2001 Net Loss Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004	$ 3,882,825 (1,030,258) ------------ 2,852,567 (915,611) ------------ 1,936,956 (819,134) ------------ $ 1,117,822 ============	$(290,697) (10,408) ---------- (301,105) (9,248) ---------- (310,353) (8,274) ---------- $(318,627) ==========	$ 3,592,128 (1,040,666) ------------ 2,551,462 (924,859) ----------- 1,626,603 (827,408) ----------- $ 799,195 ===========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)
  STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 2 --------	2004 ----	2003 ----	2002 ----

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
    Securities

          Net Cash Provided by
          Investing Activities

  Increase (Decrease) in Cash and Cash Equivalents
  Cash and Cash Equivalents at
  Beginning of Year

  Cash and Cash Equivalents at
  End of Year

	$(92,200) 698 (13,179) 8,484 33,934 (12,820) 13,938 ---------- (61,145) ---------- 14,422 24,652 ---------- 39,074 ---------- (22,071) 243,155 ---------- $ 221,084 ==========	$(85,230) 696 (16,515) 17,624 30,400 (12,665) 33,077 ---------- (32,613) ---------- 14,265 25,698 ---------- 39,963 ---------- 7,350 235,805 ---------- $ 243,155 ==========	$(99,198) 697 (19,381) 43,931 26,907 (10,860) 40,393 ---------- (17,511) ---------- 12,460 26,928 ---------- 39,388 ---------- 21,877 213,928 ---------- $ 235,805 ==========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)
  STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 3 -------	2004 ----	2003 ----	2002 ----

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

          Net Cash Provided by
          Investing Activities

  Increase (Decrease) in Cash and Cash Equivalents
  Cash and Cash Equivalents at
  Beginning of Year

  Cash and Cash Equivalents at
  End of Year

	$ (77,243) 516 (11,722) 5,137 30,183 (22,801) 16,190 ---------- (59,740) ---------- 23,780 21,929 ---------- 45,709 ---------- (14,031) 201,450 ---------- $ 187,419 ==========	$ (82,729) 516 (14,689) 25,505 27,037 (21,167) 22,976 ---------- (42,551) ---------- 23,114 22,859 ---------- 45,973 ---------- 3,422 198,028 ---------- $ 201,450 ==========	$ (80,062) 1,120 (17,239) 34,441 23,934 (19,990) 33,291 ---------- (24,505) ---------- 20,966 23,952 ---------- 44,918 ---------- 20,413 177,615 ---------- $ 198,028 ==========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)
  STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 4 --------	2004 ----	2003 ----	2002 ----

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
    Securities

          Net Cash Provided by
          Investing Activities

  Increase (Decrease) in Cash and Cash Equivalents
  Cash and Cash Equivalents at
  Beginning of Year

  Cash and Cash Equivalents at
  End of Year

	$ (98,159) 671 (14,851) 8,763 38,238 (27,960) 34,302 ---------- (58,996) ---------- 30,805 27,780 ---------- 58,585 ---------- (411) 273,896 ---------- $ 273,485 ==========	$(160,313) 1,235 (18,610) 77,657 34,256 (14,116) 32,963 ---------- (46,928) ---------- 19,685 28,960 ---------- 48,645 ---------- 1,717 272,179 ---------- $ 273,896 ==========	$(185,366) 3,949 (21,840) 118,314 30,322 (15,207) 42,280 ---------- (27,548) ---------- 19,892 30,344 ---------- 50,236 ---------- 22,688 249,491 ---------- $ 272,179 ==========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)
  STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 5 --------	2004 ----	2003 ----	2002 ----

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
    Securities

          Net Cash Provided by
          Investing Activities

  Increase (Decrease) in Cash and Cash Equivalents
  Cash and Cash Equivalents at
  Beginning of Year

  Cash and Cash Equivalents at
  End of Year

	$(265,039) 4,560 (18,510) 133,705 47,662 (16,981) 18,393 ---------- (96,210) ---------- 25,358 34,624 ---------- 59,982 ---------- (36,228) 385,402 ---------- $ 349,174 ==========	$(261,993) 4,807 (23,195) 159,492 42,695 (20,909) 37,552 ---------- (61,551) ---------- 30,482 36,094 ---------- 66,576 ---------- 5,025 380,377 ---------- $ 385,402 ==========	$(268,277) 5,110 (27,221) 189,327 37,793 (21,532) 47,327 ---------- (37,473) ---------- 29,176 37,820 ---------- 66,996 ---------- 9,523 350,854 ---------- $ 380,377 ==========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)
  STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
SERIES 6 -------	2004 ----	2003 ----	2002 ----

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
    Securities

          Net Cash Provided by
          Investing Activities

  Increase (Decrease) in Cash and Cash Equivalents
  Cash and Cash Equivalents at
  Beginning of Year

  Cash and Cash Equivalents at
  End of Year

	$(294,767) 8,403 (18,286) 148,498 38,520 (21,129) 30,821 ---------- (107,940) ---------- 30,412 31,478 ---------- 61,890 ---------- (46,050) 447,585 ---------- $ 401,535 ==========	$(334,594) 8,896 (21,459) 209,950 33,739 (16,919) 49,906 ---------- (70,481) ---------- 30,427 32,262 ---------- 62,689 ---------- (7,792) 455,377 ---------- $ 447,585 ==========	$(407,763) 9,451 (24,458) 306,042 28,941 (17,654) 60,111 ---------- (45,330) ---------- 30,012 33,059 ---------- 63,071 ---------- 17,741 437,636 ---------- $ 455,377 ==========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)
  STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002:
TOTAL SERIES 2 - 6 ------------------	2004 ----	2003 ----	2002 ----

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
    Securities

           Net Cash Provided by
           Investing Activities

  Increase (Decrease) in Cash and Cash Equivalents
  Cash and Cash Equivalents at
  Beginning of Year

  Cash and Cash Equivalents at
  End of Year

	$(827,408) 14,848 (76,548) 304,587 188,537 (101,691) 113,644 ----------- (384,031) ----------- 124,777 140,463 ----------- 265,240 ----------- (118,791) 1,551,488 ----------- $ 1,432,697 ===========	$(924,859) 16,150 (94,468) 490,228 168,127 (85,776) 176,474 ----------- (254,124) ----------- 117,973 145,873 ----------- 263,846 ----------- 9,722 1,541,766 ----------- $ 1,551,488 ===========	$(1,040,666) 20,327 (110,139) 692,055 147,897 (85,243) 223,402 ----------- (152,367) ----------- 112,506 152,103 ----------- 264,609 ----------- 112,242 1,429,524 ----------- $ 1,541,766 ===========

  See accompanying notes to financial statements.

  GATEWAY TAX CREDIT FUND II LTD.
  (A Florida Limited Partnership)
  NOTES TO FINANCIAL STATEMENTS
  MARCH 31, 2004, 2003 AND 2002

  NOTE 1 - ORGANIZATION:

    Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 2004, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

    Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of March 31, 2004. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

    Gateway accounts for its investments as the sole limited partner in Project Partnerships ("Investments in Project Partnerships"), using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statements of Operations. Under the equity method, the Investments in Project Partnerships initially include:

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

    Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of tax credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment. Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.

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

  Reclassifications

    For comparability, the 2003 and 2002 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2004.

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

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after December 15, 2004. The Partnership does not feel that there will be any effects on its results of operations as a result of the adoption of FIN46.   Prior to the effective date of FIN 46, Gateway is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with variable interest entities. Gateway's exposure to these losses is limited to its investment in the Project Partnerships which is $1,135,715 at March 31,2004.

  NOTE 3 - INVESTMENT IN SECURITIES:

    The March 31, 2004 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $108,760 for Series 2, $96,739 for Series 3, $122,559 for Series 4, $152,755 for Series 5 and $119,017 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.
	Estimated Market Value ----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 2	$ 188,092	$ 176,851	$ 11,241
Series 3	167,251	157,305	9,946
Series 4	211,972	199,290	12,682
Series 5	264,116	248,390	15,726
Series 6	229,355	207,955	21,400

  As of March 31, 2004, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 61,300	$ 54,525	$ 69,078
After 1 year through 5 years	115,551 ---------	102,780 ---------	130,212 ---------
Total Amount Carried on Balance Sheet	$ 176,851 =========	$ 157,305 =========	$ 199,290 =========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 86,098	$ 70,976	$ 341,977
After 1 year through 5 years	162,292 ----------	136,979 ----------	647,814 ----------
Total Amount Carried on Balance Sheet	$ 248,390 ==========	$ 207,955 ==========	$ 989,791 ==========

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

    For the years ended March 31, 2004, 2003 and 2002 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

    Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.
	2004 ----	2003 ----	2002 ----
Series 2	$ 67,822	$ 68,021	$ 68,197
Series 3	63,022	62,667	62,892
Series 4	77,448	77,271	77,474
Series 5	95,180	95,480	95,755
Series 6	104,953 ---------	105,376 ---------	105,753 ---------
Total	$ 408,425 =========	$ 408,815 =========	$ 410,071 =========

    General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
	2004 ----	2003 ----	2002 ----
Series 2	$ 32,065	$ 18,483	$ 11,737
Series 3	33,523	19,323	12,271
Series 4	42,266	24,365	15,471
Series 5	52,470	30,245	19,205
Series 6	55,384 --------	31,926 --------	20,272 --------
	$215,708	$124,342	$ 78,956
Total	========	========	========

  NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

  SERIES 2

    As of March 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 22 Project Partnerships which own and operate government assisted multi-family housing complexes.
    Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
    The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2004 --------------	MARCH 31, 2003 --------------

  Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

  Cumulative equity in losses of Project Partnerships (1)

  Cumulative distributions received from Project Partnerships

  Investment in Project Partnerships before Adjustment

  Excess of investment cost over the underlying assets acquired:
   Acquisition fees and expenses
   Accumulated amortization of acquisition  fees and expenses

  Investments in Project Partnerships

$ 4,524,678 (4,699,758) (84,405) ----------- (259,485) 390,838 (83,756) ----------- $ 47,597 ===========	$ 4,524,678 (4,691,275) (82,805) ----------- (249,402) 390,838 (83,055) ----------- $ 58,381 ===========

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,358,678 for the year ended March 31, 2004 and cumulative suspended losses of $3,619,969 for the year ended March 31, 2003 are not included.

  NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  SERIES 3

    As of March 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 23 Project Partnerships which own and operate government assisted multi-family housing complexes.
    Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
    The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2004 --------------	MARCH 31, 2003 --------------

  Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

  Cumulative equity in losses of Project Partnerships (1)

  Cumulative distributions received from Project Partnerships

  Investment in Project Partnerships before Adjustment

  Excess of investment cost over the underlying assets acquired:
   Acquisition fees and expenses
   Accumulated amortization of acquisition  fees and expenses

  Investments in Project Partnerships

$ 3,888,713 (4,133,478) (164,417) ----------- (409,182) 491,746 (82,564) ----------- $ 0 ============	$ 3,888,713 (4,128,342) (163,436) ----------- (403,065) 491,746 (82,048) ----------- $ 6,633 ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,123,116 for the year ended March 31, 2004 and cumulative suspended losses of $4,423,589 for the year ended March 31, 2003 are not included.

  NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  SERIES 4

    As of March 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 29 Project Partnerships which own and operate government assisted multi-family housing complexes.
    Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
    The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2004 --------------	MARCH 31, 2003 --------------

  Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

  Cumulative equity in losses of Project Partnerships (1)

  Cumulative distributions received from Project Partnerships

  Investment in Project Partnerships before Adjustment

  Excess of investment cost over the underlying assets acquired:
   Acquisition fees and expenses
   Accumulated amortization of acquisition  fees and expenses

  Investments in Project Partnerships

$ 4,952,519 (5,268,905) (124,819) ----------- (441,205) 562,967 (121,762) ----------- $ 0 ===========	$ 4,952,519 (5,260,142) (121,974) ----------- (429,597) 562,967 (121,091) ----------- $ 12,279 ===========

  1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,113,695 for the year ended March 31, 2004 and cumulative suspended losses of $3,390,030 for the year ended March 31, 2003 are not included.

  NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  SERIES 5

    As of March 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 36 Project Partnerships which own and operate government assisted multi-family housing complexes.
    Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
    The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2004 --------------	MARCH 31, 2003 --------------

  Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

  Cumulative equity in losses of Project Partnerships (1)

  Cumulative distributions received from Project Partnerships

  Investment in Project Partnerships before Adjustment

  Excess of investment cost over the underlying assets acquired:
   Acquisition fees and expenses
   Accumulated amortization of acquisition fees  and expenses

  Investments in Project Partnerships

$ 6,164,472 (6,247,828) (196,488) ----------- (279,844) 650,837 (141,363) ----------- $ 229,630 ===========	$ 6,164,472 (6,114,123) (188,111) ----------- (137,762) 650,837 (136,800) ----------- $ 376,275 ===========

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,928,362 for the year ended March 31, 2004 and cumulative suspended losses of $4,001,897 for the year ended March 31, 2003 are not included.

  NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  SERIES 6

    As of March 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 38 Project Partnerships which own and operate government assisted multi-family housing complexes.
    Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
    The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2004 --------------	MARCH 31, 2003 --------------

  Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

  Cumulative equity in losses of Project Partnerships (1)

  Cumulative distributions received from Project Partnerships

  Investment in Project Partnerships before Adjustment

  Excess of investment cost over the underlying assets acquired:
   Acquisition fees and expenses
   Accumulated amortization of acquisition fees  and expenses

  Investments in Project Partnerships

$ 7,462,215 (6,979,041) (213,391) ----------- 269,783 785,179 (196,474) ----------- $ 858,488 ============	$ 7,462,215 (6,830,543) (204,108) ----------- 427,564 785,179 (188,071) ----------- $ 1,024,672 ============

  (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,303,141 for the year ended March 31, 2004 and cumulative suspended losses of $2,752,730 for the year ended March 31, 2003 are not included.

  NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  TOTAL SERIES 2 - 6

    The following is a summary of Investments in Project Partnerships:
MARCH 31, 2004 --------------	MARCH 31, 2003 --------------

  Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

  Cumulative equity in losses of Project Partnerships (1)

  Cumulative distributions received from Project Partnerships

  Investment in Project Partnerships before Adjustment

  Excess of investment cost over the underlying assets acquired:
   Acquisition fees and expenses
   Accumulated amortization of acquisition  fees and expenses

  Investments in Project Partnerships

$ 26,992,597 (27,329,010) (783,520) ----------- (1,119,933) 2,881,567 (625,919) ----------- $ 1,135,715 ===========	$ 26,992,597 (27,024,425) (760,434) ----------- (792,262) 2,881,567 (611,065) ----------- $ 1,478,240 ===========

  NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 2	2003 ----	2002 ----	2001 ----

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

  Other partners' share of net loss

  Partnership's share of net loss

  Suspended losses

  Equity in Losses of Project Partnerships

  $ 1,968,746
  16,592,073
  12,876
  ------------
  $18,573,695
  ============

  $   503,026
  22,832,568
  ------------
  23,335,594
  ------------

  (4,660,463)
  (101,436)
  ------------
  (4,761,899)
  ------------

  $18,573,695
  ============

  $ 4,224,657
  ------------
  2,102,111
  2,011,686
  865,601
  ------------
  4,979,398
  ------------
  $ (754,741)
  ============
  $   (7,547)
  ============
  $ (747,194)

  738,710
  ------------

  $   (8,484)
  ============

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
  ============

  As of December 31, 2003, the largest Project Partnership constituted 12.2% and 14.5%, and as of December 31, 2002 the largest Project Partnership constituted 13.4% and 14.0% of the combined total assets by series and combined total revenues by series, respectively.

  NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 3	2003 ----	2002 ----	2001 ----

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

  Other partners' share of net loss

  Partnership's share of net loss

  Suspended losses

  Equity in Losses of Project Partnerships

  $ 2,528,204
  13,784,914
  175,280
  -----------
  $16,488,398
  ===========

  $   482,162
  21,535,458
  -----------
  22,017,620
  -----------

  (5,924,969)
  395,747
  -----------
  (5,529,222)
  -----------

  $16,488,398
  ============

  $ 4,123,334
  -----------
  1,961,831
  1,894,630
  983,259
  -----------
  4,839,720
  -----------
  $  (716,386)
  ============
  $   (11,723)
  ============
  $  (704,663)

  699,526
  -----------

  $    (5,137)
  ============

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
  ============

  As of December 31, 2003, the largest Project Partnership constituted 8.4% and 6.7%, and as of December 31, 2002 the largest Project Partnership constituted 8.2% and 8.1% of the combined total assets by series and combined total revenues by series, respectively.

  NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 4	2003 ----	2002 ----	2001 ----

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

  Other partners' share of net loss

  Partnership's share of net loss

  Suspended losses

  Equity in Losses of Project Partnerships

  $ 2,246,924
  21,023,533
  20,390
  -----------
  $23,290,847
  ===========

  $   864,424
  26,289,686
  -----------
  27,154,110
  -----------

  (4,611,405)
  748,142
  -----------
  (3,863,263)
  -----------

  $23,290,847
  ============

  $ 4,832,351
  -----------
  2,432,823
  2,096,318
  1,045,416
  -----------
  5,574,557
  -----------
  $  (742,206)
  ===========
  $    (9,779)
  ===========
  $  (732,427)

  723,664
  -----------

  $    (8,763)
  ===========

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
  ===========

  As of December 31, 2003, the largest Project Partnership constituted 7.8% and 5.6%, and as of December 31, 2002 the largest Project Partnership constituted 8.2% and 6.3% of the combined total assets by series and combined total revenues by series, respectively.

  NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of
  December 31 of each year:
DECEMBER 31,
SERIES 5	2003 ----	2002 ----	2001 ----

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

  Other partners' share of net loss

  Partnership's share of net loss

  Suspended losses

  Equity in Losses of Project Partnerships

  $ 3,058,047
  24,492,694
  2,286
  -----------
  $27,553,027
  ============

  $   807,429
  32,229,915
  -----------
  33,037,344
  -----------

  (5,197,812)
  (286,505)
  -----------
  (5,484,317)
  -----------

  $27,553,027
  ============

  $ 5,575,579
  -----------
  3,119,514
  2,250,016
  1,276,928
  -----------
  6,646,458
  -----------
  $(1,070,879)
  ============

  $   (10,709)
  ============
  $(1,060,170)

  926,465
  -----------

  $  (133,705)
  ============

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
  ============

  As of December 31, 2003, the largest Project Partnership constituted 7.9% and 8.2%, and as of December 31, 2002 the largest Project Partnership constituted 8.0% and 8.6% of the combined total assets by series and combined total revenues by series, respectively.

  NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of
  December 31 of each year:
DECEMBER 31,
SERIES 6	2003 ----	2002 ----	2001 ----

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

  Other partners' share of net loss

  Partnership's share of net loss

  Suspended losses

  Equity in Losses of Project Partnerships

  $ 3,748,484
  28,314,923
  17,884
  ------------
  $32,081,291
  ===========

  $   733,479
  34,867,631
  ------------
  35,601,110
  ------------

  (3,085,785)
  (434,034)
  ------------
  (3,519,819)
  ------------

  $32,081,291
  ============

  $ 6,361,139
  ------------
  3,026,245
  2,684,574
  1,357,379
  ------------
  7,068,198
  ------------
  $  (707,059)
  ============

  $    (8,150)
  ============
  $  (698,909)

  550,411
  ------------

  $  (148,498)
  ============

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
  ============

  As of December 31, 2003, the largest Project Partnership constituted 6.5% and 6.5%, and as of December 31, 2002 the largest Project Partnership constituted 6.5% and 6.7% of the combined total assets by series and combined total revenues by series, respectively.

  NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

    In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of
  December 31 of each year:
DECEMBER 31,
TOTAL SERIES 2 - 6	2003 ----	2002 ----	2001 ----

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

  Other partners' share of net loss

  Partnership's share of net loss

  Suspended losses

  Equity in Losses of Project Partnerships

  $ 13,550,405
  104,208,137
  228,716
  -------------
  $117,987,258
  =============

  $  3,390,520
  137,755,258
  ------------
  141,145,778
  ------------

  (23,480,434)
  321,914
  ------------
  (23,158,520)
  ------------

  $117,987,258
  =============

  $ 25,117,060
  ------------
  12,642,524
  10,937,224
  5,528,583
  ------------
  29,108,331
  ------------
  $ (3,991,271)
  =============

  $    (47,908)
  =============
  $ (3,943,363)

  3,638,776
  ------------

  $   (304,587)
  =============

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

    By Series these differences are as follows:
	Equity Per Project Partnership ------------------	Equity Per Partnership ----------------------
Series 2	$ (4,660,463)	$ (259,485)
Series 3	(5,924,969)	(409,182)
Series 4	(4,611,405)	(441,205)
Series 5	(5,197,812)	(279,844)
Series 6	(3,085,785)	269,783

  NOTE 6 - TAXABLE INCOME (LOSS):

    The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 2	2004 ----	2003 ----	2002 ----
Net Loss per Financial Statements	$ (92,200)	$ (85,230)	$ (99,198)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(856,310)	(796,760)	(766,507)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	8,988	964	2,365
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	12,850 696 (18,415) -----------	35,197 (131) (10,860) -----------	33,368 703 (8,982) -----------
Partnership loss for tax purposes as of December 31	$ (944,391) ============	$ (856,820) ============	$ (838,251) ============
	December 31, 2003 ------------	December 31, 2002 ------------	December 31, 2001 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 892 ============	$ 17,131 ============	$ 393,435 ============

    The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2004 are as follows:

                                  Financial      Tax
                                  Reporting      Reporting
                                  Purposes       Purposes        Differences
  Investments in Local
    Limited Partnerships       $   47,597       $(5,724,723)     $ 5,772,320

  Other Assets                              $   397,935       $ 1,141,069      $  (743,134)

  Liabilities                              $  530,395        $   18,787      $   511,608

  NOTE 6 - TAXABLE INCOME (LOSS):

    The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 3	2004 ----	2003 ----	2002 ----
Net Loss per Financial Statements	$ (77,243)	$ (82,729)	$ (80,062)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(762,553)	(622,341)	(701,962)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	18,639	426	6,785
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	17,077 63 (37,484) -----------	25,116 1,120 (19,990) -----------	25,902 1,121 (22,840) -----------
Partnership loss for tax purposes as of December 31	$ (841,501) ============	$ (698,398) ============	$ (771,056) ============
	December 31, 2003 ------------	December 31, 2002 ------------	December 31, 2001 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 941 ============	$ 7,517 ============	$ 33,914 ============

    The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2004 are as follows:

                                     Financial       Tax
                                     Reporting       Reporting
                                     Purposes        Purposes        Differences

  Investments in Local
    Limited Partnerships             $       0        $(5,324,640)   $5,324,640

  Other Assets                       $ 344,724        $ 1,008,930    $ (664,206)

  Liabilities                        $ 417,173        $    19,099    $  398,074

  NOTE 6 - TAXABLE INCOME (LOSS):

    The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 4	2004 ----	2003 ----	2002 ----
Net Loss per Financial Statements	$ (98,159)	$ (160,313)	$ (185,366)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(825,899)	(827,686)	(792,465)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	18,236	1,588	2,098
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	37,611 (802) (40,257) -----------	35,743 2,947 (15,207) -----------	32,919 4,262 (12,169) -----------
Partnership loss for tax purposes as of December 31	$ (909,270) ============	$ (962,928) ============	$ (950,721) ============
	December 31, 2003 ------------	December 31, 2002 ------------	December 31, 2001 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 8,520 ============	$ 20,620 ============	$ 571,729 ============

    The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2004 are as follows:

                                  Financial      Tax
                                  Reporting      Reporting
                                  Purposes       Purposes         Differences

  Investments in Local
    Limited Partnerships        $        0      $ (6,289,482)     $ 6,289,482

  Other Assets                  $  472,775      $  1,316,495      $  (843,720)

  Liabilities                   $  549,304      $     19,505      $   529,799

  NOTE 6 - TAXABLE INCOME (LOSS):

    The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 5	2004 ----	2003 ----	2002 ----
Net Loss per Financial Statements	$ (265,039)	$ (261,993)	$ (268,277)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(996,157)	(886,046)	(904,115)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	20,717	4,599	487
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	19,420 4,576 (34,151) -----------	41,264 5,110 (21,532) -----------	35,487 4,324 (13,898) -----------
Partnership loss for tax purposes as of December 31	$(1,250,634) ============	$(1,118,598) ============	$(1,145,992) ============
	December 31, 2003 ------------	December 31, 2002 ------------	December 31, 2001 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 75,409 ============	$ 471,321 ============	$ 1,325,419 ============

    The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2004 are as follows:

                                   Financial       Tax
                                   Reporting       Reporting
                                   Purposes        Purposes         Differences

  Investments in Local
    Limited Partnerships          $ 229,630        $(6,195,256)     $ 6,424,886

  Other Assets                    $ 597,564        $ 1,647,005      $(1,049,441)

  Liabilities                     $ 561,361        $    27,816      $   533,545

  NOTE 6 - TAXABLE INCOME (LOSS):

    The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 6	2004 ----	2003 ----	2002 ----
Net Loss per Financial Statements	$ (294,767)	$ (334,594)	$ (407,763)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(788,055)	(805,019)	(813,890)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	12,119	5,776	(4,523)
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	34,124 8,478 (28,421) ------------	53,540 6,552 (17,654) ------------	48,192 12,066 (8,930) ------------
Partnership loss for tax purposes as of December 31	$(1,056,522) ============	$(1,091,399) ============	$(1,174,848) ============
	December 31, 2003 -----------	December 31, 2002 -----------	December 31, 2001 -----------
Federal Low Income Housing Tax Credits (Unaudited)	$ 154,714 ============	$ 1,311,025 ============	$ 1,690,264 ============

    The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2004 are as follows:

                                        Financial       Tax
                                        Reporting       Reporting
                                        Purposes        Purposes         Differences

  Investments in Local
    Limited Partnerships               $  858,488         $(4,902,421)    $ 5,760,909

  Other Assets                         $  609,490         $ 1,802,247     $(1,192,757)

  Liabilities                          $  700,775         $    27,426     $   673,349

  NOTE 6 - TAXABLE INCOME (LOSS):

    The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
TOTAL SERIES 2 - 6	2004 ----	2003 ----	2002 ----
Net Loss per Financial Statements	$ (827,408)	$ (924,859)	$(1,040,666)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(4,228,974)	(3,937,852)	(3,978,939)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	78,699	13,353	7,213
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	121,082 13,011 (158,728) -----------	190,860 15,598 (85,243) -----------	175,868 22,476 (66,819) -----------
Partnership loss for tax purposes as of December 31	$(5,002,318) ============	$(4,728,143) ============	$(4,880,867) ============

    The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $5,772,320 higher for Series 2, $5,324,640 higher for Series 3, $6,289,482 higher for Series 4, $6,424,886 higher for Series 5 and $5,760,909 higher for Series 6 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

    The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2004 are as follows:

                                   Financial       Tax
                                   Reporting       Reporting
                                   Purposes        Purposes         Differences

  Investments in Local
    Limited Partnerships          $1,135,715        $(28,436,522)    $29,572,237

  Other Assets                    $2,422,488        $  6,915,746     $(4,493,258)

  Liabilities                     $2,759,008        $    112,633     $ 2,646,375

  NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

  Series 2
  Year 2004                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                           6/30/2003     9/30/2003     12/31/2003    3/31/2004

  Total Revenues           $   3,590     $    5,490    $   7,361     $  10,626

  Net Income (Loss)        $ (38,406)    $  (28,418)   $ (24,264)    $  (1,112)

  Earnings (Loss) Per
  Weighted Average
  Beneficial Assignee
  Certificates Outstanding $   (6.20)     $   (4.59)    $  (3.91)     $   (.18)

  Series 3
  Year 2004                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                           6/30/2003     9/30/2003    12/31/2003     3/31/2004

  Total Revenues           $   9,383     $   13,250   $   3,171      $   9,641

  Net Income (Loss)        $ (21,261)    $  (14,615)  $ (23,305)     $ (18,062)

  Earnings (Loss) Per
  Weighted Average
  Beneficial Assignee
  Certificates Outstanding $   (3.86)     $   (2.65)   $  (4.23)     $   (3.28)

  Series 4
  Year 2004                Quarter 1       Quarter 2     Quarter 3     Quarter 4
                           6/30/2003      9/30/2003     12/31/2003     3/31/2004

  Total Revenues           $  10,612      $  23,572     $   4,052      $   5,851

  Net Income (Loss)        $ (30,836)     $ (13,103)    $ (29,743)     $ (24,477)

  Earnings (Loss) Per
  Weighted Average
  Beneficial Assignee
  Certificates Outstanding $   (4.41)     $   (1.88)     $  (4.26)      $  (3.50)

  NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

  Series 5
  Year 2004                  Quarter 1     Quarter 2     Quarter 3      Quarter 4
                             6/30/2003     9/30/2003     12/31/2003     3/31/2004

  Total Revenues            $  17,645     $   5,009     $   5,804      $   8,769

  Net Income (Loss)         $ (46,203)    $ (78,011)    $ (71,278)     $ (69,547)

  Earnings (Loss) Per
  Weighted Average
  Beneficial Assignee
  Certificates Outstanding  $   (5.31)    $   (8.96)    $   (8.19)     $   (7.99)

  Series 6
  Year 2004                 Quarter 1     Quarter 2     Quarter 3     Quarter 4
                            6/30/2003     9/30/2003     12/31/2003     3/31/2004

  Total Revenues            $   8,848     $  12,186     $   6,247     $  13,797

  Net Income (Loss)         $(107,395)    $ (45,853)    $(116,673)    $ (24,846)

  Earnings (Loss) Per
  Weighted Average
  Beneficial Assignee
  Certificates Outstanding  $  (10.52)    $   (4.49)    $  (11.43)    $   (2.44)

  Series 2 - 6
  Year 2004                 Quarter 1     Quarter 2     Quarter 3     Quarter 4
                            6/30/2003     9/30/2003     12/31/2003     3/31/2004

  Total Revenues            $  50,078     $  59,507     $  26,635      $  48,684

  Net Income (Loss)         $(244,101)    $(180,000)    $(265,263)     $(138,044)

  NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

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
  Year 2003 #9;              Quarter 1     Quarter 2      Quarter 3     Quarter 4
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

  Series 2-6
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

                                INDEPENDENT AUDITORS' REPORT
                               -------------------------------

  To the Partners
  Springwood Apartments Limited Partnership
  Westfield, New York

  We have audited the accompanying balance sheets of Springwood Apartments Limited Partnership as of December 31, 2003 and 2002 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

  In accordance with Government Auditing Standards, we have also issued our report dated January 16, 2004 on our consideration of Springwood Apartments Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

  /s/ Hill, Barth & King LLC
  Certified Public Accountants

  January 16, 2004

  Hill, Barth & King LLC
  5121 Zuck Road
  Erie, PA 16506
  PHONE:  814-836-9968
  FAX:  814-836-9989

                             INDEPENDENT AUDITORS' REPORT
                             ------------------------------

  To the Partners
  Cherrytree Apartments Limited Partnership
  Albion, Pennsylvania

  We have audited the accompanying balance sheets of Cherrytree Apartments Limited Partnership as of December 31, 2003 and 2002 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherrytree Apartments Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

  In accordance with Government Auditing Standards, we have also issued our report dated January 13, 2004 on our consideration of Cherrytree Apartments Limited Partnership internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

  /s/ Hill, Barth & King LLC
  Certified Public Accountants

  January 13, 2004

  Hill, Barth & King LLC
  5121 Zuck Road
  Erie, PA 16506
  PHONE:  814-836-9968
  FAX:  814-836-9989

                              INDEPENDENT AUDITORS' REPORT
                            ---------------------------------

  To the Partners
  Wynnwood Commons Associates Limited Partnership
  Fairchance, Pennsylvania

  We have audited the accompanying balance sheets of Wynnwood Commons Associates Limited Partnership as of December 31, 2003 and 2002 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wynnwood Common Associates Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

  In accordance with Government Auditing Standards, we have also issued our report dated January 15, 2004 on our consideration of Wynnwood Commons Associates Limited Partnership internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

  /s/ Hill, Barth & King LLC
  Certified Public Accountants

  January 14, 2004

  Hill, Barth & King LLC
  5121 Zuck Road
  Erie, PA 16506
  PHONE:  814-836-9968
  FAX:  814-836-9989

                                INDEPENDENT AUDITORS' REPORT
                               --------------------------------

  To the Partners
  Stony Creek Commons Limited Partnership
  Hooversville, Pennsylvania

  We have audited the accompanying balance sheets of Stony Creek Commons Limited Partnership as of December 31, 2003 and 2002 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stony Creek Commons Limited Partnership as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

  In accordance with Government Auditing Standards, we have also issued our report dated January 18, 2004 on our consideration of Stony Creek Commons Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

  /s/ Hill, Barth & King LLC
  Certified Public Accountants

  January 18, 2004

  Henderson & Godbee, P.C.
  3488 N. Valdosta Rd. - P.O. Box 2241
  Valdosta, GA 31604-2241
  PHONE:  229-245-6040
  FAX:  229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                               -------------------------------

  To the Partners
  Richland Elderly Housing, Ltd.
  Valdosta, Georgia

  We have audited the accompanying balance sheets of Richland Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1848044, as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richland Elderly Housing, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of the Richland Elderly Housing, Ltd.'s internal control structure and a report dated January 22, 2004 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

  /s/ Henderson & Godbee, P.C.
  Certified Public Accountants

  January 22, 2004

  Henderson & Godbee, P.C.
  3488 N. Valdosta Rd. - P.O. Box 2241
  Valdosta, GA 31604-2241
  PHONE:  229-245-6040
  FAX:  229-245-1669

                                 INDEPENDENT AUDITORS' REPORT
                                 -----------------------------

  To the Partners
  Pearson Elderly Housing, Ltd.
  Valdosta, Georgia

  We have audited the accompanying balance sheets of Pearson Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1848042, as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pearson Elderly Housing, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of the Pearson Elderly Housing, Ltd.'s internal control structure and a report dated January 22, 2004 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

  /s/ Henderson & Godbee, P.C.
  Certified Public Accountants

  January 22, 2004

  Henderson & Godbee, P.C.
  3488 N. Valdosta Rd. - P.O. Box 2241
  Valdosta, GA 31604-2241
  PHONE:  229-245-6040
  FAX:  229-245-1669

                                  INDEPENDENT AUDITORS' REPORT
                                  -----------------------------

  To the Partners
  Lake Park Apartments, Ltd.
  Valdosta, Georgia

  We have audited the accompanying balance sheets of Lake Park Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1844429, as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Park Apartments, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of the Lake Park Apartments, Ltd.'s internal control structure and a report dated January 22, 2004 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with the report in considering the results.

  /s/ Henderson & Godbee, P.C.
  Certified Public Accountants

  January 22, 2004

  Henderson & Godbee, P.C.
  3488 N. Valdosta Rd. - P.O. Box 2241
  Valdosta, GA 31604-2241
  PHONE:  229-245-6040
  FAX:  229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

  To the Partners
  Lakeland Elderly Housing, Ltd.
  Valdosta, Georgia

  We have audited the accompanying balance sheets of Lakeland Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1898054, as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Elderly Housing, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of the Lakeland Elderly Housing, Ltd.'s internal control structure and report dated January 22, 2004 on its compliance with laws and regulations. These reports are and integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

  /s/ Henderson & Godbee, P.C.
  Certified Public Accountants

  January 22, 2004

  Habif, Arogeti & Wynne, LLP
  5565 Glenridge Connector, Suite 200
  Atlanta, GA 30342
  PHONE:  404-892-9651
  FAX:  404-876-3913

                                   INDEPENDENT AUDITORS' REPORT
                                  -------------------------------

  To the Partners of
  Woodland Terrace Apartments, LTD, LLLP

  We have audited the accompanying balance sheets of WOODLAND TERRACE APARTMENTS, LTD, LLLP (USDA Rural Development Case No. 10-017-581854412), a limited partnership, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the Audit Program of the Rural Development Services Office of the U.S. Department of Agriculture, formerly known as the Farmers Home Administration. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOODLAND TERRACE APARTMENTS, LTD, LLLP as of December 31, 2003 and 2002, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 16, 2004, on our consideration of WOODLAND TERRACE APARTMENTS, LTD, LLLP's internal control and our report dated February 16, 2004, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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
  February 16, 2004

  Habif, Arogeti & Wynne, LLP
  5565 Glenridge Connector, Suite 200
  Atlanta, Georgia 30342
  PHONE:  404-892-9651
  FAX:  404-876-3913

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

  To the Partners of
  Manchester Housing, LTD, LLLP

  We have audited the accompanying balance sheets of MANCHESTER HOUSING, LTD, LLLP (USDA Rural Development Case No. 10-099-581845215), a limited partnership, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the Audit Program of the Rural Development Services Office of the U.S. Department of Agriculture, formerly known as the Farmers Home Administration. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANCHESTER HOUSING, LTD, LLLP as of December 31, 2003 and 2002, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 16, 2004, on our consideration of MANCHESTER HOUSING, LTD. LLLP's internal control and our report dated February 16, 2004, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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
  February 16, 2004

  M. Paul Nichols, Jr., CPA, P.C.
  2101 North Patterson Street
  Valdosta, GA 31602
  PHONE: 229-671-1255
  FAX:  229-244-2433

                                 INDEPENDENT AUDITORS' REPORT
                                 -----------------------------

  To the Partners
  Heritage Villas, L.P.
  McRae, Georgia

  We have audited the accompanying balance sheets of Heritage Villas, L.P. (a limited partnership), Federal ID #: 58-1898056, as of December 31, 2003 and 2002, and the related statements of income, partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Villas, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued reports dated February 6, 2004, on our consideration of Heritage Villas, L.P.'s internal control structure and its compliance with laws and regulations.

  /s/ M. Paul Nichols, Jr., CPA, PC
  Certified Public Accountant and Consultant

  February 6, 2004

  Habif, Arogeti & Wynne, LLP
  5565 Glenridge Connector, Suite 200
  Atlanta, GA 30342
  PHONE:  404-892-9651
  FAX:  404-876-3913

                             INDEPENDENT AUDITORS' REPORT
                             -----------------------------

  To the Partners of
  Crisp Properties, LLLP

  We have audited the accompanying balance sheets of CRISP PROPERTIES, LLLP (USDA Rural Development Case No. 10-017-581854412), a limited partnership, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the Audit Program of the Rural Development Services Office of the U.S. Department of Agriculture, formerly known as the Farmers Home Administration. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRISP PROPERTIES, LLLP as of December 31, 2003 and 2002, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 16, 2004, on our consideration of CRISP PROPERTIES, LLLP's internal control and our report dated February 16, 2004, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

  February 16, 2004

  Habif, Arogeti & Wynne, LLP
  5565 Glenridge Connector, Suite 200
  Atlanta, GA 30342
  PHONE:  404-892-9651
  FAX:  404-876-3913

                                 INDEPENDENT AUDITORS' REPORT
                                 -----------------------------

  To the Partners of
  Blackshear Apartments, L.L.L.P. Phase II

  We have audited the accompanying balance sheets of BLACKSHEAR APARTMENTS, L.L.L.P. PHASE II (USDA Rural Development Case No. 10-040-581925616), a limited partnership, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the Audit Program of the Rural Development Services Office of the U.S. Department of Agriculture, formerly known as the Farmers Home Administration. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLACKSHEAR APARTMENTS, L.L.L.P. PHASE II as of December 31, 2003 and 2002, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 16, 2004, on our consideration of BLACKSHEAR APARTMENTS, L.L.L.P. PHASE II'S internal control and our report dated February 16, 2004, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 - 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  /s/ Habif, Arogeti & Wynne, LLP
  Certified Public Accountants
  Atlanta, Georgia

  February 16, 2004

  Henderson & Godbee, P.C.
  3488 N. Valdosta Rd. - P.O. Box 2241
  Valdosta, GA 31604-2241
  PHONE:  229-245-6040
  FAX:  229-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                  ------------------------------

  To the Partners
  Crawford Rental Housing, L.P.
  Valdosta, Georgia

  We have audited the accompanying balance sheets of Crawford Rental Housing, L.P. (a limited partnership), Federal ID #: 58-1850761, as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crawford Rental Housing, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of Crawford Rental Housing, L.P.'s internal control structure and a report dated January 22, 2004 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

  /s/ Henderson & Godbee, P.C.
  Certified Public Accountants

  January 22, 2004

  Henderson & Godbee, P.C.
  3488 N. Valdosta Rd. - P.O. Box 2241
  Valdosta, GA 31604-2241
  PHONE: 229-245-6040
  FAX: 229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                               ------------------------------

  To the Partners
  Shellman Housing, L.P.
  Valdosta, Georgia

  We have audited the accompanying balance sheets of Shellman Housing, L.P. (a limited partnership), Federal ID No. 58-1917615, as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shellman Housing L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of the Shellman Housing L.P.'s internal control structure and a report dated January 22, 2004 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

  /s/ Henderson & Godbee, P.C.
  Certified Public Accountants

  January 22, 2004

  Henderson & Godbee, P.C.
  3488 N. Valdosta Rd. - P.O. Box 2241
  Valdosta, GA 31604-2241
  PHONE: 229-245-6040
  FAX: 229-245-1669

                                 INDEPENDENT AUDITORS' REPORT
                                 -----------------------------

  To the Partners
  Greensboro Properties, L.P., Phase II
  Valdosta, Georgia

  We have audited the accompanying balance sheets of Greensboro Properties, L.P., Phase II (a limited partnership), Federal ID No.: 58-1915804 as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greensboro Properties, L.P., Phase II as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of the Greensboro Properties, L.P., Phase II's internal control structure and a report dated January 22, 2004 on it's compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

  /s/ Henderson & Godbee, P.C.
  Certified Public Accountants

  January 22, 2004

  Henderson & Godbee, P.C.
  3488 N. Valdosta Rd. - P.O. Box 2241
  Valdosta, GA 31604-2241
  PHONE: 229-245-6040
  FAX: 229-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                 -------------------------------

  To the Partners
  Dawson Elderly, L.P.
  Dawson, Georgia

  We have audited the accompanying balance sheets of Dawson Elderly, L.P. (a limited partnership), Federal ID No.: 58-1966658 as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Elderly, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued reports dated January 22, 2004 on our consideration of Dawson Elderly, L.P.'s internal control structure and a report dated January 22, 2004 on it's compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

  /s/ Henderson & Godbee, P.C.
  Certified Public Accountants

  January 22, 2004

  Habif, Arogeti & Wynne, LLP
  5565 Glenridge Connector, Suite 200
  Atlanta, GA 30342
  PHONE: 404-892-9651
  FAX: 404-876-3913

                                    INDEPENDENT AUDITORS' REPORT
                                    -----------------------------

  To the Partners
  Piedmont Development Company of Lamar
      County, LTD.

  We have audited the accompanying balance sheets of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD. as of December 31, 2003 and 2002, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated February 25, 2004, on our consideration of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD.'s internal control and a report dated February 25, 2004, on its compliance with laws and regulations applicable to the financial statements.

  /s/ Habif, Arogeti & Wynne, LLP
  Atlanta, Georgia

  February 25, 2004

  Donald W. Causey & Associates, P.C.
  516 Walnut Street - P.O. Box 775
  Gadsden, AL 35902
  PHONE: 256-543-3707
  FAX: 256-543-9800

                                     INDEPENDENT AUDITORS' REPORT
                                     -----------------------------

  To the Partners
  Sylacauga Heritage Apartments Ltd.
  Sylacauga, Alabama

  We have audited the accompanying balance sheets of Sylacauga Heritage Apartments, Ltd., a limited partnership, RHS Project No.: 01-061-631025601 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Heritage Apartments, Ltd., RHS Project No.: 01-061-631025601 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2004 on our consideration of Sylacauga Heritage Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results or our audit.

  /s/ Donald W. Causey & Associates, P.C.
  Certified Public Accountants
  Gadsden, Alabama
  February 10, 2004

  Cameron, Hines & Hartt
  104 Regency Place - P.O. Box 2474
  West Monroe, LA 71294-2474
  PHONE: 318-323-1717
  FAX: 318-322-5121

                                INDEPENDENT AUDITORS' REPORT
                               ------------------------------

  To the Partners
  LOGANSPORT SENIORS APARTMENTS

  We have audited the accompanying balance sheets of Logansport Seniors Apartments (the Partnership) as of December 31, 2003, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Logansport Seniors Apartments as of December 31, 2002, were audited by other auditors whose report dated March 3, 2003, expressed an unqualified opinion on those statements.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America and and the Standards for Financial and Compliance Audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logansport Seniors Apartments as of December 31, 2003, and the results of its operations and its and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 4, 2004, on our consideration of Logansport Seniors Apartment's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Logansport Seniors Apartments. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  /s/ Cameron, Hines & Hartt,(APAC)
  Certified Public Accountants

  West Monroe, Louisiana
  February 4, 2004

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

  In accordance with Government Auditing Standards, we have also issued a report dated April 22, 2003 on our consideration of LOGANSPORT SENIORS APARTMENTS internal control and a report dated April 22, 2003 on its compliance with laws and regulations applicable to the financial statements.

  /s/ Pailet, Meunier and LeBlanc, L.L.P
  Certified Public Accountants

  Metairie, Louisiana
  April 22, 2003

  Cameron, Hines & Hartt
  104 Regency Place - P.O. Box 2474
  West Monroe, LA 71294-2474
  PHONE: 318-323-1717
  FAX: 318-322-5121

                                 INDEPENDENT AUDITORS' REPORT
                                -------------------------------

  To the Partners
  TARPON HEIGHTS APARTMENTS

  We have audited the accompanying balance sheet of Tarpon Heights Apartments (the Partnership) as of December 31, 2003, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tarpon Heights Apartments as of December 31, 2002, were audited by other auditors whose report dated March 29, 2003, expressed an unqualified opinion on those statements.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the Standards for Financial and Compliance Audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tarpon Heights Apartments as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated March 18, 2004, on our consideration of Tarpon Heights Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Tarpon Heights Apartments. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  /s/ Cameron, Hines & Hartt (APAC)
  Certified Public Accountants

  West Monroe, Louisiana
  March 18, 2004

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

  In accordance with Government Auditing Standards, we have also issued a report dated March 29, 2003 on our consideration of TARPON HEIGHTS APARTMENT internal control and a report dated March 29, 2003 on its compliance with laws and regulations applicable to the financial statements.

  /s/ Pailet, Meunier and LeBlanc, L.L.P.
  Certified Public Accountants

  Metairie, Louisiana
  March 29, 2003

  Bond & Tousignant, LLC
  1500 Lamy Lane - P.O. Box 14065
  Monroe, LA 71207-4065
  PHONE: 318-323-0717
  FAX: 318-323-0719

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

  To the Partners
  THE OAKS APARTMENTS, ALPIC

  We have audited the accompanying balance sheet of THE OAKS APARTMENTS, ALPIC, RHS Project No. 22-002-721144868 as of December 31, 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of THE OAKS APARTMENTS, ALPIC as of December 31, 2002, were audited by other auditors whose report dated March 31, 2003 expressed an unqualified opinion on those statements.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE OAKS APARTMENTS, ALPIC as of December 31, 2003, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 15 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  In accordance with Government Auditing Standards, we have also issued our report dated February 29, 2004 on our consideration of THE OAKS APARTMENTS, ALPIC's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with the report in considering the results of our audit.

  /s/ Bond & Tousignant, LLC
  Certified Public Accountants

  Monroe, Louisiana
  February 29, 2004

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

  /s/ Pailet, Meunier and LeBlanc, L.L.P.
  Certified Public Accountants

  Metairie, Louisiana
  March 31, 2003

  Cameron, Hines & Hartt
  104 Regency Place - P.O. Box 2474
  West Monroe, LA 71294-2474
  PHONE: 318-323-1717
  FAX: 318-322-5121

                                  INDEPENDENT AUDITORS' REPORT
                                --------------------------------

  To the Partners
  SONORA SENIORS APARTMENTS

  We have audited the accompanying balance sheet of Sonora Seniors Apartments (the Partnership) as of December 31, 2003, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sonora Seniors Apartments as of December 31, 2002, were audited by other auditors whose report dated March 3, 2003, expressed an unqualified opinion on those statements.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the Standards for Financial and Compliance Audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonora Seniors Apartments as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated January 23, 2004, on our consideration of Sonora Seniors Apartment's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Sonora Seniors Apartments. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  /s/ Cameron, Hines & Hartt (APAC)
  Certified Public Accountants

  West Monroe, Louisiana
  January 23, 2004

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

  In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2003 on our consideration of SONORA SENIORS APARTMENTS internal control and a report dated March 2, 2003 on its compliance with laws and regulations applicable to the financial statements.

  /s/ Pailet, Meunier and LeBlanc, L.L.P.
  Certified Public Accountants

  Metairie, Louisiana
  March 2, 2003

  Bond & Tousignant, LLC
  1500 Lamy Lane - P.O. Box 14065
  Monroe, LA 71207-4065
  PHONE: 318-323-0717
  FAX: 318-323-0719

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

  To the Partners
  FREDERICKSBURG SENIORS APARTMENTS, LTD.

  We have audited the accompanying balance sheet of FREDERICKSBURG SENIORS APARTMENTS, LTD., RHS Project No. 49-086-721150308 as of December 31, 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of FREDERICKSBURG SENIORS APARTMENTS, LTD. as of December 31, 2002, were audited by other auditors whose report dated February 18, 2003 expressed an unqualified opinion on those statements.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FREDERICKSBURG SENIORS APARTMENTS, LTD. as of December 31, 2003, and the results of its operations, changes in partners equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 15 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  In accordance with Government Auditing Standards, we have also issued our report dated February 29, 2004, on our consideration of FREDERICKSBURG SENIORS APARTMENTS, LTD.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with the report in considering the results of our audit.

  /s/ Bond & Tousignant, LLC
  Certified Public Accountants

  Monroe, Louisiana
  February 29, 2004

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

  /s/ Pailet, Meunier and LeBlanc, L.L.P.
  Certified Public Accountants

  Metairie, Louisiana
  February 18, 2003

  Bond & Tousignant, LLC
  1500 Lamy Lane, P.O. Box 14065
  Monroe, LA 71207-4065
  PHONE: 318-323-0717
  FAX: 318-323-0719

                                  INDEPENDENT AUDITORS' REPORT
                                --------------------------------

  To the Partners
  BRACKETTVILLE SENIORS APARTMENTS, LTD.

  We have audited the accompanying balance sheet of BRACKETTVILLE SENIORS APARTMENTS, LTD, RHS Project No. 50-036-721150307 as of December 31, 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of BRACKETTVILLE SENIORS APARTMENTS, LTD as of December 31, 2002, were audited by other auditors whose report dated March 2, 2003 expressed an unqualified opinion on those statements.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRACKETTVILLE SENIORS APARTMENTS, LTD as of December 31, 2003, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 15 through 21, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  In accordance with Government Auditing Standards, we have also issued our report dated February 29, 2004, on our consideration of BRACKETTVILLE SENIORS APARTMENTS, LTD's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with the report in considering the results of our audit.

  /s/ Bond & Tousignant, LLC
  Certified Public Accountants

  Monroe, Louisiana
  February 29, 2004

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

  /s/ Pailet, Meunier and LeBlanc, L.L.P.
  Certified Public Accountants

  Metairie, Louisiana
  March 2, 2003

  Cameron, Hines & Hartt (APAC)
  104 Regency Place, P.O. Box 2474
  West Monroe, LA 71294-2474
  PHONE: 504-837-0770
  FAX: 504-837-7102

                                 INDEPENDENT AUDITORS' REPORT
                               -------------------------------

  To the Partners
  Timpson Seniors Apartments

  We have audited the accompanying balance sheet of Timpson Seniors Apartments (the Partnership) as of December 31, 2003, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Timpson Seniors Apartments as of December 31, 2002, were audited by other auditors whose report dated February 9, 2003, expressed an unqualified opinion on those statements.

  We conducted our audit in accordance with auditing standards generally accepted in the United States and the Standards for Financial and Compliance Audits contain in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timpson Seniors Apartments as of December 31, 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated March 11, 2004, on our consideration of Timpson Seniors Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

  /s/ Cameron, Hines & Hartt
  Certified Public Accountants

  West Monroe, Louisiana
  March 11, 2004

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

                                   INDEPENDENT AUDITORS' REPORT
                                 --------------------------------

  Partners
  Charleston Properties, A Limited Partnership
  D/B/A SavannahPark of Charleston II
  Fort Smith, Arkansas

  We have audited the accompanying balance sheets of Charleston Properties, A Limited Partnership, D/B/A SavannahPark of Charleston II as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charleston Properties, A Limited Partnership, D/B/A SavannahPark of Charleston II as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnerships' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Baird, Kurtz, & Dobson, LLP
  Certified Public Accountants

  February 6, 2004

  Baird, Kurtz, & Dobson, LLP
  5000 Rogers Avenue, Suite 700
  Fort Smith, AR 72903-2079
  PHONE: 479-452-1040
  FAX: 479-452-5542

                                 INDEPENDENT AUDITORS' REPORT
                                -------------------------------

  Partners
  Sallisaw Properties II, A Limited Partnership
  D/B/A GardenWalk of Sallisaw II
  Fort Smith, Arkansas

  We have audited the accompanying balance sheets of Sallisaw Properties II, A Limited Partnership, D/B/A GardenWalk of Sallisaw II as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sallisaw Properties II, A Limited Partnership, D/B/A GardenWalk of Sallisaw II as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Baird, Kurtz, & Dobson, LLP
  Certified Public Accountants

  February 6, 2004

  Baird, Kurtz, & Dobson, LLP
  5000 Rogers Avenue, Suite 700
  Fort Smith, AR 72903-2079
  PHONE: 479-452-1040
  FAX: 479-452-5542

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

  Partners
  Pocola Properties, A Limited Partnership
  D/B/A GardenWalk of Pocola
  Fort Smith, Arkansas

  We have audited the accompanying balance sheets of Pocola Properties, A Limited Partnership, D/B/A GardenWalk of Pocola as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pocola Properties, A Limited Partnership, D/B/A GardenWalk of Pocola as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Baird, Kurtz, & Dobson, LLP
  Certified Public Accountants

  February 6, 2004

  Baird, Kurtz, & Dobson, LLP
  5000 Rogers Avenue, Suite 700
  Fort Smith, AR 72903-2079
  PHONE: 479-452-1040
  FAX: 479-452-5542

                                 INDEPENDENT AUDITORS' REPORT
                               --------------------------------

  Partners
  Poteau Properties II, A Limited Partnership
  D/B/A GardenWalk on Lacey Lane
  Fort Smith, Arkansas

  We have audited the accompanying balance sheets of Poteau Properties II, A Limited Partnership, D/B/A GardenWalk on Lacey Lane as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poteau Properties II, A Limited Partnership, D/B/A GardenWalk on Lacey Lane as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Baird, Kurtz, & Dobson, LLP
  Certified Public Accountants

  February 6, 2004

  Baird, Kurtz, & Dobson, LLP
  5000 Rogers Avenue, Suite 700
  Fort Smith, AR 72903-2079
  PHONE: 479-452-1040
  FAX: 479-452-5542

                                  INDEPENDENT AUDITORS' REPORT
                               -------------------------------

  Partners
  Nowata Properties, A Limited Partnership
  D/B/A Cross Creek II
  Fort Smith, Arkansas

  We have audited the accompanying balance sheets of Nowata Properties, A Limited Partnership, D/B/A Cross Creek II as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nowata Properties, A Limited Partnership, D/B/A Cross Creek II as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Baird, Kurtz, & Dobson, LLP
  Certified Public Accountants

  February 6, 2004

  Baird, Kurtz, & Dobson, LLP
  5000 Rogers Avenue, Suite 700
  Fort Smith, AR 72903-2079
  PHONE: 479-452-1040
  FAX: 479-452-5542

                                  INDEPENDENT AUDITORS' REPORT
                                -------------------------------

  Partners
  Sallisaw Properties, A Limited Partnership
  D/B/A GardenWalk of Sallisaw
  Fort Smith, Arkansas

  We have audited the accompanying balance sheets of Sallisaw Properties, A Limited Partnership, D/B/A GardenWalk of Sallisaw as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sallisaw Properties, A Limited Partnership, D/B/A GardenWalk of Sallisaw as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Baird, Kurtz, & Dobson, LLP
  Certified Public Accountants

  February 6, 2004

  Baird, Kurtz, & Dobson, LLP
  5000 Rogers Avenue, Suite 700
  Fort Smith, AR 72903-2079
  PHONE: 479-452-1040
  FAX: 479-452-5542

                                INDEPENDENT AUDITORS' REPORT
                               ------------------------------

  Partners
  Roland Properties II, A Limited Partnership
  D/B/A GardenWalk of Roland II
  Fort Smith, Arkansas

  We have audited the accompanying balance sheets of Roland Properties II, A Limited Partnership, D/B/A GardenWalk of Roland II as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roland Properties II, A Limited Partnership, D/B/A GardenWalk of Roland II as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Baird, Kurtz, & Dobson, LLP
  Certified Public Accountants

  February 6, 2004

  Baird, Kurtz, & Dobson, LLP
  5000 Rogers Avenue, Suite 700
  Fort Smith, AR 72903-2079
  PHONE: 479-452-1040
  FAX: 479-452-5542

                                 INDEPENDENT AUDITORS' REPORT
                                 -----------------------------

  Partners
  Stilwell Properties, A Limited Partnership
  D/B/A GardenWalk of Stilwell
  Fort Smith, Arkansas

  We have audited the accompanying balance sheets of Stilwell Properties, A Limited Partnership, D/B/A GardenWalk of Stilwell as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stilwell Properties, A Limited Partnership, D/B/A GardenWalk of Stilwell as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Baird, Kurtz, & Dobson, LLP
  Certified Public Accountants

  February 6, 2004

  Baird, Kurtz, & Dobson, LLP
  5000 Rogers Avenue, Suite 700
  Fort Smith, AR 72903-2079
  PHONE: 479-452-1040
  FAX: 479-452-5542

                                     INDEPENDENT AUDITORS' REPORT
                                     -----------------------------

  Partners
  Stilwell Properties II, A Limited Partnership
  D/B/A GardenWalk of Stilwell II
  Fort Smith, Arkansas

  We have audited the accompanying balance sheets of Stilwell II Properties, A Limited Partnership, D/B/A GardenWalk of Stilwell II as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stilwell II Properties, A Limited Partnership, D/B/A GardenWalk of Stilwell II as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Baird, Kurtz, & Dobson, LLP
  Certified Public Accountant

  February 6, 2004

  Baird, Kurtz, & Dobson, LLP
  5000 Rogers Avenue, Suite 700
  Fort Smith, AR 72903-2079
  PHONE: 479-452-1040
  FAX: 479-452-5542

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

  Partners
  Westville Properties, A Limited Partnership
  D/B/A GardenWalk of Westville
  Fort Smith, Arkansas

  We have audited the accompanying balance sheets of Westville Properties, A Limited Partnership, D/B/A GardenWalk of Westville as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westville Properties, A Limited Partnership, D/B/A GardenWalk as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Baird, Kurtz, & Dobson, LLP
  Certified Public Accountants

  February 6, 2004

  Baird, Kurtz, & Dobson, LLP
  5000 Rogers Avenue, Suite 700
  Fort Smith, AR 72903-2079
  PHONE: 479-452-1040
  FAX: 479-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                  -------------------------------

  Partners
  Mill Creek Properties V, A Limited Partnership
  D/B/A SavannahPark of Grove
  Fort Smith, Arkansas

  We have audited the accompanying balance sheets of Mill Creek Properties V, A Limited Partnership, D/B/A SavannahPark of Grove as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mill Creek Properties V, A Limited Partnership, D/B/A SavannahPark of Grove as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Baird, Kurtz, & Dobson, LLP
  Certified Public Accountants

  February 6, 2004

  Baird, Kurtz, & Dobson, LLP
  5000 Rogers Avenue, Suite 700
  Fort Smith, AR 72903-2079
  PHONE: 479-452-1040
  FAX: 479-452-5542

                                    INDEPENDENT AUDITORS' REPORT
                                   -------------------------------

  Partners
  Parsons Properties, A Limited Partnership
  D/B/A SavannahPark of Parsons
  Fort Smith, Arkansas

  We have audited the accompanying balance sheets of Parsons Properties, A Limited Partnership, D/B/A SavannahPark of Parsons as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parsons Properties, A Limited Partnership, D/B/A SavannahPark of Parsons as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Baird, Kurtz, & Dobson, LLP
  Certified Public Accountants

  February 6, 2004

  Henderson & Godbee, P.C.
  3488 N. Valdosta Road - P.O. Box 2241
  Valdosta, GA 31604-2241
  PHONE: 229-245-6040
  FAX: 229-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                  ------------------------------

  To the Partners
  Inverness Club, Ltd., L.P.
  (A Georgia Limited Partnership)
  Valdosta, Georgia

  We have audited the accompanying balance sheets of Inverness Club, Ltd., L.P. (A Georgia Limited Partnership), FmHA Project No.: 09-009-581808620, as of December 31, 2003 and 2002, and the related statements of operations, partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inverness Club, Ltd., L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2004 on our consideration of Inverness Club, Ltd., L.P.'s internal control structure and a report dated January 15, 2004 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

  /s/ Henderson & Godbee, P.C.
  Certified Public Accountants

  January 15, 2004

  Henderson & Godbee, P.C.
  3488 N. Valdosta Road - P.O. Box 2241
  Valdosta, GA 31604-2241
  PHONE: 229-245-6040
  FAX: 229-245-1669

                                   INDEPENDENT AUDITORS' REPORT
                                  ------------------------------

  To the Partners
  Carrollton Club, Ltd., L.P.
  (A Georgia Limited Partnership)
  Valdosta, Georgia

  We have audited the accompanying balance sheets of Carrollton Club, Ltd., L.P., (A Georgia Limited Partnership), FmHA Project No.: 10-22-58188314, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Club, Ltd., L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2004 on our consideration of Carrollton Club, Ltd., L.P.'s internal control structure and a report dated January 14, 2004 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

  /s/ Henderson & Godbee, P.C.
  Certified Public Accountants

  January 14, 2004

  Grana & Teibel, CPAs, P.C.
  300 Corporate Pkwy., Suite 116 N.
  Amherst, NY 14226-1258
  PHONE: 716-862-4270
  FAX: 716-862-0007

                                INDEPENDENT AUDITORS' REPORT
                               ------------------------------

  To The Partners of
  Lewiston Limited Partnership
  Case No. 37-032-161349932
  and
  RD Rural Housing Director
  29 Liberty Street, Suite 2
  Batavia, New York 14020-3294

  We have audited the accompanying balance sheets of Lewiston Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewiston Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2004, on our consideration of Lewiston Limited Partnerships internal control structure and a report dated January 26, 2004, on its compliance with laws and regulations.

  /s/ Grana & Teibel, CPAs, P.C.
  Certified Public Accountants

  January 26, 2004

  Miller & Rose, P.A.
  1309 E. Race Avenue
  Searcy, AR 72143
  PHONE: 501-268-8356
  FAX: 501-268-9362

                                   INDEPENDENT AUDITORS' REPORT
                                  --------------------------------

  Partners
  Lancaster House, An Arkansas Limited Partnership
  D/B/A Pebble Creek Apartments
  351 East 4th Street
  Mountain Home, AR 72653

  We have audited the accompanying financial statements of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 2003 and 2002, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated February 12, 2004 on our consideration of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Miller & Rose, P.A.
  Certified Public Accountants

  February 12, 2004

  Leavitt, Christensen & Co., PLLC
  13965 W. Chinden Blvd., Suite 200 C
  Boise, ID 83713
  PHONE: 208-287-5353
  FAX: 208-287-5358

                                    INDEPENDENT AUDITORS' REPORT
                                   ------------------------------

  Managing General Partner
  Haines Associates Limited Partnership
  Boise, Idaho

  We have audited the accompanying balance sheets of Haines Associates Limited Partnership, as of December 31, 2003 and 2002, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haines Associates Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated January 20, 2004 on our consideration of Haines Associates Limited Partnership's internal control and on its compliance with laws and regulations. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

  /s/ Leavitt, Christensen & Co., PLLC
  Certified Public Accountants
  January 20, 2004

  Bernard Robinson & Company, LLP
  109 Muirs Chapel Rd. - P.O. Box 19608
  Greensboro, NC 27419
  PHONE: 336-294-4494
  FAX: 336-547-0840

                                  INDEPENDENT AUDITORS' REPORT
                                -------------------------------

  To the Partners
  Woodcrest Associates of South Boston, VA, Ltd.
  Charlotte, North Carolina

  We have audited the accompanying balance sheets of Woodcrest Associates of South Boston, VA, Ltd. (a Virginia limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcrest Associates of South Boston, VA, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

  In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

  /s/ Bernard Robinson & Company, LLP
  Certified Public Accountants

  January 31, 2004

  Thomas C. Cunningham, CPA PC
  23 Moore Street
  Bristol, VA 24201
  PHONE: 276-669-5531
  FAX: 276-669-5576

                               INDEPENDENT AUDITORS' REPORT
                             -------------------------------

  To the Partners
  Norton Green Limited Partnership

  I have audited the accompanying balance sheets of Norton Green Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

  I conducted my audits in accordance with auditing standards generally accepted in the United States and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norton Green Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

  In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2004 on my consideration of Norton Green Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

  /s/ Thomas C. Cunningham, CPA PC
  Certified Public Accountant

  February 15, 2004

  Thomas C. Cunningham, CPA PC
  23 Moore Street
  Bristol, VA 24201
  PHONE: 276-669-5531
  FAX: 276-669-5576

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

  To the Partners
  Jonesville Manor Limited Partnership

  I have audited the accompanying balance sheets of Jonesville Manor Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

  I conducted my audits in accordance with auditing standards generally accepted in the United States and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jonesville Manor Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

  In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2004 on my consideration of Jonesville Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

  /s/ Thomas C. Cunningham, CPA PC
  Certified Public Accountant

  February 15, 2004

  Thomas C. Cunningham, CPA PC
  23 Moore Street
  Bristol, VA 24201
  PHONE: 276-669-5531
  FAX: 276-669-5576

                                 INDEPENDENT AUDITORS' REPORT
                                 ----------------------------

  To the Partners
  Blacksburg Terrace Limited Partnership

  I have audited the accompanying balance sheets of Blacksburg Terrace Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

  I conducted my audits in accordance with auditing standards generally accepted in the United States and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blacksburg Terrace Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

  In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2004 on my consideration of Blacksburg Terrace Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

  /s/ Thomas C. Cunningham, CPA PC
  Certified Public Accountants

  February 15, 2004

  Thomas C. Cunningham, CPA PC
  23 Moore Street
  Bristol, VA 24201
  PHONE: 276-669-5531
  FAX: 276-669-5576

                                  INDEPENDENT AUDITORS' REPORT
                                 -------------------------------

  To the Partners
  Newport Village Limited Partnership

  I have audited the accompanying balance sheets of Newport Village Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

  I conducted my audits in accordance with auditing standards generally accepted in the United States and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Village Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

  In accordance with Government Auditing Standards, I have also issued my report dated February 15, 2004 on my consideration of Newport Village Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

  /s/ Thomas C. Cunningham, CPA PC
  Certified Public Accountants

  February 15, 2004

  Lou Ann Montey and Associates, P.C.
  8400 N. Mopac Expressway, Suite 304
  Austin, TX 78759
  PHONE: 512-338-0044
  FAX: 512-338-5395

                                    INDEPENDENT AUDITORS' REPORT
                                    -----------------------------

  To The Partners
  Zapata Housing, Ltd.-(A Texas Limited Partnership)
  Burnet, Texas

  We have audited the accompanying balance sheets of Zapata Housing, Ltd.-(A Texas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. And the standards applicable fo financial audits contained in Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zapata Housing, Ltd.- (A Texas Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2004, on our consideration of the internal control structure of Zapata Housing, Ltd.- (A Texas Limited Partnership) and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Lou Ann Montey and Associates, P.C.
  Certified Public Accountants

  Austin, Texas
  January 28, 2004

  Lou Ann Montey and Associates, P.C.
  8400 N. Mopac Expressway, Suite 304
  Austin, TX 78759
  PHONE: 512-338-0044
  FAX: 512-338-5395

                                  INDEPENDENT AUDITORS' REPORT
                                 ------------------------------

  To The Partners
  Sinton Retirement, Ltd.-(A Texas Limited Partnership)
  Burnet, Texas

  We have audited the accompanying balance sheets of Sinton Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America and standards applicable to financial audits contained in Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sinton Retirement, Ltd.- (A Texas Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated February 5, 2004, on our consideration of the internal control structure of Sinton Retirement, Ltd.- (A Texas Limited Partnership) and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Lou Ann Montey and Associates, P.C.
  Certified Public Accountants

  Austin, Texas
  February 5, 2004

  Gubler & Company, P.C.
  1234 W. South Jordan Parkway, #C
  South Jordan, UT 84095
  PHONE: 801-566-5866
  FAX: 801-565-0509

                                  INDEPENDENT AUDITORS' REPORT
                                  -----------------------------

  TO THE PARTNERS
  SMITHFIELD GREENBRIAR LIMITED PARTNERSHIP

  We have audited the accompanying balance sheets of Smithfield Greenbriar Limited Partnership, as of December 31, 2003 and 2002 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Smithfield Greenbriar Limited Partnership, as of December 31, 2003 and 2002 and the results of its operations, changes in partners' capital, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued reports dated January 30, 2004 on our consideration of Smithfield Greenbriar Limited Partnership's internal control, and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 13 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Smithfield Greenbriar Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  /s/ Gubler & Company, P.C.
  Certified Public Accountants
  South Jordan, Utah
  January 30, 2004

  Simmons and Clubb
  410 S. Orchard, Suite 156
  Boise, ID 83705
  PHONE: 208-336-6800
  FAX: 208-343-2381

                                  INDEPENDENT AUDITORS' REPORT
                                --------------------------------

  To the Partners
  Mountain Crest Limited Partnership
  Boise, Idaho

  We have audited the accompanying balance sheets of Mountain Crest Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the USDA, Rural Housing Service Audit Program issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Crest Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2004, on our consideration of Mountain Crest Limited Partnership's internal controls and compliance with laws and regulations. This report is an integral part of an audit performed in accordance with the Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

  /s/ Roger Clubb
  Simmons and Clubb
  Certified Public Accountants
  Boise, Idaho
  February 9, 2004

  Cummins & Coffman, CPA's, P.A.
  3706 S. Topeka Blvd., Suite 302
  Topeka, KS 66609-1246
  PHONE: 785-267-2030
  FAX: 785-267-2254

                                  INDEPENDENT AUDITORS' REPORT
                                -------------------------------

  To the Partners
  Eudora Senior Housing, L.P.
  D/B/A Pinecrest Apartments II

  We have audited the accompanying balance sheet of Eudora Senior Housing, L.P. D/B/A Pinecrest Apartments II as of December 31, 2003, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these statements based on our audit. The financial statements of Eudora Senior Housing, L.P. D/B/A Pinecrest Apartments II, as of December 31, 2002, were audited by other auditors whose report dated January 31, 2003, expressed an unqualified opinion on those statements.

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

  In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Eudora Senior Housing, L.P. D/B/A Pinecrest Apartments II as of December 31, 2003, and the results of its operations, and cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated February 12, 2004, on our consideration of Eudora Senior Housing, L.P. D/B/A Pinecrest Apartments II internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  Cummins & Coffman, CPA's, P.A.
  Certified Public Accountants

  Topeka, Kansas
  February 12, 2004

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

  Knudtson & Company CPAs, PA
  Certified Public Accountants

  Topeka, Kansas
  January 31, 2003

  Baird, Kurtz & Dobson, LLP
  5000 Rogers Avenue, Suite 700
  Fort Smith, AR 72903-2079
  PHONE: 479-452-1040
  FAX: 479-452-5542

                                 INDEPENDENT AUDITORS' REPORT
                                 -----------------------------

  Partners
  Springhill Housing, A Limited Partnership
  D/B/A Springhill Housing II
  Fort Smith, Arkansas

  We have audited the accompanying balance sheets of Springhill Housing, A Limited Partnership, D/B/A Springhill Housing II as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springhill Housing, A Limited Partnership, D/B/A Springhill Housing II as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Baird, Kurtz & Dobson, LLP
  Certified Public Accountants

  February 6, 2004

  Eide Bailly LLP
  200 East 10th St., Suite 500 - P.O. Box 5126
  Sioux Falls, SD 57117-5126
  PHONE: 605-339-1999
  FAX: 605-339-1306

                                  INDEPENDENT AUDITORS' REPORT
                                 -------------------------------

  The Partners
  Sunchase II, Ltd.
  Watertown, South Dakota

  We have audited the accompanying balance sheets of Sunchase II, Ltd. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunchase II, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2004 on our consideration of Sunchase II, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
  February 11, 2004

  Eide Bailly LLP
  200 East 10th St., Suite 500 - P.O. Box 5126
  Sioux Falls, SD 57117-5126
  PHONE: 605-339-1999
  FAX: 605-339-1306

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

  The Partners
  Courtyard, Ltd.
  Huron, South Dakota

  We have audited the accompanying balance sheets of Courtyard, Ltd. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 13, 2004, on our consideration of Courtyard, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
  February 13, 2004

  Eide Bailly LLP
  200 East 10th St., Suite 500 - P.O. Box 5126
  Sioux Falls, SD 57117-5126
  PHONE: 605-339-1999
  FAX: 605-339-1306

                                   INDEPENDENT AUDITORS' REPORT
                                   ---------------------------

  The Partners
  Sunrise, Ltd.
  Yankton, South Dakota

  We have audited the accompanying balance sheets of Sunrise Ltd. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated January 22, 2004 on our consideration of Sunrise, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

  /s/ Eide Bailly LLP
  Certified Public Accountants
  Sioux Falls, South Dakota
  January 22, 2004

  Johnson, Hickey & Murchison, P.C.
  651 East Fourth Street, Suite 200
  Chattanooga, TN 37403-1924
  PHONE: 423-756-0052
  FAX: 423-267-5945

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

  To the General Partners of
  Southwood, L.P.:

  We have audited the accompanying balance sheets of Southwood, L.P. as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood, L.P. as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated January 16, 2004, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Johnson, Hickey & Murchison, P.C.
  Certified Public Accountants

  January 16, 2004

  Bob T. Robinson
  2084 Dunbarton Drive
  Jackson, MS 39216
  PHONE: 601-982-3875
  FAX: 601-982-3876

                                    INDEPENDENT AUDITORS' REPORT
                                   -------------------------------

  To the Partners
  Hazlehurst Manor, L.P.

  I have audited the accompanying balance sheet of Hazlehurst Manor L.P. (RD Case Number 28-015-640803081), as of December 31, 2003 and 2002 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hazlehurst Manor, L.P. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, I have also issued my report dated February 27, 2004 on my consideration of Hazlehurst Manor, L.P.'s internal control and on my tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

  My audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information, including separate reports on compliance with laws and regulations and on internal controls, is presented for the purposes of additional analysis and is not a required part of the financial statements of Hazlehurst Manor, L.P. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in my opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

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

  /s/ Bob T. Robinson
  Certified Public Accountant

  February 27, 2004

  Donald W. Causey & Associates, P.C.
  516 Walnut Street - P.O. Box 775
  Gadsden, AL 35902
  PHONE: 256-543-3707
  FAX: 256-543-9800

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

  To the Partners
  Lakeshore Apartments Ltd.
  Tuskegee, Alabama

  We have audited the accompanying balance sheets of Lakeshore Apartments, Ltd. a limited partnership, RHS Project No.: 01-044-631014228 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore Apartments, Ltd., RHS Project No.: 01-044-631014228 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  In accordance with Government Auditing Standards, we have also issued a report dated February 18, 2004 on our consideration of Lakeshore Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Donald W. Causey & Associates, P.C.
  Certified Public Accountants
  Gadsden, Alabama
  February 18, 2004

  Donald W. Causey & Associates, P.C.
  16 Walnut Street - P.O. Box 775
  Gadsden, AL 35902
  PHONE: 256-543-3707
  FAX: 256-543-9800

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

  To the Partners
  Countrywood Apartments Ltd.
  Centerville, Alabama

  We have audited the accompanying balance sheets of Countrywood Apartments, Ltd. a limited partnership, RHS Project No.: 01-004-630943678 December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countrywood Apartments, Ltd. RHS Project No.: 01-004-630943678 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  In accordance with Government Auditing Standards, we have also issued a report dated February 23, 2004 on our consideration of Countrywood Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Donald W. Causey & Associates, P.C.
  Certified Public Accountant

  Gadsden, Alabama
  February 23, 2004

  Donald W. Causey & Associates, P.C.
  516 Walnut Street - P.O. Box 775
  Gadsden, AL 35902
  PHONE: 256-543-3707
  FAX: 256-543-9800

                                  INDEPENDENT AUDITORS' REPORT
                               --------------------------------

  To the Partners
  Wildwood Apartments Ltd.
  Pineville, Louisiana

  We have audited the accompanying balance sheets of Wildwood Apartments, Ltd., a limited partnership, RHS Project No.: 22-040-630954515 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Apartments, Ltd., RHS Project No.: 22-040-630954515 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2004 on our consideration of Wildwood Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Donald W. Causey & Associates, P.C.
  Certified Public Accountants
  Gadsden, Alabama
  February 27, 200

  Donald W. Causey & Associates, P.C.
  516 Walnut Street - P.O. Box 775
  Gadsden, AL 35902
  PHONE: 256-543-3707
  FAX: 256-543-9800

                                  INDEPENDENT AUDITORS' REPORT
                                  -----------------------------

  To the Partners
  Meadowcrest Apartments Ltd.
  Luverne, Alabama

  We have audited the accompanying balance sheets of Meadowcrest Apartments, Ltd. a limited partnership, RHS Project No.: 01-021-631047203 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowcrest Apartments, Ltd. RHS Project No.: 01-021-631047203 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2004 on our consideration of Meadowcrest Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Donald W. Causey & Associates, P.C.
  Certified Public Accountants
  Gadsden, Alabama
  February 19, 2004

  Turk & Giles, CPAs, P.C.
  2026 Connecticut - P.O. Box 3766
  Joplin, MO 64803
  PHONE: 417-623-8666
  FAX: 417-623-4075

                                  INDEPENDENT AUDITORS' REPORT
                                -------------------------------

  To the Partners
  Seneca Apartments, L.P
  Joplin, Missouri 64804

  We have audited the accompanying balance sheets of Seneca Apartments, L.P. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seneca Apartments, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2004 on our consideration of Seneca Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

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

  /s/ Turk & Giles, CPAs, P.C.
  Certified Public Accountants

  February 19, 2004

  Turk & Giles, CPAs, P.C.
  2026 Connecticut - P.O. Box 3766
  Joplin, MO 64803
  PHONE: 417-623-8666
  FAX: 417-623-4075

                                 INDEPENDENT AUDITORS' REPORT
                             ----------------------------------

  To the Partners
  Carthage Seniors, L.P.
  Joplin, Missouri 64804

  We have audited the accompanying balance sheets of Carthage Seniors, L.P. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Seniors, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2004 on our consideration of Carthage Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations and contracts. These reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

  /s/ Turk & Giles, CPAs, P.C.
  Certified Public Accountants

  February 19, 2004

  Turk & Giles, CPAs, P.C.
  2026 Connecticut - P.O. Box 3766
  Joplin, MO 64803
  PHONE: 417-623-8666
  FAX: 417-623-4075

                                  INDEPENDENT AUDITORS' REPORT
                                --------------------------------

  To the Partners
  Southwest City Apartments, L.P.
  Joplin, Missouri 64804

  We have audited the accompanying balance sheets of Southwest City Apartments, L.P. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest City Apartments, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2004 on our consideration of Southwest City Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

  /s/ Turk & Giles, CPAs, P.C.
  Certified Public Accountants

  February 19, 2004

  Turk & Giles, CPAs, P.C.
  2026 Connecticut - P.O. Box 3766
  Joplin, MO 64803
  PHONE: 417-623-8666
  FAX: 417-623-4075

                                   INDEPENDENT AUDITORS' REPORT
                                   -----------------------------

  To the Partners
  Pineville Apartments, L.P.
  Joplin, Missouri 64804

  We have audited the accompanying balance sheets of Pineville Apartments, L.P. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pineville Apartments, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2004 on our consideration of Pineville Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

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

  /s/ Turk & Giles, CPAs, P.C.
  Certified Public Accountants

  February 19, 2004

  Turk & Giles, CPAs, P.C.
  2026 Connecticut - P.O. Box 3766
  Joplin, MO 64803
  PHONE: 417-623-8666
  FAX: 417-623-4075

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

  To the Partners
  Monett Seniors, L.P
  Joplin, Missouri 64804

  We have audited the accompanying balance sheets of Monett Seniors, L.P. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monett Seniors, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2004 on our consideration of Monett Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audits.

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

  /s/ Turk & Giles, CPAs, P.C.
  Certified Public Accountants

  February 19, 2004

  Turk & Giles, CPAs, P.C.
  2026 Connecticut - P.O. Box 3766
  Joplin, MO 64803
  PHONE: 417-623-8666
  FAX: 417-623-4075

                                  INDEPENDENT AUDITORS' REPORT
                                -------------------------------

  To the Partners
  Columbus Seniors, L.P.
  Joplin, Missouri 64804

  We have audited the accompanying balance sheets of Columbus Seniors, L.P. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Seniors, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2004 on our consideration of Columbus Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

  /s/ Turk & Giles, CPAs, P.C.
  Certified Public Accountants

  February 19, 2004

  Turk & Giles, CPAs, P.C.
  2026 Connecticut - P.O. Box 3766
  Joplin, MO 64803
  PHONE: 417-623-8666
  FAX: 417-623-4075

                                   INDEPENDENT AUDITORS' REPORT
                                  -------------------------------

  To the Partners
  Arma Seniors, L.P.
  Joplin, Missouri 64804

  We have audited the accompanying balance sheets of Arma Seniors, L.P. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arma Seniors, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 19, 2004 on our consideration of Arma Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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

  /s/ Turk & Giles, CPAs, P.C.
  Certified Public Accountants

  February 19, 2004

  Doubet and Gordon CPA's, LLP
  603 West Cherokee Street
  Wagoner, OK 74467
  PHONE: 918-485-8085
  FAX: 918-485-3092

                               INDEPENDENT AUDITORS' REPORT
                            ---------------------------------

  To the Partners
  of Yorkshire Retirement Village:

  We have audited the accompanying balance sheet of Yorkshire Retirement Village (an Oklahoma Limited Partnership) as of December 31, 2003 and 2002 and the related statement of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yorkshire Retirement Village as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

  In accordance with Government Auditing Standards, we have also issued a report dated March 27, 2004 on our consideration of Yorkshire Retirement Village's compliance and on internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

  /s/ Doubet and Gordon CPA's, LLP
  Wagoner, OK 74467

  March 27, 2004

  Chester M. Kearney, CPA
  12 Dyer Street
  Presque Isle, ME 04769-1550
  PHONE: 207-764-3171
  FAX: 207-764-6362

                              INDEPENDENT AUDITORS' REPORT
                            --------------------------------

  Rural Development Group
  d/b/a Ashland Estates
  Caribou, Maine

  To the Partners

  We have audited the accompanying balance sheets of Rural Development Group, d/b/a Ashland Estates, (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Rural Development Group, d/b/a Ashland Estates as of December 31, 2003 and 2002, and the results of its operations, partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated January 30, 2004 on our consideration of Rural Development Group, d/b/a Ashland Estates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

  /s/ Chester M. Kearney
  Certified Public Accountants

  Presque Isle, Maine
  January 30, 2004

  Richard A. Strauss
  1310 Lady Street
  9th Floor, Keenan Building
  Columbia, SC 29201
  PHONE: 803-779-7472
  FAX: 803-252-6171

                                 INDEPENDENT AUDITORS' REPORT
                                -------------------------------

  To the Partners
  Scarlett Oaks Limited Partnership
  Lexington, South Carolina

  I have audited the accompanying balance sheets of Scarlett Oaks Limited Partnership as of December 31, 2003, and 2002, and the related statements of income, expense and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Scarlett Oaks Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scarlett Oaks Limited Partnership as of December 31, 2003, and 2002, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, I have also issued a report dated February 23, 2004, on my consideration of Scarlett Oaks Limited Partnership's internal control and a report dated February 23, 2004 on its compliance with laws and regulations.

  This report is intended for the information of management and the Department of Agriculture, Rural Development. However, this report is a matter of public record and its distribution is not limited.

  /s/ Richard A. Strauss, P.A.
  Certified Public Accountant

  February 23, 2004

  David G. Pelliccione, C.P.A., P.C.
  329 Commercial Drive, Suite 120
  Savannah, GA 31406
  PHONE: 912-354-2334
  FAX: 912-354-2443

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

  To The Partners
  Brooks Hill Apartments, L.P.

  We have audited the accompanying balance sheet of BROOKS HILL APARTMENTS, L.P., as of December 31, 2003 and 2002 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS HILL APARTMENTS, L.P., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

  In accordance with Government Auditing Standards, we have also issued our report dated February 26, 2004, on our consideration of BROOKS HILL APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

  /s/ David G. Pelliccione, C.P.A., P.C.
  Certified Public Accountants
  Savannah, Georgia
  February 26, 2004

  K.B. Parrish & Co. LLP
  6840 Eagle Highlands Way
  Indianapolis, IN 46254-2693
  PHONE: 317-347-5200
  FAX: 317-347-5211

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

  To the Partners of
  Village Apartments of Seymour II, L.P.
  (A Limited Partnership)

  We have audited the balance sheets of Village Apartments of Seymour II, L.P. (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partnership capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Apartments of Seymour II, L.P. at December 31, 2003 and 2002, and the results of its operations, changes in partnership capital (deficit), and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated January 9, 2004, on our consideration of the partnership's internal control over financial reporting and our tests of its compliance with laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  Respectfully submitted,
  /s/ K.B. Parrish & Company LLP
  Certified Public Accountants

  Indianapolis, Indiana
  January 9, 2004

  Scheiner, Mister & Grandizio, P.A.
  1122 Kenilworth Drive, Suite 413
  Towson, MD 21204
  PHONE: 410-494-0885
  FAX: 410-321-9024

                                  INDEPENDENT AUDITORS' REPORT
                                  -----------------------------

  To the Partners
  Frazer Elderly Limited Partnership
  Reisterstown, Maryland

  We have audited the accompanying balance sheets of Frazer Elderly Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frazer Elderly Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued reports dated January 16, 2004 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering results of our audit.

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
  January 16, 2004

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
                               --------------------------------

  To the Partners of                                        Rural Housing Service
  Bryan Senior Village Limited Partnership                  Servicing Office
  DBA Plaza Senior Village Apartments                       Findlay, Ohio
  Mansfield, Ohio

  We have audited the accompanying balance sheets of Bryan Senior Village Limited Partnership (a limited partnership), DBA Plaza Senior Village Apartments, Case No. 41-086-341561720, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bryan Senior Village Limited Partnership, DBA Plaza Senior Village Apartments, Case No. 41-086-341561720, at December 31, 2003 and 2002, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program,", issued in December 1989, we have also issued a report dated January 30, 2004, on our consideration of Bryan Senior Village Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Fentress, Brown, CPAs & Associates, LLC
  Certified Public Accountants

  Columbus, Ohio
  January 30, 2004

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
                                ------------------------------

  To the Partners of                                         Rural Housing Service
  Brubaker Square Limited Partnership                        Servicing Office
  DBA Brubaker Square Apartments                             Hillsboro, Ohio
  Mansfield, Ohio

  We have audited the accompanying balance sheets of Brubaker Square Limited Partnership (a limited partnership), DBA Brubaker Square Apartments, Case No. 41-012-341561718, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brubaker Square Limited Partnership, DBA Brubaker Square Apartments, Case No. 41-012-341561718, at December 31, 2003 and 2002, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program,", issued in December 1989, we have also issued a report dated January 30, 2004, on our consideration of Brubaker Square Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Fentress, Brown, CPAs & Associates, LLC
  Certified Public Accountants

  Columbus, Ohio
  January 30, 2004

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
                              -------------------------------

  To the Partners of                                      Rural Housing Service
  Villa Allegra Limited Partnership                       Servicing Office
  DBA Villa Allegra Apartments                            Findlay, Ohio
  Mansfield, Ohio

  We have audited the accompanying balance sheets of Villa Allegra Limited Partnership (a limited partnership), DBA Villa Allegra Apartments, Case No. 41-054-341561716, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa Allegra Limited Partnership, DBA Villa Allegra Apartments, Case No. 41-054-341561716, at December 31, 2003 and 2002, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 30, 2004, on our consideration of Villa Allegra Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Fentress, Brown, CPAs & Associates, LLC
  Certified Public Accountants

  Columbus, Ohio
  January 30, 2004

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
                             --------------------------------

  To the Partners of                                       Rural Housing Service
  Logan Place Limited Partnership                          Servicing Office
  DBA Logan Place Apartments                               Marietta, Ohio
  Mansfield, Ohio

  We have audited the accompanying balance sheets of Logan Place Limited Partnership (a limited partnership), DBA Logan Place Apartments, Case No. 41-037-341643639, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Place Limited Partnership, DBA Logan Place Apartments, Case No. 41-037-341643639, at December 31, 2003 and 2002, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 30, 2004, on our consideration of Logan Place Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  Fentress, Brown, CPA's & Associates, LLC
  Certified Public Accountants

  Columbus, Ohio
  January 30, 2004

  Duggan, Joiner & Company
  334 N.W. Third Avenue
  Ocala, FL 34475
  PHONE: 352-732-0171
  FAX: 352-867-1370

                                  INDEPENDENT AUDITORS' REPORT
                                  ------------------------------

  To the Partners
  Flagler Beach Villas RRH, Ltd.

  We have audited the accompanying basic financial statements of Flagler Beach Villas RRH, Ltd., as of and for the years ended December 31, 2003 and 2002, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Flagler Beach Villas RRH, Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated January 30, 2004 on our consideration of Flagler Beach Villas RRH, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

  /s/ Duggan, Joiner & Company
  Certified Public Accountants

  January 30, 2004

  Brenda P. McElwee, P.C.
  P.O. Box 2260
  Rockport, TX 78381
  PHONE: 361-729-9150
  FAX: 361-729-9216

                                 INDEPENDENT AUDITORS' REPORT
                              ---------------------------------

  To the Partners
  Elkhart Apartments Limited

  We have audited the accompanying balance sheet of Elkhart Apartments, Ltd. (a Texas Limited Partnership) Project No: 49-001-752291250-01-7 as of December 31, 2003, and the related statements of partners' equity (deficit), operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Financial statements of Elkhart Apartments, Ltd. as of December 31, 2002 were audited by other auditors whose report dated April 18, 2003 expressed an unqualified opinion on those statements.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elkhart Apartments, Ltd. as of December 31, 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11-12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  In accordance with Government Auditing Standards, we have also issued a report dated April 6, 2004 on our consideration of Elkhart Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and contracts. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Brenda P. McElwee, P.C.
  Certified Public Accountant

  April 6, 2004

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

  /s/ Smith, Lambright & Associates, P.C.
  Certified Public Accountants

  April 18, 2003

  Brenda P. McElwee, P.C.
  P.O. Box 2260
  Rockport, TX 78381
  PHONE: 361-729-9150
  FAX: 361-729-9216

                                   INDEPENDENT AUDITORS' REPORT
                                  -------------------------------

  To the Partners
  South Timber Ridge Apartments, Ltd.

  We have audited the accompanying balance sheet of South Timber Ridge Apartments, Ltd. (a Texas Limited Partnership) Project No: 50-007-752224177-01-0 as of December 31, 2003, and the related statements of partners' equity (deficit), operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Financial statement of South Timber Ridge Apartments, Ltd. as of December 31, 2002 were audited by other auditors whose report dated May 23, 2003 expressed an unqualified opinion on those statements.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Timber Ridge Apartments, Ltd. as of December 31, 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11-12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

  In accordance with Government Auditing Standards, we have also issued a report dated March 29, 2004 on our consideration of South Timber Ridge Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and contracts. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Brenda P. McElwee, P.C.
  Certified Public Accountant

  March 29, 2004

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

  /s/ Smith, Lambright & Associates, P.C.
  Certified Public Accountant

  May 23, 2003

  Brenda P. McElwee, P.C.
  P.O. Box 2260
  Rockport, TX 78381
  PHONE: 361-729-9150
  FAX: 361-729-9216

                                INDEPENDENT AUDITORS' REPORT
                                ----------------------------

  To the Partners
  Heritage Drive South, Ltd.

  We have audited the accompanying balance sheet of Heritage Drive South, Ltd. (a Texas Limited Partnership) Project No: 49-037-752220298-01-4 as of December 31, 2003, and the related statements of partners' equity (deficit), operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Financial statements of Heritage Drive South, Ltd. as of December 31, 2002 were audited by other auditors whose report dated May 15, 2003 expressed an unqualified opinion on those statements.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Drive South, Ltd. as of December 31, 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11-12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

  In accordance with Government Auditing Standards, we have also issued a report dated April 9, 2004 on our consideration of Heritage Drive South, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and contracts. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  /s/ Brenda P. McElwee, P.C.
  Certified Public Accountants

  April 9, 2004

  Smith, Lambright & Associates, P.C.
  505 E. Tyler -P.O. Box 912
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

  /s/ Smith, Lambright & Associates. P.C.
  Certified Public Accountants

  May 15, 20

  Miller, Mayer, Sullivan & Stevens LLP
  2365 Harrodsburg Rd.
  Lexington, KY 40504-3399
  PHONE: 859-223-3095
  FAX: 859-223-2143

                               INDEPENDENT AUDITORS' REPORT
                             --------------------------------

  To the Partners                                        Rural Development
  Goodwater Falls, Ltd.                                  London, Kentucky

  We have audited the accompanying balance sheets of Goodwater Falls, Ltd., (a limited partnership) Case No. 20-067-621424606, as of December 31, 2003 and 2002 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodwater Falls, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued our report dated February 4, 2004 on our consideration of Goodwater Falls, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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
  February 4, 2004

  Lou Ann Montey and Associates, P.C.
  8400 N. Mopac Expressway, Suite 304
  Austin, TX 78759
  PHONE: 512-338-0044
  FAX: 512-338-5395

                                   INDEPENDENT AUDITORS' REPORT
                                  --------------------------------

  To The Partners
  Frankston Retirement, Ltd.-(A Texas Limited Partnership)
  Burnet, Texas

  We have audited the accompanying balance sheets of Frankston Retirement Ltd.-(A Texas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of income (loss), partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Frankston Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2004, on our consideration of the internal control structure of Frankston Retirement, Ltd.-(A Texas Limited Partnership) and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  Lou Ann Montey and Associates, P.C.
  Certified Public Accountants

  Austin, Texas
  January 26, 2004

  Lou Ann Montey and Associates, P.C.
  8400 N. Mopac Expressway, Suite 304
  Austin, TX 78759
  PHONE: 512-338-0044
  FAX: 512-338-5395

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

  To The Partners
  Wallis Housing, Ltd.-(A Texas Limited Partnership)
  Burnet, Texas

  We have audited the accompanying balance sheets of Wallis Housing, Ltd.-(A Texas Limited Partnership) as of December 31, 2003 and 2002, and the related statements of income (loss), partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Wallis Housing, Ltd.-(A Texas Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated February 4, 2004, on our consideration of the internal control structure of Wallis Housing, Ltd.-(A Texas Limited Partnership) and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  Lou Ann Montey and Associates, P.C.
  Certified Public Accountants

  Austin, Texas
  February 4, 2004

  Lou Ann Montey and Associates, P.C.
  8400 N. Mopac Expressway, Suite 304
  Austin, TX 78759
  PHONE: 512-338-0044
  FAX: 512-338-5395

                              INDEPENDENT AUDITORS' REPORT
                              ------------------------------

  To The Partners
  Menard Retirement, Ltd.-(A Texas Limited Partnership)
  Burnet, Texas

  We have audited the accompanying balance sheets of Menard Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2003 and 2002 and the related statements of income (loss), partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards as issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Menard Retirement, Ltd.-(A Texas Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

  In accordance with Government Auditing Standards, we have also issued a report dated February 5, 2004, on our consideration of the internal control structure of Menard Retirement, Ltd.-(A Texas Limited Partnership) and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

  Lou Ann Montey and Associates, P.C.
  Certified Public Accountants

  Austin, Texas
  February 5, 2004

  Item 9.   Changes in and disagreements with Accountants on Accounting and Financial Disclosures

            None.

  Item 9a. Controls and Procedures

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

  Item 12. Security Ownership of Certain Beneficial Owners and Management

    Neither of the General Partners nor their directors and officers own any units of the outstanding securities of Gateway as of March 31, 2004.

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

    For the years ended March 31, 2004, 2003 and 2002 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

    Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

	2004 ----	2003 ----	2002 ----
Series 2	$ 67,822	$ 68,021	$ 68,197
Series 3	63,022	62,667	62,892
Series 4	77,448	77,271	77,474
Series 5	95,180	95,480	95,755
Series 6	104,953 -----------	105,376 -----------	105,753 -----------
Total	$ 408,425 ===========	$ 408,815 ===========	$ 410,071 ===========

    General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
	2004 ----	2003 ----	2002 ----
Series 2	$ 32,065	$ 18,483	$ 11,737
Series 3	33,523	19,323	12,271
Series 4	42,266	24,365	15,471
Series 5	52,470	30,245	19,205
Series 6	55,384 ---------	31,926 ---------	20,272 ---------
Total	$ 215,708	$ 124,342	$ 78,956
	=========	=========	=========

  Item 14. Principal Accounting Fees & Services

    The aggregate fees billed by the Partnership's principal accounting firm, Spence, Marston, Bunch, Morris and Co., for professional services rendered for the audit of the annual financial statements and review of financial statements included in the Partnerships quarterly reports on Form 10-Q for the years ended March 31, 2004 and 2003 were $24,925 and $24,500, respectively.

    Tax - During fiscal 2004 and 2003, Spence, Marston, Bunch, Morris & Co. was engaged to prepare the Partnership's federal tax return, for which they billed $6,500 for each year.

    Other Fees - The Company's Audit Committee Charter requires that the Committee approve the engagement of the principal auditing firm prior to the rendering of any audit or non-audit services. During fiscal 2004, 100% of the audit related and other fees and 100% of the tax fees were pre-approved by the Audit Committee.

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
  5.10        Opinion regarding legality of Honigman Miller Schwartz and Cohn
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
  24.9        The consent of Grana & Teibel, PC with respect to Lewiston LP.
  24.10       The consent of Beall & Company with respect to Nowata Properties.
  24.11       The consent of Beall & Company with respect to Sallisaw Properties.
  24.12       The consent of Beall & Company with respect to Poteau Properties II.
  24.13       The consent of Beall & Company with respect to Charleston Properties.
  24.14       The consent of Beall & Company with respect to Roland Properties II.
  24.15       The consent of Beall & Company with respect to Stilwell Properties.
  24.16       The consent of Donald W. Causey, CPA, PC.
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
  AS OF DECEMBER 31, 2003

  SERIES 2
Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

  Claxton Elderly

  Deerfield II

  Hartwell Family

  Cherrytree Apts.

  Springwood Apts.

  Lakeshore Apts.

  Lewiston

  Charleston

  Sallisaw II

  Pocola

  Inverness Club

  Pearson Elderly

  Richland Elderly

  Lake Park

  Woodland Terrace

  Mt. Vernon Elderly

  Lakeland Elderly

  Prairie Apartments

  Sylacauga Heritage

  Manchester Housing

  Durango C.W.W.

  Columbus Sr.

  Claxton, GA

  Douglas, GA

  Hartwell, GA

  Albion, PA

  Westfield, NY

  Tuskegee, AL

  Lewiston, NY

  Charleston, AR

  Sallisaw, OK

  Pocola, OK

  Inverness, FL

  Pearson, GA

  Richland, GA

  Lake Park, GA

  Waynesboro, GA

  Mt. Vernon, GA

  Lakeland, GA

  Eagle Butte, SD

  Sylacauga, AL

  Manchester, GA

  Durango, CO

  Columbus, KS

		24 24 24 33 32 34 25 32 47 36 72 25 33 48 30 21 29 21 44 49 24 16	$ 650,594 693,691 697,104 1,185,983 1,237,979 1,041,632 988,543 833,262 1,183,387 975,990 2,954,137 618,193 857,482 1,468,888 877,450 567,380 771,010 965,104 1,369,873 1,439,766 1,023,540 431,580
------------
$ 22,832,568
============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

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

  $ 766,138

  820,962

  836,998

  1,376,297

  1,451,283

  1,238,749

  1,178,185

  1,060,098

  1,480,089

  1,223,370

  3,111,565

  767,590

  1,027,512

  1,710,725

  1,047,107

  680,437

  930,574

  1,150,214

  1,648,081

  1,746,076

  1,123,454

  444,257

$ 0 0 0 19,769 91,227 23,748 17,350 0 0 0 179,759 (1,130) (1,141) (4,183) (2,548) (1,252) (2,759) 71,734 60,511 2,208 65,668 20,593
	-----------	------------	------------
	$1,115,553	$26,819,761	$ 539,554
	===========	============	============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

  SERIES 2
Apartment Properties	Gross Amount At Which Carried At December 31, 2003 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

  Claxton Elderly

  Deerfield II

  Hartwell Family

  Cherrytree Apts.

  Springwood Apts.

  Lakeshore Apts.

  Lewiston

  Charleston

  Sallisaw II

  Pocola

  Inverness Club

  Pearson Elderly

  Richland Elderly

  Lake Park

  Woodland Terrace

  Mt. Vernon Elderly

  Lakeland Elderly

  Prairie Apartments

  Sylacauga Heritage

  Manchester Housing

  Durango C.W.W.

  Columbus Sr.

$ 33,400 33,600 22,700 62,000 24,017 28,600 38,400 16,000 37,500 22,500 205,500 15,000 31,500 88,000 36,400 21,750 28,000 82,474 66,080 36,000 140,250 69,607

  $ 766,138

  820,962

  836,998

  1,396,066

  1,539,993

  1,262,497

  1,195,535

  1,060,098

  1,480,089

  1,223,370

  3,291,324

  766,460

  1,026,371

  1,706,542

  1,044,559

  679,185

  927,815

  1,205,974

  1,708,592

  1,748,284

  1,189,122

  459,616

  $ 799,538

  854,562

  859,698

  1,458,066

  1,564,010

  1,291,097

  1,233,935

  1,076,098

  1,517,589

  1,245,870

  3,496,824

  781,460

  1,057,871

  1,794,542

  1,080,959

  700,935

  955,815

  1,288,448

  1,774,672

  1,784,284

  1,329,372

  529,223

	-----------	------------	------------
	$1,139,278	$27,335,590	$28,474,868
	===========	============	============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003
  SERIES 2
Apartment Properties Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

  Claxton Elderly

  Deerfield II

  Hartwell Family

  Cherrytree Apts.

  Springwood Apts.

  Lakeshore Apts.

  Lewiston

  Charleston

  Sallisaw II

  Pocola

  Inverness Club

  Pearson Elderly

  Richland Elderly

  Lake Park

  Woodland Terrace

  Mt. Vernon Elderly

  Lakeland Elderly

  Prairie Apartments

  Sylacauga Heritage

  Manchester Housing

  Durango C.W.W.

  Columbus Sr.

	374,381 402,800 413,089 473,125 539,855 448,208 396,924 582,435 793,187 601,301 1,530,383 346,248 458,045 796,908 470,254 307,249 415,535 474,556 615,970 773,009 413,898 255,435	5-27.5 5-27.5 5-27.5 5-27.5 5-40 5-40 5-40 5-25 5-25 5-27.5 5-27.5 5-30 5-30 5-30 5-30 5-30 5-30 5-40 5-40 5-30 5-40 5-27.5
-----------
$11,882,795
===========

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003
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

  Cynthiana, KY

  Helena, GA

  Logansport, LA

52 52 32 24 52 48 24 24 41 16 10 40 28 12 24 54 40 38 44 32 24 25 32

  $ 1,284,272

  1,297,915

  847,908

  632,176

  1,296,328

  1,178,418

  779,692

  883,836

  1,176,697

  586,880

  271,009

  1,184,216

  839,809

  355,562

  730,642

  1,113,479

  1,057,407

  1,102,852

  1,471,803

  884,163

  751,145

  670,384

  1,138,865

------------
$21,535,458
============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

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

  $ 1,712,321

  1,674,103

  1,102,984

  834,273

  1,734,010

  1,560,201

  885,923

  1,018,523

  1,198,373

  745,635

  339,144

  1,447,439

  1,018,897

  419,725

  885,087

  1,361,096

  1,102,728

  1,376,075

  1,769,334

  1,097,214

  891,543

  801,128

  1,058,773

$ 0 0 0 0 0 0 70,312 95,099 92,449 71,486 7,063 86,791 29,682 0 (1,412) 252,907 11,564 7,941 18,860 18,408 0 1,791 298,357
	-----------	------------	------------
	$1,104,746	$26,034,529	$1,061,298
	===========	============	============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

  SERIES 3
Apartment Properties	Gross Amount At Which Carried At December 31, 2003 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

  Poteau II

  Sallisaw

  Nowata Properties

  Waldron Properties

  Roland II

  Stilwell

  Birchwood Apts.

  Hornellsville

  Sunchase II

  CE McKinley II

  Weston Apartments

  Countrywood Apts.

  Wildwood Apts.

  Hancock

  Hopkins

  Elkhart Apts.

  Bryan Senior

  Brubaker Square

  Southwood

  Villa Allegra

  Belmont Senior

  Heritage Villas

  Logansport Seniors

$ 76,827 70,000 45,500 26,000 70,000 37,500 125,832 41,225 118,103 11,749 0 55,750 48,000 20,700 43,581 23,378 74,000 75,000 15,000 35,000 43,600 21,840 27,621

  $ 1,712,321

  1,674,103

  1,102,984

  834,273

  1,734,010

  1,560,201

  947,143

  1,113,622

  1,285,834

  817,134

  346,207

  1,534,230

  1,048,579

  419,725

  883,675

  1,626,610

  1,114,292

  1,384,016

  1,788,194

  1,115,622

  891,543

  802,919

  1,357,130

  $ 1,789,148

  1,744,103

  1,148,484

  860,273

  1,804,010

  1,597,701

  1,072,975

  1,154,847

  1,403,937

  828,883

  346,207

  1,589,980

  1,096,579

  440,425

  927,256

  1,649,988

  1,188,292

  1,459,016

  1,803,194

  1,150,622

  935,143

  824,759

  1,384,751

	-----------	------------	------------
	$1,106,206	$27,094,367	$28,200,573
	===========	============	============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

  SERIES 3
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

  Poteau II

  Sallisaw

  Nowata Properties

  Waldron Properties

  Roland II

  Stilwell

  Birchwood Apts.

  Hornellsville

  Sunchase II

  CE McKinley II

  Weston Apartments

  Countrywood Apts.

  Wildwood Apts.

  Hancock

  Hopkins

  Elkhart Apts.

  Bryan Senior

  Brubaker Square

  Southwood

  Villa Allegra

  Belmont Senior

  Heritage Villas

  Logansport Seniors

	$ 1,073,995 1,019,737 663,634 501,934 1,081,419 964,615 432,245 616,602 575,815 466,708 199,259 841,500 530,813 204,838 431,266 827,453 678,212 774,348 841,135 635,800 309,811 367,479 377,041	5-25 5-25 5-25 5-25 5-25 5-25 5-40 5-27.5 5-40 5-27.5 5-27.5 5-27.5 5-30 5-27.5 5-27.5 5-25 5-27.5 5-27.5 5-50 5-27.5 5-40 5-30 5-40
-----------
$14,415,659
===========

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

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

  Timpson, TX

  Barnesville, GA

  Arkansas City, KS

24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12

  $ 630,862

  602,129

  948,614

  850,187

  641,016

  1,275,280

  689,566

  1,523,154

  1,392,160

  817,625

  1,356,767

  846,320

  745,584

  790,178

  813,536

  834,429

  624,966

  1,191,674

  819,455

  704,300

  1,194,251

  850,224

  747,235

  1,336,779

  1,327,695

  699,078

  666,214

  1,032,185

  338,223

------------
$26,289,686
============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

  SERIES 4
Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

  Alsace Village

  Seneca Apartments

  Eudora Senior

  Westville

  Wellsville Senior

  Stilwell II

  Spring Hill Senior

  Smithfield

  Tarpon Heights

  Oaks Apartments

  Wynnwood Common

  Chestnut Apartments

  St. George

  Williston

  Brackettville Sr.

  Sonora Seniors

  Ozona Seniors

  Fredericksburg Sr.

  St. Joseph

  Courtyard

  Rural Development

  Jasper Villas

  Edmonton Senior

  Jonesville Manor

  Norton Green

  Owingsville Senior

  Timpson Seniors

  Piedmont

  S.F. Arkansas City

  $ 15,000

  76,212

  50,000

  27,560

  38,000

  30,000

  49,800

  82,500

  85,000

  42,000

  68,000

  57,200

  22,600

  25,000

  28,600

  51,000

  40,000

  45,000

  28,000

  24,500

  38,200

  27,000

  40,000

  100,000

  120,000

  28,000

  13,500

  29,500

  16,800

  $ 771,590

  640,702

  1,207,482

  1,074,126

  772,971

  1,627,974

  986,569

  1,698,213

  1,408,434

  989,522

  1,578,814

  977,493

  915,400

  959,345

  963,366

  962,315

  719,843

  1,357,563

  940,580

  810,110

  1,361,892

  1,067,890

  866,714

  1,578,135

  1,535,373

  820,044

  802,416

  1,259,547

  395,228

$ 44,778 37,107 22,551 0 (1) 0 0 109,920 769,580 500,637 55,100 39,605 1,024 14,874 50,297 33,717 42,246 41,689 8,303 38,253 28,911 12,272 0 73,189 105,810 5,250 0 0 0
	-----------	------------	------------
	$1,298,972	$31,049,651	$2,035,112
	===========	============	============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

  SERIES 4
Apartment Properties	Gross Amount At Which Carried At December 31, 2003 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

  Alsace Village

  Seneca Apartments

  Eudora Senior

  Westville

  Wellsville Senior

  Stilwell II

  Spring Hill Senior

  Smithfield

  Tarpon Heights

  Oaks Apartments

  Wynnwood Common

  Chestnut Apartments

  St. George

  Williston

  Brackettville Sr.

  Sonora Seniors

  Ozona Seniors

  Fredericksburg Sr.

  St. Joseph

  Courtyard

  Rural Development

  Jasper Villas

  Edmonton Senior

  Jonesville Manor

  Norton Green

  Owingsville Senior

  Timpson Seniors

  Piedmont

  S.F. Arkansas City

  $ 15,000

  77,721

  64,278

  27,560

  38,000

  30,000

  49,800

  115,040

  85,000

  42,000

  81,233

  63,800

  22,600

  25,000

  28,600

  51,000

  40,000

  45,000

  28,000

  29,090

  38,200

  27,000

  40,000

  100,000

  120,000

  28,000

  13,500

  29,500

  16,800

  $ 816,368

  676,300

  1,215,755

  1,074,126

  772,970

  1,627,974

  986,569

  1,775,593

  2,178,014

  1,490,159

  1,620,681

  1,010,498

  916,424

  974,219

  1,013,663

  996,032

  762,089

  1,399,252

  948,883

  843,773

  1,390,803

  1,080,162

  866,714

  1,651,324

  1,641,183

  825,294

  802,416

  1,259,547

  395,228

  $ 831,368

  754,021

  1,280,033

  1,101,686

  810,970

  1,657,974

  1,036,369

  1,890,633

  2,263,014

  1,532,159

  1,701,914

  1,074,298

  939,024

  999,219

  1,042,263

  1,047,032

  802,089

  1,444,252

  976,883

  872,863

  1,429,003

  1,107,162

  906,714

  1,751,324

  1,761,183

  853,294

  815,916

  1,289,047

  412,028

	-----------	------------	------------
	$1,371,722	$33,012,013	$34,383,735
	===========	============	============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

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

  Owingsville Senior

  Timpson Seniors

  Piedmont

  S.F. Arkansas City

  $ 416,143

  402,200

  584,143

  525,933

  381,937

  797,813

  534,584

  579,650

  516,616

  370,453

  558,593

  406,074

  474,533

  485,645

  301,486

  313,290

  228,524

  434,275

  463,276

  395,200

  701,108

  375,224

  296,422

  801,010

  824,683

  278,465

  276,223

  443,859

  192,840

5-27.5 5-27.5 5-27.5 5-27.5 5-25 5-27.5 5-25 5-40 5-40 5-40 5-40 5-40 5-27.5 5-27.5 5-40 5-40 5-40 5-40 5-27.5 5-27.5 5-27.5 5-40 5-40 5-27.5 5-27.5 5-40 5-40 5-27.5 5-27.5
-----------
$13,360,202
===========

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

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

  Cloverdale, IN

  Pineville, MO

  Americus, GA

37 24 12 16 24 20 24 78 40 44 24 33 25 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24

  $ 1,225,695

  795,548

  329,885

  450,309

  567,030

  551,723

  707,344

  2,651,042

  1,374,246

  1,446,196

  724,474

  892,343

  718,849

  731,154

  1,305,951

  921,827

  736,894

  2,061,826

  1,267,343

  728,896

  688,171

  661,646

  726,079

  631,653

  647,456

  1,115,285

  621,697

  412,215

  968,741

  1,418,615

  577,046

  733,351

  750,490

  1,053,776

  316,594

  718,525

------------
$32,229,915
============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

  SERIES 5
Apartment Properties	Cost At Acquisition -------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

  Seymour

  Effingham

  S.F. Winfield

  S.F.Medicine Lodge

  S.F. Ottawa

  S.F. Concordia

  Highland View

  Carrollton Club

  Scarlett Oaks

  Brooks Hill

  Greensboro

  Greensboro II

  Pine Terrace

  Shellman

  Blackshear

  Crisp Properties

  Crawford

  Yorkshire

  Woodcrest

  Fox Ridge

  Redmont II

  Clayton

  Alma

  Pemberton Village

  Magic Circle

  Spring Hill

  Menard Retirement

  Wallis Housing

  Zapata Housing

  Mill Creek

  Portland II

  Georgetown

  Cloverdale

  S. Timber Ridge

  Pineville

  Ravenwood

  $ 59,500

  38,500

  18,000

  21,600

  25,200

  28,000

  16,220

  248,067

  44,475

  0

  15,930

  21,330

  14,700

  13,500

  60,000

  48,000

  16,600

  100,000

  70,000

  39,781

  25,000

  35,600

  45,000

  12,020

  22,660

  70,868

  21,000

  13,900

  44,000

  28,000

  43,102

  0

  40,000

  43,705

  59,661

  14,300

  $ 1,452,557

  940,327

  382,920

  542,959

  687,929

  658,961

  830,471

  722,560

  992,158

  214,335

  61,495

  92,063

  196,071

  512,531

  413,143

  578,709

  187,812

  2,212,045

  842,335

  848,996

  814,432

  835,930

  912,710

  767,228

  749,504

  1,318,926

  721,251

  553,230

  1,120,538

  414,429

  410,683

  149,483

  583,115

  1,233,570

  328,468

  873,596

  $ 5,645

  1,790

  1,482

  8,365

  19,213

  8,947

  59,863

  2,247,274

  638,152

  1,545,343

  788,834

  975,271

  674,764

  375,617

  1,129,006

  500,362

  703,300

  298,797

  687,623

  1,164

  1,164

  0

  0

  (2,523)

  51,479

  59,584

  17,099

  11,203

  78,673

  1,299,240

  348,670

  825,720

  363,604

  42,716

  24,103

  13,100

	-----------	------------	------------
	$1,418,219	$25,157,470	$13,804,644
	===========	============	============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

  SERIES 5
Apartment Properties	Gross Amount At Which Carried At December 31, 2003 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

  Seymour

  Effingham

  S.F. Winfield

  S.F.Medicine Lodge

  S.F. Ottawa

  S.F. Concordia

  Highland View

  Carrollton Club

  Scarlett Oaks

  Brooks Hill

  Greensboro

  Greensboro II

  Pine Terrace

  Shellman

  Blackshear

  Crisp Properties

  Crawford

  Yorkshire

  Woodcrest

  Fox Ridge

  Redmont II

  Clayton

  Alma

  Pemberton Village

  Magic Circle

  Spring Hill

  Menard Retirement

  Wallis Housing

  Zapata Housing

  Mill Creek

  Portland II

  Georgetown

  Cloverdale

  S. Timber Ridge

  Pineville

  Ravenwood

  $ 59,500

  38,500

  18,000

  21,600

  25,200

  28,000

  16,220

  248,068

  44,475

  84,582

  15,930

  16,845

  14,700

  13,500

  60,000

  48,000

  16,600

  100,788

  70,000

  39,781

  25,000

  35,600

  45,000

  12,020

  22,660

  70,868

  21,000

  97,313

  46,323

  28,000

  15,000

  50,393

  40,000

  33,300

  60,006

  14,300

  $ 1,458,202

  942,117

  384,402

  551,324

  707,142

  667,908

  890,334

  2,969,833

  1,630,310

  1,675,096

  850,329

  1,071,819

  870,835

  888,148

  1,542,149

  1,079,071

  891,112

  2,510,054

  1,529,958

  850,160

  815,596

  835,930

  912,710

  764,705

  800,983

  1,378,510

  738,350

  481,020

  1,196,888

  1,713,669

  787,455

  924,810

  946,719

  1,286,691

  352,226

  886,696

  $ 1,517,702

  980,617

  402,402

  572,924

  732,342

  695,908

  906,554

  3,217,901

  1,674,785

  1,759,678

  866,259

  1,088,664

  885,535

  901,648

  1,602,149

  1,127,071

  907,712

  2,610,842

  1,599,958

  889,941

  840,596

  871,530

  957,710

  776,725

  823,643

  1,449,378

  759,350

  578,333

  1,243,211

  1,741,669

  802,455

  975,203

  986,719

  1,319,991

  412,232

  900,996

	-----------	------------	------------
	$1,597,072	$38,783,261	$40,380,333
	===========	============	============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

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

  Cloverdale

  S. Timber Ridge

  Pineville

  Ravenwood

  $ 695,311

  443,106

  189,001

  243,723

  342,021

  326,960

  309,430

  1,252,460

  681,877

  687,172

  338,546

  426,470

  358,641

  373,562

  622,236

  448,484

  366,321

  692,032

  506,392

  246,511

  239,536

  389,058

  466,772

  358,155

  365,836

  680,933

  186,437

  244,344

  372,481

  849,233

  299,515

  336,295

  460,937

  641,240

  198,113

  248,498

  5-27.5

  5-27.5

  5-27.5

  5-27.5

  5-27.5

  5-27.5

  5-40

  5-27.5

  5-27.5

  5-27.5

  5-30

  5-30

  5-30

  5-30

  5-30

  5-30

  5-30

  5-50

  5-40

  5-50

  5-50

  5-27.5

  5-25

  5-27.5

  5-27.5

  5-25

  5-30

  5-30

  5-27.5

  5-25

  5-27.5

  5-50

  5-27.5

  5-25

  5-27.5

  5-27.5

-----------
$15,887,639
===========

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

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

  Harrison, AR

  Hardy, AR

  Dawson, GA

24 16 24 39 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 24 40

  $ 905,950

  530,355

  566,733

  993,673

  968,372

  1,074,959

  1,458,692

  556,320

  842,879

  555,325

  1,371,004

  805,097

  780,463

  711,594

  315,747

  997,273

  1,247,989

  1,289,362

  1,101,915

  791,784

  775,536

  993,167

  862,507

  973,285

  780,163

  777,208

  960,807

  1,150,702

  1,331,140

  1,242,305

  2,364,192

  789,734

  789,461

  459,641

  1,095,090

  175,922

  304,947

  1,176,338

------------
$34,867,631
============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

  SERIES 6
Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

  Spruce

  Shannon Apartments

  Carthage

  Mt. Crest

  Coal City

  Blacksburg Terrace

  Frazier

  Ehrhardt

  Sinton

  Frankston

  Flagler Beach

  Oak Ridge

  Monett

  Arma

  Southwest City

  Meadowcrest

  Parsons

  Newport Village

  Goodwater Falls

  Northfield Station

  Pleasant Hill Square

  Winter Park

  Cornell

  Heritage Drive S.

  Brodhead

  Mt. Vilage

  Hazelhurst

  Sunrise

  Stony Creek

  Logan Place

  Haines

  Maple Wood

  Summerhill

  Dorchester

  Lancaster

  Autumn Village

  Hardy

  Dawson

  $ 60,040

  5,000

  115,814

  64,914

  60,055

  39,930

  51,665

  9,020

  42,103

  30,000

  118,575

  40,000

  170,229

  85,512

  67,303

  72,500

  49,780

  61,350

  32,000

  44,250

  35,000

  95,000

  32,000

  44,247

  21,600

  55,000

  60,000

  90,000

  0

  39,300

  189,323

  79,000

  23,000

  13,000

  37,500

  20,000

  0

  40,000

  $ 108,772

  94,494

  578,597

  1,143,675

  1,121,477

  1,278,860

  1,619,209

  671,750

  985,010

  639,068

  1,534,541

  995,782

  782,795

  771,316

  319,272

  1,130,651

  1,483,188

  1,470,505

  1,142,517

  977,220

  893,323

  1,121,119

  1,017,572

  1,151,157

  932,468

  884,596

  1,118,734

  1,269,252

  1,428,656

  1,477,527

  2,851,953

  924,144

  788,157

  239,455

  1,361,272

  595,604

  473,695

  346,569

  $ 977,920

  588,527

  52,987

  42,771

  109,066

  53,316

  5,968

  5,006

  25,946

  7,863

  0

  2,184

  27,838

  32,064

  29,263

  17,711

  0

  109,978

  240,461

  1,091

  33,603

  70,015

  74,424

  13,305

  17,088

  7,504

  47,836

  70,872

  220,627

  10,085

  367

  30,846

  33,083

  308,747

  (12,898)

  478

  463,249

  1,088,404

	-----------	------------	------------
	$2,094,010	$37,723,952	$4,807,595
	===========	============	============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

  SERIES 6
Apartment Properties	Gross Amount At Which Carried At December 31, 2003
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

  Spruce

  Shannon Apartments

  Carthage

  Mt. Crest

  Coal City

  Blacksburg Terrace

  Frazier

  Ehrhardt

  Sinton

  Frankston

  Flagler Beach

  Oak Ridge

  Monett

  Arma

  Southwest City

  Meadowcrest

  Parsons

  Newport Village

  Goodwater Falls

  Northfield Station

  Pleasant Hill Square

  Winter Park

  Cornell

  Heritage Drive S.

  Brodhead

  Mt. Vilage

  Hazelhurst

  Sunrise

  Stony Creek

  Logan Place

  Haines

  Maple Wood

  Summerhill

  Dorchester

  Lancaster

  Autumn Village

  Hardy

  Dawson

  $ 86,308

  18,406

  116,842

  64,914

  60,055

  39,930

  51,665

  9,020

  42,103

  30,000

  118,575

  40,000

  173,213

  89,512

  80,536

  79,100

  49,780

  61,350

  32,000

  44,250

  29,550

  95,556

  36,012

  37,440

  21,600

  55,000

  60,000

  112,363

  104,800

  39,300

  189,323

  79,000

  23,000

  13,000

  37,500

  20,000

  21,250

  40,000

  $ 1,060,424

  669,615

  630,556

  1,186,446

  1,230,543

  1,332,176

  1,625,177

  676,756

  1,010,956

  646,931

  1,534,541

  997,966

  807,649

  799,380

  335,302

  1,141,762

  1,483,188

  1,580,483

  1,382,978

  978,311

  932,376

  1,190,578

  1,087,984

  1,171,269

  949,556

  892,100

  1,166,570

  1,317,761

  1,544,483

  1,487,612

  2,852,320

  954,990

  821,240

  548,202

  1,348,374

  596,082

  915,694

  1,434,973

  $ 1,146,732

  688,021

  747,398

  1,251,360

  1,290,598

  1,372,106

  1,676,842

  685,776

  1,053,059

  676,931

  1,653,116

  1,037,966

  980,862

  888,892

  415,838

  1,220,862

  1,532,968

  1,641,833

  1,414,978

  1,022,561

  961,926

  1,286,134

  1,123,996

  1,208,709

  971,156

  947,100

  1,226,570

  1,430,124

  1,649,283

  1,526,912

  3,041,643

  1,033,990

  844,240

  561,202

  1,385,874

  616,082

  936,944

  1,474,973

	-----------	------------	------------
	$2,302,253	$42,323,304	$44,625,557
	===========	============	============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003

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

  Lancaster

  Autumn Village

  Hardy

  Dawson

  $ 413,767

  208,092

  383,283

  560,206

  401,768

  632,561

  767,621

  290,609

  255,550

  162,713

  492,425

  437,076

  473,817

  445,395

  197,709

  376,169

  702,087

  713,846

  427,521

  306,385

  292,523

  454,538

  341,647

  553,429

  284,999

  272,985

  351,049

  563,795

  478,766

  553,716

  1,224,254

  415,720

  362,720

  225,000

  443,983

  189,665

  281,580

  372,025

  5-30

  5-40

  5-27.5

  5-27.5

  5-27.5

  5-27.5

  5-27.5

  5-27.5

  5-50

  5-30

  5-40

  5-27.5

  5-27.5

  5-27.5

  5-27.5

  5-40

  5-27.5

  5-27.5

  5-27.5

  5-27.5

  5-27.5

  5-40

  5-40

  5-25

  5-40

  5-50

  5-40

  5-27.5

  5-27.5

  5-27.5

  5-27.5

  5-27.5

  5-27.5

  5-27.5

  5-40

  5-40

  5-40

  5-40

-----------
$16,310,634
===========

  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003
  GATEWAY TAX CREDIT FUND II LTD.
  NOTES TO SCHEDULE III

  Reconciliation of Land, Building & Improvements current year changes:

  SERIES 2

  Balance at beginning of period -
  December 31, 2002
   Additions during period:
    Acquisitions through foreclosure
    Other acquisitions
    Improvements, etc.
    Other

   Deductions during period:
    Cost of real estate sold
    Other

	0 66,818 1,634 0 --------- 0 0 ---------	$28,406,416 68,452 0 ---------
Balance at end of period - December 31, 2003		$28,474,868 ============

  Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2002 Current year expense Less Accumulated Depreciation of real estate sold Other	865,601 0 0 ---------	$11,017,194 865,601 ----------
Balance at end of period - December 31, 2003		$ 11,882,795 ===========

  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003
  GATEWAY TAX CREDIT FUND II LTD.
  NOTES TO SCHEDULE III

  Reconciliation of Land, Building & Improvements current year changes:

  SERIES 3

  Balance at beginning of period -
  December 31, 2002
   Additions during period:
    Acquisitions through foreclosure
    Other acquisitions
    Improvements, etc.
    Other

   Deductions during period:
    Cost of real estate sold
    Other

	0 214,875 0 0 --------- 132,688 72 ---------	$28,118,458 214,875 (132,760) ---------
Balance at end of period - December 31, 2003		$28,200,573 ===========

  Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2002 Current year expense Less Accumulated Depreciation of real estate sold Other	974,696 (72) 0 --------	$13,441,035 974,624 ----------
Balance at end of period - December 31, 2003		$14,415,659 ============

  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003
  GATEWAY TAX CREDIT FUND II LTD.
  NOTES TO SCHEDULE III

  Reconciliation of Land, Building & Improvements current year changes:

  SERIES 4

  Balance at beginning of period -
  December 31, 2002
   Additions during period:
    Acquisitions through foreclosure
    Other acquisitions
    Improvements, etc.
    Other

   Deductions during period:
    Cost of real estate sold
    Other

	0 87,426 14,278 0 --------- 5,008 0 ---------	$34,287,039 101,704 (5,008) ---------
Balance at end of period - December 31, 2003		$34,383,735 =============

  Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2002 Current year expense Less Accumulated Depreciation of real estate sold Other	1,045,236 (5,008) 0 ---------	$ 12,319,974 1,040,228 ----------
Balance at end of period - December 31, 2003		$13,360,202 ===========

  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003
  GATEWAY TAX CREDIT FUND II LTD.
  NOTES TO SCHEDULE III

  Reconciliation of Land, Building & Improvements current year changes:

  SERIES 5

  Balance at beginning of period -
  December 31, 2002
   Additions during period:
    Acquisitions through foreclosure
    Other acquisitions
    Improvements, etc.
    Other

   Deductions during period:
    Cost of real estate sold
    Other

	0 101,117 0 0 --------- 9,741 0 ---------	$40,288,957 101,117 (9,741) ---------
Balance at end of period - December 31, 2003		$40,380,333 ============

  Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2002 Current year expense Less Accumulated Depreciation of real estate sold Other	1,276,928 (4,558) 0 --------	$14,615,269 1,272,370 ----------
Balance at end of period - December 31, 2003		$15,887,639 ============

  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
  OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
  AS OF DECEMBER 31, 2003
  GATEWAY TAX CREDIT FUND II LTD.
  NOTES TO SCHEDULE III

  Reconciliation of Land, Building & Improvements current year changes:

  SERIES 6
  Balance at beginning of period -
  December 31, 2002
   Additions during period:
    Acquisitions through foreclosure
    Other acquisitions
    Improvements, etc.
    Other

   Deductions during period:
    Cost of real estate sold
    Other

	0 159,520 0 0 --------- 14,047 0 ---------	$44,480,084 159,520 (14,047) ----------
Balance at end of period - December 31, 2003		$44,625,557 ============

  Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2002 Current year expense Less Accumulated Depreciation of real estate sold Other	1,357,345 (299) 0 ----------	$14,953,588 1,357,046 ----------
Balance at end of period - December 31, 2003		$16,310,634 ============

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
  AS OF DECEMBER 31, 2003

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

  Manchester Housing

  Durango C.W.W.

  Columbus Sr.

24 24 24 33 32 34 25 32 47 36 72 25 33 48 30 21 29 21 44 49 24 16

  $ 650,594

  693,691

  697,104

  1,185,983

  1,237,979

  1,041,632

  988,543

  833,262

  1,183,387

  975,990

  2,954,137

  618,193

  857,482

  1,468,888

  877,450

  567,380

  771,010

  965,104

  1,369,873

  1,439,766

  1,023,540

  431,580
  -----------

			8.75% 8.75% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 9.00% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 9.00% 8.25%	5,883 6,284 5,307 9,011 9,218 7,905 7,720 6,333 8,980 7,407 27,905 4,926 6,517 11,466 6,666 4,309 5,882 7,515 10,536 10,958 7,739 3,102	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50
$22,832,568 ===========

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
  AS OF DECEMBER 31, 2003

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

  Belmont Senior

  Heritage Villas

  Logansport Seniors

52 52 32 24 52 48 24 24 41 16 10 40 28 12 24 54 40 38 44 32 24 25 32

  $ 1,284,272

  1,297,915

  847,908

  632,176

  1,296,328

  1,178,418

  779,692

  883,836

  1,176,697

  586,880

  271,009

  1,184,216

  839,809

  355,562

  730,642

  1,113,479

  1,057,407

  1,102,852

  1,471,803

  884,163

  751,145

  670,384

  1,138,865
  -----------

			9.50% 9.50% 9.50% 9.00% 9.50% 9.50% 9.50% 9.00% 9.00% 8.75% 9.00% 9.00% 9.50% 9.50% 8.75% 9.00% 10.00% 9.00% 9.25% 9.00% 9.00% 8.75% 8.75%	10,682 10,654 6,905 4,950 10,657 9,727 6,410 6,927 9,279 5,146 2,131 9,310 6,906 3,119 5,815 9,198 9,455 8,646 11,752 7,053 6,001 5,110 6,745	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 40 50 50 50 50 50 50 50
$21,535,458 ===========

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
  AS OF DECEMBER 31, 2003

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

  Timpson Seniors

  Piedmont

  S.F. Arkansas City

24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12

  $ 630,862

  602,129

  948,614

  850,187

  641,016

  1,275,280

  689,566

  1,523,154

  1,392,160

  817,625

  1,356,767

  846,320

  745,584

  790,178

  813,536

  834,429

  624,966

  1,191,674

  819,455

  704,300

  1,194,251

  850,224

  747,235

  1,336,779

  1,327,695

  699,078

  666,214

  1,032,185

  338,223
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
$26,289,686 ===========

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
  AS OF DECEMBER 31, 2003

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

  S. Timber Ridge

  Pineville

  Ravenwood

37 24 12 16 24 20 24 78 40 44 24 33 25 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24

  $ 1,225,695

  795,548

  329,885

  450,309

  567,030

  551,723

  707,344

  2,651,042

  1,374,246

  1,446,196

  724,474

  892,343

  718,849

  731,154

  1,305,951

  921,827

  736,894

  2,061,826

  1,267,343

  728,896

  688,171

  661,646

  726,079

  631,653

  647,456

  1,115,285

  621,697

  412,215

  968,741

  1,418,615

  577,046

  733,351

  750,490

  1,053,776

  316,594

  718,525
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
$32,229,915 ===========

  GATEWAY TAX CREDIT FUND II LTD.
  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
  AS OF DECEMBER 31, 2003

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

  Autumn Village

  Hardy

  Dawson

24 16 24 39 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 24 40

  $ 905,950

  530,355

  566,733

  993,673

  968,372

  1,074,959

  1,458,692

  556,320

  842,879

  555,325

  1,371,004

  805,097

  780,463

  711,594

  315,747

  997,273

  1,247,989

  1,289,362

  1,101,915

  791,784

  775,536

  993,167

  862,507

  973,285

  780,163

  777,208

  960,807

  1,150,702

  1,331,140

  1,242,305

  2,364,192

  789,734

  789,461

  459,641

  1,095,090

  175,922

  304,947

  1,176,338
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
$34,867,631 ===========

  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    GATEWAY TAX CREDIT FUND II, LTD.
                   (A Florida Limited Partnership)
                            By: Raymond James Tax Credit Funds, Inc.

  Date: July 13, 2004               By:/s/ Ronald M. Diner
                                    Ronald M. Diner
                                    President

  Date: July 13, 2004               By:/s/ Sandra C. Humphreys
                                    Sandra C. Humphreys
                                    Secretary and Treasurer

  Date: July 13, 2004               By:/s/ Carol Georges
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

  Date: July 13, 2004              By:/s/ Ronald M. Diner
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

  Date: July 13, 2004              By:/s/ Carol Georges
                                   Carol Georges
                                   Vice President and Director of Accounting