Form 10-Q
period 2004-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 2004-08-11
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended             June 30, 2004

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
     Title of Each Class                            June 30, 2004
Beneficial Assignee Certificates:
$1,000 per certificate                                 37,228

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2003 Form 10-K, filed with the
Securities and Exchange Commission on July 13, 2004
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-31821

PART I - Financial Information
    Item 1. Financial Statements:

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 2	June 30, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

    Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,136 at June 30, 2004 and March 31, 2004 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,136 at June 30, 2004 and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  281,003
59,998
-----------
341,001

57,825
42,213
-----------
$  441,039
===========

$   76,338
-----------
76,338
-----------

472,640
-----------

(53,060)
(54,879)
-----------
(107,939)
-----------

$  441,039
===========

$  221,084
61,300
-----------
282,384

115,551
47,597
-----------
$  445,532
===========

$   63,359
-----------
63,359
-----------

467,036
-----------

(30,215)
(54,648)
-----------
(84,863)
-----------

$  445,532
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 3	June 30, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 5,456 at June 30, 2004 and March 31, 2004 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 5,456 at June 30, 2004 and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  244,752
53,367
-----------
298,119

51,435
0
-----------
$  349,554
===========

$   74,774
-----------
74,774
-----------

360,072
-----------

(36,624)
(48,668)
-----------
(85,292)
-----------

$  349,554
===========

$  187,419
54,525
-----------
241,944

102,780
0
---------
$  344,724
===========

$   63,415
-----------
63,415
-----------

353,758
-----------

(23,909)
(48,540)
-----------
(72,449)
-----------

$  344,724
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 4	June 30, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,915 at June 30, 2004 and March 31, 2004 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,915 at June 30, 2004 and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  339,895
67,611
-----------
407,506

65,162
0
-----------
$  472,668
===========

$   77,691
-----------
77,691
-----------

493,523
-----------

(36,906)
(61,640)
-----------
(98,546)
-----------

$  472,668
===========

$  273,485
69,078
-----------
342,563

130,212
0
-----------
$  472,775
===========

$   66,784
-----------
66,784
-----------

482,520
-----------

(15,109)
(61,420)
-----------
(76,529)
-----------

$  472,775
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 5	June 30, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 8,616 at June 30, 2004 and March 31, 2004 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 8,616 at June 30, 2004 and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  434,334
84,268
-----------
518,602

81,216
220,043
-----------
$  819,861
===========

$  115,905
-----------
115,905
-----------

472,421
-----------

304,843
(73,308)
-----------
231,535
-----------

$  819,861
===========

$  349,174
86,098
-----------
435,272

162,292
229,630
-----------
$  827,194
===========

$   96,999
-----------
96,999
-----------

464,362
-----------

338,798
(72,965)
-----------
265,833
-----------

$  827,194
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 6	June 30, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 10,105 at June 30, 2004 and March 31, 2004 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 10,105 at June 30, 2004 and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  399,051
72,257
-----------
471,308

139,524
836,801
-----------
$1,447,633
===========

$  108,433
-----------
108,433
-----------

621,949
-----------

798,805
(81,554)
-----------
717,251
-----------

$1,447,633
===========

$  401,535
70,976
-----------
472,511

136,979
858,488
-----------
$1,467,978
===========

$   90,272
-----------
90,272
-----------

610,503
-----------

848,257
(81,054)
-----------
767,203
-----------

$1,467,978
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 2 - 6	June 30, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 37,228 at June 30, 2004 and March 31, 2004 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at June 30, 2004 and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$1,699,035
337,501
-----------
2,036,536

395,162
1,099,057
-----------
$3,530,755
===========

$  453,141
-----------
453,141
-----------

2,420,605
-----------

977,058
(320,049)
-----------
657,009
-----------

$3,530,755
===========

$1,432,697
341,977
-----------
1,774,674

647,814
1,135,715
-----------
$3,558,203
===========

$  380,829
-----------
380,829
-----------

2,378,179
-----------

1,117,822
(318,627)
-----------
799,195
-----------

$3,558,203
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 2	2004 ----	2003 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    2,516
3,945
-----------
6,461
-----------

16,956

7,073
1,725
174
-----------
25,928
-----------

(19,467)
(3,609)
-----------
$  (23,076)
===========

$  (22,845)
(231)
-----------
$  (23,076)
===========

$    (3.72)
===========
6,136
===========

$    3,590
0
-----------
3,590
-----------

17,004

11,792
1,413
174
-----------
30,383
-----------

(26,793)
(11,613)
-----------
$  (38,406)
===========

$  (38,022)
(384)
-----------
$  (38,406)
===========

$    (6.20)
===========
6,136
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 3	2004 ----	2003 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    2,256
9,002
-----------
11,258
-----------

15,756

7,394
951
0
-----------
24,101
-----------

(12,843)
0
-----------
$  (12,843)
===========

$  (12,715)
(128)
-----------
$  (12,843)
===========

$    (2.33)
===========
5,456
===========

$    3,178
6,205
-----------
9,383
-----------

15,664

12,329
1,682
129
-----------
29,804
-----------

(20,421)
(840)
-----------
$  (21,261)
===========

$  (21,048)
(213)
-----------
$  (21,261)
===========

$    (3.86)
===========
5,456
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 4	2004 ----	2003 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    2,836
4,944
-----------
7,780
-----------

19,362

9,323
1,112
0
-----------
29,797
-----------

(22,017)
0
-----------
$  (22,017)
===========

$  (21,797)
(220)
-----------
$  (22,017)
===========

$    (3.15)
===========
6,915
===========

$    4,049
6,563
-----------
10,612
-----------

19,318

15,544
1,948
309
-----------
37,119
-----------

(26,507)
(4,329)
-----------
$  (30,836)
===========

$  (30,528)
(308)
-----------
$  (30,836)
===========

$    (4.41)
===========
6,915
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 5	2004 ----	2003 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    3,572
7,658
-----------
11,230
-----------

23,795

11,573
1,282
1,141
-----------
37,791
-----------

(26,561)
(7,737)
-----------
$  (34,298)
===========

$  (33,955)
(343)
-----------
$  (34,298)
===========

$    (3.94)
===========
8,616
===========

$    5,153
12,492
-----------
17,645
-----------

23,870

19,297
2,473
1,202
-----------
46,842
-----------

(29,197)
(17,006)
-----------
$  (46,203)
===========

$  (45,741)
(462)
-----------
$  (46,203)
===========

$    (5.31)
===========
8,616
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 6	2004 ----	2003 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    4,193
7,557
-----------
11,750
-----------

26,238

12,216
1,559
2,101
-----------
42,114
-----------

(30,364)
(19,588)
-----------
$  (49,952)
===========

$  (49,452)
(500)
-----------
$  (49,952)
===========

$    (4.89)
===========
10,105
===========

$    5,334
3,514
-----------
8,848
-----------

26,344

20,368
3,787
2,224
-----------
52,723
-----------

(43,875)
(63,520)
-----------
$ (107,395)
===========

$ (106,321)
(1,074)
-----------
$ (107,395)
===========

$   (10.52)
===========
10,105
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
TOTAL SERIES 2 - 6	2004 ----	2003 ----

Revenues:
 Interest Income
 Other Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   15,373
33,106
-----------
48,479
-----------

102,107

47,579
6,629
3,416
-----------
159,731
-----------

(111,252)
(30,934)
-----------
$ (142,186)
===========

$ (140,764)
(1,422)
-----------
$ (142,186)
===========

$   21,304
28,774
-----------
50,078
-----------

102,200

79,330
11,303
4,038
-----------
196,871
-----------

(146,793)
(97,308)
-----------
$ (244,101)
===========

$ (241,660)
(2,441)
-----------
$ (244,101)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at June 30, 2003 Balance at March 31, 2004 Net Loss Balance at June 30, 2004	$ 61,063 (38,022) ------------ $ 23,041 ============ $ (30,215) (22,845) ------------ $ (53,060) ============	$ (53,726) (384) ------------ $ (54,110) ============ $ (54,648) (231) ------------ $ (54,879) ============	$ 7,337 (38,406) ------------ $ (31,069) ============ $ (84,863) (23,076) ------------ $ (107,939) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at June 30, 2003 Balance at March 31, 2004 Net Loss Balance at June 30, 2004	$ 52,562 (21,048) ------------ $ 31,514 ============ $ (23,909) (12,715) ------------ $ (36,624) ============	$ (47,768) (213) ------------ $ (47,981) ============ $ (48,540) (128) ------------ $ (48,668) ============	$ 4,794 (21,261) ------------ $ (16,467) ============ $ (72,449) (12,843) ------------ $ (85,292) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at June 30, 2003 Balance at March 31, 2004 Net Loss Balance at June 30, 2004	$ 82,068 (30,528) ------------ $ 51,540 ============ $ (15,109) (21,797) ------------ $ (36,906) ============	$ (60,438) (308) ------------ $ (60,746) ============ $ (61,420) (220) ------------ $ (61,640) ============	$ 21,630 (30,836) ------------ $ (9,206) ============ $ (76,529) (22,017) ------------ $ (98,546) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at June 30, 2003 Balance at March 31, 2004 Net Loss Balance at June 30, 2004	$ 601,187 (45,741) ------------ $ 555,446 ============ $ 338,798 (33,955) ------------ $ 304,843 ============	$ (70,315) (462) ------------ $ (70,777) ============ $ (72,965) (343) ------------ $ (73,308) ============	$ 530,872 (46,203) ------------ $ 484,669 ============ $ 265,833 (34,298) ------------ $ 231,535 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at June 30, 2003 Balance at March 31, 2004 Net Loss Balance at June 30, 2004	$ 1,140,076 (106,321) ------------ $ 1,033,755 ============ $ 848,257 (49,452) ------------ $ 798,805 ============	$ (78,106) (1,074) ------------ $ (79,180) ============ $ (81,054) (500) ------------ $ (81,554) ============	$ 1,061,970 (107,395) ------------ $ 954,575 ============ $ 767,203 (49,952) ------------ $ 717,251 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at June 30, 2003 Balance at March 31, 2004 Net Loss Balance at June 30, 2004	$ 1,936,956 (241,660) ------------ $ 1,695,296 ============ $ 1,117,822 (140,764) ------------ $ 977,058 ============	$ (310,353) (2,441) ------------ $ (312,794) ============ $ (318,627) (1,422) ------------ $ (320,049) ============	$ 1,626,603 (244,101) ------------ $ 1,382,502 ============ $ 799,195 (142,186) ------------ $ 657,009 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
SERIES 2 --------	2004 ----	2003 ----

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
   Liabilities:
      Increase in Payable to General
      Partners

       Net Cash Provided by Operating        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

      Net Cash Provided by Investing
      Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
Of Period

Cash and Cash Equivalents at End of Period

	$ (23,076) 174 (2,272) 3,609 37,586 (3,445) 18,583 ---------- 31,159 ---------- 5,045 23,715 ---------- 28,760 ---------- 59,919 221,084 ---------- $ 281,003 ==========	$ (38,406) 174 (3,211) 11,613 33,932 0 24,331 ---------- 28,433 ---------- 2,556 24,653 ---------- 27,209 ---------- 55,642 243,155 ---------- $ 298,797 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
SERIES 3 --------	2004 ----	2003 ----

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
   Liabilities:
     Increase in Payable to General
     Partners

        Net Cash Provided by Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (12,843) 0 (2,021) 0 33,431 (9,002) 17,673 ---------- 27,238 ---------- 9,002 21,093 ---------- 30,095 ---------- 57,333 187,419 ---------- $ 244,752 ==========	$ (21,261) 129 (2,856) 840 30,183 (6,205) 25,916 ---------- 26,746 ---------- 6,205 21,928 ---------- 28,133 ---------- 54,879 201,450 ---------- $ 256,329 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
SERIES 4 -------	2004 ----	2003 ----

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
    Liabilities:
       Increase in Payable to General
       Partners

        Net Cash Provided by Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (22,017) 0 (2,563) 0 42,357 (4,938) 21,910 ---------- 34,749 ---------- 4,938 26,723 ---------- 31,661 ----------66,410 273,485 ---------- $ 339,895 ==========	$ (30,836) 309 (3,619) 4,329 38,239 (6,563) 26,638 ---------- 28,497 ---------- 6,563 27,781 ---------- 34,344 ----------62,841 273,896 ---------- $ 336,737 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
SERIES 5 --------	2004 ----	2003 ----

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
   Liabilities:
     Increase in Payable to General
     Partners

        Net Cash Provided by Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (34,298) 1,141 (3,192) 7,737 52,790 (7,658) 26,965 ---------- 43,485 ---------- 8,367 33,308 ---------- 41,675 ---------- 85,160 349,174 ---------- $ 434,334 ==========	$ (46,203) 1,202 (4,510) 17,006 47,659 (12,492) 36,274 ---------- 38,936 ---------- 12,492 34,624 ---------- 47,116 ---------- 86,052 385,402 ---------- $ 471,454 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
SERIES 6 --------	2004 ----	2003 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments
   in Securities
    Equity in Losses of Project
    Partnerships
    Distributions Included in Other Income
    Changes in Operating Assets and
    Liabilities:
      Increase in Payable to General
      Partners

        Net Cash Used In Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

        Net Cash Provided by Investing
        Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (49,952) 2,101 (3,828) 19,588 (7,557) 29,607 ---------- (10,041) ---------- 7,557 ---------- 7,557 ---------- (2,484) 401,535 ---------- $ 399,051 ==========	$(107,395) 2,224 (4,728) 63,520 (3,514) 39,113 ---------- (10,780) ---------- 5,032 ---------- 5,032 ---------- (5,748) 447,585 ---------- $ 441,837 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
TOTAL SERIES 2 - 6 --------	2004 ----	2003 ----

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
    Liabilities:
      Increase in Payable to General
      Partners

        Net Cash Provided by Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (142,186) 3,416 (13,876) 30,934 166,164 (32,600) 114,738 ---------- 126,590 ---------- 34,909 104,839 ---------- 139,748 ---------- 266,338 1,432,697 ---------- $1,699,035 ===========	$ (244,101) 4,038 (18,924) 97,308 150,013 (28,774) 152,272 ---------- 111,832 ---------- 32,848 108,986 ---------- 141,834 ---------- 253,666 1,551,488 ---------- $1,805,154 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2004

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 2004, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

Reclassifications

   For comparability, the 2004 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2003.

Basis of Preparation

   The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2004. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

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

  In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after December 15, 2004. The Partnership does not feel that there will be any effects on its results of operations as a result of the adoption of FIN46. Prior to the effective date of FIN46, Gateway is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with variable interest entities. Gateway's exposure to these losses is limited to its investment in the Project Partnerships which is $1,099,057 at June 30, 2004.

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 2004 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $73,446 for Series 2, $65,329 for Series 3, $82,765 for Series 4, $103,156 for Series 5 and $122,843 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

	Estimated Market Value ----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ---------------
Series 2	$ 125,823	$ 117,823	$ 8,000
Series 3	111,880	104,802	7,078
Series 4	141,796	132,773	9,023
Series 5	176,676	165,484	11,192
Series 6	226,647	211,781	14,866

   As of June 30, 2004, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 59,998	$ 53,367	$ 67,611
After 1 year through 5 years	57,825	51,435	65,162
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 117,823 =========	$ 104,802 =========	$ 132,773 =========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 84,268	$ 72,257	$ 337,501
After 1 year through 5 years	81,216	139,524	395,162
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 165,484 =========	$ 211,781 =========	$ 732,663 ==========

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

   For the three months June 30, 2004 and 2003 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                               2004             2003
                              ---- -            -----
  Series 2                $  16,956         $  17,004
  Series 3                   15,756            15,664
  Series 4                   19,362            19,318
  Series 5                   23,795            23,870
  Series 6                   26,238            26,344
                           ---------        ---------
  Total                   $ 102,107         $ 102,200
                           =========        =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

  Series 2                $   7,073         $  11,792
  Series 3                    7,394            12,329
  Series 4                    9,323            15,544
  Series 5                   11,573            19,297
  Series 6                   12,216            20,368
                          ---------          --------
  Total                   $  47,579          $ 79,330
                          =========           ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes (Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5 - 36 and Series
6 - 38).

   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 2	JUNE 30, 2004 ------------	MARCH 31, 2004 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,703,370) (86,005) ----------- (264,697) 390,838 (83,928) ----------- $ 42,213 ============	$ 4,524,678 (4,699,758) (84,405) ----------- (259,485) 390,838 (83,756) ----------- $ 47,597 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,486,703 for the period ended June 30, 2004 and cumulative suspended losses of $4,358,678 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 3	JUNE 30, 2004 ------------	MARCH 31, 2004 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,888,713 (4,133,478) (164,417) ----------- (409,182) 491,746 (82,564) ----------- $ 0 ===========	$ 3,888,713 (4,133,478) (164,417) ----------- (409,182) 491,746 (82,564) ----------- $ 0 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,207,749 for the period ended June 30, 2004 and cumulative suspended losses of $5,123,116 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 4	JUNE 30, 2004 ------------	MARCH 31, 2004 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,952,519 (5,268,905) (124,819) ----------- (441,205) 562,967 (121,762) ----------- $ 0 ===========	$ 4,952,519 (5,268,905) (124,819) ----------- (441,205) 562,967 (121,762) ----------- $ 0 ===========

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,269,235 for the period ended June 30, 2004 and cumulative suspended losses of $4,113,695 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 5	JUNE 30, 2004 ------------	MARCH 31, 2004 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 6,164,472 (6,255,565) (197,197) ----------- (288,290) 650,837 (142,504) ----------- $ 220,043 ===========	$ 6,164,472 (6,247,828) (196,488) ----------- (279,844) 650,837 (141,363) ----------- $ 229,630 ===========

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,123,093 for the period ended June 30, 2004 and cumulative suspended losses of $4,928,362 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 6	JUNE 30, 2004 ------------	MARCH 31, 2004 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,462,215 (6,998,627) (213,391) ----------- 250,197 785,179 (198,575) ----------- $ 836,801 ============	$ 7,462,215 (6,979,041) (213,391) ----------- 269,783 785,179 (196,474) ----------- $ 859,488 ============

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,428,195 for the period ended June 30, 2004 and cumulative suspended losses of $3,303,141 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 2 - 6	JUNE 30, 2004 ------------	MARCH 31, 2004 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 26,992,597 (27,359,946) (785,828) ----------- (1,153,177) 2,881,567 (629,333) ----------- $ 1,099,057 ============	$ 26,992,597 (27,329,010) (783,520) ------------ (1,119,933) 2,881,567 (625,919) ------------ $ 1,135,715 ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
MARCH 31,
SERIES 2	2004 ----	2003 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,988,924
16,380,619
20,507
-----------
$18,390,050
===========

$   452,345
22,832,568
-----------
23,284,913
-----------

(4,792,095)
(102,768)
-----------
(4,894,863)
-----------
$18,390,050
===========

$   688,672
-----------
471,957
133,428
216,251
-----------
821,636
-----------
$  (132,964)
===========
$    (1,330)
===========
$  (131,634)
128,025
-----------
$    (3,609)
===========

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
MARCH 31,
SERIES 3	2004 ----	2003 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,563,845
13,550,436
166,248
-----------
$16,280,529
===========

$   360,396
21,535,458
-----------
21,895,854
-----------

(6,009,601)
394,276
-----------
(5,615,325)
-----------
$16,280,529
===========

$   718,456
-----------
450,186
119,895
234,478
-----------
804,559
-----------
$   (86,103)
===========
$    (1,470)
===========
$   (84,633)
84,633
-----------
$         0
===========

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
MARCH 31,
SERIES 4	2004 ----	2003 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,341,884
20,778,662
15,143
-----------
$23,135,689
===========

$   866,685
26,289,686
-----------
27,156,371
-----------

(4,766,944)
746,262
-----------
(4,020,682)
-----------
$23,135,689
===========

$   821,775
-----------
581,921
152,354
244,919
-----------
979,194
-----------
$  (157,419)
===========
$    (1,879)
===========
$  (155,540)
155,540
-----------
$         0
===========

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
MARCH 31,
SERIES 5	2004 ----	2003 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,092,773
24,169,165
15,824
-----------
$27,277,762
===========

$   736,677
32,229,915
-----------
32,966,592
-----------

(5,400,281)
(288,549)
-----------
(5,688,830)
-----------
$27,277,762
===========

$ 1,035,723
-----------
728,630
188,077
323,529
-----------
1,240,236
-----------
$  (204,513)
===========
$    (2,045)
===========
$  (202,468)
194,731
-----------
$    (7,737)
===========

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
MARCH 31,
SERIES 6	2004 ----	2003 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,869,754
27,978,016
13,023
-----------
$31,860,793
===========

$   659,859
34,867,631
-----------
35,527,490
-----------

(3,230,426)
(436,271)
-----------
(3,666,697)
-----------
$31,860,793
===========

$ 1,135,577
-----------
743,282
202,257
336,916
-----------
1,282,455
-----------
$  (146,878)
===========
$    (2,236)
===========
$  (144,642)
125,054
-----------
$   (19,588)
===========

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
MARCH 31,
TOTAL SERIES 2- 6	2004 ----	2003 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 13,857,180
102,856,898
230,745
------------
$116,944,823
============

$  3,075,962
137,755,258
------------
140,831,220
------------

(24,199,347)
312,950
------------
(23,886,397)
------------
$116,944,823
============

$  4,400,203
------------
2,975,976
796,011
1,356,093
------------
5,128,080
------------
$   (727,877)
============
$     (8,960)
============
$   (718,917)
687,983
------------

$    (30,934)
============

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

   As disclosed on the statement of operations for each Series, interest income is lower for the three months ended June 30, 2004 than June 30, 2003 due to lower interest rates. The General and Administrative expenses - General Partner for the three months ended June 30, 2004 are lower for the same period ended June 30, 2003. This decrease was due to a one time adjustment in the prior period due to the change in the cost allocation methods. There were no unusual variations in the operating results between these two periods except as noted above.

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

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2004 decreased from $11,613 for the three months ended June 30, 2003 to $3,609 as a result of an increase in the rental and other income of the Project Partnerships. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2004, the Series had $281,003 of short-term investments (Cash and Cash Equivalents). It also had $117,823 in Zero Coupon Treasuries with annual maturities providing $62,636 in fiscal year 2006 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $23,076 for the three months ended June 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $3,609 and the changes in operating assets and liabilities, net cash provided by operating activities was $31,159. Cash provided by investing activities totaled $28,760, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2004 decreased from $840 for the three months ended June 30, 2003 to $0 as a result of the suspension of all income and loss in this Series so that the Investment in Project Partnerships does not fall below zero.

   At June 30, 2004, the Series had $244,752 of short-term investments (Cash and Cash Equivalents). It also had $104,802 in Zero Coupon Treasuries with annual maturities providing $55,695 in fiscal year 2006 increasing to $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $12,843 for the three months ended June 30, 2004. However, after adjusting for the changes in operating assets and liabilities, net cash provided by operating activities was $27,238. Cash provided by investing activities totaled $30,095, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2004 decreased from $4,329 for the three months ended June 30, 2003 to $0 as a result of the suspension of all income and loss in this Series so that the Investment in Project Partnerships does not fall below zero.

   At June 30, 2004, the Series had $339,895 of short-term investments (Cash and Cash Equivalents). It also had $132,773 in Zero Coupon Treasuries with annual maturities providing $70,587 in fiscal year 2006 increasing to $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $22,017 for the three months ended June 30, 2004. However, after adjusting for the changes in operating assets and liabilities, net cash provided by operating activities was $34,749. Cash provided by investing activities totaled $31,661, consisting of cash distributions from the Project Partnership and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2004 decreased from $17,006 for the three months ended June 30, 2003 to $7,737 as a result of an increase in the losses that were suspended so that the Investment in Project Partnerships does not fall below zero.

   At June 30, 2004, the Series had $434,334 of short-term investments (Cash and Cash Equivalents). It also had $165,484 in Zero Coupon Treasuries with annual maturities providing $87,951 in fiscal year 2006 increasing to $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $34,298 for the three months ended June 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $7,737 and the changes in operating assets and liabilities, net cash provided by operating activities was $43,485. Cash provided by investing activities totaled $41,675, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2004 decreased from $63,520 for the three months ended June 30, 2003 to $19,588 as a result of an increase in rental revenue and other income.

   At June 30, 2004, the Series had $399,051 of short-term investments (Cash and Cash Equivalents). It also had $211,781 in Zero Coupon Treasuries with annual maturities providing $75,000 in fiscal year 2005 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $49,952 for the three months ended June 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $19,588 and the changes in operating assets and liabilities, net cash used in operating activities was $10,041. Cash provided by investing activities totaled $7,557, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: August 11, 2004             By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: August 11, 2004             By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

Date: August 11, 2004             By:/s/ Carol Georges
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

Date: August 11, 2004            By:/s/ Ronald M. Diner
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

Date: August 11, 2004            By:/s/ Carol Georges
                                 Carol Georges
                                 Vice President and Director of Accounting