Form 10-Q
period 2004-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 2004-11-15
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended               September 30, 2004

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
Title of Each Class                               September 30, 2004
Beneficial Assignee Certificates:
$1,000 per certificate                                  37,228

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2004 Form 10-K, filed with the
Securities and Exchange Commission on July 13, 2004
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-31821

PART I - Financial Information
Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 2	September 30, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's of which 6,136 at September 30, 2004 and March 31, 2004 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,136 at September 30, 2004 and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity
    (Deficit)

$ 263,548
61,174
----------
324,722

58,966
29,287
----------
$ 412,975
==========

$  64,567
----------
64,567
----------

497,640
----------

(93,940)
(55,292)
---------
(149,232)
----------

$ 412,975
==========

$ 221,084
61,300
----------
282,384

115,551
47,597
----------
$ 445,532
==========

$  63,359
----------
63,359
----------

467,036
----------

(30,215)
(54,648)
----------
(84,863)
----------

$ 445,532
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 3	September 30, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 5,456 at September 30, 2004 and March 31, 2004 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 5,456 at September 30, 2004 and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$ 226,221
54,413
----------
280,634

52,449
0
----------
$ 333,083
==========

$  46,859
----------
46,859
----------

398,911
----------

(63,745)
(48,942)
----------
(112,687)
----------

$ 333,083
==========

$ 187,419
54,525
----------
241,944

102,780
0
----------
$ 344,724
==========

$  63,415
----------
63,415
----------

353,758
----------

(23,909)
(48,540)
----------
(72,449)
----------

$ 344,724
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 4	September 30, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,915 at September 30, 2004 and March 31, 2004 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,915 at September 30, 2004 and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$ 322,358
68,936
----------
391,294

66,447
0
----------
$ 457,741
==========

$  53,086
----------
53,086
----------

531,346
----------

(64,769)
(61,922)
----------
(126,691)
----------

$ 457,741
==========

$ 273,485
69,078
----------
342,563

130,212
0
----------
$ 472,775
==========

$  66,784
----------
66,784
----------

482,520
----------

(15,109)
(61,420)
----------
(76,529)
----------

$ 472,775
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 5	September 30, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 8,616 at September 30, 2004 and March 31, 2004 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 8,616 at September 30, 2004 and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  414,510
85,920
-----------
500,430

82,818
213,289
-----------
$  796,537
===========

$  133,386
-----------
133,386
-----------

471,545
-----------

265,313
(73,707)
-----------
191,606
-----------

$  796,537
===========

$  349,174
86,098
-----------
435,272

162,292
229,630
-----------
$  827,194
===========

$  96,999
-----------
96,999
-----------

464,362
-----------

338,798
(72,965)
-----------
265,833
-----------

$  827,194
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 6	September 30, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's,of which 10,105 at September 30, 2004 and March 31, 2004 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 10,105 at September 30, 2004 and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  385,753
73,563
-----------
459,316

142,113
825,834
-----------
$1,427,263
===========

$   64,629
7,972
-----------
72,601
-----------

683,898
-----------

752,782
(82,018)
-----------
670,764
-----------

$1,427,263
===========

$  401,535
70,976
-----------
472,511

136,979
858,488
-----------
$1,467,978
===========

$   90,272
0
-----------
90,272
-----------

610,503
-----------

848,257
(81,054)
-----------
767,203
-----------

$1,467,978
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 2 - 6	September 30, 2004 ---------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 37,228 at September 30, 2004 and March 31, 2004 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at September 30, 2004 and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$1,612,390
344,006
-----------
1,956,396

402,793
1,068,410
-----------
$3,427,599
===========

$  362,527
7,972
-----------
370,499
-----------

2,583,340
-----------

795,641
(321,881)
-----------
473,760
-----------

$3,427,599
===========

$1,432,697
341,977
-----------
1,774,674

647,814
1,135,715
-----------
$3,558,203
===========

$  380,829
0
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   2,786
0
---------
2,786
---------

16,956

8,223
5,971
174
---------
31,324
---------

(28,538)
(12,755)
---------
$ (41,293)
=========

$ (40,880)
(413)
---------
$ (41,293)
=========
$   (6.66)
=========

6,136
=========

$   3,533
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   2,467
0
---------
2,467
---------

15,756

8,598
5,508
0
---------
29,862
---------

(27,395)
0
---------
$ (27,395)
=========

$ (27,121)
(274)
---------
$ (27,395)
=========
$   (4.97)
=========

5,456
=========

$   3,138
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   3,181
5,693
---------
8,874
---------

19,362

10,840
6,817
0
---------
37,019
---------

(28,145)
0
---------
$ (28,145)
=========

$ (27,864)
(281)
---------
$ (28,145)
=========
$   (4.03)
=========

6,915
=========

$   3,994
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   3,987
8,902
---------
12,889
---------

23,795

13,457
8,815
1,141
---------
47,208
---------

(34,319)
(5,610)
---------
$ (39,929)
=========

$ (39,530)
(399)
---------
$ (39,929)
=========
$   (4.59)
=========

8,616
=========

$   5,009
0
---------
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   4,568
9,396
---------
13,964
---------

26,238

14,205
9,043
2,101
---------
51,587
---------

(37,623)
(8,864)
---------
$ (46,487)
=========

$ (46,022)
(465)
---------
$ (46,487)
=========
$   (4.55)
=========

10,105
=========

$   5,198
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   16,989
23,991
----------
40,980
----------

102,107

55,323
36,154
3,416
----------
197,000
----------

(156,020)
(27,229)
----------
$ (183,249)
==========

$ (181,417)
(1,832)
----------
$ (183,249)
==========

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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   5,302
3,945
---------
9,247
---------

33,912

15,296
7,696
348
---------
57,252
---------

(48,005)
(16,364)
---------
$ (64,369)
=========

$ (63,725)
(644)
---------
$ (64,369)
=========
$  (10.39)
=========

6,136
=========

$   7,123
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   4,723
9,002
----------
13,725
----------

31,512

15,992
6,459
0
----------
53,963
----------

(40,238)
0
----------
$ (40,238)
==========

$ (39,836)
(402)
----------
$ (40,238)
==========
$   (7.30)
==========

5,456
==========

$   6,316
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$   6,017
10,637
---------
16,654
---------

38,724

20,163
7,929
0
---------
66,816
---------

(50,162)
0
---------
$ (50,162)
=========

$ (49,660)
(502)
---------
$ (50,162)
=========
$   (7.18)
=========

6,915
=========

$   8,043
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project  Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$    7,559
16,560
---------
24,119
---------

47,590

25,030
10,097
2,282
---------
84,999
---------

(60,880)
(13,347)
---------
$  (74,227)
=========

$  (73,485)
(742)
---------
$  (74,227)
==========
$    (8.53)
==========

8,616
==========

$   10,162
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$    8,761
16,953
----------
25,714
----------

52,476

26,421
10,602
4,202
----------
93,701
----------

(67,987)
(28,452)
----------
$  (96,439)
==========

$  (95,475)
(964)
----------
$  (96,439)
==========
$    (9.45)
==========

10,105
==========

$   10,532
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   32,362
57,097
----------
89,459
----------

204,214

102,902
42,783
6,832
----------
356,731
----------

(267,272)
(58,163)
----------
$ (325,435)
==========

$ (322,181)
(3,254)
----------
$ (325,435)
==========

$   42,176
67,409
----------
109,585
----------

204,402

122,235
37,383
8,076
----------
372,096
----------

(262,511)
(161,590)
----------
$ (424,101)
==========

$ (419,861)
(4,240)
----------
$ (424,101)
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at September 30, 2003 Balance at March 31, 2004 Net Loss Balance at September 30, 2004	$ 61,063 (66,156) --------- $ (5,093) ========= $ (30,215) (63,725) --------- $ (93,940) =========	$ (53,726) (668) --------- $ (54,394) ========= $ (54,648) (644) --------- $ (55,292) =========	$ 7,337 (66,824) --------- $ (59,487) ========= $ (84,863) (64,369) -------- $(149,232) ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at September 30, 2003 Balance at March 31, 2004 Net Loss Balance at September 30, 2004	$ 52,562 (35,517) --------- $ 17,045 ========= $ (23,909) (39,836) --------- $ (63,745) =========	$ (47,768) (359) --------- $ (48,127) ========= $ (48,540) (402) --------- $ (48,942) =========	$ 4,794 (35,876) --------- $ (31,082) ========= $ (72,449) (40,238) --------- $(112,687) =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at September 30, 2003 Balance at March 31, 2004 Net Loss Balance at September 30, 2004	$ 82,068 (43,500) --------- $ 38,568 ========= $ (15,109) (49,660) --------- $ (64,769) =========	$ (60,438) (439) --------- $ (60,877) ========= $ (61,420) (502) --------- $ (61,922) =========	$ 21,630 (43,939) --------- $ (22,309) ========= $ (76,529) (50,162) --------- $(126,691) =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at September 30, 2003 Balance at March 31, 2004 Net Loss Balance at September 30, 2004	$ 601,187 (122,972) ---------- $ 478,215 ========== $ 338,798 (73,485) ---------- $ 265,313 ==========	$ (70,315) (1,242) --------- $ (71,557) ========= $ (72,965) (742) --------- $ (73,707) =========	$ 530,872 (124,214) ---------- $ 406,658 ========== $ 265,833 (74,227) ---------- $ 191,606 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at September 30, 2003 Balance at March 31, 2004 Net Loss Balance at September 30, 2004	$1,140,076 (151,716) ---------- $ 988,360 ========== $ 848,257 (95,475) ---------- $ 752,782 ==========	$ (78,106) (1,532) --------- $ (79,638) ========= $ (81,054) (964) --------- $ (82,018) =========	$1,061,970 (153,248) ---------- $ 908,722 ========== $ 767,203 (96,439) ---------- $ 670,764 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at September 30, 2003 Balance at March 31, 2004 Net Loss Balance at September 30, 2004	$1,936,956 (419,861) ---------- $1,517,095 ========== $1,117,822 (322,181) ---------- $ 795,641 ==========	$(310,353) (4,240) --------- $(314,593) ========= $(318,627) (3,254) --------- $(321,881) =========	$1,626,603 (424,101) ---------- $1,202,502 ========== $ 799,195 (325,435) ---------- $ 473,760 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

    Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning Of Year

Cash and Cash Equivalents at End of Year

	$ (64,369) 348 (4,589) 16,364 37,583 (3,445) 31,812 --------- 13,704 --------- 5,045 23,715 --------- 28,760 --------- 42,464 221,084 --------- $ 263,548 =========	$ (66,824) 348 (6,485) 18,142 33,932 (1,957) (1,403) --------- (24,247) --------- 4,156 24,653 --------- 28,809 --------- 4,562 243,155 --------- $ 247,717 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

    Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (40,238) 0 (4,082) 0 33,432 (9,002) 28,597 -------- 8,707 -------- 9,002 21,093 -------- 30,095 -------- 38,802 187,419 -------- $ 226,221 ========	$ (35,876) 258 (5,768) 2,296 30,182 (16,317) 8,456 -------- (16,769) -------- 16,317 21,928 -------- 38,245 -------- 21,476 201,450 -------- $ 222,926 ========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)
SERIES 4 --------	2004 ----	2003 ----

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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (50,162) 0 (5,172) 0 42,356 (10,629) 35,128 --------- 11,521 --------- 10,629 26,723 --------- 37,352 --------- 48,873 273,485 --------- $ 322,358 =========	$ (43,939) 618 (7,308) 7,614 38,238 (26,141) 16,329 --------- (14,589) --------- 26,141 27,781 --------- 53,922 --------- 39,333 273,896 --------- $ 313,229 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
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

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (74,227) 2,282 (6,446) 13,347 52,790 (16,560) 43,570 --------- 14,756 --------- 17,272 33,308 --------- 50,580 --------- 65,336 349,174 --------- $ 414,510 =========	$ (124,214) 2,404 (9,109) 58,287 47,659 (12,492) 1,593 --------- (35,872) --------- 14,145 34,624 --------- 48,769 --------- 12,897 385,402 --------- $ 398,299 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
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
   Increase in Other Payable

     Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

     Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (96,439) 4,202 (7,721) 28,452 0 (16,953) 47,752 7,972 --------- (32,735) --------- 16,953 0 --------- 16,953 --------- (15,782) 401,535 --------- $ 385,753 =========	$ (153,248) 4,448 (9,542) 75,251 0 (10,502) 10,990 0 --------- (82,603) --------- 12,019 0 --------- 12,019 --------- (70,584) 447,585 --------- $ 377,001 =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)
TOTAL SERIES 2 - 6 -----------------	2004 ----	2003 ----

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
   Increase in Other Payable

      Net Cash Provided by (Used in) Operating       Activities

Cash Flows from Investing Activities:
  Distributions Received from Project   Partnerships
  Redemption of Investment in Securities

      Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (325,435) 6,832 (28,010) 58,163 166,161 (56,589) 186,859 7,972 ---------- 15,953 ---------- 58,901 104,839 ---------- 163,740 ---------- 179,693 1,432,697 ---------- $1,612,390 ==========	$ (424,101) 8,076 (38,212) 161,590 150,011 (67,409) 35,965 0 ---------- (174,080) ---------- 72,778 108,986 ---------- 181,764 ---------- 7,684 1,551,488 ---------- $1,559,172 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2004

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 2004, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of September 30, 2004. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

  In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after December 15, 2004. The Partnership does not feel that there will be any effects on its results of operations as a result of the adoption of FIN46. Prior to the effective date of FIN46, Gateway is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with variable interest entities. Gateway's exposure to these losses is limited to its investment in the Project Partnerships which is $1,068,410 at September 30, 2004.

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 2004 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $75,763 for Series 2, $67,389 for Series 3, $85,375 for Series 4, $106,410 for Series 5 and $126,738 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.
	Estimated Market Value -----------	Cost Plus Accreted Interest ---------------	Gross Unrealized Gains and (Losses) --------
Series 2	$ 125,823	$ 120,140	$ 5,683
Series 3	111,880	106,862	5,018
Series 4	141,796	135,383	6,413
Series 5	176,676	168,738	7,938
Series 6	226,647	215,676	10,971

   As of September 30, 2004, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2	Series 3	Series 4
Due within 1 year	$ 61,174	$ 54,413	$ 68,936
After 1 year through 5 years	58,966	52,449	66,447
Total Amount Carried on Balance Sheet	$120,140 ========	$106,862 ========	$135,383 ========

	Series 5	Series 6	Total
Due within 1 year	$ 85,920	$ 73,563	$ 344,006
After 1 year through 5 years	82,818	142,113	402,793
Total Amount Carried on Balance Sheet	$168,738 ========	$215,676 ========	$ 746,799 =========

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

   For the six months ended September 30, 2004 and 2003 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                                  2004                2003
                                 -----                -----
   Series 2                    $ 33,912            $ 34,009
   Series 3                      31,512              31,329
   Series 4                      38,724              38,636
   Series 5                      47,590              47,740
   Series 6                      52,476              52,688
                              ---------           ---------
   Total                       $204,214             $204,402
                              =========           =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

   Series 2                   $ 15,296             $ 18,170
   Series 3                     15,992               18,997
   Series 4                     20,163               23,951
   Series 5                     25,030               29,733
   Series 6                     26,421               31,384
                              ---------            --------
   Total                      $102,902             $122,235
                              =========            ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes (Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5 - 36 and Series
6 - 38).

   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 2	SEPTEMBER 30, 2004 -----------	MARCH 31, 2004 --------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition   fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,716,122) (86,005) ----------- (277,449) 390,838 (84,102) ----------- $ 29,287 ===========	$ 4,524,678 (4,699,758) (84,405) ----------- (259,485) 390,838 (83,756) ----------- $ 47,597 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,622,110 for the period ended September 30, 2004 and cumulative suspended losses of $4,358,678 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 3	SEPTEMBER 30, 2004 -----------	MARCH 31, 2004 ----------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition   fees and expenses

Investments in Project Partnerships

	$ 3,888,713 (4,133,478) (164,417) ----------- (409,182) 491,746 (82,564) ----------- $ 0 ===========	$ 3,888,713 (4,133,478) (164,417) ----------- (409,182) 491,746 (82,564) ---------- $ 0 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,365,001 for the period ended September 30, 2004 and cumulative suspended losses of $5,123,116 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 4	SEPTEMBER 30, 2004 ------------	MARCH 31, 2004 ----------

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

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,394,491 for the period ended September 30, 2004 and cumulative suspended losses of $4,113,695 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 5	SEPTEMBER 30, 2004 -----------	MARCH 31, 2004 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition   fees and expenses

Investments in Project Partnerships

	$ 6,164,472 (6,261,175) (197,200) ----------- (293,903) 650,837 (143,645) ----------- $ 213,289 ===========	$ 6,164,472 (6,247,828) (196,488) ----------- (279,844) 650,837 (141,363) ----------- $ 229,630 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,271,815 for the period ended September 30, 2004 and cumulative suspended losses of $4,928,362 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 6	SEPTEMBER 30, 2004 -----------	MARCH 31, 2004 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition   fees and expenses

Investments in Project Partnerships

	$ 7,462,215 (7,007,493) (213,391) ----------- 241,331 785,179 (200,676) ----------- $ 825,834 ===========	$ 7,462,215 (6,979,041) (213,391) ---------- 269,783 785,179 (196,474) ---------- $ 858,488 ==========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,545,655 for the period ended September 30, 2004 and cumulative suspended losses of $3,303,141 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 2 - 6	SEPTEMBER 30, 2004 ----------	MARCH 31, 2004 ---------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
  Acquisition fees and expenses
  Accumulated amortization of acquisition   fees and expenses

Investments in Project Partnerships

	$ 26,992,597 (27,387,173) (785,832) ----------- (1,180,408) 2,881,567 (632,749) ----------- $ 1,068,410 ===========	$ 26,992,597 (27,329,010) (783,520) ----------- (1,119,933) 2,881,567 (625,919) ----------- $ 1,135,715 ===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,019,134
16,159,572
19,717
-----------
$18,198,423
===========

$   410,376
22,832,568
-----------
23,242,944
-----------

(4,940,257)
(104,264)
-----------
(5,044,521)
-----------
$18,198,423
===========

$ 1,397,969
-----------
969,884
278,206
432,501
-----------
1,680,591
-----------
$  (282,622)
===========
$    (2,826)
===========
$  (279,796)
263,432
-----------
$   (16,364)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,517,839
13,315,959
157,775
-----------
$15,991,573
===========

$   231,143
21,535,458
-----------
21,766,601
-----------

(6,166,852)
391,824
-----------
(5,775,028)
-----------
$15,991,573
===========

$ 1,378,890
-----------
915,425
239,791
469,481
-----------
1,624,697
-----------
$  (245,807)
===========
$    (3,922)
===========
$  (241,885)
241,885
-----------
$         0
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,396,831
20,533,790
14,327
-----------
$22,944,948
===========

$   795,850
26,289,686
-----------
27,085,536
-----------

(4,885,628)
745,040
-----------
(4,140,588)
-----------
$22,944,948
===========

$ 1,647,351
-----------
1,137,085
304,708
489,839
-----------
1,931,632
-----------
$  (284,281)
===========
$    (3,485)
===========
$  (280,796)
280,796
-----------
$         0
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,152,741
23,845,636
14,283
-----------
$27,012,660
===========

$   627,465
32,229,915
-----------
32,857,380
-----------

(5,554,612)
(290,108)
-----------
(5,844,720)
-----------
$27,012,660
===========

$ 2,084,010
-----------
1,421,201
376,155
647,058
-----------
2,444,414
-----------
$  (360,404)
===========
$    (3,605)
===========
$  (356,799)
343,452
-----------
$   (13,347)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,972,583
27,641,110
21,394
-----------
$31,635,087
===========

$   562,109
34,867,631
-----------
35,429,740
-----------

(3,356,750)
(437,903)
-----------
(3,794,653)
-----------
$31,635,087
===========

$ 2,283,921
-----------
1,480,313
404,514
673,929
-----------
2,558,756
-----------
$  (274,835)
===========
$    (3,869)
===========
$  (270,966)
242,514
-----------
$   (28,452)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 14,059,128
101,496,067
227,496
------------
$115,782,691
============

2,626,943
137,755,258
------------
140,382,201
------------

(24,904,099)
304,589
------------
(24,599,510)
------------
$115,782,691
============

$  8,792,141
------------
5,923,908
1,603,374
2,712,808
------------
10,240,090
------------
$ (1,447,949)
============
$    (17,707)
============
$ (1,430,242)
1,372,079
------------
$    (58,163)
============

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

   As disclosed on the statement of operations for each Series, interest income is lower for the six and three months ended September 30, 2004 and September 30, 2003, due to lower interest rates. The General and Administrative expenses - General Partner for the six months ended September 30, 2004 are lower for the same period ended September 30, 2003. This decrease was due to a one-time adjustment in the prior period due to the change in the cost allocation methods. There were no other unusual variations in the operating results between these two periods.

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

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2004 decreased from $18,142 for the six months ended September 30, 2003 to $16,364 as a result of an increase in rental revenue. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At September 30, 2004, the Series had $263,548 of short-term investments (Cash and Cash Equivalents). It also had $120,140 in Zero Coupon Treasuries with annual maturities providing $61,174 in fiscal year 2006 increasing to $58,966 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $64,369 for the six months ended September 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $16,364 and the changes in operating assets and liabilities, net cash provided by operating activities was $13,704. Net cash provided by investing activities totaled $28,760, consisting of $5,045 in cash distributions from the Project Partnerships and $23,715 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2004 decreased from $2,296 for the six months ended September 30, 2003 to $0 as a result of the suspension of all income and loss in this Series so that the Investment in Project Partnerships does not fall below zero.

   At September 30, 2004, the Series had $226,221 of short-term investments (Cash and Cash Equivalents). It also had $106,862 in Zero Coupon Treasuries with annual maturities providing $54,413 in fiscal year 2006 decreasing to $52,449 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $40,238 for the six months ended September 30, 2004. However, after adjusting for the changes in operating assets and liabilities, net cash provided by operating activities was $8,707. Net cash provided by investing activities totaled $30,095, consisting of $9,002 in cash distributions from the Project Partnerships and $21,093 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2004 decreased from $7,614 for the six months ended September 30, 2003 to $0 as a result of the suspension of all income and loss in this Series so that the Investment in Project Partnerships does not fall below zero.

   At September 30, 2004, the Series had $322,538 of short-term investments (Cash and Cash Equivalents). It also had $135,383 in Zero Coupon Treasuries with annual maturities providing $68,936 in fiscal year 2006 decreasing to $66,447 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $50,162 for the six months ended September 30, 2004. However, after adjusting for the changes in operating assets and liabilities, net cash provided by operating activities was $11,521. Net cash provided by investing activities totaled $37,352, consisting of $10,629 in cash distributions from the Project Partnerships and $26,723 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2004 decreased from $58,287 for the six months ended September 30, 2003 to $13,347 as a result of an increase in rental income.

   At September 30, 2004, the Series had $414,510 of short-term investments (Cash and Cash Equivalents). It also had $168,738 in Zero Coupon Treasuries with annual maturities providing $85,920 in fiscal year 2006 decreasing to $82,818 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $74,227 for the six months ended September 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $13,347 and the changes in operating assets and liabilities, net cash provided by operating activities was $14,756. Net cash provided by investing activities totaled $50,580, consisting of $17,272 in cash distributions from the Project Partnerships and $33,308 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2004 decreased from $75,251 for the six months ended September 30, 2003 to $28,452 as a result of an increase in rental income.

   At September 30, 2004, the Series had $385,753 of short-term investments (Cash and Cash Equivalents). It also had $215,676 in Zero Coupon Treasuries with annual maturities providing $73,563 in fiscal year 2005 decreasing to $70,128 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $96,439 for the six months ended September 30, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $28,452 and the changes in operating assets and liabilities, net cash used in operating activities was $32,735. Net cash provided by investing activities totaled $16,953, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: November 15, 2004           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: November 15, 2004           By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

Date: November 15, 2004           By:/s/ Carol Georges
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

Date: November 15, 2004          By:/s/ Ronald M. Diner
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

Date: November 15, 2004           By:/s/ Carol Georges
                                  Carol Georges
                                  Vice President and Director of Accounting