Form 10-Q
period 2004-12-31
GATEWAY TAX CREDIT FUND II LTD
filed 2005-02-11
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended             December 31, 2004

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
Title of Each Class                                         December 31, 2004
Beneficial Assignee Certificates:
$1,000 per certificate                                            37,228

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2004 Form 10-K, filed with the
Securities and Exchange Commission on July 13, 2004
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-31821

PART I - Financial Information
  Item 1. Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 2	December 31, 2004 ---------- (Unaudited)	March 31, 2004 --------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

    Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,
of which 6,136 at December 31, 2004
and March 31, 2004 have been issued to
the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000
stated value per BAC, 6,136 at December
31, 2004 and March 31, 2004, issued and
outstanding
General Partners

  Total Partners' Deficit

    Total Liabilities and Partners' Deficit

$  238,004
62,374
----------
300,378

60,129
20,481
-----------
$  380,988
===========

$   44,049
-----------
44,049
-----------

514,904
-----------

(122,386)
(55,579)
----------(177,965)
----------
$  380,988
==========

$ 221,084
61,300
----------
282,384

115,551
47,597
----------
$ 445,532
==========

$  63,359
----------
63,359
----------

467,036
----------

(30,215)
(54,648)
----------
(84,863)
----------
$ 445,532
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 3	December 31, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:

 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,
of which 5,456 at December 31, 2004 and
March 31, 2004 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 5,456 at December 31, 2004
and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Deficit

    Total Liabilities and Partners' Deficit

$  223,840
55,480
----------
279,320

53,484
0
----------$  332,804
==========

$   48,160
----------
48,160
----------

414,991
----------

(81,228)
(49,119)
----------
(130,347)
----------
$  332,804
==========

$ 187,419
54,525
----------
241,944

102,780
0
----------
$ 344,724
==========

$  63,415
----------
63,415
----------

353,758
----------

(23,909)
(48,540)
----------
(72,449)
----------
$ 344,724
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 4	December 31, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,
of which 6,915 at December 31, 2004 and
March 31, 2004 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 6,915 at December 31, 2004
and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Deficit

    Total Liabilities and Partners' Deficit

$  314,388
70,288
----------
384,676

67,758
0
----------
$  452,434
==========

$   54,719
----------
54,719
----------

551,114
----------

(91,210)
(62,189)
----------
(153,399)
----------
$  452,434
==========

$ 273,485
69,078
----------
342,563

130,212
0
----------
$ 472,775
==========

$  66,784
----------
66,784
----------

482,520
----------

(15,109)
(61,420)
----------
(76,529)
----------
$ 472,775
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 5	December 31, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,
of which 8,616 at December 31, 2004 and
March 31, 2004 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 8,616 at December 31, 2004
and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  244,526
157,126
87,604
----------
489,256

84,452
49,573
----------
$   623,281
===========

$   71,156
-----------
71,156
-----------

397,519
-----------

228,683
(74,077)
-----------
154,606
-----------
$   623,281
===========

$  349,174
0
86,098
-----------
435,272

162,292
229,630
-----------
$  827,194
===========

$  96,999
-----------
96,999
-----------

464,362
-----------

338,798
(72,965)
-----------
265,833
-----------
$  827,194
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 6	December 31, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,
of which 10,105 at December 31, 2004
and March 31, 2004 have been issued to
the assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 10,105 at December 31, 2004
and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$  376,987
74,893
----------
451,880

144,750
802,631
----------
$ 1,399,261
===========

$   66,824
-----------
66,824
-----------

710,669
-----------

704,276
(82,508)
-----------
621,768
-----------
$ 1,399,261
===========

$  401,535
70,976
-----------
472,511

136,979
858,488
-----------
$1,467,978
===========

$   90,272
-----------
90,272
-----------

610,503
-----------

848,257
(81,054)
-----------
767,203
-----------
$1,467,978
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 2 - 6	December 31, 2004 --------- (Unaudited)	March 31, 2004 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest
consisting of 40,000 authorized BAC's,
of which 37,228 at December 31, 2004 and
March 31, 2004 have been issued to the
assignees
Assignees
 Units of beneficial interest of the
limited partnership interest of the
assignor limited partner, $1,000 stated
value per BAC, 37,228 at December 31, 2004
and March 31, 2004, issued and outstanding
General Partners

  Total Partners' Equity

    Total Liabilities and Partners' Equity

$ 1,397,745
157,126
350,639
----------
1,905,510

410,573
872,685
----------
$ 3,188,768
==========

$  284,908
----------284,908
----------

2,589,197
----------

638,135
(323,472)
-----------
314,663
-----------
$ 3,188,768
===========

$1,432,697
0
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

  Total Expenses

Loss Before Equity in Losses of Project
Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$    3,156
3,702
----------
6,858
-----------

16,956

8,280
1,550
174
----------
26,960
----------

(20,102)
(8,631)
----------
$  (28,733)
==========

(28,446)
(287)
----------
$  (28,733)
==========
$    (4.64)
==========
6,136
==========

$    3,568
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$    2,830
5,380
----------
8,210
----------

15,756

8,656
1,458
0
----------
25,870
----------

(17,660)
0
----------
$  (17,660)
==========

(17,483)
(177)
----------
$  (17,660)
==========
$    (3.20)
==========
5,456
==========

$    3,171
0
----------
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   3,690
1,884
----------
5,574
-----------

19,362

10,915
2,005
0
----------
32,282
----------

(26,708)
0
----------
$ (26,708)
==========

(26,441)
(267)
----------
$ (26,708)
==========
$   (3.82)
==========
6,915
==========

$   4,052
0
----------
4,052
-----------

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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   4,254
2,172
----------
6,426
-----------

23,795

13,550
1,970
1,141
----------
40,456
----------

(34,030)
(2,970)
----------
$ (37,000)
==========

(36,630)
(370)
----------
$ (37,000)
==========
$   (4.25)
==========
8,616
==========

$   5,054
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee
 Certificates Outstanding

$   5,193
10,174
---------
15,367
----------

26,238

14,302
2,475
2,101
---------
45,116
---------

(29,749)
(19,247)
---------
$ (48,996)
=========

(48,506)
(490)
---------
$ (48,996)
=========
$   (4.80)
=========
10,105
=========

$   5,247
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   19,123
23,312
----------
42,435
-----------

102,107

55,703
9,458
3,416
----------
170,684
----------

(128,249)
(30,848)
----------
$(159,097)
==========

(157,506)
(1,591)
----------
$(159,097)
==========

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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$    8,458
7,647
----------
16,105
-----------

50,868

23,576
9,246
522
----------
84,212
----------

(68,107)
(24,995)
----------
$  (93,102)
==========

(92,171)
(931)
----------
$  (93,102)
==========

$   (15.02)
===========
6,136
===========

$   10,691
5,750
----------
16,441
-----------

51,014

25,206
6,289
522
----------
83,031
----------

(66,590)
(24,498)
----------
$  (91,088)
==========

(90,177)
(911)
----------
$  (91,088)
==========

$   (14.70)
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$   7,553
14,382
---------
21,935
----------

47,268

24,648
7,917
0
---------
79,833
---------

(57,898)
0
---------
$ (57,898)
=========

(57,319)
(579)
---------
$ (57,898)
=========

$  (10.51)
=========
5,456
=========

$   9,487
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$    9,707
12,521
----------
22,228
-----------

58,086

31,078
9,934
0
----------
99,098
----------

(76,870)
0
----------
$  (76,870)
==========

(76,101)
(769)
----------
$  (76,870)
==========

$   (11.01)
==========
6,915
==========

$   12,095
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$   11,813
18,732
----------
30,545
-----------

71,385

38,580
12,067
3,423
----------
125,455
----------

(94,910)
(16,317)
----------
$ (111,227)
==========

(110,115)
(1,112)
----------
$ (111,227)
==========

$   (12.78)
==========
8,616
==========

$   15,216
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
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$   13,954
27,127
----------
41,081
-----------

78,714

40,723
13,077
6,303
----------
138,817
----------

(97,736)
(47,699)
----------
$ (145,435)
==========

(143,981)
(1,454)
----------
$ (145,435)
==========

$   (14.25)
==========
10,105
==========

$   15,779
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   51,485
80,409
----------
131,894
-----------

306,321

158,605
52,241
10,248
----------
527,415
----------

(395,521)
(89,011)
----------
$  (484,532)
==========

(479,687)
(4,845)
----------
$  (484,532)
===========

$   63,268
72,952
----------
136,220
-----------

306,604

169,566
44,333
12,114
----------
532,617
----------

(396,397)
(292,967)
----------
$  (689,364)
==========

(682,470)
(6,894)
----------
$  (689,364)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)
SERIES 2	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2003 Net Loss Balance at December 31, 2003 Balance at March 31, 2004 Net Loss Balance at December 31, 2004	$ 61,063 (90,177) ---------- $ (29,114) =========== $ (30,215) (92,171) ----------- $ (122,386) ===========	$ (53,726) (911) ---------- $ (54,637) ========== $ (54,648) (931) ---------- $ (55,579) ==========	$ 7,337 (91,088) ----------- $ (83,751) =========== $ (84,863) (93,102) ----------- $ (177,965) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)
SERIES 3	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2003 Net Loss Balance at December 31, 2003 Balance at March 31, 2004 Net Loss Balance at December 31, 2004	$ 52,562 (58,589) ----------- $ (6,027) =========== $ (23,909) (57,319) ----------- $ (81,228) ===========	$ (47,768) (592) ----------- $ (48,360) =========== $ (48,540) (579) ----------- $ (49,119) ===========	$ 4,794 (59,181) ---------- $ (54,387) =========== $ (72,449) (57,898) ----------- $ (130,347) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)
SERIES 4	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2003 Net Loss Balance at December 31, 2003 Balance at March 31, 2004 Net Loss Balance at December 31, 2004	$ 82,068 (72,945) ----------- $ 9,123 =========== $ (15,109) (76,101) ----------- $ (91,210) ===========	$ (60,438) (737) ---------- $ (61,175) ========== $ (61,420) (769) ----------- $ (62,189) ===========	$ 21,630 (73,682) ---------- $ (52,052) ========== $ (76,529) (76,870) ---------- $(153,399) ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)
SERIES 5	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2003 Net Loss Balance at December 31, 2003 Balance at March 31, 2004 Net Loss Balance at December 31, 2004	$ 601,187 (193,537) ------------ $ 407,650 ============ $ 338,798 (110,115) ------------ $ 228,683 ============	$ (70,315) (1,955) ----------- $ (72,270) =========== $ (72,965) (1,112) ----------- $ (74,077) ===========	$ 530,872 (195,492) ------------ $ 335,380 ============ $ 265,833 (111,227) ------------ $ 154,606 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)
SERIES 6	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2003 Net Loss Balance at December 31, 2003 Balance at March 31, 2004 Net Loss Balance at December 31, 2004	$ 1,140,076 (267,222) ----------- $ 872,854 ============ $ 848,257 (143,981) ------------ $ 704,276 ============	$ (78,106) (2,699) ---------- $ (80,805) =========== $ (81,054) (1,454) ----------- $ (82,508) ===========	$ 1,061,970 (269,921) ----------- $ 792,049 ============ $ 767,203 (145,435) ------------ $ 621,768 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF PARTNERS' EQUITY (Deficit)
FOR THE NINE MONTHS ENDED DECEMBER 30, 2004 AND 2003
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners (Deficit) --------	Total -----
Balance at March 31, 2003 Net Loss Balance at December 31, 2003 Balance at March 31, 2004 Net Loss Balance at December 31, 2004	$ 1,936,956 (682,470) ----------- $ 1,254,486 ============ $ 1,117,822 (479,687) ------------ $ 638,135 ============	$ (310,353) (6,894) ---------- $ (317,247) =========== $ (318,627) (4,845) ----------- $ (323,472) ===========	$ 1,626,603 (689,364) ----------- $ 937,239 ============ $ 799,195 (484,532) ------------ $ 314,663 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
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
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

      Net Cash Provided by Investing Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (93,102) 522 (6,952) 24,995 37,583 (7,147) 0 28,558 ---------- (15,543) ---------- 8,748 23,715 ---------- 32,463 ---------- 16,920 221,084 ---------- $ 238,004 ==========	$ (91,088) 522 (9,824) 24,498 33,934 (5,750) (1,957) 3,803 ---------- (45,862) ---------- 7,350 24,653 ---------- 32,003 ---------- (13,859) 243,155 ---------- $ 229,296 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
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
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

     Net Cash Provided by Investing Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (57,898) 0 (6,184) 0 33,432 (14,382) 45,978 ---------- 946 ---------- 14,382 21,093 ---------- 35,475 ---------- 36,421 187,419 ---------- $ 223,840 ==========	$ (59,181) 387 (8,738) 4,682 30,183 (16,317) 9,178 ---------- (39,806) ---------- 16,317 21,928 ---------- 38,245 ---------- (1,561) 201,450 ---------- $ 199,889 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
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
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

     Net Cash Provided by Investing Activities

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (76,870) 0 (7,834) 0 42,355 (12,513) 56,529 ---------- 1,667 ---------- 12,513 26,723 ---------- 39,236 ---------- 40,903 273,485 ---------- $ 314,388 ==========	$ (73,682) 927 (11,070) 11,354 38,238 (26,141) 23,743 ---------- (36,631) ---------- 26,140 27,781 ---------- 53,921 ---------- 17,290 273,896 ---------- $ 291,186 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
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
      (Decrease) Increase in Payable to General       Partners

      Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

      Net Cash Provided by Investing Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (111,227) 3,423 (9,764) 16,317 52,790 (18,732) (92,686) ---------- (159,879) ---------- 21,923 33,308 ---------- 55,231 ---------- (104,648) 349,174 ---------- $ 224,526 ==========	$ (195,492) 3,606 (13,797) 96,938 47,658 (13,242) 6,205 ---------- (68,124) ---------- 17,505 34,624 ---------- 52,129 ---------- (15,995) 385,402 ---------- $ 369,407 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)
SERIES 6 -------	2004 ----	2003 ----

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

Cash Flows from Investing Activities:
 Distributions Received from Project
 Partnerships

      Net Cash Provided by Investing Activities

Decrease in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (145,435) 6,303 (11,688) 47,699 (27,127) 76,718 ---------- (53,530) ---------- 28,982 ---------- 28,982 ---------- (24,548) 401,535 ---------- $ 376,987 ==========	$ (269,921) 6,672 (14,444) 155,495 (11,502) 16,660 ---------- (117,040) ---------- 13,941 ---------- 13,941 ---------- (103,099) 447,585 ---------- $ 344,486 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
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
 Distributions Received from Project
 Partnerships
 Redemption of Investment in Securities

      Net Cash Provided by Investing Activities

Increase (Decrease) in Cash and Cash Equivalents

Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Year

	$ (484,532) 10,248 (42,422) 89,011 166,160 (79,901) 0 115,097 ---------- (226,339) ---------- 86,548 104,839 ---------- 191,387 ---------- (34,952) 1,432,697 ---------- $ 1,397,745 ==========	$ (689,364) 12,114 (57,873) 292,967 150,013 (72,952) (1,957) 59,589 ---------- (307,463) ---------- 81,253 108,986 ---------- 190,239 ---------- (117,224) 1,551,488 ---------- $ 1,434,264 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2004

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 2004, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of December 31, 2004. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Reclassifications

   For comparability, the 2003 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2004.

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

Recent Accounting Pronouncements

  In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period ending after December 15, 2004. Gateway has evaluated the effect of the adoption of FIN46 and has determined that consolidation is not required.

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2004 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $78,125 for Series 2, $69,491 for Series 3, $88,038 for Series 4, $109,728 for Series 5 and $130,705 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.
	Estimated Market Value -----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 2	$ 127,035	$ 122,503	$ 4,532
Series 3	112,959	108,964	3,995
Series 4	143,164	138,046	5,118
Series 5	178,380	172,056	6,324
Series 6	229,259	219,643	9,616

   As of December 31, 2004, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 62,374	$ 55,480	$ 70,288
After 1 year through 5 years	60,129	53,484	67,758
Total Amount Carried on Balance Sheet	--------- $ 122,503 ==========	--------- $ 108,964 ==========	--------- $ 138,046 ==========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 87,604	$ 74,893	$ 350,639
After 1 year through 5 years	84,452	144,750	410,573
Total Amount Carried on Balance Sheet	--------- $ 172,056 ==========	--------- $ 219,643 ==========	--------- $ 761,212 ==========

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

   For the nine months ended December 31, 2004 and 2003 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                               2004             2003
                            -------           ------
Series 2                   $  50,868        $  51,014
Series 3                      47,268           46,994
Series 4                      58,086           57,954
Series 5                      71,385           71,610
Series 6                      78,714           79,032
                           ---------        ---------
Total                      $ 306,321        $ 306,604
                           =========        =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

                               2004             2003
                            -------           ------
Series 2                   $  23,576        $  25,206
Series 3                      24,648           26,352
Series 4                      31,078           33,225
Series 5                      38,580           41,246
Series 6                      40,723           43,537
                           ---------          -------
Total                      $ 158,605        $ 169,566
                           =========        =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 2004, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 148 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes (Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5 - 36 and Series
6 - 38).

   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 2	DECEMBER 31, 2004 ----------------	MARCH 31, 2004 -------------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,724,753) (86,006) ----------- (286,081) 390,838 (84,276) ----------- $ 20,481 ============	$ 4,524,678 (4,699,758) (84,405) ----------- (259,485) 390,838 (83,756) ----------- $ 47,597 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,742,022 for the period ended December 31, 2004 and cumulative suspended losses of $4,358,678,for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 3	DECEMBER 31, 2004 ----------------	MARCH 31, 2004 -------------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 3,888,713 (4,133,478) (164,417) --------- (409,182) 491,746 (82,564) ---------- $ 0 ===========	$ 3,888,713 (4,133,478) (164,417) ---------- (409,182) 491,746 (82,564) ---------- $ 0 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,498,198 for the period ended December 31, 2004 and cumulative suspended losses of $5,123,116 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 4	DECEMBER 31, 2004 ---------------	MARCH 31, 2004 -------------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,952,519 (5,268,905) (124,819) ----------- (441,205) 562,967 (121,762) ---------- $ 0 ===========	$ 4,952,519 (5,268,905) (124,819) ---------- (441,205) 562,967 (121,762) ---------- $ 0 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,533,091 for the period ended December 31, 2004 and cumulative suspended losses of $4,113,695 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 5	DECEMBER 31, 2004 ----------------	MARCH 31, 2004 -------------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 6,164,472 (6,264,145) (356,805) ---------- (456,478) 650,837 (144,786) ---------- $ 49,573 ===========	$ 6,164,472 (6,247,828) (196,488) ---------- (279,844) 650,837 (141,363) ---------- $ 229,630 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,413,213 for the period ended December 31, 2004 and cumulative suspended losses of $4,928,362 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 6	DECEMBER 31, 2004 ----------------	MARCH 31, 2004 --------------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,462,215 (7,026,740) (215,246) ---------- 220,229 785,179 (202,777) ---------- $ 802,631 ===========	$ 7,462,215 (6,979,041) (213,391) ---------- 269,783 785,179 (196,474) ---------- $ 858,488 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,674,248 for the period ended December 31, 2004 and cumulative suspended losses of $3,303,141 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 2 - 6	DECEMBER 31, 2004 ----------------	MARCH 31, 2004 --------------

Capital Contributions to Project Partner-
ships and purchase price paid for limited
partner interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the
underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 26,992,597 (27,418,021) (947,293) ---------- (1,372,717) 2,881,567 (636,165) ---------- $ 872,685 ===========	$ 26,992,597 (27,329,010) (783,520) ----------- (1,119,933) 2,881,567 (625,919) ----------- $ 1,135,715 ===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,071,613
15,943,321
17,341
-----------
$18,032,275
===========

$   374,070
22,832,568
-----------
23,206,638
-----------

(5,068,800)
(105,563)
-----------
(5,174,363)
-----------
$18,032,275
===========

$ 2,076,963
-----------
1,423,367
417,308
648,752
-----------
2,489,427
-----------
$  (412,464)
===========
$    (4,125)
===========
$  (408,339)
383,344
-----------
$   (24,995)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,520,385
13,081,481
157,742
-----------
$15,759,608
===========

$   134,511
21,535,458
-----------
21,669,969
-----------

(6,300,049)
389,688
-----------
(5,910,361)
-----------
$15,759,608
===========

$ 2,070,854
-----------
1,388,087
359,686
704,220
-----------
2,451,993
-----------
$ (381,139)
===========
$   (6,057)
===========
$ (375,082)
375,082
-----------
$        0)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,389,131
20,288,918
11,913
-----------
$22,689,962
===========

$   681,132
26,289,686
-----------
26,970,818
-----------

(5,024,227)
743,371
-----------
(4,280,856)
-----------
$22,689,962
===========

$ 2,489,062
-----------
1,721,791
457,061
734,759
-----------
2,913,611
-----------
$  (424,549)
===========
$    (5,153)
===========
$  (419,396)
419,396
-----------
$         0
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,308,107
23,522,107
4,281
-----------
$26,834,495
===========

$   595,127
32,229,915
-----------
32,825,042
-----------

(5,698,981)
(291,566)
-----------
(5,990,547)
-----------
$26,834,495
===========

$ 3,145,478
-----------
2,116,889
564,232
970,587
-----------
3,651,708
-----------
$ (506,230)
===========
$   (5,062)
===========
$ (501,168)
484,851
-----------
$  (16,317)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 4,055,461
27,304,203
11,635
-----------
$31,371,299
===========

$   447,698
34,867,631
-----------
35,315,329
-----------

(3,504,591)
(439,439)
-----------
(3,944,030)
-----------
$31,371,299
===========

$ 3,457,602
-----------
2,264,148
606,771
1,010,894
-----------
3,881,813
-----------
$ (424,211)
===========
$   (5,405)
===========
$ (418,806)
371,107
-----------
$  (47,699)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 14,344,697
100,140,030
202,912
-----------
$114,687,639
===========

$  2,232,538
137,755,258
-----------
139,987,796
-----------

(25,596,648)
296,491
-----------
(25,300,157)
-----------
$114,687,639
===========

$ 13,239,959
-----------
8,914,282
2,405,058
4,069,212
-----------
15,388,552
-----------
$(2,148,593)
===========
$   (25,802)
===========
$(2,122,791)
2,033,780
-----------
$   (89,011)
===========

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

   As disclosed on the statement of operations for each Series, interest income is lower for the nine and three months ended December 31, 2004 and December 31, 2003, due to lower interest rates. The General and Administrative expenses - General Partner for the nine months ended December 31, 2004 are lower for the same period ended December 31, 2003. This decrease was due to a one-time adjustment in the prior period due to the change in the cost allocation methods. There were no other unusual variations in the operating results between these two periods.

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

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2004 increased slightly from $24,498 for the nine months ended December 31, 2003 to $24,995. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2004, the Series had $238,004 of short-term investments (Cash and Cash Equivalents). It also had $122,503 in Zero Coupon Treasuries with annual maturities providing $62,374 in fiscal year 2005 decreasing to $60,129 in fiscal year 2006. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $93,102 for the nine months ended December 31, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $24,995 and the changes in operating assets and liabilities, net cash used in operating activities was $15,543. Net cash provided by investing activities totaled $32,463, consisting of $8,748 in cash distributions from the Project Partnerships and $23,715 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2004 decreased from $4,682 for the nine months ended December 31, 2003 to $0 as a result of the suspension of all income and loss in this Series so that the Investment in Project Partnerships does not fall below zero.

   At December 31, 2004, the Series had $223,840 of short-term investments (Cash and Cash Equivalents). It also had $108,964 in Zero Coupon Treasuries with annual maturities providing $55,480 in fiscal year 2005 decreasing to $53,484 in fiscal year 2006. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $57,898 for the nine months ended December 31, 2004. However, after adjusting for the changes in operating assets and liabilities, net cash provided by operating activities was $946. Net cash provided by investing activities totaled $35,475, consisting of $14,382 in cash distributions from the Project Partnerships and $21,093 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2004 decreased from $11,354 for the nine months ended December 31, 2003 to $0 as a result of the suspension of all income and loss in this Series so that the Investment in Project Partnerships does not fall below zero.

   At December 31, 2004, the Series had $314,388 of short-term investments (Cash and Cash Equivalents). It also had $138,046 in Zero Coupon Treasuries with annual maturities providing $70,288 in fiscal year 2005 decreasing to $67,758 in fiscal year 2006. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $76,870 for the nine months ended December 31, 2004. However, after adjusting for the changes in operating assets and liabilities, net cash provided by operating activities was $1,667. Net cash provided by investing activities totaled $39,236, consisting of $12,513 in cash distributions from the Project Partnerships and $26,723 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2004 decreased from $96,938 for the nine months ended December 31, 2003 to $16,317 as a result of an increase in rental income.

   At December 31, 2004, the Series had $244,526 of short-term investments (Cash and Cash Equivalents). It also had $172,056 in Zero Coupon Treasuries with annual maturities providing $87,604 in fiscal year 2005 decreasing to $84,452 in fiscal year 2006. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $111,227 for the nine months ended December 31, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $16,317 and the changes in operating assets and liabilities, net cash used in operating activities was $159,879. Net cash provided by investing activities totaled $55,231, consisting of $21,923 in cash distributions from the Project Partnerships and $33,308 from matured Zero Coupon Treasuries.

   One of the Project Partnerships, Highland View, L.P., sold its property. The proceeds from this sale are in the amount of $157,126 and have been received by Gateway as of the quarter ended December 31, 2004. The proceeds are currently being held in an escrow account for the benefit of the Limited Partners. The financial information of the Project Partnerships presented in these financial statements is on a three-month lag; thus, the gain associated with the sale of the Project Partnerships' assets will be reflected in the financial statements for the year ended March 31, 2005.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2004 decreased from $155,495 for the nine months ended December 31, 2003 to $47,699 as a result of an increase in rental income.

   At December 31, 2004, the Series had $376,987 of short-term investments (Cash and Cash Equivalents). It also had $219,643 in Zero Coupon Treasuries with annual maturities providing $74,892 in fiscal year 2005 decreasing to $71,438 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $145,435 for the nine months ended December 31, 2004. However, after adjusting for Equity in Losses of Project Partnerships of $47,699 and the changes in operating assets and liabilities, net cash used in operating activities was $53,530. Net cash provided by investing activities totaled $28,982, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: February 11, 2005           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: February 11, 2005           By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

Date: February 11, 2005           By:/s/ Carol Georges
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

Date: February 11, 2005         By:/s/ Ronald M. Diner
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

Date: February 11, 2005        By:/s/ Carol Georges
                               Carol Georges
                               Vice President and Director of Accounting