Form 10-K
period 2005-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2005-07-13
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 (FEE REQUIRES)

For the fiscal year ended              March 31, 2005

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
  Title of Each Class                               March 31, 2005
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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2005, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Assignees.

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5, and 6, respectively had been issued as of March 31, 2005. Each series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each series were used to acquire Project Partnerships which are specifically allocated to such series. Income or loss and all tax items from the Project Partnerships acquired by each series are specifically allocated among the Assignees of such series.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners. Profit or loss and cash distributions from sales of property will be allocated as described in the Limited Partnership Agreement.

   As of March 31, 2005, Gateway had invested in 22 Project Partnerships for Series 2, 23 Project Partnerships for Series 3, 29 Project Partnerships for Series 4, 35 Project Partnerships for Series 5 and 38 Project Partnerships for Series 6. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. As of March 31, 2005 each series was fully invested in Project Partnerships and management plans no new investments in the future.

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

   The General Partners do not believe the Project Partnerships are subject to the risks generally associated with conventionally financed non-subsidized apartment properties. Risks related to the operations of Gateway are described in detail on pages 23 through 34 of the Prospectus, as supplemented, under the Caption "Risk Factors" which is incorporated herein by reference. The investment objectives of Gateway are to:

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

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2005 the investor capital contributions were successfully invested in Project Partnerships, which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

   Gateway has no direct employees. Services are performed by the Managing General Partner and its affiliates and by agents retained by it. The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Exit Strategy

   The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. With that in mind, the Partnership is continuing to review the Partnership's holdings, with special emphasis on the properties that are at or very near the satisfaction of the IRS compliance period requirements. The Partnership's review considers many factors including extended use low-income housing regulation requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

   Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investor's return wherever possible and ultimately, to wind down those funds that no longer provide tax benefits to investors. As of March 31, 2005, one project partnership, Highland View Apartments has been sold.

   Gateway has no direct employees. The General Partners have full and exclusive discretion in management and control of Gateway.

Item 2.  Properties

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single investment in a Project Partnership in Series 2 is 8.7% of the Series' total assets, Series 3 is 0%, Series 4 is 0%, Series 5 is 12.6% and Series 6 is 26.3%. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2004:

SERIES 2
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST -----------	OCCU-PANCY RATE -----

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

854,562

859,698

1,458,066

1,564,010

1,293,889

1,233,935

1,076,098

1,517,589

1,245,870

3,496,824

781,460

1,057,871

1,794,542

1,081,582

700,935

955,815

1,320,641

1,782,517

1,781,614

1,337,891

532,889
-----------
$28,527,836
===========

100% 88% 75% 85% 81% 82% 92% 80% 91% 94% 97% 100% 97% 96% 97% 90% 100% 100% 100% 98% 96% 100%

The aggregate average effective rental per unit is $3,768 per year ($314 per month).

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

Inverness Club's occupancy rate was 97% and its average effective annual rental per unit was $5,333 ($444 per month) on December 31, 2004. The land cost was $205,500 and the building cost was $3,291,324. The building is depreciated using the straight line method over 27.5 years. Management believes the property insurance coverage is adequate. For the year ended December 31, 2004 the real estate taxes were $58,925.
Item 2 - Properties (continued): SERIES 3 PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST -----------	OCCU-PANCY RATE -----

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

$ 1,789,148

1,744,103

1,148,484

860,273

1,804,010

1,597,701

1,082,336

1,163,452

1,411,023

828,883

347,577

1,590,987

1,096,579

440,425

927,256

1,671,047

1,188,292

1,459,016

1,805,582

1,150,622

935,143

824,759

1,384,751
-----------
$28,251,449
===========

81% 98% 94% 79% 94% 83% 79% 88% 98% 94% 100% 100% 96% 100% 96% 94% 98% 95% 98% 94% 100% 88% 100%

The average effective rental per unit is $3,540 per year ($295 per month).

Item 2- Properties (continued): SERIES 4 PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE -----

Alsace

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Sr.

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apts.

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Edmonton Senior

Jonesville Manor

Norton Green

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

Soda Springs, ID

Seneca, MO

Eudora, KS

Westville, OK

Wellsville, KS

Stilwell, OK

Spring Hill, KS

Smithfield, UT

Galliano, LA

Oakdale, LA

Fairchance, PA

Howard, SD

St. George, SC

Williston, SC

Brackettville, TX

Sonora, TX

Ozona, TX

Fredericksburg, TX

St. Joseph, IL

Huron, SD

Ashland, ME

Jasper, AR

Edmonton, KY

Jonesville, VA

Norton, VA

Owingsville, KY

Timpson, TX

Barnesville, GA

Arkansas City, KS

		24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12 ---- 879 ====	12/90 2/91 3/91 3/91 3/91 3/91 3/91 4/91 4/91 4/91 4/91 5/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 8/91 8/91 8/91 8/91

$   835,758

756,628

1,280,033

1,101,686

810,970

1,657,974

1,036,369

1,892,651

2,263,014

1,532,159

1,725,462

1,074,298

939,018

998,739

1,042,263

1,047,032

802,089

1,444,252

976,883

876,457

1,429,003

1,109,739

906,714

1,753,599

1,796,019

853,294

815,916

1,289,047

412,028
----------
$34,459,094
==========

96% 88% 92% 86% 100% 81% 96% 93% 96% 94% 100% 29% 100% 100% 97% 100% 100% 98% 100% 95% 92% 88% 96% 98% 100% 100% 82% 92% 100%

The average effective rental per unit is $3,770 per year ($314 per month).

Item 2- Properties (continued): SERIES 5 PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE -----

Seymour

Effingham

S.F. Winfield

S.F.Medicine Lodge

S.F. Ottawa

S.F. Concordia

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

So. Timber Ridge

Pineville

Ravenwood

Seymour, IN

Effingham, IL

Winfield, KS

Medicine Lodge,KS

Ottawa, KS

Concordia, KS

Carrollton, GA

Lexington, SC

Ellijay, GA

Greensboro, GA

Greensboro, GA

Wrightsville, GA

Shellman, GA

Cordele, GA

Cordele, GA

Crawford, GA

Wagoner, OK

South Boston, VA

Russellville, AL

Red Bay, AL

Clayton, OK

Alma, AR

Hiawatha, KS

Eureka, KS

Spring Hill, KS

Menard, TX

Wallis, TX

Zapata, TX

Grove, OK

Portland, IN

Georgetown, OH

Cloverdale, IN

Chandler, TX

Pineville, MO

Americus, GA

		37 24 12 16 24 20 78 40 44 24 33 25 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24 ----- 1,082 =====	8/91 8/91 8/91 8/91 8/91 8/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 11/91 11/91 11/91 1/92 1/92 5/92 1/94

$ 1,517,702

980,617

402,402

572,924

732,342

695,908

3,217,901

1,684,973

1,760,233

866,259

1,088,664

886,334

901,648

1,602,433

1,128,784

907,712

2,615,086

1,608,556

889,941

840,596

871,530

957,710

776,725

823,643

1,449,378

759,136

578,333

1,242,852

1,741,669

805,070

981,296

1,015,712

1,328,429

414,054

900,996
----------
$39,547,548
==========

89% 100% 67% 81% 96% 100% 99% 100% 98% 100% 100% 63% 96% 100% 100% 100% 93% 100% 92% 100% 92% 96% 92% 88% 97% 92% 92% 100% 100% 95% 96% 100% 95% 100% 96%

The average effective rental per unit is $3,765 per year ($314 per month).

Item 2- Properties (continued): SERIES 6 PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE -----

Spruce

Shannon

Carthage

Mountain Crest

Coal City

Blacksburg Terrace

Frazer Place

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill

Winter Park

Cornell

Heritage Drive So.

Brodhead

Mt. Village

Hazlehurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

Pierre, SD

O'Neill, NE

Carthage, MO

Enterprise, OR

Coal City, IL

Blacksburg, SC

Smyrna, DE

Ehrhardt, SC

Sinton, TX

Frankston, TX

Flagler Beach, FL

Williamsburg, KY

Monett, MO

Arma, KS

Southwest City, MO

Luverne, AL

Parsons, KS

Newport, TN

Jenkins, KY

Corbin, KY

Somerset, KY

Mitchell, SD

Watertown, SD

Jacksonville, TX

Brodhead, KY

Mt. Vernon, KY

Hazlehurst, MS

Yankton, SD

Hooversville, PA

Logan, OH

Haines, AK

Barbourville, KY

Gassville, AR

St. George, SC

Mountain View, AR

Harrison, AR

Hardy, AR

Dawson, GA

		24 16 24 39 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 24 40 ----- 1,086 =====	11/91 11/91 1/92 3/92 3/92 4/92 4/92 4/92 4/92 4/92 5/92 5/92 5/92 5/92 5/92 6/92 7/92 7/92 7/92 7/92 7/92 7/92 7/92 1/92 7/92 7/92 8/92 8/92 8/92 9/92 8/92 8/92 9/92 9/92 9/92 7/92 7/92 11/93

$ 1,153,047

691,211

754,057

1,256,339

1,301,992

1,372,973

1,676,842

702,776

1,053,059

676,931

1,653,116

1,037,966

983,114

891,180

424,118

1,220,862

1,532,968

1,645,171

1,414,978

1,022,561

961,926

1,307,741

1,128,263

1,212,316

973,069

952,276

1,228,639

1,438,507

1,649,283

1,526,912

3,053,569

1,039,790

844,240

561,008

1,389,193

616,082

931,989

1,474,973
-----------
$44,755,037
===========

96% 100% 96% 100% 100% 100% 100% 100% 100% 96% 95% 96% 97% 100% 100% 100% 96% 95% 100% 92% 92% 100% 83% 95% 100% 92% 100% 97% 97% 100% 100% 100% 86% 100% 100% 100% 100% 98%

The average effective rental per unit is $4,172 per year ($348 per month).

Item 2 - Properties (continued):

A summary of the cost of the properties at December 31, 2004, 2003 and 2002 is as follows:
                                     12/31/04
SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,012,180 136,496 26,404,542 936,014 38,604 ----------- 28,527,836 12,747,926 ----------- $ 15,779,910 ============	$ 985,546 123,414 25,586,168 1,556,321 0 ----------- 28,251,449 15,378,450 ----------- $ 12,872,999 ============	$ 1,188,112 222,427 31,289,900 1,758,655 0 ----------- 34,459,094 14,409,096 ----------- $ 20,049,998 ============

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,451,551 159,501 36,164,853 1,771,643 0 ----------- 39,547,548 16,798,175 ----------- $ 22,749,373 ============	$ 1,774,305 536,092 40,018,159 2,426,481 0 ----------- 44,755,037 17,672,479 ----------- $ 27,082,558 ============	$ 6,411,694 1,177,930 159,463,622 8,449,114 38,604 ----------- 175,540,964 77,006,126 ----------- $ 98,534,838 ============

                                     12/31/03
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,012,180 127,098 26,395,217 901,769 38,604 ----------- 28,474,868 11,882,795 ----------- $ 16,592,073 ===========	$ 985,546 120,660 25,582,402 1,511,965 0 ----------- 28,200,573 14,415,659 ----------- $ 13,784,914 ===========	$ 1,188,112 183,610 31,227,211 1,769,135 15,667 ----------- 34,383,735 13,360,202 ----------- $ 21,023,533 ===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,456,671 140,401 36,930,190 1,853,071 0 ----------- 40,380,333 15,887,639 ----------- $ 24,492,694 ===========	$ 1,774,305 527,948 39,965,083 2,358,221 0 ----------- 44,625,557 16,310,634 ----------- $ 28,314,923 ===========	$ 6,416,814 1,099,717 160,100,103 8,394,161 54,271 ----------- 176,065,066 71,856,929 ----------- $104,208,137 ===========

                                    12/31/02
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,012,180 125,464 26,377,933 890,839 0 ----------- 28,406,416 11,017,194 ----------- $ 17,389,222 ===========	$ 985,546 253,348 25,412,059 1,467,505 0 ----------- 28,118,458 13,441,035 ----------- $ 14,677,423 ===========	$ 1,188,112 169,332 31,332,798 1,596,797 0 ----------- 34,287,039 12,319,974 ----------- $ 21,967,065 ===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,456,671 150,142 36,867,774 1,814,370 0 ----------- 40,288,957 14,615,269 ----------- $ 25,673,688 ===========	$ 1,779,755 536,545 39,884,445 2,279,339 0 ----------- 44,480,084 14,953,588 ----------- $ 29,526,496 ===========	$ 6,422,264 1,234,831 159,875,009 8,048,850 0 ----------- 175,580,954 66,347,060 ----------- $109,233,894 ============

Item 3. Legal Proceedings

  Gateway is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  As of March 31, 2005, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

(b)  Approximate Number of Equity Security Holders:

Title of Class                                    Number of Holders
                                                as of March 31, 2005
Beneficial Assignee Certificates                        2,258
General Partner Interest                                  2

Item 6. Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 2	2005 ----	2004 ----	2003 ----	2002 ----	2001 ----
Total Revenues	$ 13,938	$ 12,820	$ 12,665	$ 10,860	$ 8,982
Net Loss	(97,520)	(92,200)	(85,230)	(99,198)	(123,576)
Equity in Losses of Project Partnerships	(10,911)	(8,484)	(17,624)	(43,931)	(76,493)
Total Assets	394,306	445,532	523,794	575,947	634,752
Investments In Project Partnerships	34,391	47,597	58,381	78,301	124,529
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	..14 4.18 (142.06)	..14 5.18 (157.55)	2.79 7.31 (146.95)	64.12 11.87 (148.48)	162.60 14.10 (127.50)
Net Loss	(15.73)	(14.88)	(13.75)	(16.00)	(19.94)

FOR THE YEARS ENDED MARCH 31,:
SERIES 3	2005 ----	2004 ----	2003 ----	2002 ----	2001 ----
Total Revenues	$ 18,781	$ 22,801	$ 21,167	$ 19,990	$ 22,840
Net Loss	(77,647)	(77,243)	(82,729)	(80,062)	(58,677)
Equity in Losses of Project Partnerships	0	(5,137)	(25,505)	(34,441)	(26,094)
Total Assets	329,653	344,724	405,777	465,530	512,301
Investments In Project Partnerships	0	0	6,633	34,601	71,138
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 5.78 (147.47)	..17 6.54 (159.39)	1.38 7.92 (137.28)	6.22 13.83 (154.72)	44.70 14.00 (156.40)
Net Loss	(14.09)	(14.02)	(15.01)	(14.53)	(10.65)

Item 6. Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 4	2005 ----	2004 ----	2003 ----	2002 ----	2001 ----
Total Revenues	$ 16,181	$ 27,960	$ 14,116	$ 15,207	$ 12,170
Net Loss	(102,967)	(98,159)	(160,313)	(185,366)	(311,663)
Equity in Losses of Project Partnerships	0	(8,763)	(77,657)	(118,314)	(254,163)
Total Assets	445,208	472,775	536,633	663,983	807,069
Investments In Project Partnerships	0	0	12,279	96,741	223,689
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	..21 5.11 (140.52)	1.22 4.16 (134.34)	2.98 8.48 (147.73)	82.68 12.51 (149.99)	165.70 15.00 (160.40)
Net Loss	(14.74)	(14.05)	(22.95)	(26.54)	(44.62)

FOR THE YEARS ENDED MARCH 31,:
SERIES 5	2005 ----	2004 ----	2003 ----	2002 ----	2001 ----
Total Revenues	$ 27,663	$ 16,981	$ 20,909	$ 21,532	$ 13,899
Net Income (Loss)	15,153	(265,039)	(261,993)	(268,277)	(248,131)
Equity in Losses of Project Partnerships	157,352	(133,705)	(159,492)	(189,327)	(179,765)
Total Assets	773,331	827,194	1,073,840	1,298,281	1,519,231
Investments In Project Partnerships	202,405	229,630	376,275	550,146	752,227
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	2.33 5.39 (151.09)	8.66 4.81 (148.50)	54.70 6.71 (136.53)	153.83 12.75 (145.76)	164.60 15.60 (140.30)
Net Income (Loss)	(6.71)	(30.45)	(30.10)	(30.83)	(28.51)

Item 6. Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 6	2005 ----	2004 ----	2003 ----	2002 ----	2001 ---
Total Revenues	$ 32,039	$ 21,129	$ 16,919	$ 17,654	$ 8,932
Net Loss	(198,709)	(294,767)	(334,594)	(407,763)	(481,031)
Equity in Losses of Project Partnerships	(65,236)	(148,498)	(209,950)	(306,042)	(384,730)
Total Assets	1,374,037	1,467,978	1,731,924	2,016,612	2,364,264
Investments In Project Partnerships	781,147	858,488	1,024,672	1,257,026	1,584,877
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	3.81 5.34 (99.58)	15.16 5.41 (109.10)	129.74 7.48 (115.70)	167.27 11.24 (127.50)	165.60 13.80 (127.30)
Net Loss	(19.47)	(28.88)	(32.78)	(39.95)	(47.13)

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

  As disclosed on the statement of operations for each Series, interest income is comparable for the years ended March 31, 2005, March 31, 2004 and March 31, 2003. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the years ended March 31, 2005 and 2004 have increased as compared to March 31, 2003 due to a change in the method of allocation.

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

  From inception, no Series has paid distributions. The distribution from the sale of Highland View, LP, in Series 5 will occur during fiscal year 2006. Future distributions may be made as a result of the sale of other properties.

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

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. As of March 31, 2005, the series had invested $4,524,678 in 22 Project Partnerships located in 10 states containing 723 apartment units. Average occupancy of the Project Partnerships was 93% at December 31, 2004.

  Equity in Losses of Project Partnerships decreased from $17,624 for the year ended March 31, 2003 to $8,484 for the year ended March 31, 2004 and to $10,911 for the year ended March 31, 2005. As presented in Note 5, Gateway's share of net loss increased from $696,894 for the year ended March 31, 2003 to $747,194 for the year ended March 31, 2004 and decreased to $679,662 for the year ended March 31,2005. Suspended Losses were $679,270 for the year ended March 31, 2003, $738,710 for the year ended March 31, 2004 and $668,751 for the year ended March 31, 2005. These losses would reduce the investment in Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $864,473, $865,601 and $869,716 for the years ended December 31, 2002, 2003, and 2004 respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits that meet projections.

  At March 31, 2005, the Series had $235,004 of short-term investments (Cash and Cash Equivalents). It also had $124,911 in Zero Coupon Treasuries with annual maturities providing $63,506 in fiscal year 2006 increasing to $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $97,520 for the year ending March 31, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $10,911 and the changes in operating assets and liabilities, net cash used in operating activities was $24,833. Cash provided by investing activities totaled $38,753, consisting of $15,038 in cash distributions from the Project Partnerships and $23,715 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. As of March 31, 2005 the series had invested $3,888,713 in 23 Project Partnerships located in 12 states containing 768 apartment units. Average occupancy of the Project Partnerships was 93% as of December 31, 2004.

  Equity in Losses of Project Partnerships decreased from $25,505 for the year ended March 31, 2003 to $5,137 for the year ended March 31, 2004 and to $0 for the year ended March 31, 2005. As presented in Note 5, Gateway's share of net loss increased from $608,873 for the year ended March 31, 2003 to $704,663 for the year ended March 31, 2004 and to $727,644 for the year ended March 31, 2005. Suspended Losses increased from $583,368 for the year ended March 31, 2003 to $699,526 for the year ended March 31, 2004 and increased to $727,644 for the year ended March 31, 2005. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $961,550, $983,259 and $973,367 for the years ended December 31, 2002, 2003 and 2004, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2005, the Series had $218,547 of short-term investments (Cash and Cash Equivalents). It also had $111,106 in Zero Coupon Treasuries with annual maturities providing $56,469 in fiscal year 2006 decreasing to $58,940 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $77,647 for the year ended March 31, 2005. However, after adjusting the changes in operating assets and liabilities, net cash used in operating activities was $8,746. Cash provided by investing activities totaled $39,874, consisting of $18,781 in cash distributions received from the Project Partnerships and $21,093 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. As of March 31, 2005, the series had invested $4,952,519 in 29 Project Partnerships located in 16 states containing 879 apartment units. Average occupancy of the Project Partnerships was 93% at December 31, 2004.

  Equity in Losses of Project Partnerships decreased from $77,657 for the year ended March 31, 2003 to $8,763 for the year ended March 31, 2004 and to $0 for the year ended March 31, 2005. As presented in Note 5, Gateway's share of net loss increased from $695,800 for the year ended March 31, 2003 to $732,427 for the year ended March 31, 2004 and increased to $806,547 for the year ended March 31, 2005. Suspended Losses increased from $618,143 for the year ended March 31, 2003 to $723,664 for the year ended March 31, 2004 and increased to $806,547 for the year ended March 31, 2005. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,044,807, $1,045,416 and $1,045,249 for the years ended December 31, 2002, 2003 and 2004, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2005, the Series had $304,447 of short-term investments (Cash and Cash Equivalents). It also had $140,761 in Zero Coupon Treasuries with annual maturities providing $71,568 in fiscal year 2006 increasing to $74,700 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $102,967 for the year ended March 31, 2005. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $11,934. Cash provided by investing activities totaled $42,896, consisting of $16,173 in cash distributions from the Project Partnerships and $26,723 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. As of March 31, 2005, the series had invested $6,010,273 in 35 Project Partnerships located in 12 states containing 1,082 apartment units. Average occupancy of the Project Partnerships was 96% as of December 31, 2004.

  One of the Project Partnerships, Highland View, LP, sold its property in December 2004. The sale of the property resulted in a gain allocated to Gateway of $227,407. Gateway received sale proceeds totaling $157,127, which will be distributed to the Limited Partners at $18.24 per limited partnership unit during fiscal year 2006. Gateway had previously suspended losses reported by this Project Partnership in conformity with its policy to not record losses which reduce the investment below zero. As a result of the net increase in the investment from the sale transaction, Gateway was able to recognize $43,945 in suspended losses. Gateway's ending investment in these Project Partnerships, after adjusting for the gain on sale, cash proceeds received and suspended losses, was $21,574, which is reported as a loss on disposition in the Combined Statements of Operations.

  Equity in Losses of Project Partnerships were $159,492 for the year ended March 31, 2003, $133,705 for the year ended March 31, 2004 and $70,055 for the year ended March 31, 2005. (These Project Partnerships reported depreciation and amortization of $1,280,622, $1,276,928 and $1,247,246 for the years ended December 31, 2002, 2003 and 2004, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2005, the Series had $238,360 of short-term investments (Cash and Cash Equivalents). It also had $175,440 in Zero Coupon Treasuries with annual maturities providing $89,173 in fiscal year 2006 increasing to $93,075 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had net income of $15,153 for the year ended March 31, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $70,055 and the changes in operating assets and liabilities, net cash used in operating activities was $175,056. Cash provided by investing activities totaled $64,242 consisting of $30,934 in cash distributions from the Project Partnerships and $33,308 from matured Zero Coupon Treasuries.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. As of March 31, 2005, the series had invested $7,462,215 in 38 Project Partnerships located in 19 states containing 1,086 apartment units. Average occupancy of the Project Partnerships was 97% as of December 31, 2004.

  Equity in Losses of Project Partnerships decreased from $209,950 for the year ended March 31, 2003 to $148,498 for the year ended March 31, 2004 and to $65,236 for the year ended March 31, 2005. These decreases were due to increases in rental income for the years ended March 31, 2003, 2004 and 2005. (These Project Partnerships reported depreciation and amortization of $1,361,813, $1,357,379, and $1,367,028 for the years ended December 31, 2002, 2003 and 2004, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2005, the Series had $444,751 of short-term investments (Cash and Cash Equivalents). It also had $147,439 in Zero Coupon Treasuries with annual maturities providing $79,000 in fiscal year 2006 increasing to $83,000 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series' current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $198,709 for the year ended March 31, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $65,236 and the changes in operating assets and liabilities, net cash used in operating activities was $25,627. Cash provided by investing activities totaled $68,843 of which $38,038 was received in cash distributions from the Project Partnerships and $30,805 from matured Zero Coupon Treasuries. There were no unusual events or trends to describe.

Disclosure of Contractual Obligations
		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	2,687,637 (1)	115,927	0	0	2,571,710

(1)  The Other Long-Term Liabilities represent the asset management fees owed to the General Partners as of 03/31/2005. It is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. As referred to in Note 4, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due in greater than one year within the next twelve months.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund II Ltd.

   We have audited the accompanying balance sheets of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) as of March 31, 2005 and 2004 and the related statements of operations, partners' equity (deficit), and cash flows of each of the five Series for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which investments included on the balance sheets as of March 31, 2005 and 2004 and net losses included on the statements of operations for each of the three years in the period ended March 31, 2005 are:
	Investments March 31, --------		Partnership Loss Year Ended March 31, --------------------
	2005 ----	2004 ----	2005 ----	2004 ----	2003 ----
Series 2	$ 0	$ 0	$ 0	$ 0	$ 0
Series 3	0	0	0	0	12,361
Series 4	0	0	0	8,763	71,223
Series 5	0	226,590	0	96,457	68,984
Series 6	37,139	105,364	25,005	112,874	130,246

   Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

                                         /s/ Spence, Marston, Bunch, Morris & Co.
                                         SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                         Certified Public Accountants

Clearwater, Florida
June 29, 2005

PART I - Financial Information
  Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2005 AND 2004
SERIES 2	2005 ----	2004 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 2 had 6,136 at March 31, 2005 and 2004 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 2 had 6,136 at March 31, 2005 and 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$ 235,004
63,596
----------
298,600

61,315
34,391
----------
$ 394,306
==========

$  45,045
----------
45,045
----------

531,644
----------

(126,760)
(55,623)
----------
(182,383)
----------

$ 394,306
==========

$ 221,084
61,300
----------
282,384

115,551
47,597
----------
$ 445,532
==========

$  63,359
----------
63,359
----------

467,036
----------

(30,215)
(54,648)
----------
(84,863)
----------

$ 445,532
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2005 AND 2004
SERIES 3	2005 ----	2004 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 3 had 5,456 at March 31, 2005 and 2004 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 3 had 5,456 at March 31, 2005 and 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners'     Equity (Deficit)

$ 218,547
56,568
----------
275,115

54,538
0
----------
$ 329,653
==========

$  49,309
----------
49,309
----------

430,440
----------

(100,780)
(49,316)
----------
(150,096)
----------

$ 329,653
==========

$ 187,419
54,525
----------
241,944

102,780
0
----------
$ 344,724
==========

$  63,415
----------
63,415
----------

353,758
----------

(23,909)
(48,540)
----------
(72,449)
----------

$ 344,724
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2005 AND 2004
SERIES 4	2005 ----	2004 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 4 had 6,915 at March 31, 2005 and 2004 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 4 had 6,915 at March 31, 2005 and 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  304,447
71,666
-----------
376,113

69,095
0
-----------
$  445,208
===========

$   54,471
-----------
54,471
-----------

570,233
-----------

(117,046)
(62,450)
----------
(179,496)
----------
$  445,208
===========

$  273,485
69,078
-----------
342,563

130,212
0
-----------
$  472,775
===========

$   66,784
-----------
66,784
-----------

482,520
-----------

(15,109)
(61,420)
----------
(76,529)
----------
$  472,775
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2005 AND 2004
SERIES 5	2005 ----	2004 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 5 had 8,616 at March 31, 2005 and 2004 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 5 had 8,616 at March 31, 2005 and 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  238,360
157,126
89,322
-----------
484,808

86,118
202,405
-----------
$  773,331
===========

$   72,789
157,126
700
-----------
230,615
-----------

418,856
-----------

123,860
0
-----------
123,860
-----------

$  773,331
===========

$  349,174
0
86,098
-----------
435,272

162,292
229,630
-----------
$  827,194
===========

$   96,999
0
0
-----------
96,999
-----------

464,362
-----------

338,798
(72,965)
-----------
265,833
-----------

$  827,194
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2005 AND 2004
SERIES 6	2005 ----	2004 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 6 had 10,105 at March 31, 2005 and 2004 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 6 had 10,105 at March 31, 2005 and 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  444,751
700
74,664
-----------
520,115

72,775
781,147
-----------
$1,374,037
===========

$   68,579
500
-----------
69,079
-----------

736,464
-----------

651,535
(83,041)
-----------
568,494
-----------

$1,374,037
===========

$  401,535
0
70,976
-----------
472,511

136,979
858,488
-----------
$1,467,978
===========

$   90,272
0
-----------
90,272
-----------

610,503
-----------

848,257
(81,054)
-----------
767,203
-----------

$1,467,978
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2005 AND 2004
TOTAL SERIES 2 - 6	2005 ----	2004 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 2-6 had 37,228 at March 31, 2005 and 2004 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 2-6 had 37,228 at March 31, 2005 and 2004, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$1,441,109
157,126
700
355,816
-----------
1,954,751

343,841
1,017,943
-----------
$3,316,535
===========

$  290,193
157,126
1,200
-----------
448,519
-----------

2,687,637
-----------

430,809
(250,430)
-----------
180,379
-----------

$3,316,535
===========

$1,432,697
0
0
341,977
-----------
1,774,674

647,814
1,135,715
-----------
$3,558,203
===========

$  380,829
0
0
-----------
380,829
-----------

2,378,179
-----------

1,117,822
(318,627)
-----------
799,195
-----------

$3,558,203
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 2	2005 ----	2004 ----	2003 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   13,938
-----------
13,938
-----------

67,609

32,074
11,930
697
-----------
112,310
-----------

(98,372)

(10,911)
11,763
-----------
$  (97,520)
===========

$  (96,545)
(975)
-----------
$  (97,520)
===========

$   (15.73)
===========
6,136
===========

$   12,820
-----------
12,820
-----------

67,822

32,065
10,198
698
-----------
110,783
-----------

(97,963)

(8,484)
14,247
-----------
$  (92,200)
===========

$  (91,278)
(922)
-----------
$  (92,200)
===========

$   (14.88)
===========
6,136
===========

$   12,665
-----------
12,665
-----------

68,021

18,483
12,050
696
-----------
99,250
-----------

(86,585)

(17,624)
18,979
-----------
$  (85,230)
===========

$  (84,378)
(852)
-----------
$  (85,230)
===========

$   (13.75)
===========
6,136
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
Series 3	2005 ----	2004 ----	2003 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  18,781
----------
18,781
----------

62,717

33,531
10,716
0
----------
106,964
----------

(88,183)

0
10,536
----------
$ (77,647)
==========

$ (76,871)
(776)
----------
$ (77,647)
==========

$  (14.09)
==========
5,456
==========

$  22,801
----------
22,801
----------

63,022

33,523
10,490
516
----------
107,551
----------

(84,750)

(5,137)
12,644
----------
$ (77,243)
==========

$ (76,471)
(772)
----------
$ (77,243)
==========

$  (14.02)
==========
5,456
==========

$  21,167
----------
21,167
----------

62,667

19,323
12,669
516
----------
95,175
----------

(74,008)

(25,505)
16,784
----------
$ (82,729)
==========

$ (81,902)
(827)
----------
$ (82,729)
==========

$  (15.01)
==========
5,456
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 4	2005 ----	2004 ----	2003 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  16,181
---------
16,181
---------

77,205

42,279
13,260
0
---------
132,744
---------

(116,563)

0
13,596
---------
$(102,967)
==========

$(101,937)
(1,030)
---------
$(102,967)
==========

$  (14.74)
==========
6,915
==========

$  27,960
---------
27,960
---------

77,448

42,266
13,098
671
---------
133,483
---------

(105,523)

(8,763)
16,127
---------
$ (98,159)
==========

$ (97,177)
(982)
---------
$ (98,159)
==========

$  (14.05)
==========
6,915
==========

$  14,116
---------
14,116
---------

77,271

24,365
15,376
1,235
---------
118,247
---------

(104,131)

(77,657)
21,475
---------
$(160,313)
==========

$(158,710)
(1,603)
---------
$(160,313)
==========

$  (22.95)
==========
6,915
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 5	2005 ----	2004 ----	2003 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships and Other  Income
Equity in Income (Losses) of Project
 Partnerships:
 Current Year Equity in Loss of Project  Partnerships
 Suspended Losses Utilized in Current  Year
 Gain on Sale of Partnership Assets
  Total Equity in Income (Losses) of   Project Partnership
 Loss on Disposition of Partnership  Interests
Interest Income

Net Income (Loss)

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$ 27,663
----------
27,663
----------

92,722

52,484
17,788
2,005
----------
164,999
----------

(137,336)
----------

(26,110)

(43,945)
227,407
----------
157,352

(21,574)
16,711
----------
$  15,153
==========

(57,812)
72,965
----------
$  15,153
==========

$   (6.71)
==========
8,616
==========

$ 16,981
----------
16,981
----------

95,180

52,470
16,351
4,560
----------
168,561
----------

(151,580)
----------

(133,705)

0
0
----------
(133,705)

0
20,246
----------
$(265,039)
==========

$(262,389)
(2,650)
----------
$(265,039)
==========

$  (30.45)
==========
8,616
==========

$ 20,909
----------
20,909
----------

95,480

30,245
20,045
4,807
----------
150,577
----------

(129,668)
----------

(159,492)

0
0
----------
(159,492)

0
27,167
----------
$(261,993)
==========

$(259,373)
(2,620)
----------
$(261,993)
==========

$  (30.10)
==========
8,616
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 6	2005 ----	2004 ----	2003 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  32,039
----------
32,039
----------

104,509

55,400
17,799
6,106
----------
183,814
----------

(151,775)

(65,236)
18,302
----------
$(198,709)
==========

$(196,722)
(1,987)
----------
$(198,709)
==========

$  (19.47)
==========
10,105
==========

$  21,129
----------
21,129
----------

104,953

55,384
18,607
8,403
----------
187,347
----------

(166,218)

(148,498)
19,949
----------
$(294,767)
==========

$(291,819)
(2,948)
----------
$(294,767)
==========

$  (28.88)
==========
10,105
==========

$  16,919
----------
16,919
----------

105,376

31,926
20,786
8,896
----------
166,984
----------

(150,065)

(209,950)
25,421
----------
$(334,594)
==========

$(331,248)
(3,346)
----------
$(334,594)
==========

$  (32.78)
==========
10,105
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 2 - 6	2005 ----	2004 ----	2003 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Suspended Losses Utilized in Current  Year
Gain on Sale of Project Partnership
  Total Equity in Income (Losses) of   Project Partnerships
Loss on Disposition of Partnership  Interests
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$  108,602
-----------
108,602
-----------

404,762

215,768
71,493
8,808
-----------
700,831
-----------

(592,229)

(102,257)

(43,945)
227,407
-----------
81,205

(21,574)
70,908
-----------
$  (461,690)
============

$  (529,887)
68,197
------------
$  (461,690)
============

$  101,691
-----------
101,691
-----------

408,425

215,708
68,744
14,848
-----------
707,725
-----------

(606,034)

(304,587)

0
0
-----------
(304,587)

0
83,213
-----------
$  (827,408)
============

$  (819,134)
(8,274)
------------
$  (827,408)
============

$   85,776
-----------
85,776
-----------

408,815

124,342
80,926
16,150
-----------
630,233
-----------

(544,457)

(490,228)

0
0
-----------
(490,228)

0
109,826
-----------
$  (924,859)
============

$  (915,611)
(9,248)
------------
$  (924,859)
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005	$ 145,441 (84,378) ----------- 61,063 (91,278) ----------- (30,215) (96,545) ----------- $ (126,760) ===========	$ (52,874) (852) ----------- (53,726) (922) ----------- (54,648) (975) ----------- $ (55,623) ===========	$ 92,567 (85,230) ----------- 7,337 (92,200) ----------- (84,863) (97,520) ----------- $ (182,383) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005	$ 134,464 (81,902) ----------- 52,562 (76,471) ----------- (23,909) (76,871) ----------- $ (100,780) ===========	$ (46,941) (827) ----------- (47,768) (772) ----------- (48,540) (776) ----------- $ (49,316) ===========	$ 87,523 (82,729) ----------- 4,794 (77,243) ----------- (72,449) (77,647) ----------- $ (150,096) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005	$ 240,778 (158,710) ----------- 82,068 (97,177) ----------- (15,109) (101,937) ----------- $ (117,046) ===========	$ (58,835) (1,603) ---------- (60,438) (982) ---------- (61,420) (1,030) ---------- $ (62,450) ==========	$ 181,943 (160,313) ----------- 21,630 (98,159) ----------- (76,529) (102,967) ----------- $ (179,496) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Income Distributions Balance at March 31, 2005	$ 860,560 (259,373) ----------- 601,187 (262,389) ----------- 338,798 (57,812) (157,126) ----------- $ 123,860 ===========	$ (67,695) (2,620) ---------- (70,315) (2,650) ---------- (72,965) 72,965 0 ---------- $ 0 ==========	$ 792,865 (261,993) ----------- 530,872 (265,039) ----------- 265,833 15,153 (157,126) ----------- $ 123,860 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005	$ 1,471,324 (331,248) ------------ 1,140,076 (291,819) ------------ 848,257 (196,722) ------------ $ 651,535 ============	$ (74,760) (3,346) ---------- (78,106) (2,948) ---------- (81,054) (1,987) ---------- $ (83,041) ==========	$ 1,396,564 (334,594) ----------- 1,061,970 (294,767) ----------- 767,203 (198,709) ----------- $ 568,494 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2002 Net Loss Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Distributions Balance at March 31, 2005	$ 2,852,567 (915,611) ------------ 1,936,956 (819,134) ------------ 1,117,822 (529,887) (157,126) ------------ $ 430,809 ============	$(301,105) (9,248) ---------- (310,353) (8,274) ---------- (318,627) (68,197) 0 ---------- $(250,430) ==========	$ 2,551,462 (924,859) ----------- 1,626,603 (827,408) ----------- 799,195 (461,690) (157,126) ----------- $ 180,379 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
SERIES 2 --------	2005 ----	2004 ----	2003 ----

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
  Securities

        Net Cash Provided by
        Investing Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(97,520) 697 (9,361) 10,911 37,584 (13,438) 46,294 ---------- (24,833) ---------- 15,038 23,715 ---------- 38,753 ---------- 13,920 221,084 ---------- $ 235,004 ==========	$(92,200) 698 (13,179) 8,484 33,934 (12,820) 13,938 ---------- (61,145) ---------- 14,422 24,652 ---------- 39,074 ---------- (22,071) 243,155 ---------- $ 221,084 ==========	$(85,230) 696 (16,515) 17,624 30,400 (12,665) 33,077 ---------- (32,613) ---------- 14,265 25,698 ---------- 39,963 ---------- 7,350 235,805 ---------- $ 243,155 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
SERIES 3 -------	2005 ----	2004 ----	2003 ----

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

        Net Cash Provided by
        Investing Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$ (77,647) 0 (8,327) 0 33,433 (18,781) 62,576 ---------- (8,746) ---------- 18,781 21,093 ---------- 39,874 ---------- 31,128 187,419 ---------- $ 218,547 ==========	$ (77,243) 516 (11,722) 5,137 30,183 (22,801) 16,190 ---------- (59,740) ---------- 23,780 21,929 ---------- 45,709 ---------- (14,031) 201,450 ---------- $ 187,419 ==========	$ (82,729) 516 (14,689) 25,505 27,037 (21,167) 22,976 ---------- (42,551) ---------- 23,114 22,859 ---------- 45,973 ---------- 3,422 198,028 ---------- $ 201,450 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
SERIES 4 --------	2005 ----	2004 ----	2003 ----

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
  Securities

        Net Cash Provided by
        Investing Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(102,967) 0 (10,549) 0 42,355 (16,173) 75,400 ---------- (11,934) ---------- 16,173 26,723 ---------- 42,896 ---------- 30,962 273,485 ---------- $ 304,447 ==========	$ (98,159) 671 (14,851) 8,763 38,238 (27,960) 34,302 ---------- (58,996) ---------- 30,805 27,780 ---------- 58,585 ---------- (411) 273,896 ---------- $ 273,485 ==========	$(160,313) 1,235 (18,610) 77,657 34,256 (14,116) 32,963 ---------- (46,928) ---------- 19,685 28,960 ---------- 48,645 ---------- 1,717 272,179 ---------- $ 273,896 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
SERIES 5 --------	2005 ----	2004 ----	2003 ----

Cash Flows from Operating Activities:
  Net Income (Loss)
  Adjustments to Reconcile Net Loss   to Net Cash Provided by (Used in)   Operating Activities:
    Amortization
    Accreted Interest Income on
    Investments in Securities
    Equity in Losses of Project
    Partnerships
    Gain on Sale of Partnership     Assets
    Loss on Disposition of     Partnership Interests
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
  Securities

        Net Cash Provided by
        Investing Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

$  15,153

2,005

(13,147)

70,055

(227,407)

21,574

52,790

(27,063)

(69,716)
700
----------

(175,056)
----------

30,934

33,308
----------

64,242
----------

(110,814)

349,174
----------

$ 238,360
==========

		$(265,039) 4,560 (18,510) 133,705 0 0 47,662 (16,981) 18,393 0 ---------- (96,210) ---------- 25,358 34,624 ---------- 59,982 ---------- (36,228) 385,402 ---------- $ 349,174 ==========	$(261,993) 4,807 (23,195) 159,492 0 0 42,695 (20,909) 37,552 0 ---------- (61,551) ---------- 30,482 36,094 ---------- 66,576 ---------- 5,025 380,377 ---------- $ 385,402 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
SERIES 6 -------	2005 ----	2004 ----	2003 ----

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
      Increase in Other Payables

        Net Cash Used in Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment in
  Securities

        Net Cash Provided by
        Investing Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(198,709) 6,106 (14,483) 65,236 44,194 (32,039) (700) 104,268 500 ---------- (25,627) ---------- 38,038 30,805 ---------- 68,843 ---------- 43,216 401,535 ---------- $ 444,751 ==========	$(294,767) 8,403 (18,286) 148,498 38,520 (21,129) 0 30,821 0 ---------- (107,940) ---------- 30,412 31,478 ---------- 61,890 ---------- (46,050) 447,585 ---------- $ 401,535 ==========	$(334,594) 8,896 (21,459) 209,950 33,739 (16,919) 0 49,906 0 ---------- (70,481) ---------- 30,427 32,262 ---------- 62,689 ---------- (7,792) 455,377 ---------- $ 447,585 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003
TOTAL SERIES 2 - 6 ------------------	2005 ----	2004 ----	2003 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating   Activities:
    Amortization
    Accreted Interest Income on     Investments in Securities
    Equity in Losses of Project     Partnerships
    Gain on Sale of Partnership Assets
    Loss on Disposition of Partnership     Interests
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
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

$(461,690)

8,808

(55,867)

146,202
(227,407)

21,574

210,356

(107,494)

(700)

218,822
1,200
-----------

(246,196)
-----------

118,964

135,644
-----------

254,608
-----------

8,412

1,432,697
-----------

$ 1,441,109
===========

$(827,408)

14,848

(76,548)

304,587
0

0

188,537

(101,691)

0

113,644
0
-----------

(384,031)
-----------

124,777

140,463
-----------

265,240
-----------

(118,791)

1,551,488
-----------

$ 1,432,697
===========

$(924,859)

16,150

(94,468)

490,228
0

0

168,127

(85,776)

0

176,474
0
-----------

(254,124)
-----------

117,973

145,873
-----------

263,846
-----------

9,722

1,541,766
-----------

$ 1,551,488
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005, 2004 AND 2003

NOTE 1 - ORGANIZATION:

  Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 2005, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

  Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of March 31, 2005. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

  1) Increased for equity in income or decreased for equity in losses of the Project      Partnerships,
  2) Decreased for cash distributions received from the Project Partnerships, and 9;
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

Reclassifications

  For comparability, the 2004 and 2003 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2005.

Recent Accounting Pronouncements

  In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway held an interest. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary, as is applicable to Gateway's circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

  As of March 31, 2005, Gateway determined that it held variable interests in 143 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $1,017,943 at March 31, 2005. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

NOTE 3 - INVESTMENT IN SECURITIES:

  The March 31, 2005 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $80,534 for Series 2, $71,633 for Series 3, $90,753 for Series 4, $113,112 for Series 5 and $89,306 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.
	Estimated Market Value ----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 2	$ 127,481	$ 124,911	$ 2,570
Series 3	113,355	111,106	2,249
Series 4	143,666	140,761	2,905
Series 5	179,006	175,440	3,566
Series 6	154,155	147,439	6,716

As of March 31, 2005, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 63,596	$ 56,568	$ 71,666
After 1 year through 5 years	61,315 ---------	54,538 ---------	69,095 ---------
Total Amount Carried on Balance Sheet	$ 124,911 =========	$ 111,106 =========	$ 140,761 =========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 89,322	$ 74,664	$ 355,816
After 1 year through 5 years	86,118 ----------	72,775 ----------	343,841 ----------
Total Amount Carried on Balance Sheet	$ 175,440 ==========	$ 147,439 ==========	$ 699,657 ==========

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

  For the years ended March 31, 2005, 2004 and 2003 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.
	2005 ----	2004 ----	2003 ----
Series 2	$ 67,609	$ 67,822	$ 68,021
Series 3	62,717	63,022	62,667
Series 4	77,205	77,448	77,271
Series 5	92,722	95,180	95,480
Series 6	104,509 ---------	104,953 ---------	105,376 ---------
Total	$ 404,762 =========	$ 408,425 =========	$ 408,815 =========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
	2005 ----	2004 ----	2003 ----
Series 2	$ 32,074	$ 32,065	$ 18,483
Series 3	33,531	33,523	19,323
Series 4	42,279	42,266	24,365
Series 5	52,484	52,470	30,245
Series 6	55,400 --------	55,384 --------	31,926 --------
Total	$215,768 ========	$215,708 ========	$124,342 ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 2

  As of March 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 22 Project Partnerships which own and operate government assisted multi-family housing complexes.
  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2005 --------------	MARCH 31, 2004 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 4,524,678 (4,710,669) (86,005) ----------- (271,996) 390,838 (84,451) ----------- $ 34,391 ===========	$ 4,524,678 (4,699,758) (84,405) ----------- (259,485) 390,838 (83,756) ----------- $ 47,597 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,027,429 for the year ended March 31, 2005 and cumulative suspended losses of $4,358,678 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 3

  As of March 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 23 Project Partnerships which own and operate government assisted multi-family housing complexes.
  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2005 --------------	MARCH 31, 2004 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 3,888,713 (4,133,478) (164,417) ----------- (409,182) 491,746 (82,564) ----------- $ 0 ============	$ 3,888,713 (4,133,478) (164,417) ----------- (409,182) 491,746 (82,564) ----------- $ 0 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,850,760 for the year ended March 31, 2005 and cumulative suspended losses of $5,123,116 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 4

  As of March 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 29 Project Partnerships which own and operate government assisted multi-family housing complexes.
  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2005 --------------	MARCH 31, 2004 --------------

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

1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,920,242 for the year ended March 31, 2005 and cumulative suspended losses of $4,113,695 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 5

  As of March 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 35 Project Partnerships which own and operate government assisted multi-family housing complexes.
  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2005 --------------	MARCH 31, 2004 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees  and expenses

Investments in Project Partnerships

$ 6,010,273 (6,104,694) (196,610) ----------- (291,031) 632,419 (138,983) ----------- $ 202,405 ===========	$ 6,164,472 (6,247,828) (196,488) ----------- (279,844) 650,837 (141,363) ----------- $ 229,630 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,631,211 for the year ended March 31, 2005 and cumulative suspended losses of $4,928,362 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 6

  As of March 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 38 Project Partnerships which own and operate government assisted multi-family housing complexes.
  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.
  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2005 --------------	MARCH 31, 2004 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees  and expenses

Investments in Project Partnerships

$ 7,462,215 (7,044,277) (219,390) ----------- 198,548 785,179 (202,580) ----------- $ 781,147 ============	$ 7,462,215 (6,979,041) (213,391) ----------- 269,783 785,179 (196,474) ----------- $ 858,488 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $3,911,618 for the year ended March 31, 2005 and cumulative suspended losses of $3,303,141 for the year ended March 31, 2004 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

TOTAL SERIES 2 - 6

  The following is a summary of Investments in Project Partnerships:
MARCH 31, 2005 --------------	MARCH 31, 2004 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 26,838,398 (27,262,023) (791,241) ----------- (1,214,866) 2,863,149 (630,340) ----------- $ 1,017,943 ===========	$ 26,992,597 (27,329,010) (783,520) ----------- (1,119,933) 2,881,567 (625,919) ----------- $ 1,135,715 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of  December 31 of each year:
DECEMBER 31,
SERIES 2	2004 ----	2003 ----	2002 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 1,968,967
15,779,910
770
------------
$17,749,647
============

$   483,214
22,746,522
------------
23,229,736
------------

(5,354,226)
(125,863)
------------
(5,480,089)
------------

$17,749,647
============

$ 4,270,346
------------
2,079,978
2,007,179
869,716
------------
4,956,873
------------
$ (686,527)
============
$   (6,865)
============
$ (679,662)

668,751
------------

$  (10,911)
============

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
============

As of December 31, 2004, the largest Project Partnership constituted 12.0% and 13.7%, and as of December 31, 2003 the largest Project Partnership constituted 12.2% and 14.5% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of  December 31 of each year:
DECEMBER 31,
SERIES 3	2004 ----	2003 ----	2002 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,560,603
12,872,999
166,839
-----------
$15,600,441
===========

$   508,518
21,412,108
-----------
21,920,626
-----------

(6,676,166)
355,981
-----------
(6,320,185)
-----------

$15,600,441
============

$ 4,301,073
-----------
2,100,539
1,967,487
973,367
-----------
5,041,393
-----------
$  (740,320)
============
$   (12,676)
============
$  (727,644)

727,644
-----------

$         0
============

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
============

As of December 31, 2004, the largest Project Partnership constituted 8.5% and 6.4%, and as of December 31, 2003 the largest Project Partnership constituted 8.4% and 6.7% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of  December 31 of each year:
DECEMBER 31,
SERIES 4	2004 ----	2003 ----	2002 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,310,917
20,049,998
33,120
-----------
$22,394,035
===========

$   910,446
26,191,312
-----------
27,101,758
-----------

(5,435,023)
727,300
-----------
(4,707,723)
-----------

$22,394,035
============

$ 4,938,004
-----------
2,576,638
2,138,281
1,045,249
-----------
5,760,168
-----------
$  (822,164)
===========
$   (15,617)
===========
$  (806,547)

806,547
-----------

$        0
===========

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
===========

As of December 31, 2004, the largest Project Partnership constituted 7.8% and 5.8%, and as of December 31, 2003 the largest Project Partnership constituted 7.8% and 5.6% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of
December 31 of each year:
DECEMBER 31,
SERIES 5	2004 ----	2003 ----	2002 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and     partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Gain on Sale

    Total Income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 3,075,902
22,749,373
51,964
-----------
$25,877,239
============

$   736,200
31,392,413
-----------
32,128,613
-----------

(5,930,379)
(320,995)
-----------
(6,251,374)
-----------

$25,877,239
============

$ 5,792,482
227,407
-----------
6,019,889
-----------
3,096,406
2,229,541
1,247,246
-----------
6,573,193
-----------
$  (553,304)
============
$    (7,807)
============
$  (545,497)

746,794
-----------

$   201,297
============

$ 3,058,047
24,492,694
2,286
-----------
$27,553,027
============

$   807,429
32,229,915
-----------
33,037,344
-----------

(5,197,812)
(286,505)
-----------
(5,484,317)
-----------

$27,553,027
============

$ 5,575,579
0
-----------
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
0
-----------
5,359,025
-----------
2,910,555
2,121,354
1,280,622
-----------
6,312,531
-----------
$  (953,506)
============
$    (9,535)
============
$  (943,971)

784,479
-----------

$  (159,492)
============

As of December 31, 2004, the largest Project Partnership constituted 8.3% and 8.0%, and as of December 31, 2003 the largest Project Partnership constituted 7.9% and 8.2% of the combined total assets by series and combined total revenues by series, respectively.

  One of the Project Partnerships, Highland View, LP, sold its property in December 2004. The sale of the property resulted in a gain allocated to Gateway of $227,407. Gateway received sale proceeds totaling $157,127, which will be distributed to the Limited Partners at $18.24 per limited partnership unit. Gateway had previously suspended losses reported by this Project Partnership in conformity with its policy to not record losses which reduce the investment below zero. As a result of the net increase in the investment from the sale transaction Gateway was able to recognize $43,945 in suspended losses. Gateway's ending investment in this Project Partnership, after adjusting for the gain on sale, cash proceeds received and suspended losses, was $21,574, which is reported as a loss on disposition in the Combined Statements of Operations.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of
December 31 of each year:
DECEMBER 31,
SERIES 6	2004 ----	2003 ----	2002 ----

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

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 4,075,629
27,082,558
3,934
------------
$31,162,121
===========

$   760,481
34,688,448
------------
35,448,929
------------

(3,799,474)
(487,334)
------------
(4,286,808)
------------

$31,162,121
============

$ 6,536,265
------------
3,184,179
2,666,928
1,367,028
------------
7,218,135
------------
$  (681,870)
============

$    (8,157)
============
$  (673,713)

608,477
------------

$   (65,236)
============

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
============

As of December 31, 2004, the largest Project Partnership constituted 6.4% and 6.5%, and as of December 31, 2003 the largest Project Partnership constituted 6.5% and 6.5% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of
December 31 of each year:
DECEMBER 31,
TOTAL SERIES 2 - 6	2004 ----	2003 ----	2002 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' equity
  Limited Partner
  General Partners

    Total Partners' equity

    Total liabilities and
    partners' equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Gain on Sale

    Total Income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and   amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnership's share of net loss

Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 13,992,018
98,534,838
256,627
-------------
$112,783,483
=============

$  3,398,859
136,430,803
------------
139,829,662
------------

(27,195,268)
149,089
------------
(27,046,179)
------------

$112,783,483
=============

$ 25,838,170
227,407
------------
26,065,577
------------
13,037,740
11,009,416

5,502,606
------------
29,549,762
------------
$ (3,484,185)
=============

$    (51,122)
=============

$ (3,433,063)

3,558,213
------------

$    125,150
=============

$ 13,550,405
104,208,137
228,716
-------------
$117,987,258
=============

$  3,390,520
137,755,258
------------
141,145,778
------------

(23,480,434)
321,914
------------
(23,158,520)
------------

$117,987,258
=============

$ 25,117,060
0
------------
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
0
------------
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

  By Series these differences are as follows:
	Equity Per Project Partnership ------------------	Equity Per Partnership ----------------------
Series 2	$ (5,354,226)	$ (271,966)
Series 3	(6,676,166)	(409,182)
Series 4	(5,435,023)	(441,205)
Series 5	(5,930,379)	(291,031)
Series 6	(3,799,474)	198,548

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 2	2005 ----	2004 ----	2003 ----
Net Loss per Financial Statements	$ (97,520)	$ (92,200)	$ (85,230)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(797,850)	(856,310)	(796,760)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	1,376	8,988	964
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	53,428 696 (14,217) -----------	12,850 696 (18,415) -----------	35,197 (131) (10,860) -----------
Partnership loss for tax purposes as of December 31	$ (854,087) ============	$ (944,391) ============	$ (856,820) ============
	December 31, 2004 ------------	December 31, 2003 ------------	December 31, 2002 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 892 ============	$ 892 ============	$ 17,131 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2005 are as follows:

                                   Financial        Tax
                                   Reporting        Reporting
                                   Purposes         Purposes        Differences

Investments in Local
  Limited Partnerships           $    34,391       $(6,549,304)     $ 6,583,695

Other Assets                    $   359,915       $ 1,096,825      $  (736,910)

Liabilities                      $   576,689       $     4,049      $   572,640

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 3	2005 ----	2004 ----	2003 ----
Net Loss per Financial Statements	$ (77,647)	$ (77,243)	$ (82,729)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(752,598)	(762,553)	(622,341)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	2,140	18,639	426
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	67,931 129 (20,866) -----------	17,077 63 (37,484) -----------	25,116 1,120 (19,990) -----------
Partnership loss for tax purposes as of December 31	$ (780,911) ============	$ (841,501) ============	$ (698,398) ============
	December 31, 2004 ------------	December 31, 2003 ------------	December 31, 2002 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 941 ============	$ 7,517 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2005 are as follows:

                                   Financial        Tax
                                   Reporting        Reporting
                                   Purposes         Purposes       Differences

Investments in Local
  Limited Partnerships             $       0        $(6,099,083)   $6,099,083

Other Assets                       $ 329,653        $   987,524    $ (657,871)

Liabilities                        $ 479,749        $     4,161    $  475,588

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 4	2005 ----	2004 ----	2003 ----
Net Loss per Financial Statements	$ (102,967)	$ (98,159)	$ (160,313)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(907,174)	(825,899)	(827,686)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(971)	18,236	1,588
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	79,874 (256) (14,332) -----------	37,611 (802) (40,257) -----------	35,743 2,947 (15,207) -----------
Partnership loss for tax purposes as of December 31	$ (945,826) ============	$ (909,270) ============	$ (962,928) ============
	December 31, 2004 ------------	December 31, 2003 ------------	December 31, 2002 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 1,484 ============	$ 8,520 ============	$ 20,620 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2005 are as follows:

                                Financial      Tax
                                Reporting      Reporting
                                Purposes       Purposes         Differences

Investments in Local
  Limited Partnerships        $        0      $ (7,213,834)     $ 7,213,834

Other Assets                  $  445,208      $  1,282,235      $  (837,027)

Liabilities                   $  624,704      $      6,719      $   617,985

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 5	2005 ----	2004 ----	2003 ----
Net Income (Loss) per Financial Statements	$ 15,153	$ (265,039)	$ (261,993)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(948,134)	(996,157)	(886,046)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(7,065)	20,717	4,599
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	(58,836) 4,380 (46,206) -----------	19,420 4,576 (34,151) -----------	41,264 5,110 (21,532) -----------
Partnership loss for tax purposes as of December 31	$(1,040,708) ============	$(1,250,634) ============	$(1,118,598) ============
	December 31, 2004 ------------	December 31, 2003 ------------	December 31, 2002 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 20,278 ============	$ 75,409 ============	$ 471,321 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2005 are as follows:

                                 Financial       Tax
                                 Reporting       Reporting
                                 Purposes        Purposes         Differences

Investments in Local
  Limited Partnerships          $ 202,405        $(7,218,248)     $ 7,420,653

Other Assets                    $ 570,926        $ 1,607,629      $(1,036,703)

Liabilities                     $ 649,471        $     6,156      $   643,315

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 6	2005 ----	2004 ----	2003 ----
Net Loss per Financial Statements	$ (198,709)	$ (294,767)	$ (334,594)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(849,870)	(788,055)	(805,019)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	3,894	12,119	5,776
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	111,482 8,034 (36,754) ------------	34,124 8,478 (28,421) ------------	53,540 6,552 (17,654) ------------
Partnership loss for tax purposes as of December 31	$ 961,923 ============	$(1,056,522) ============	$(1,091,399) ============
	December 31, 2004 -----------	December 31, 2003 -----------	December 31, 2002 -----------
Federal Low Income Housing Tax Credits (Unaudited)	$ 38,926 ============	$ 154,714 ============	$ 1,311,025 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2005 are as follows:

                                   Financial         Tax
                                   Reporting         Reporting
                                   Purposes          Purposes        Differences

Investments in Local
  Limited Partnerships            $  781,147         $(5,862,980)    $ 6,644,127

Other Assets                      $  592,890         $ 1,780,281     $(1,187,391)

Liabilities                       $  805,543         $     6,824     $   798,719

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
TOTAL SERIES 2 - 6	2005 ----	2004 ----	2003 ----
Net Loss per Financial Statements	$ (461,690)	$ (827,408)	$ (924,859)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(4,255,626)	(4,228,974)	(3,937,852)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(626)	78,699	13,353
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	253,879 12,983 (132,375) -----------	121,082 13,011 (158,728) -----------	190,860 15,598 (85,243) -----------
Partnership loss for tax purposes as of December 31	$(4,583,455) ============	$(5,002,318) ============	$(4,728,143) ============

  The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $6,583,695 higher for Series 2, $6,099,083 higher for Series 3, $7,213,834 higher for Series 4, $7,420,653 higher for Series 5 and $6,644,127 higher for Series 6 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

  The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2005 are as follows:

                                 Financial        Tax
                                 Reporting        Reporting
                                 Purposes         Purposes         Differences

Investments in Local
  Limited Partnerships          $1,017,943        $(32,943,449)    $33,961,392

Other Assets                    $2,298,592        $  6,754,494     $(4,455,902)

Liabilities                     $3,136,156        $     27,909     $ 3,108,247

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 2
Year 2005                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2004     9/30/2004     12/31/2004    3/31/2005

Total Revenues           $   3,945     $        0    $   3,702     $   6,291

Net Income (Loss)        $ (23,076)    $  (41,293)   $ (28,733)    $  (4,418)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (3.72)     $   (6.66)    $  (4.64)     $   (.71)

Series 3
Year 2005                Quarter 1     Quarter 2    Quarter 3      Quarter 4
                         6/30/2004     9/30/2004    12/31/2004     3/31/2005

Total Revenues           $   9,002     $        0   $   5,380      $   4,399

Net Income (Loss)        $ (12,843)    $  (27,395)  $ (17,660)     $ (19,749)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (2.33)     $   (4.97)   $  (3.21)     $   (3.58)

Series 4
Year 2005                Quarter 1     Quarter 2     Quarter 3      Quarter 4
                         6/30/2004      9/30/2004     12/31/2004     3/31/2005

Total Revenues           $   4,944      $   5,693     $   1,884      $   3,660

Net Income (Loss)        $ (22,017)     $ (28,145)    $ (26,708)     $ (26,097)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (3.15)     $   (4.03)     $  (3.82)      $  (3.74)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 5
Year 2005                  Quarter 1     Quarter 2     Quarter 3      Quarter 4
                           6/30/2004     9/30/2004     12/31/2004     3/31/2005

Total Revenues            $   7,658     $   8,902     $   2,172      $   8,931

Net Income (Loss)         $ (34,298)    $ (39,929)    $ (37,000)     $ 126,380

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding  $   (3.94)    $   (4.59)    $   (4.25)     $    6.07

Series 6
Year 2005 #9;                 Quarter 1     Quarter 2     Quarter 3      Quarter 4
                          6/30/2004     9/30/2004     12/31/2004     3/31/2005

Total Revenues            $   7,557     $   9,396     $  10,174     $   4,912

Net Income (Loss)         $ (49,952)    $ (46,487)    $ (48,996)    $ (53,274)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding  $   (4.89)    $   (4.55)    $   (4.81)    $   (5.22)

Series 2 - 6
Year 2005                 Quarter 1     Quarter 2     Quarter 3      Quarter 4
                          6/30/2004     9/30/2004     12/31/2004     3/31/2005

Total Revenues            $  33,106     $  23,991     $  23,312      $  28,493

Net Income (Loss)         $(142,186)    $(183,249)    $(159,097)     $  22,842

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 2
Year 2004                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2003     9/30/2003     12/31/2003    3/31/2004

Total Revenues           $       0     $    1,957    $   3,793     $   7,070

Net Income (Loss)        $ (38,406)    $  (28,418)   $ (24,264)    $  (1,112)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (6.20)     $   (4.59)    $  (3.91)     $   (.18)

Series 3
Year 2004                Quarter 1     Quarter 2    Quarter 3      Quarter 4
                         6/30/2003     9/30/2003    12/31/2003     3/31/2004

Total Revenues           $   6,205     $   10,112   $       0      $   6,484

Net Income (Loss)        $ (21,261)    $  (14,615)  $ (23,305)     $ (18,062)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (3.86)     $   (2.65)   $  (4.23)     $   (3.28)

Series 4
Year 2004                Quarter 1     Quarter 2     Quarter 3      Quarter 4
                         6/30/2003      9/30/2003     12/31/2003     3/31/2004

Total Revenues           $   6,563      $  19,578     $       0      $   1,819

Net Income (Loss)        $ (30,836)     $ (13,103)    $ (29,743)     $ (24,477)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (4.41)     $   (1.88)     $  (4.26)      $  (3.50)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 5
Year 2004 #9;                  Quarter 1     Quarter 2     Quarter 3      Quarter 4
                           6/30/2003     9/30/2003     12/31/2003     3/31/2004

Total Revenues            $  12,492     $       0     $     750      $   3,739

Net Income (Loss)         $ (46,203)    $ (78,011)    $ (71,278)     $ (69,547)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding  $   (5.31)    $   (8.96)    $   (8.19)     $   (7.99)

Series 6
Year 2004 #9;                 Quarter 1     Quarter 2     Quarter 3      Quarter 4
                          6/30/2003     9/30/2003     12/31/2003     3/31/2004

Total Revenues            $   3,514     $   6,988     $   1,000     $   9,627

Net Income (Loss)         $(107,395)    $ (45,853)    $(116,673)    $ (24,846)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding  $  (10.52)    $   (4.49)    $  (11.43)    $   (2.44)

Series 2-6
Year 2004                 Quarter 1     Quarter 2     Quarter 3      Quarter 4
                          6/30/2003     9/30/2003     12/31/2003     3/31/2004

Total Revenues            $  28,774     $  38,635     $   5,543      $  28,739

Net Income (Loss)         $(244,101)    $(180,000)    $(265,263)     $(138,044)

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                              INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Springwood Apartments Limited Partnership
Westfield, New York

We have audited the accompanying balance sheets of Springwood Apartments Limited Partnership as of December 31, 2004 and 2003 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments Limited Partnership as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 2005 on our consideration of Springwood Apartments Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 21, 2005

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                           INDEPENDENT AUDITORS' REPORT
                           ------------------------------

To the Partners
Cherrytree Apartments Limited Partnership
Albion, Pennsylvania

We have audited the accompanying balance sheets of Cherrytree Apartments Limited Partnership as of December 31, 2004 and 2003 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherrytree Apartments Limited Partnership as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 2005 on our consideration of Cherrytree Apartments Limited Partnership internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grant agreements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 21, 2005

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                            INDEPENDENT AUDITORS' REPORT
                          ---------------------------------

To the Partners
Wynnwood Commons Associates Limited Partnership
Fairchance, Pennsylvania

We have audited the accompanying balance sheets of Wynnwood Commons Associates Limited Partnership as of December 31, 2004 and 2003 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wynnwood Common Associates Limited Partnership as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 2004 on our consideration of Wynnwood Commons Associates Limited Partnership internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grant agreements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 21, 2005

Hill, Barth & King LLC
5121 Zuck Road
Erie, PA 16506
PHONE:  814-836-9968
FAX:  814-836-9989

                              INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners
Stony Creek Commons Limited Partnership
Hooversville, Pennsylvania

We have audited the accompanying balance sheets of Stony Creek Commons Limited Partnership as of December 31, 2004 and 2003 and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stony Creek Commons Limited Partnership as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 21, 2005 on our consideration of Stony Creek Commons Limited Partnership internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Hill, Barth & King LLC
Certified Public Accountants

January 21, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                              INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Richland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Richland Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1848044, as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richland Elderly Housing, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2005 on our consideration of the Richland Elderly Housing, Ltd.'s internal control structure and a report dated January 21, 2005 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 21, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners
Pearson Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Pearson Elderly Housing, Ltd. (A Limited Partnership), Federal ID No.: 58-1848042, as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pearson Elderly Housing, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2005 on our consideration of the Pearson Elderly Housing, Ltd.'s internal control structure and a report dated January 21, 2005 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 21, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Lake Park Apartments, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lake Park Apartments, Ltd. (A Limited Partnership), Federal ID No.: 58-1844429, as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lake Park Apartments, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2005 on our consideration of the Lake Park Apartments, Ltd.'s internal control structure and a report dated January 21, 2005 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with the report in considering the results.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 21, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
Lakeland Elderly Housing, Ltd.
Valdosta, Georgia

We have audited the accompanying balance sheets of Lakeland Elderly Housing, Ltd. (a limited partnership), Federal ID No.: 58-1898054, as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Elderly Housing, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2005 on our consideration of the Lakeland Elderly Housing, Ltd.'s internal control structure and report dated January 21, 2005 on its compliance with laws and regulations. These reports are and integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 21, 2005

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                                 INDEPENDENT AUDITORS' REPORT
                                -------------------------------

To the Partners of
Woodland Terrace Apartments, LTD, LLLP

We have audited the accompanying balance sheets of WOODLAND TERRACE APARTMENTS, LTD, LLLP (USDA Rural Development Case No. 10-017-581854412), a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WOODLAND TERRACE APARTMENTS, LTD, LLLP as of December 31, 2004 and 2003, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2005, on our consideration of WOODLAND TERRACE APARTMENTS, LTD, LLLP's internal control and our report dated February 28, 2005, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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
February 28, 2005

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, Georgia 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners of
Manchester Housing, LTD, LLLP

We have audited the accompanying balance sheets of MANCHESTER HOUSING, LTD, LLLP (USDA Rural Development Case No. 10-099-581845215), a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MANCHESTER HOUSING, LTD, LLLP as of December 31, 2004 and 2003, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2005, on our consideration of MANCHESTER HOUSING, LTD. LLLP's internal control and our report dated February 28, 2005, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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
February 28, 2005

M. Paul Nichols, Jr., CPA, P.C.
2101 North Patterson Street
Valdosta, GA 31602
PHONE: 229-671-1255
FAX:  229-244-2433

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners
Heritage Villas, L.P.
McRae, Georgia

We have audited the accompanying balance sheets of Heritage Villas, L.P. (a limited partnership), Federal ID #: 58-1898056, as of December 31, 2004 and 2003, and the related statements of income, partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Villas, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated February 12, 2005, on our consideration of Heritage Villas, L.P.'s internal control structure and its compliance with laws and regulations.

/s/ M. Paul Nichols, Jr., CPA, PC
Certified Public Accountant and Consultant

February 12, 2005

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                           INDEPENDENT AUDITORS' REPORT
                           -----------------------------

To the Partners of
Crisp Properties, LLLP

We have audited the accompanying balance sheets of CRISP PROPERTIES, LLLP (USDA Rural Development Case No. 10-017-581854412), a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRISP PROPERTIES, LLLP as of December 31, 2004 and 2003, and the results of its operations, its changes in partners equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2005, on our consideration of CRISP PROPERTIES, LLLP's internal control and our report dated February 28, 2005, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

February 28, 2005

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE:  404-892-9651
FAX:  404-876-3913

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners of
Blackshear Apartments, L.L.L.P. Phase II

We have audited the accompanying balance sheets of BLACKSHEAR APARTMENTS, L.L.L.P. PHASE II (USDA Rural Development Case No. 10-040-581925616), a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards applicable to financial sudits contained in Government Auditing Standards, issued by the Comptroller General of the United States, and the Audit Program of the Rural Development Services Office of the U.S. Department of Agriculture, formerly known as the Farmers Home Administration. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLACKSHEAR APARTMENTS, L.L.L.P. PHASE II as of December 31, 2004 and 2003, and the results of its operations, its changes in partner's equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2005, on our consideration of BLACKSHEAR APARTMENTS, L.L.L.P. PHASE II'S internal control and our report dated February 28, 2005, on its compliance with laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

February 28, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE:  229-245-6040
FAX:  229-245-1669

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

To the Partners
Crawford Rental Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Crawford Rental Housing, L.P. (a limited partnership), Federal ID #: 58-1850761, as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crawford Rental Housing, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2005 on our consideration of Crawford Rental Housing, L.P.'s internal control structure and a report dated January 21, 2005 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 21, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
Shellman Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Shellman Housing, L.P. (a limited partnership), Federal ID No. 58-1917615, as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shellman Housing L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2005 on our consideration of the Shellman Housing L.P.'s internal control structure and a report dated January 21, 2005 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 21, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

To the Partners
Greensboro Properties, L.P., Phase II
Valdosta, Georgia

We have audited the accompanying balance sheets of Greensboro Properties, L.P., Phase II (a limited partnership), Federal ID No.: 58-1915804 as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greensboro Properties, L.P., Phase II as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2005 on our consideration of the Greensboro Properties, L.P., Phase II's internal control structure and a report dated January 21, 2005 on it's compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 21, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Rd. - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                 INDEPENDENT AUDITORS' REPORT
                               -------------------------------

To the Partners
Dawson Elderly, L.P.
Dawson, Georgia

We have audited the accompanying balance sheets of Dawson Elderly, L.P. (a limited partnership), Federal ID No.: 58-1966658 as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dawson Elderly, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 21, 2005 on our consideration of Dawson Elderly, L.P.'s internal control structure and a report dated January 21, 2005 on it's compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 21, 2005

Habif, Arogeti & Wynne, LLP
5565 Glenridge Connector, Suite 200
Atlanta, GA 30342
PHONE: 404-892-9651
FAX: 404-876-3913

                                  INDEPENDENT AUDITORS' REPORT
                                  -----------------------------

To the Partners
Piedmont Development Company of Lamar
    County, LTD.

We have audited the accompanying balance sheets of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD. as of December 31, 2004 and 2003, and the results of its operations, its changes in partners' equity (deficit), and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 2005, on our consideration of PIEDMONT DEVELOPMENT COMPANY OF LAMAR COUNTY, LTD.'s internal control and a report dated February 18, 2005, on its compliance with laws and regulations applicable to the financial statements.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia

February 18, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   -----------------------------

To the Partners
Sylacauga Heritage Apartments Ltd.
Sylacauga, Alabama

We have audited the accompanying balance sheets of Sylacauga Heritage Apartments, Ltd., a limited partnership, RHS Project No.: 01-061-631025601 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Heritage Apartments, Ltd., RHS Project No.: 01-061-631025601 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2005 on our consideration of Sylacauga Heritage Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results or our audit.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 10, 2005

Cameron, Hines & Hartt
104 Regency Place - P.O. Box 2474
West Monroe, LA 71294-2474
PHONE: 318-323-1717
FAX: 318-322-5121

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To the Partners
Logansport Seniors Apartments

We have audited the accompanying balance sheets of Logansport Seniors Apartments (the Partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logansport Seniors Apartments as of December 31, 2004 and 2003, and the results of its operations and its and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2005, on our consideration of Logansport Seniors Apartment's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audits.

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

/s/ Cameron, Hines & Hartt,(APAC)
Certified Public Accountants

West Monroe, Louisiana
January 31, 2005

Cameron, Hines & Hartt
104 Regency Place - P.O. Box 2474
West Monroe, LA 71294-2474
PHONE: 318-323-1717
FAX: 318-322-5121

                               INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Tarpon Heights Apartments

We have audited the accompanying balance sheets of Tarpon Heights Apartments (the Partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tarpon Heights Apartments as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2005, on our consideration of Tarpon Heights Apartments' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audits.

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

/s/ Cameron, Hines & Hartt (APAC)
Certified Public Accountants

West Monroe, Louisiana
February 28, 2005

Bond & Tousignant, LLC
1500 Lamy Lane - P.O. Box 14065
Monroe, LA 71207-4065
PHONE: 318-323-0717
FAX: 318-323-0719

                              INDEPENDENT AUDITORS' REPORT
                            --------------------------------

To the Partners
THE OAKS APARTMENTS, ALPIC

We have audited the accompanying balance sheets of THE OAKS APARTMENTS, ALPIC, RHS Project No. 22-002-721144868 as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE OAKS APARTMENTS, ALPIC as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued our report dated February 21, 2005 on our consideration of THE OAKS APARTMENTS, ALPIC's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with the report in considering the results of our audit.

/s/ Bond & Tousignant, LLC
Certified Public Accountants

Monroe, Louisiana
February 21, 2005

Cameron, Hines & Hartt
104 Regency Place - P.O. Box 2474
West Monroe, LA 71294-2474
PHONE: 318-323-1717
FAX: 318-322-5121

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Sonora Seniors Apartments

We have audited the accompanying balance sheets of Sonora Seniors Apartments (the Partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonora Seniors Apartments as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2005, on our consideration of Sonora Seniors Apartment's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audits.

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

/s/ Cameron, Hines & Hartt (APAC)
Certified Public Accountants

West Monroe, Louisiana
February 28, 2005

Bond & Tousignant, LLC
1500 Lamy Lane, P.O. Box 14065
Monroe, LA 71207-4065
PHONE: 318-323-0717
FAX: 318-323-0719

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
BRACKETTVILLE SENIORS APARTMENTS, LTD.

We have audited the accompanying balance sheets of BRACKETTVILLE SENIORS APARTMENTS, LTD, RHS Project No. 50-036-721150307 as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BRACKETTVILLE SENIORS APARTMENTS, LTD as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued our report dated March 18, 2005, on our consideration of BRACKETTVILLE SENIORS APARTMENTS, LTD's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with the report in considering the results of our audit.

/s/ Bond & Tousignant, LLC
Certified Public Accountants

Monroe, Louisiana
March 18, 2005

Cameron, Hines & Hartt (APAC)
104 Regency Place, P.O. Box 2474
West Monroe, LA 71294-2474
PHONE: 318-323-1717
FAX: 318-322-5121

                               INDEPENDENT AUDITORS' REPORT
                             -------------------------------

To the Partners
Timpson Seniors Apartments

We have audited the accompanying balance sheets of Timpson Seniors Apartments (the Partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States and the Standards for Financial and Compliance Audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timpson Seniors Apartments as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2005, on our consideration of Timpson Seniors Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Timpson Seniors Apartments. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Cameron, Hines & Hartt
Certified Public Accountants

West Monroe, Louisiana
February 28, 2005

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                                 INDEPENDENT AUDITORS' REPORT
                               --------------------------------

Partners
Charleston Properties, A Limited Partnership
D/B/A SavannahPark of Charleston II
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Charleston Properties, A Limited Partnership, D/B/A SavannahPark of Charleston II as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charleston Properties, A Limited Partnership, D/B/A SavannahPark of Charleston II as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2005, on our consideration of the Partnerships' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 9, 2005

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                               INDEPENDENT AUDITORS' REPORT
                              -------------------------------

Partners
Sallisaw Properties II, A Limited Partnership
D/B/A GardenWalk of Sallisaw II
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Sallisaw Properties II, A Limited Partnership, D/B/A GardenWalk of Sallisaw II as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sallisaw Properties II, A Limited Partnership, D/B/A GardenWalk of Sallisaw II as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing and internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 9, 2005

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                              INDEPENDENT AUDITORS' REPORT
                            -------------------------------

Partners
Pocola Properties, A Limited Partnership
D/B/A GardenWalk of Pocola
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Pocola Properties, A Limited Partnership, D/B/A GardenWalk of Pocola as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pocola Properties, A Limited Partnership, D/B/A GardenWalk of Pocola as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 9, 2005

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                               INDEPENDENT AUDITORS' REPORT
                             --------------------------------

Partners
Poteau Properties II, A Limited Partnership
D/B/A GardenWalk on Lacey Lane
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Poteau Properties II, A Limited Partnership, D/B/A GardenWalk on Lacey Lane as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Poteau Properties II, A Limited Partnership, D/B/A GardenWalk on Lacey Lane as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 9, 2005

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                                INDEPENDENT AUDITORS' REPORT
                             -------------------------------

Partners
Nowata Properties, A Limited Partnership
D/B/A Cross Creek II
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Nowata Properties, A Limited Partnership, D/B/A Cross Creek II as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nowata Properties, A Limited Partnership, D/B/A Cross Creek II as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 9, 2005

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

Partners
Sallisaw Properties, A Limited Partnership
D/B/A GardenWalk of Sallisaw
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Sallisaw Properties, A Limited Partnership, D/B/A GardenWalk of Sallisaw as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sallisaw Properties, A Limited Partnership, D/B/A GardenWalk of Sallisaw as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 9, 2005

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

Partners
Roland Properties II, A Limited Partnership
D/B/A GardenWalk of Roland II
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Roland Properties II, A Limited Partnership, D/B/A GardenWalk of Roland II as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roland Properties II, A Limited Partnership, D/B/A GardenWalk of Roland II as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 9, 2005

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

Partners
Stilwell Properties, A Limited Partnership
D/B/A GardenWalk of Stilwell
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Stilwell Properties, A Limited Partnership, D/B/A GardenWalk of Stilwell as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stilwell Properties, A Limited Partnership, D/B/A GardenWalk of Stilwell as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 9, 2005

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                                   INDEPENDENT AUDITORS' REPORT
                                   -----------------------------

Partners
Stilwell Properties II, A Limited Partnership
D/B/A GardenWalk of Stilwell II
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Stilwell II Properties, A Limited Partnership, D/B/A GardenWalk of Stilwell II as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stilwell II Properties, A Limited Partnership, D/B/A GardenWalk of Stilwell II as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountant

February 9, 2005

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

Partners
Westville Properties, A Limited Partnership
D/B/A GardenWalk of Westville
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Westville Properties, A Limited Partnership, D/B/A GardenWalk of Westville as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westville Properties, A Limited Partnership, D/B/A GardenWalk as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 9, 2005

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                                 INDEPENDENT AUDITORS' REPORT
                                -------------------------------

Partners
Mill Creek Properties V, A Limited Partnership
D/B/A SavannahPark of Grove
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Mill Creek Properties V, A Limited Partnership, D/B/A SavannahPark of Grove as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mill Creek Properties V, A Limited Partnership, D/B/A SavannahPark of Grove as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 9, 2005

Baird, Kurtz, & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                                  INDEPENDENT AUDITORS' REPORT
                                 -------------------------------

Partners
Parsons Properties, A Limited Partnership
D/B/A SavannahPark of Parsons
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Parsons Properties, A Limited Partnership, D/B/A SavannahPark of Parsons as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parsons Properties, A Limited Partnership, D/B/A SavannahPark of Parsons as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Baird, Kurtz, & Dobson, LLP
Certified Public Accountants

February 9, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

To the Partners
Inverness Club, Ltd., L.P.
(A Georgia Limited Partnership)
Valdosta, Georgia

We have audited the accompanying balance sheets of Inverness Club, Ltd., L.P. (A Georgia Limited Partnership), FmHA Project No.: 09-009-581808620, as of December 31, 2004 and 2003, and the related statements of operations, partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inverness Club, Ltd., L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 2005 on our consideration of Inverness Club, Ltd., L.P.'s internal control structure and a report dated January 17, 2005 on its compliance with laws and regulations. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 17, 2005

Henderson & Godbee, P.C.
3488 N. Valdosta Road - P.O. Box 2241
Valdosta, GA 31604-2241
PHONE: 229-245-6040
FAX: 229-245-1669

                                 INDEPENDENT AUDITORS' REPORT
                                ------------------------------

To the Partners
Carrollton Club, Ltd., L.P.
(A Georgia Limited Partnership)
Valdosta, Georgia

We have audited the accompanying balance sheets of Carrollton Club, Ltd., L.P., (A Georgia Limited Partnership), FmHA Project No.: 10-22-58188314, as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carrollton Club, Ltd., L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2005 on our consideration of Carrollton Club, Ltd., L.P.'s internal control structure and a report dated January 25, 2005 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

/s/ Henderson & Godbee, P.C.
Certified Public Accountants

January 25, 2005

Grana & Teibel, CPAs, P.C.
300 Corporate Pkwy., Suite 116 N.
Amherst, NY 14226-1258
PHONE: 716-862-4270
FAX: 716-862-0007

                              INDEPENDENT AUDITORS' REPORT
                             ------------------------------

To The Partners of
Lewiston Limited Partnership
Case No. 37-032-161349932
and
RD Rural Housing Director
29 Liberty Street, Suite 2
Batavia, New York 14020-3294

We have audited the accompanying balance sheets of Lewiston Limited Partnership as of December 31, 2004 and 2003, and the related statements of operations, partners' capital (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lewiston Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2005, on our consideration of Lewiston Limited Partnerships internal control structure and a report dated January 28, 2005, on its compliance with laws and regulations.

/s/ Grana & Teibel, CPAs, P.C.
Certified Public Accountants

January 28, 2005

Miller & Rose, P.A.
1309 E. Race Avenue
Searcy, AR 72143
PHONE: 501-268-8356
FAX: 501-268-9362

                                 INDEPENDENT AUDITORS' REPORT
                                --------------------------------

Partners
Lancaster House, An Arkansas Limited Partnership
D/B/A Pebble Creek Apartments
351 East 4th Street
Mountain Home, AR 72653

We have audited the accompanying financial statements of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 2004 and 2003, and for the years then ended, as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 2005 on our consideration of Lancaster House, An Arkansas Limited Partnership, D/B/A Pebble Creek Apartments' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Miller & Rose, P.A.
Certified Public Accountants

February 18, 2005

Leavitt, Christensen & Co., PLLC
13965 W. Chinden Blvd., Suite 200 C
Boise, ID 83713
PHONE: 208-287-5353
FAX: 208-287-5358

                                  INDEPENDENT AUDITORS' REPORT
                                 ------------------------------

Managing General Partner
Haines Associates Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Haines Associates Limited Partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haines Associates Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2005 on our consideration of Haines Associates Limited Partnership's internal control and on its compliance with laws and regulations. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
January 18, 2005

Bernard Robinson & Company, LLP
109 Muirs Chapel Rd. - P.O. Box 19608
Greensboro, NC 27419
PHONE: 336-294-4494
FAX: 336-547-0840

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Woodcrest Associates of South Boston, VA, Ltd.
Charlotte, North Carolina

We have audited the accompanying balance sheets of Woodcrest Associates of South Boston, VA, Ltd. (a Virginia limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodcrest Associates of South Boston, VA, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Bernard Robinson & Company, LLP
Certified Public Accountants

January 31, 2005

Brown, Edwards & Co., LLP
1969 Lee Highway - P.O. Box 16999
Bristol, VA 24209-6999
PHONE: 276-466-5248
FAX: 276-466-9241

                             INDEPENDENT AUDITORS' REPORT
                           -------------------------------

To the Partners
Norton Green Limited Partnership

We have audited the accompanying balance sheet of Norton Green Limited Partnership as of December 31, 2004, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Norton Green Limited Partnership as of December 31, 2003, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 15, 2004.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norton Green Limited Partnership as of December 31, 2004, and the results of its operations, changes in partners' deficit, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 15, 2005 on our consideration of Norton Green Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Brown, Edwards & Co., LLP
Certified Public Accountants

February 15, 2005

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

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

February 15, 2004

Brown, Edwards & Co., LLP
1969 Lee Highway - P.O. Box 16999
Bristol, VA 24209-6999
PHONE: 276-466-5248
FAX: 276-466-9241

                             INDEPENDENT AUDITORS' REPORT
                           -------------------------------

To the Partners
Jonesville Manor Limited Partnership

We have audited the accompanying balance sheet of Jonesville Manor Limited Partnership as of December 31, 2004, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Jonesville Manor Limited Partnership as of December 31, 2003, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 15, 2004.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jonesville Manor Limited Partnership as of December 31, 2004, and the results of its operations, changes in partners' deficit, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 15, 2005 on our consideration of Jonesville Manor Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Brown, Edwards & Co., LLP
Certified Public Accountants

February 15, 2005

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

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountant

February 15, 2004

Brown, Edwards & Co., LLP
1969 Lee Highway - P.O. Box 16999
Bristol, VA 24209-6999
PHONE: 276-466-5248
FAX: 276-466-9241

                             INDEPENDENT AUDITORS' REPORT
                           -------------------------------

To the Partners
Blacksburg Terrace Limited Partnership

We have audited the accompanying balance sheet of Blacksburg Terrace Limited Partnership as of December 31, 2004, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Blacksburg Terrace Limited Partnership as of December 31, 2003, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 15, 2004.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blacksburg Terrace Limited Partnership as of December 31, 2004, and the results of its operations, changes in partners' deficit, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 15, 2005 on our consideration of Blacksburg Terrace Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Brown, Edwards & Co., LLP
Certified Public Accountants

February 15, 2005

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

/s/ Thomas C. Cunningham, CPA PC
Certified Public Accountants

February 15, 2004

Brown, Edwards & Co., LLP
1969 Lee Highway - P.O. Box 16999
Bristol, VA 24209-6999
PHONE: 276-466-5248
FAX: 276-466-9241

                             INDEPENDENT AUDITORS' REPORT
                           -------------------------------

To the Partners
Newport Village Limited Partnership

We have audited the accompanying balance sheet of Newport Village Limited Partnership as of December 31, 2004, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Newport Village Limited Partnership as of December 31, 2003, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated February 15, 2004.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Village Limited Partnership as of December 31, 2004, and the results of its operations, changes in partners' deficit, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 15, 2005 on our consideration of Newport Village Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Brown, Edwards & Co., LLP
Certified Public Accountants

February 15, 2005

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

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

TO THE PARTNERS
SMITHFIELD GREENBRIAR LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Smithfield Greenbriar Limited Partnership, as of December 31, 2004 and 2003 and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smithfield Greenbriar Limited Partnership, as of December 31, 2004 and 2003 and the results of its operations, changes in partners' capital, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated February 8, 2005 on our consideration of Smithfield Greenbriar Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of those reports are to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Gubler & Company, P.C.
Certified Public Accountants
South Jordan, Utah
February 8, 2005

Simmons and Clubb
410 S. Orchard, Suite 156
Boise, ID 83705
PHONE: 208-336-6800
FAX: 208-343-2381

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Mountain Crest Limited Partnership
Boise, Idaho

We have audited the accompanying balance sheets of Mountain Crest Limited Partnership as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Crest Limited Partnership as of December 31, 2004 and 2003, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2005, on our consideration of Mountain Crest Limited Partnership's internal controls and compliance with laws and regulations. This report is an integral part of an audit performed in accordance with the Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Roger Clubb
Simmons and Clubb
Certified Public Accountants
Boise, Idaho
February 10, 2005

Cummins & Coffman, CPA's, P.A.
3706 S. Topeka Blvd., Suite 302

Topeka, KS 66609-1246
PHONE: 785-267-2030
FAX: 785-267-2254

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Eudora Senior Housing, L.P.
D/B/A Pinecrest Apartments II

We have audited the accompanying balance sheet of Eudora Senior Housing, L.P., RHS Project No. 18-023-481065040, D/B/A Pinecrest Apartments II as of December 31, 2004 and 2003, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial statements of financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eudora Senior Housing, L.P., RHS Project no. 18-023-481065040, D/B/A Pinecrest Apartments II as of December 31, 2004 and 2003, and the results of its operations, and its cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2005, on our consideration of Eudora Senior Housing, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, grants, and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and not to provide an opinion on the internal control over financial reporting or on compliance. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Cummins & Coffman, CPA's, P.A.
Certified Public Accountants

Topeka, Kansas
February 11, 2005

Baird, Kurtz & Dobson, LLP
5000 Rogers Avenue, Suite 700
Fort Smith, AR 72903-2079
PHONE: 479-452-1040
FAX: 479-452-5542

                               INDEPENDENT AUDITORS' REPORT
                               -----------------------------

Partners
Springhill Housing, A Limited Partnership
D/B/A Springhill Housing II
Fort Smith, Arkansas

We have audited the accompanying balance sheets of Springhill Housing, A Limited Partnership, D/B/A Springhill Housing II as of December 31, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springhill Housing, A Limited Partnership, D/B/A Springhill Housing II as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2005, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

/s/ Baird, Kurtz & Dobson, LLP
Certified Public Accountants

February 9, 2005

Eide Bailly LLP
200 East 10th St., Suite 500 - P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                                INDEPENDENT AUDITORS' REPORT
                               -------------------------------

The Partners
Sunchase II, Ltd.
Watertown, South Dakota

We have audited the accompanying balance sheets of Sunchase II, Ltd. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunchase II, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2005 on our consideration of Sunchase II, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
January 25, 2005

Eide Bailly LLP
200 East 10th St., Suite 500 - P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

The Partners
Courtyard, Ltd.
Huron, South Dakota

We have audited the accompanying balance sheets of Courtyard, Ltd. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 24, 2005, on our consideration of Courtyard, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
January 24, 2005

Eide Bailly LLP
200 East 10th St., Suite 500 - P.O. Box 5126
Sioux Falls, SD 57117-5126
PHONE: 605-339-1999
FAX: 605-339-1306

                                 INDEPENDENT AUDITORS' REPORT
                                 ---------------------------

The Partners
Sunrise, Ltd.
Yankton, South Dakota

We have audited the accompanying balance sheets of Sunrise Ltd. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 20, 2005 on our consideration of Sunrise, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Eide Bailly LLP
Certified Public Accountants
Sioux Falls, South Dakota
January 20, 2005

Johnson, Hickey & Murchison, P.C.
651 East Fourth Street, Suite 200
Chattanooga, TN 37403-1924
PHONE: 423-756-0052
FAX: 423-267-5945

                             INDEPENDENT AUDITORS' REPORT
                             -----------------------------

To the General Partners of
Southwood, L.P.:

We have audited the accompanying balance sheets of Southwood, L.P. as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwood, L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 26, 2005, on our consideration of the partnership's internal control over financial reporting and on its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Johnson, Hickey & Murchison, P.C.
Certified Public Accountants

January 26, 2005

Bob T. Robinson
2084 Dunbarton Drive
Jackson, MS 39216
PHONE: 601-982-3875
FAX: 601-982-3876

                                  INDEPENDENT AUDITORS' REPORT
                                 -------------------------------

To the Partners
Hazlehurst Manor, L.P.

I have audited the accompanying balance sheet of Hazlehurst Manor L.P. (RD Case Number 28-015-640803081), as of December 31, 2004 and 2003 and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hazlehurst Manor, L.P. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, I have also issued my report dated February 8, 2005 on my consideration of Hazlehurst Manor, L.P.'s internal control and on my tests of its compliance with cetain provisions of laws, regulations, contracts and grants. This report is an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

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

The annual budgets of Hazlehurst Manor, L.P. included in the accompanying prescribed form RD 1930-7 (Rev 7-03) have not been compiled or examined by me, and I do not express any form of assurance on them. In addition they may contain departures from guidelines for presentation of prospective financial information established by the American Institute of Certified Public Accountants. The actual results may vary from the presentation and the variations may be material.

/s/ Bob T. Robinson
Certified Public Accountant

February 8, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners
Lakeshore Apartments Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore Apartments, Ltd. a limited partnership, RHS Project No.: 01-044-631014228 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore Apartments, Ltd., RHS Project No.: 01-044-631014228 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2005 on our consideration of Lakeshore Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 27, 2005

Donald W. Causey & Associates, P.C.
16 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners
Countrywood Apartments Ltd.
Centerville, Alabama

We have audited the accompanying balance sheets of Countrywood Apartments, Ltd. a limited partnership, RHS Project No.: 01-004-630943678 December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countrywood Apartments, Ltd. RHS Project No.: 01-004-630943678 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 2005 on our consideration of Countrywood Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountant

Gadsden, Alabama
February 24, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners
Wildwood Apartments Ltd.
Pineville, Louisiana

We have audited the accompanying balance sheets of Wildwood Apartments, Ltd., a limited partnership, RHS Project No.: 22-040-630954515 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Apartments, Ltd., RHS Project No.: 22-040-630954515 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 2005 on our consideration of Wildwood Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 24, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Meadowcrest Apartments Ltd.
Luverne, Alabama

We have audited the accompanying balance sheets of Meadowcrest Apartments, Ltd. a limited partnership, RHS Project No.: 01-021-631047203 as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowcrest Apartments, Ltd. RHS Project No.: 01-021-631047203 as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2004 and 2003, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2005 on our consideration of Meadowcrest Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 27, 2005

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Seneca Apartments, L.P
Joplin, Missouri

We have audited the accompanying balance sheets of Seneca Apartments, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seneca Apartments, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2005 on our consideration of Seneca Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 13-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2005

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                               INDEPENDENT AUDITORS' REPORT
                           ----------------------------------

To the Partners
Carthage Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Carthage Seniors, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carthage Seniors, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2005 on our consideration of Carthage Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 13-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2005

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Southwest City Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Southwest City Apartments, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest City Apartments, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2005 on our consideration of Southwest City Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 13-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2005

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                 INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the Partners
Pineville Apartments, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Pineville Apartments, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pineville Apartments, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2005 on our consideration of Pineville Apartments, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 13-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2005

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners
Monett Seniors, L.P
Joplin, Missouri

We have audited the accompanying balance sheets of Monett Seniors, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monett Seniors, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2005 on our consideration of Monett Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 13-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2005

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Columbus Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Columbus Seniors, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Columbus Seniors, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2005 on our consideration of Columbus Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming and opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 13-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28, 2005

Turk & Giles, CPAs, P.C.
2026 Connecticut - P.O. Box 3766
Joplin, MO 64803
PHONE: 417-623-8666
FAX: 417-623-4075

                                 INDEPENDENT AUDITORS' REPORT
                                -------------------------------

To the Partners
Arma Seniors, L.P.
Joplin, Missouri

We have audited the accompanying balance sheets of Arma Seniors, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arma Seniors, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued our report dated February 28, 2005 on our consideration of Arma Seniors, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental Letter on pages 13-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Turk & Giles, CPAs, P.C.
Certified Public Accountants

February 28 2005

Chester M. Kearney, CPA
12 Dyer Street
Presque Isle, ME 04769-1550
PHONE: 207-764-3171
FAX: 207-764-6362

                            INDEPENDENT AUDITORS' REPORT
                          --------------------------------

Rural Development Group
d/b/a Ashland Estates
Caribou, Maine

To the Partners

We have audited the accompanying balance sheets of Rural Development Group, d/b/a Ashland Estates, (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Rural Development Group, d/b/a Ashland Estates as of December 31, 2004 and 2003, and the results of its operations, partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 1, 2005 on our consideration of Rural Development Group, d/b/a Ashland Estates' internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

/s/ Chester M. Kearney
Certified Public Accountants

Presque Isle, Maine
February 1, 2005

Strauss and Adams, P.A.
1310 Lady Street, 9th Floor
Columbia, SC 29201
PHONE: 803-779-7472
FAX: 803-252-6171

                               INDEPENDENT AUDITORS' REPORT
                              -------------------------------

To the Partners
Scarlett Oaks Limited Partnership
Lexington, South Carolina

We have audited the accompanying balance sheets of Scarlett Oaks Limited Partnership as of December 31, 2004, and 2003, and the related statements of income, expense and partners' equity and cash flows for the years then ended. These financial statements are the responsibility of Scarlett Oaks Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scarlett Oaks Limited Partnership as of December 31, 2004, and 2003, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 2005, on our consideration of Scarlett Oaks Limited Partnership's internal control and a report dated February 18, 2005 on its compliance with laws and regulations.

This report is intended for the information of management and the Department of Agriculture, Rural Development. However, this report is a matter of public record and its distribution is not limited.

/s/ Strauss and Adams, P.A.
Certified Public Accountant

February 18, 2005

David G. Pelliccione, C.P.A., P.C.
329 Commercial Drive, Suite 120
Savannah, GA 31406
PHONE: 912-354-2334
FAX: 912-354-2443

                             INDEPENDENT AUDITORS' REPORT
                             -----------------------------

To The Partners
Brooks Hill Apartments, L.P.

We have audited the accompanying balance sheet of BROOKS HILL APARTMENTS, L.P., as of December 31, 2004 and 2003 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of The Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKS HILL APARTMENTS, L.P., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles of the United States.

In accordance with Government Auditing Standards, we have also issued our report dated February 8, 2005, on our consideration of BROOKS HILL APARTMENTS, L.P.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ David G. Pelliccione, C.P.A., P.C.
Certified Public Accountants
Savannah, Georgia
February 8, 2005

K.B. Parrish & Co. LLP
6840 Eagle Highlands Way
Indianapolis, IN 46254-2693
PHONE: 317-347-5200
FAX: 317-347-5211

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners of
Village Apartments of Seymour II, L.P.
(A Limited Partnership)

We have audited the balance sheets of Village Apartments of Seymour II, L.P. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partnership capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Apartments of Seymour II, L.P. at December 31, 2004 and 2003, and the results of its operations, changes in partnership capital (deficit), and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2005, on our consideration of the partnership's internal control over financial reporting and our tests of its compliance with laws and regulations. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Respectfully submitted,
/s/ K.B. Parrish & Company LLP
Certified Public Accountants

Indianapolis, Indiana
January 15, 2005

Scheiner, Mister & Grandizio, P.A.
1122 Kenilworth Drive, Suite 413
Towson, MD 21204
PHONE: 410-494-0885
FAX: 410-321-9024

                                INDEPENDENT AUDITORS' REPORT
                                -----------------------------

To the Partners
Frazer Elderly Limited Partnership
Reisterstown, Maryland

We have audited the accompanying balance sheets of Frazer Elderly Limited Partnership as of December 31, 2004 and 2003, and the related statements of operations, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frazer Elderly Limited Partnership as of December 31, 2004 and 2003, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 18, 2005 on our consideration of the Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 9 - 9A is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Scheiner, Mister & Grandizio, P.A.
Certified Public Accountants
January 18, 2005

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
                             --------------------------------

To the Partners of                                        Rural Housing Service
Bryan Senior Village Limited Partnership                  Servicing Office
DBA Plaza Senior Village Apartments                       Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Bryan Senior Village Limited Partnership (a limited partnership), DBA Plaza Senior Village Apartments, Case No. 41-086-341561720, as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bryan Senior Village Limited Partnership, DBA Plaza Senior Village Apartments, Case No. 41-086-341561720, at December 31, 2004 and 2003, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program,", issued in December 1989, we have also issued a report dated January 26, 2005, on our consideration of Bryan Senior Village Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 26, 2005

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
                              ------------------------------

To the Partners of                                         Rural Housing Service
Brubaker Square Limited Partnership                        Servicing Office
DBA Brubaker Square Apartments                             Hillsboro, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Brubaker Square Limited Partnership (a limited partnership), DBA Brubaker Square Apartments, Case No. 41-012-341561718, as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brubaker Square Limited Partnership, DBA Brubaker Square Apartments, Case No. 41-012-341561718, at December 31, 2004 and 2003, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program,", issued in December 1989, we have also issued a report dated January 26, 2005, on our consideration of Brubaker Square Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 26, 2005

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
                            -------------------------------

To the Partners of                                      Rural Housing Service
Villa Allegra Limited Partnership                       Servicing Office
DBA Villa Allegra Apartments                            Findlay, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Villa Allegra Limited Partnership (a limited partnership), DBA Villa Allegra Apartments, Case No. 41-054-341561716, as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa Allegra Limited Partnership, DBA Villa Allegra Apartments, Case No. 41-054-341561716, at December 31, 2004 and 2003, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 26, 2005, on our consideration of Villa Allegra Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Fentress, Brown, CPAs & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 26, 2005

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
                           --------------------------------

To the Partners of                                       Rural Housing Service
Logan Place Limited Partnership                          Servicing Office
DBA Logan Place Apartments                               Marietta, Ohio
Mansfield, Ohio

We have audited the accompanying balance sheets of Logan Place Limited Partnership (a limited partnership), DBA Logan Place Apartments, Case No. 41-037-341643639, as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Place Limited Partnership, DBA Logan Place Apartments, Case No. 41-037-341643639, at December 31, 2004 and 2003, and the results of its operations, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program," issued in December 1989, we have also issued a report dated January 26, 2005, on our consideration of Logan Place Limited Partnership's internal control and on compliance with specific requirements applicable to Rural Housing Service Programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Fentress, Brown, CPA's & Associates, LLC
Certified Public Accountants

Columbus, Ohio
January 26, 2005

Duggan, Joiner & Company
334 N.W. Third Avenue
Ocala, FL 34475
PHONE: 352-732-0171
FAX: 352-867-1370

                                INDEPENDENT AUDITORS' REPORT
                                ------------------------------

To the Partners
Flagler Beach Villas RRH, Ltd.

We have audited the accompanying basic financial statements of Flagler Beach Villas RRH, Ltd., as of and for the years ended December 31, 2004 and 2003, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Flagler Beach Villas RRH, Ltd. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 28, 2005 on our consideration of Flagler Beach Villas RRH, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 10 to 15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. The information on pages 10 to 14 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 15, which is of a non-accounting nature, has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and we express no opinion on it.

/s/ Duggan, Joiner & Company
Certified Public Accountants

January 28, 2005

Brenda P. McElwee, P.C.
P.O. Box 2260
Rockport, TX 78381
PHONE: 361-729-9150
FAX: 361-729-9216

                               INDEPENDENT AUDITORS' REPORT
                            ---------------------------------

To the Partners
Elkhart Apartments Limited

We have audited the accompanying balance sheets of Elkhart Apartments, Ltd. (a Texas Limited Partnership) Project No: 49-001-752291250-01-7 as of December 31, 2004 and 2003, and the related statements of partners' equity (deficit), operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elkhart Apartments, Ltd. as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 4, 2005 on our consideration of Elkhart Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and contracts. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Brenda P. McElwee, P.C.
Certified Public Accountant

Brenda P. McElwee, P.C.
P.O. Box 2260
Rockport, TX 78381
PHONE: 361-729-9150
FAX: 361-729-9216

                                 INDEPENDENT AUDITORS' REPORT
                                -------------------------------

To the Partners
South Timber Ridge Apartments, Ltd.

We have audited the accompanying balance sheet of South Timber Ridge Apartments, Ltd. (a Texas Limited Partnership) Project No: 50-007-752224177-01-0 as of December 31, 2004 and 2003, and the related statements of partners' equity (deficit), operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Timber Ridge Apartments, Ltd. as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 1, 2005 on our consideration of South Timber Ridge Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and contracts. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Brenda P. McElwee, P.C.
Certified Public Accountant

March 1, 2005

Brenda P. McElwee, P.C.
P.O. Box 2260
Rockport, TX 78381

PHONE: 361-729-9150
FAX: 361-729-9216

                              INDEPENDENT AUDITORS' REPORT
                              ----------------------------

To the Partners
Heritage Drive South, Ltd.

We have audited the accompanying balance sheets of Heritage Drive South, Ltd. (a Texas Limited Partnership) Project No: 49-037-752220298-01-4 as of December 31, 2004 and 2003, and the related statements of partners' equity (deficit), operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Drive South, Ltd. as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated March 3, 2005 on our consideration of Heritage Drive South, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws and contracts. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Brenda P. McElwee, P.C.
Certified Public Accountants

March 3, 2005

Miller, Mayer, Sullivan & Stevens LLP
2365 Harrodsburg Rd.
Lexington, KY 40504-3399
PHONE: 859-223-3095
FAX: 859-223-2143

                             INDEPENDENT AUDITORS' REPORT
                           --------------------------------

To the Partners                                        Rural Development
Goodwater Falls, Ltd.                                  London, Kentucky

We have audited the accompanying balance sheets of Goodwater Falls, Ltd., complex no. 20-067-621424606, as of December 31, 2004 and 2003 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goodwater Falls, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 3, 2005 on our consideration of Goodwater Falls, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements, and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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
February 3, 2005

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

   Ronald M. Diner, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby, is a Vice President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Neither of the General Partners nor their directors and officers own any units of the outstanding securities of Gateway as of March 31, 2005.

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

  For the years ended March 31, 2005, 2004 and 2003 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.
	2005 ----	2004 ----	2003 ----
Series 2	$ 67,609	$ 67,822	$ 68,021
Series 3	62,717	63,022	62,667
Series 4	77,205	77,448	77,271
Series 5	92,722	95,180	95,480
Series 6	104,509 ----------	104,953 ----------	105,376 ----------
Total	$ 404,762 ==========	$ 408,425 ==========	$ 408,815 ==========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
	2005 ----	2004 ----	2003 ----
Series 2	$ 32,074	$ 32,065	$ 18,483
Series 3	33,531	33,523	19,323
Series 4	42,279	42,266	24,365
Series 5	52,484	52,470	30,245
Series 6	55,400 ---------	55,384 ---------	31,926 ---------
Total	$ 215,768 =========	$ 215,708 =========	$ 124,342 =========

Item 14. Principal Accounting Fees & Services

  The aggregate fees billed by the Partnership's principal accounting firm, Spence, Marston, Bunch, Morris and Co., for professional services rendered for the audit of the annual financial statements and review of financial statements included in the Partnerships quarterly reports on Form 10-Q for the years ended March 31, 2005 and 2004 were $24,925 and $24,925, respectively.

  Tax - During fiscal 2005 and 2004, Spence, Marston, Bunch, Morris & Co. was engaged to prepare the Partnership's federal tax return, for which they billed $6,500 for each year.

  Other Fees - The Company's Audit Committee Charter requires that the Committee approve the engagement of the principal auditing firm prior to the rendering of any audit or non-audit services. During fiscal 2005, 100% of the audit related and other fees and 100% of the tax fees were pre-approved by the Audit Committee.

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
3.51 Amended and Restated Agreement of Limited Partnership of Belmont Senior Apts., Ltd.
3.52 Amended and Restated Agreement of Limited Partnership of Elkhart Apts., Ltd.
3.53 Amended and Restated Agreement of Limited Partnership of Bryan Senior Village Limited Partnership
3.54 Amended and Restated Agreement of Limited Partnership of Brubaker Square Limited Partnership
3.55 Amended and Restated Agreement of Limited Partnership of Villa Allegra Limited Partnership
3.56 Amended and Restated Agreement of Limited Partnership of Heritage Villas, L.P
3.57 Amended and Restated Agreement of Limited Partnership of Logansport Seniors Apts., a Louisiana Partnership      Commendam
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
AS OF DECEMBER 31, 2004

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

Manchester, GA

Durango, CO

Columbus, KS

24 24 24 33 32 34 25 32 47 36 72 25 33 48 30 21 29 21 44 49 24 16

$ 648,178

691,056

694,461

1,181,613

1,233,203

1,037,765

984,939

830,050

1,178,993

972,366

2,943,814

613,963

854,274

1,463,544

874,224

565,225

767,719

961,646

1,364,864

1,434,215

1,020,362

430,048
------------

$ 22,746,522 ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 2
Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

$ 33,400 33,600 22,700 62,000 21,500 28,600 38,400 16,000 37,500 22,500 205,500 15,000 31,500 88,000 36,400 21,750 28,000 66,500 66,080 36,000 140,250 64,373 ----------

$ 766,138

820,962

836,998

1,376,297

1,451,283

1,238,749

1,178,185

1,060,098

1,480,089

1,223,370

3,111,565

767,590

1,027,512

1,710,725

1,047,107

680,437

930,574

1,150,214

1,648,081

1,746,076

1,123,454

444,257
-----------

$ 0 0 0 19,769 91,227 26,540 17,350 0 0 0 179,759 (1,130) (1,141) (4,183) (1,925) (1,252) (2,759) 103,927 68,356 (462) 74,187 24,259 ---------
	$1,115,553 ==========	$26,819,761 ===========	$ 592,522 =========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 2
Apartment Properties	Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

$ 33,400 33,600 22,700 62,000 24,017 28,600 38,400 16,000 37,500 22,500 205,500 15,000 31,500 88,000 36,400 21,750 28,000 88,477 69,475 36,000 140,250 69,607 ----------

$ 766,138

820,962

836,998

1,396,066

1,539,993

1,265,289

1,195,535

1,060,098

1,480,089

1,223,370

3,291,324

766,460

1,026,371

1,706,542

1,045,182

679,185

927,815

1,232,164

1,713,042

1,745,614

1,197,641

463,282
-----------

$ 799,538

854,562

859,698

1,458,066

1,564,010

1,293,889

1,233,935

1,076,098

1,517,589

1,245,870

3,496,824

781,460

1,057,871

1,794,542

1,081,582

700,935

955,815

1,320,641

1,782,517

1,781,614

1,337,891

532,889
-----------

	$1,148,676 ==========	$27,379,160 ===========	$28,527,836 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
SERIES 2
Apartment Properties Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

	$ 401,167 431,890 442,751 508,242 581,011 481,426 426,812 622,801 849,074 643,600 1,645,245 370,846 490,991 851,486 503,791 329,127 445,232 513,585 659,913 824,891 447,807 276,238 -----------	5-27.5 5-27.5 5-27.5 5-27.5 5-40 5-40 5-40 5-25 5-25 5-27.5 5-27.5 5-30 5-30 5-30 5-30 5-30 5-30 5-40 5-40 5-30 5-40 5-27.5
$12,747,926 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
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

Cynthiana, KY

Helena, GA

Logansport, LA

52 52 32 24 52 48 24 24 41 16 10 40 28 12 24 54 40 38 44 32 24 25 32

$ 1,277,812

1,293,161

844,853

629,571

1,291,380

1,173,436

776,717

880,108

1,171,158

576,054

269,773

1,178,857

836,578

351,743

724,550

1,102,955

1,049,331

1,098,164

1,466,262

878,885

746,953

667,839

1,125,968
-----------

$21,412,108 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 3
Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Birchwood Apts.

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Bryan Senior

Brubaker Square

Southwood

Villa Allegra

Belmont Senior

Heritage Villas

Logansport Seniors

$ 76,827 70,000 45,500 26,000 70,000 37,500 116,740 41,225 113,115 11,762 0 55,750 48,000 20,700 43,581 35,985 74,000 75,000 15,000 35,000 43,600 21,840 27,621 ----------

$ 1,712,321

1,674,103

1,102,984

834,273

1,734,010

1,560,201

885,923

1,018,523

1,198,373

745,635

339,144

1,447,439

1,018,897

419,725

885,087

1,361,096

1,102,728

1,376,075

1,769,334

1,097,214

891,543

801,128

1,058,773
-----------

$ 0 0 0 0 0 0 79,673 103,704 99,535 71,486 8,433 87,798 29,682 0 (1,412) 273,966 11,564 7,941 21,248 18,408 0 1,791 298,357 ----------
	$1,104,746 ==========	$26,034,529 ===========	$1,112,174 ==========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 3
Apartment Properties	Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Birchwood Apts.

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Bryan Senior

Brubaker Square

Southwood

Villa Allegra

Belmont Senior

Heritage Villas

Logansport Seniors

$ 76,827 70,000 45,500 26,000 70,000 37,500 125,831 41,225 120,858 11,749 0 55,750 48,000 20,700 43,581 23,378 74,000 75,000 15,000 35,000 43,600 21,840 27,621 ----------

$ 1,712,321

1,674,103

1,102,984

834,273

1,734,010

1,560,201

956,505

1,122,227

1,290,165

817,134

347,577

1,535,237

1,048,579

419,725

883,675

1,647,669

1,114,292

1,384,016

1,790,582

1,115,622

891,543

802,919

1,357,130
-----------

$ 1,789,148

1,744,103

1,148,484

860,273

1,804,010

1,597,701

1,082,336

1,163,452

1,411,023

828,883

347,577

1,590,987

1,096,579

440,425

927,256

1,671,047

1,188,292

1,459,016

1,805,582

1,150,622

935,143

824,759

1,384,751
-----------

	$1,108,960 ==========	$27,142,189 ===========	$28,251,449 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

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

Villa Allegra

Belmont Senior

Heritage Villas

Logansport Seniors

$ 1,139,034

1,083,154

705,524

533,785

1,147,059

1,023,784

458,150

659,983

613,534

499,207

210,107

897,092

567,825

219,700

462,557

900,279

716,903

824,459

890,842

675,219

331,356

393,147

425,750
-----------

5-25 5-25 5-25 5-25 5-25 5-25 5-40 5-27.5 5-40 5-27.5 5-27.5 5-27.5 5-30 5-27.5 5-27.5 5-25 5-27.5 5-27.5 5-50 5-27.5 5-40 5-30 5-40
$15,378,450 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

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

Timpson, TX

Barnesville, GA

Arkansas City, KS

24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12

$ 628,636

600,173

945,198

847,079

638,708

1,270,616

686,967

1,517,714

1,387,661

811,085

1,351,917

843,225

742,333

787,412

810,715

831,401

622,749

1,187,350

816,542

701,881

1,190,150

847,092

744,502

1,331,872

1,322,841

696,579

663,415

1,028,052

337,447
-----------

$26,191,312 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 4
Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition --------------

Alsace Village

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Edmonton Senior

Jonesville Manor

Norton Green

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

$ 15,000

76,212

50,000

27,560

38,000

30,000

49,800

82,500

85,000

42,000

68,000

57,200

22,600

25,000

28,600

51,000

40,000

45,000

28,000

24,500

38,200

27,000

40,000

100,000

120,000

28,000

13,500

29,500

16,800
----------

$ 771,590

640,702

1,207,482

1,074,126

772,971

1,627,974

986,569

1,698,213

1,408,434

989,522

1,578,814

977,493

915,400

959,345

963,366

962,315

719,843

1,357,563

940,580

810,110

1,361,892

1,067,890

866,714

1,578,135

1,535,373

820,044

802,416

1,259,547

395,228
-----------

$ 49,168 39,714 22,551 0 (1) 0 0 111,938 769,580 500,637 78,648 39,605 1,018 14,394 50,297 33,717 42,246 41,689 8,303 41,847 28,911 14,849 0 75,464 140,646 5,250 0 0 0 ----------
	$1,298,972 ==========	$31,049,651 ===========	$2,110,471 ==========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 4
Apartment Properties	Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Alsace Village

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Edmonton Senior

Jonesville Manor

Norton Green

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

$ 15,000

79,386

64,278

27,560

38,000

30,000

49,800

115,040

85,000

42,000

118,004

63,800

22,600

25,000

28,600

51,000

40,000

45,000

28,000

29,471

38,200

27,000

40,000

100,000

120,000

28,000

13,500

29,500

16,800
----------

$ 820,758

677,242

1,215,755

1,074,126

772,970

1,627,974

986,569

1,777,611

2,178,014

1,490,159

1,607,458

1,010,498

916,418

973,739

1,013,663

996,032

762,089

1,399,252

948,883

846,986

1,390,803

1,082,739

866,714

1,653,599

1,676,019

825,294

802,416

1,259,547

395,228
-----------

$ 835,758

756,628

1,280,033

1,101,686

810,970

1,657,974

1,036,369

1,892,651

2,263,014

1,532,159

1,725,462

1,074,298

939,018

998,739

1,042,263

1,047,032

802,089

1,444,252

976,883

876,457

1,429,003

1,109,739

906,714

1,753,599

1,796,019

853,294

815,916

1,289,047

412,028
-----------

	$1,410,539 ==========	$33,048,555 ===========	$34,459,094 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

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

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

$ 448,790

428,781

628,198

562,999

408,078

853,944

572,250

625,039

576,984

421,162

601,818

435,479

506,060

519,089

325,868

338,528

246,795

467,810

497,563

429,954

751,932

402,089

317,286

864,618

894,392

298,534

295,387

482,887

206,782
-----------

5-27.5 5-27.5 5-27.5 5-27.5 5-25 5-27.5 5-25 5-40 5-40 5-40 5-40 5-40 5-27.5 5-27.5 5-40 5-40 5-40 5-40 5-27.5 5-27.5 5-27.5 5-40 5-40 5-27.5 5-27.5 5-40 5-40 5-27.5 5-27.5
$14,409,096 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 5
Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Seymour

Effingham

S.F. Winfield

S.F. Medicine Lodge

S.F. Ottawa

S.F. Concordia

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

Seymour, IN

Effingham, IL

Winfield, KS

Medicine Lodge, KS

Ottawa, KS

Concordia, KS

Carrollton, GA

Lexington, SC

Ellijay, GA

Greensboro, GA

Greensboro, GA

Wrightsville, GA

Shellman, GA

Cordele, GA

Cordele, GA

Crawford, GA

Wagoner, OK

South Boston, VA

Russellville, AL

Red Bay, AL

Clayton, OK

Alma, AR

Hiawatha, KS

Eureka, KS

Spring Hill, KS

Menard, TX

Wallis, TX

Zapata, TX

Grove, OK

Portland, IN

Georgetown, OH

Chandler, TX

Cloverdale, IN

Pineville, MO

Americus, GA

37 24 12 16 24 20 78 40 44 24 33 25 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24

$ 1,220,595

792,661

329,271

449,276

565,690

550,821

2,639,961

1,368,983

1,440,814

721,425

888,004

715,905

728,272

1,301,090

918,277

734,071

2,053,758

1,258,924

726,329

685,766

659,021

723,503

629,445

645,194

1,110,920

619,424

402,940

964,832

1,413,144

574,775

730,562

747,766

1,050,094

315,383

715,517
-----------

$31,392,413 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 5
Apartment Properties	Cost At Acquisition -------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Seymour

Effingham

S.F. Winfield

S.F.Medicine Lodge

S.F. Ottawa

S.F. Concordia

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

$ 59,500

38,500

18,000

21,600

25,200

28,000

248,067

44,475

0

15,930

21,330

14,700

13,500

60,000

48,000

16,600

100,000

70,000

39,781

25,000

35,600

45,000

12,020

22,660

70,868

21,000

13,900

44,000

28,000

43,102

0

40,000

43,705

59,661

14,300
----------

$ 1,452,557

940,327

382,920

542,959

687,929

658,961

722,560

992,158

214,335

61,495

92,063

196,071

512,531

413,143

578,709

187,812

2,212,045

842,335

848,996

814,432

835,930

912,710

767,228

749,504

1,318,926

721,251

553,230

1,120,538

414,429

410,683

149,483

583,115

1,233,570

328,468

873,596
-----------

$ 5,645

1,790

1,482

8,365

19,213

8,947

2,247,274

648,340

1,545,898

788,834

975,271

675,563

375,617

1,129,290

502,075

703,300

303,041

696,221

1,164

1,164

0

0

(2,523)

51,479

59,584

16,885

11,203

78,314

1,299,240

351,285

831,813

392,597

51,154

25,925

13,100
-----------

	$1,401,999 ==========	$24,326,999 ===========	$13,818,550 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 5
Apartment Properties	Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Seymour

Effingham

S.F. Winfield

S.F.Medicine Lodge

S.F. Ottawa

S.F. Concordia

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

$ 59,500

38,500

18,000

21,600

25,200

28,000

248,068

55,575

84,582

15,930

16,845

14,700

13,500

60,000

48,000

16,600

119,888

70,000

39,781

25,000

35,600

45,000

12,020

22,660

70,868

21,000

97,313

46,323

28,000

15,000

50,393

40,000

33,300

60,006

14,300
----------

$ 1,458,202

942,117

384,402

551,324

707,142

667,908

2,969,833

1,629,398

1,675,651

850,329

1,071,819

871,634

888,148

1,542,433

1,080,784

891,112

2,495,198

1,538,556

850,160

815,596

835,930

912,710

764,705

800,983

1,378,510

738,136

481,020

1,196,529

1,713,669

790,070

930,903

975,712

1,295,129

354,048

886,696
-----------

$ 1,517,702

980,617

402,402

572,924

732,342

695,908

3,217,901

1,684,973

1,760,233

866,259

1,088,664

886,334

901,648

1,602,433

1,128,784

907,712

2,615,086

1,608,556

889,941

840,596

871,530

957,710

776,725

823,643

1,449,378

759,136

578,333

1,242,852

1,741,669

805,070

981,296

1,015,712

1,328,429

414,054

900,996
-----------

	$1,611,052 ==========	$37,936,496 ===========	$39,547,548 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 5
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Seymour

Effingham

S.F. Winfield

S.F. Medicine Lodge

S.F. Ottawa

S.F. Concordia

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

$ 746,581

476,588

202,620

262,013

367,742

351,500

1,356,969

732,179

748,674

365,721

460,736

389,921

402,018

671,485

482,899

394,817

742,378

543,883

262,510

254,795

418,060

501,747

384,860

393,908

733,913

200,915

261,775

394,909

914,066

327,072

367,242

499,871

689,837

213,733

280,238
-----------

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-30

5-30

5-30

5-30

5-30

5-30

5-30

5-50

5-40

5-50

5-50

5-27.5

5-25

5-27.5

5-27.5

5-25

5-30

5-30

5-27.5

5-25

5-27.5

5-50

5-27.5

5-25

5-27.5

5-27.5

$16,798,175 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

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

Harrison, AR

Hardy, AR

Dawson, GA

24 16 24 39 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 24 40

$ 902,808

528,355

564,012

989,843

964,322

1,070,753

1,453,185

553,979

839,533

553,413

1,365,754

801,938

777,558

709,107

314,503

993,481

1,242,701

1,283,792

1,091,183

788,481

771,897

989,391

859,229

969,558

776,880

774,084

954,041

1,146,682

1,325,650

1,237,714

2,355,518

786,411

786,178

457,608

1,086,355

156,299

294,838

1,171,414
-----------

$34,688,448 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 6
Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Spruce

Shannon Apartments

Carthage

Mt. Crest

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Village

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

$ 60,040

5,000

115,814

64,914

60,055

39,930

51,665

9,020

42,103

30,000

118,575

40,000

170,229

85,512

67,303

72,500

49,780

61,350

32,000

44,250

35,000

95,000

32,000

44,247

21,600

55,000

60,000

90,000

0

39,300

189,323

79,000

23,000

13,000

37,500

20,000

0

40,000
---------

$ 108,772

94,494

578,597

1,143,675

1,121,477

1,278,860

1,619,209

671,750

985,010

639,068

1,534,541

995,782

782,795

771,316

319,272

1,130,651

1,483,188

1,470,505

1,142,517

977,220

893,323

1,121,119

1,017,572

1,151,157

932,468

884,596

1,118,734

1,269,252

1,428,656

1,477,527

2,851,953

924,144

788,157

239,455

1,361,272

595,604

473,695

346,569
----------

$ 984,235

591,717

59,646

47,750

120,460

54,183

5,968

22,006

25,946

7,863

0

2,184

30,090

34,352

37,543

17,711

0

113,316

240,461

1,091

33,603

91,622

78,691

16,912

19,001

12,680

49,905

79,255

220,627

10,085

12,293

36,646

33,083

308,553

(9,579)

478

458,294

1,088,404
---------

	$2,094,010 ==========	$37,723,952 ===========	$4,937,075 ==========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 6
Apartment Properties	Gross Amount At Which Carried At December 31, 2004
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Spruce

Shannon Apartments

Carthage

Mt. Crest

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Vilage

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

$ 86,308

18,406

120,386

64,914

60,055

39,930

51,665

9,020

42,103

30,000

118,575

40,000

173,213

89,512

85,136

79,100

49,780

61,350

32,000

44,250

29,550

95,556

36,012

37,440

21,600

55,000

60,000

112,363

104,800

39,300

189,323

79,000

23,000

13,000

37,500

20,000

21,250

40,000
---------

$ 1,066,739

672,805

633,671

1,191,425

1,241,937

1,333,043

1,625,177

693,756

1,010,956

646,931

1,534,541

997,966

809,901

801,668

338,982

1,141,762

1,483,188

1,583,821

1,382,978

978,311

932,376

1,212,185

1,092,251

1,174,876

951,469

897,276

1,168,639

1,326,144

1,544,483

1,487,612

2,864,246

960,790

821,240

548,008

1,351,693

596,082

910,739

1,434,973
----------

$ 1,153,047

691,211

754,057

1,256,339

1,301,992

1,372,973

1,676,842

702,776

1,053,059

676,931

1,653,116

1,037,966

983,114

891,180

424,118

1,220,862

1,532,968

1,645,171

1,414,978

1,022,561

961,926

1,307,741

1,128,263

1,212,316

973,069

952,276

1,228,639

1,438,507

1,649,283

1,526,912

3,053,569

1,039,790

844,240

561,008

1,389,193

616,082

931,989

1,474,973
----------

	$2,310,397 ==========	$42,444,640 ===========	$44,755,037 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

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

Lancaster

Autumn Village

Hardy

Dawson

$ 442,327

228,671

412,242

604,692

444,237

684,545

827,468

323,027

275,577

175,756

529,206

472,217

511,417

477,428

216,437

404,345

758,894

774,108

464,020

329,555

315,435

491,610

373,466

596,983

309,006

295,456

382,281

618,311

517,139

598,579

1,327,201

454,407

391,379

243,743

482,936

206,193

302,013

410,172
----------

5-30

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-50

5-30

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-40

5-25

5-40

5-50

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-40

5-40

5-40

$17,672,479 ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 2

Balance at beginning of period -
December 31, 2003
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 48,155 9,398 0 --------- 0 (4,585) ---------	$28,474,868 57,553 (4,585) ---------
Balance at end of period - December 31, 2004		$28,527,836 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2003 Current year expense Less Accumulated Depreciation of real estate sold Other	869,716 (4,585) 0 ---------	$11,882,795 865,131 ----------
Balance at end of period - December 31, 2004		$12,747,926 ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 3

Balance at beginning of period -
December 31, 2003
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 52,889 (2,013) 0 --------- 0 0 ---------	$28,200,573 50,876 0 ---------
Balance at end of period - December 31, 2004		$28,251,449 ===========

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2003 Current year expense Less Accumulated Depreciation of real estate sold Other	964,804 (2,013) --------	$14,415,659 962,791 ----------
Balance at end of period - December 31, 2004		$15,378,450 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 4

Balance at beginning of period -
December 31, 2003
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 32,669 38,817 3,873 --------- 0 0 ---------	$34,383,735 75,359 0 ---------
Balance at end of period - December 31, 2004		$34,459,094 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2003 Current year expense Less Accumulated Depreciation of real estate sold Other	1,045,021 0 3,873 ---------	$ 13,360,202 1,048,894 ----------
Balance at end of period - December 31, 2004		$14,409,096 ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 5

Balance at beginning of period -
December 31, 2003
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 54,669 19,100 0 --------- 906,554 0 ---------	$40,380,333 73,769 (906,554) ---------
Balance at end of period - December 31, 2004		$39,547,548 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2003 Current year expense Less Accumulated Depreciation of real estate sold Other	1,247,246 (336,710) 0 --------	$15,887,639 910,536 ----------
Balance at end of period - December 31, 2004		$16,798,175 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 6
Balance at beginning of period -
December 31, 2003
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 126,288 8,144 0 --------- (4,952) 0 ---------	$44,625,557 134,432 (4,952) ----------
Balance at end of period - December 31, 2004		$44,755,037 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2003 Current year expense Less Accumulated Depreciation of real estate sold Other	1,366,797 (4,952) 0 ----------	$16,310,634 1,361,845 ----------
Balance at end of period - December 31, 2004		$17,672,479 ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2004

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

Manchester Housing

Durango C.W.W.

Columbus Sr.

24 24 24 33 32 34 25 32 47 36 72 25 33 48 30 21 29 21 44 49 24 16

$ 648,178

691,056

694,461

1,181,613

1,233,203

1,037,765

984,939

830,050

1,178,993

972,366

2,943,814

613,963

854,274

1,463,544

874,224

565,225

767,719

961,646

1,364,864

1,434,215

1,020,362

430,048
-----------

			8.75% 8.75% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 9.00% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 9.00% 8.25%	5,883 6,284 5,307 9,011 9,218 7,905 7,720 6,333 8,980 7,407 27,905 4,926 6,517 11,466 6,666 4,309 5,882 7,515 10,536 10,958 7,739 3,102	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50
$22,746,522 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2004

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

Belmont Senior

Heritage Villas

Logansport Seniors

52 52 32 24 52 48 24 24 41 16 10 40 28 12 24 54 40 38 44 32 24 25 32

$ 1,277,812

1,293,161

844,853

629,571

1,291,380

1,173,436

776,717

880,108

1,171,158

576,054

269,773

1,178,857

836,578

351,743

724,550

1,102,955

1,049,331

1,098,164

1,466,262

878,885

746,953

667,839

1,125,968
-----------

			9.50% 9.50% 9.50% 9.00% 9.50% 9.50% 9.50% 9.00% 9.00% 8.75% 9.00% 9.00% 9.50% 9.50% 8.75% 9.00% 10.00% 9.00% 9.25% 9.00% 9.00% 8.75% 8.75%	10,682 10,654 6,905 4,950 10,657 9,727 6,410 6,927 9,279 5,146 2,131 9,310 6,906 3,119 5,815 9,198 9,455 8,646 11,752 7,053 6,001 5,110 6,745	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 40 50 50 50 50 50 50 50
$21,412,108 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2004

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

Timpson Seniors

Piedmont

S.F. Arkansas City

24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12

$ 628,636

600,173

945,198

847,079

638,708

1,270,616

686,967

1,517,714

1,387,661

811,085

1,351,917

843,225

742,333

787,412

810,715

831,401

622,749

1,187,350

816,542

701,881

1,190,150

847,092

744,502

1,331,872

1,322,841

696,579

663,415

1,028,052

337,447
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
AS OF DECEMBER 31, 2004

SERIES 5
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE -------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

Seymour

Effingham

S.F. Winfield

S.F. Medicine Lodge

S.F. Ottawa

S.F. Concordia

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

37 24 12 16 24 20 78 40 44 24 33 25 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24

$ 1,220,595

792,661

329,271

449,276

565,690

550,821

2,639,961

1,368,983

1,440,814

721,425

888,004

715,905

728,272

1,301,090

918,277

734,071

2,053,758

1,258,924

726,329

685,766

659,021

723,503

629,445

645,194

1,110,920

619,424

402,940

964,832

1,413,144

574,775

730,562

747,766

1,050,094

315,383

715,517
-----------

8.75%

8.75%

11.37%

10.62%

10.62%

11.87%

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
$31,392,413 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2004

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

Autumn Village

Hardy

Dawson

24 16 24 39 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 24 40

$ 902,808

528,355

564,012

989,843

964,322

1,070,753

1,453,185

553,979

839,533

553,413

1,365,754

801,938

777,558

709,107

314,503

993,481

1,242,701

1,283,792

1,091,183

788,481

771,897

989,391

859,229

969,558

776,880

774,084

954,041

1,146,682

1,325,650

1,237,714

2,355,518

786,411

786,178

457,608

1,086,355

156,299

294,838

1,171,414
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
$34,688,448 ===========

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: July 13, 2005               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: July 13, 2005               By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: July 13, 2005               By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

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

Date: July 13, 2005              By:/s/ Ronald M. Diner
                                 Ronald M. Diner
                                 President

I, Jonathan Oorlog, certify that:

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

Date: July 13, 2005              By:/s/ Jonathan Oorlog
                                 Jonathan Oorlog
                                 Vice President and Chief Financial Officer