Form 10-Q
period 2005-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 2005-08-12
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended             June 30, 2005

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
     Title of Each Class                            June 30, 2005
Beneficial Assignee Certificates:
$1,000 per certificate                                 37,228

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2005 Form 10-K, filed with the
Securities and Exchange Commission on July 13, 2005
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-31821

PART I - Financial Information
    Item 1. Financial Statements:

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 2	June 30, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

    Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,136 at June 30, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,136 at June 30, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  289,321
62,525
-----------
351,846

0
25,796
-----------
$  377,642
===========

$   45,080
-----------
45,080
-----------

548,546
-----------

(160,025)
(55,959)
-----------
(215,984)
-----------

$  377,642
===========

$  235,004
63,596
-----------
298,600

61,315
34,391
-----------$  394,306
===========

$   45,045
-----------
45,045
-----------

531,644
-----------

(126,760)
(55,623)
-----------
(182,383)
-----------

$  394,306
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 3	June 30, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 5,456 at June 30, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 5,456 at June 30, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  275,417
55,615
-----------
331,032

0
0
-----------
$  331,032
===========

$   49,293
-----------
49,293
-----------

446,118
-----------

(114,920)
(49,459)
-----------
(164,379)
-----------

$  331,032
===========

$  218,547
56,568
-----------
275,115

54,538
0
-----------
$  329,653
===========

$   49,309
-----------
49,309
-----------

430,440
-----------

(100,780)
(49,316)
-----------
(150,096)
-----------

$  329,653
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 4	June 30, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,915 at June 30, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,915 at June 30, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  366,353
70,458
-----------
436,811

0
0
-----------
$  436,811
===========

$   54,730
-----------
54,730
-----------

588,284
-----------

(143,486)
(62,717)
-----------
(206,203)
-----------

$  436,811
===========

$  304,447
71,666
-----------
376,113

69,095
0
-----------
$  445,208
===========

$   54,471
-----------
54,471
-----------

570,233
-----------

(117,046)
(62,450)
-----------
(179,496)
-----------

$  445,208
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 5	June 30, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 8,616 at June 30, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 8,616 at June 30, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  320,070
157,126
87,817
-----------
565,013

0
199,884
-----------
$  764,897
===========

$   73,172
157,126
0
-----------
230,298
-----------

442,036
-----------

92,876
(313)
-----------
92,563
-----------

$  764,897
===========

$  238,360
157,126
89,322
-----------
484,808

86,118
202,405
-----------
$  773,331
===========

$   72,789
157,126
700
-----------
230,615
-----------

418,856
-----------

123,860
0
-----------
123,860
-----------

$  773,331
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 6	June 30, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 10,105 at June 30, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 10,105 at June 30, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  435,536
0
76,041
-----------
511,577

74,135
777,712
-----------
$1,363,424
===========

$   68,782
0
-----------
68,782
-----------

762,590
-----------

615,457
(83,405)
-----------
532,052
-----------

$1,363,424
===========

$  441,751
700
74,664
-----------
520,115

72,775
781,147
-----------
$1,374,037
===========

$   68,579
500
-----------
69,079
-----------

736,464
-----------

651,535
(83,041)
-----------
568,494
-----------

$1,374,037
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 2 - 6	June 30, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 37,228 at June 30, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at June 30, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$1,686,697
157,126
0
352,456
-----------
2,196,279

74,135
1,003,392
-----------
$3,273,806
===========

$  291,057
157,126
0
-----------
448,183
-----------

2,787,574
-----------

289,902
(251,853)
-----------
38,049
-----------

$3,273,806
===========

$1,441,109
157,126
700
355,816
-----------
1,954,751

343,841
1,017,943
-----------
$3,316,535
===========

$  290,193
157,126
1,200
-----------
448,519
-----------

2,687,637
-----------

430,809
(250,430)
-----------
180,379
-----------

$3,316,535
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 2	2005 ----	2004 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    2,250
-----------
2,250
-----------

16,902

10,099
2,920
177
-----------
30,098
-----------

(27,848)
(8,418)
2,665
-----------
$  (33,601)
===========

$  (33,265)
(336)
-----------
$  (33,601)
===========

$    (5.42)
===========
6,136
===========

$    3,945
-----------
3,945
-----------

16,956

7,073
1,725
174
-----------
25,928
-----------

(21,983)
(3,609)
2,516
-----------
$  (23,076)
===========

$  (22,845)
(231)
-----------
$  (23,076)
===========

$    (3.72)
===========
6,136
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 3	2005 ----	2004 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   12,398
-----------
12,398
-----------

15,679

10,558
2,892
-----------
29,129
-----------

(16,731)
0
2,448
-----------
$  (14,283)
===========

$  (14,140)
(143)
-----------
$  (14,283)
===========

$    (2.59)
===========
5,456
===========

$    9,002
-----------
9,002
-----------

15,756

7,394
951
-----------
24,101
-----------

(15,099)
0
2,256
-----------
$  (12,843)
===========

$  (12,715)
(128)
-----------
$  (12,843)
===========

$    (2.33)
===========
5,456
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 4	2005 ----	2004 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    5,113
-----------
5,113
-----------

18,051

13,312
3,684
-----------
35,047
-----------

(29,934)
0
3,227
-----------
$  (26,707)
===========

$  (26,440)
(267)
-----------
$  (26,707)
===========

$    (3.82)
===========
6,915
===========

$    4,944
-----------
4,944
-----------

19,362

9,323
1,112
-----------
29,797
-----------

(24,853)
0
2,836
-----------
$  (22,017)
===========

$  (21,797)
(220)
-----------
$  (22,017)
===========

$    (3.15)
===========
6,915
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 5	2005 ----	2004 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   11,176
-----------
11,176
-----------

23,180

16,525
4,370
501
-----------
44,576
-----------

(33,400)
(2,020)
4,123
-----------
$  (31,297)
===========

$  (30,984)
(313)
-----------
$  (31,297)
===========

$    (3.60)
===========
8,616
===========

$    7,658
-----------
7,658
-----------

23,795

11,573
1,282
1,141
-----------
37,791
-----------

(30,133)
(7,737)
3,572
-----------
$  (34,298)
===========

$  (33,955)
(343)
-----------
$  (34,298)
===========

$    (3.94)
===========
8,616
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 6	2005 ----	2004 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   10,190
-----------
10,190
-----------

26,127

17,443
4,843
1,526
-----------
49,939
-----------

(39,749)
(1,909)
5,216
-----------
$  (36,442)
===========

$  (36,078)
(364)
-----------
$  (36,442)
===========

$    (3.57)
===========
10,105
===========

$    7,557
-----------
7,557
-----------

26,238

12,216
1,559
2,101
-----------
42,114
-----------

(34,557)
(19,588)
4,193
-----------
$  (49,952)
===========

$  (49,452)
(500)
-----------
$  (49,952)
===========

$    (4.89)
===========
10,105
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
TOTAL SERIES 2 - 6	2005 ----	2004 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   41,127
-----------
41,127
-----------

99,939

67,937
18,709
2,204
-----------
188,789
-----------

(147,662)
(12,347)
17,679
-----------
$ (142,330)
===========

$ (140,907)
(1,423)
-----------
$ (142,330)
===========

$   33,106
-----------
33,106
-----------

102,107

47,579
6,629
3,416
-----------
159,731
-----------

(126,625)
(30,934)
15,373
-----------
$ (142,186)
===========

$ (140,764)
(1,422)
-----------
$ (142,186)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at June 30, 2004 Balance at March 31, 2005 Net Loss Balance at June 30, 2005	$ (30,215) (22,845) ------------ $ (53,060) ============ $ (126,760) (33,265) ------------ $ (160,025) ============	$ (54,648) (231) ------------ $ (54,879) ============ $ (55,623) (336) ------------ $ (55,959) ============	$ (84,863) (23,076) ------------ $ (107,939) ============ $ (182,383) (33,601) ------------ $ (215,984) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at June 30, 2004 Balance at March 31, 2005 Net Loss Balance at June 30, 2005	$ (23,909) (12,715) ------------ $ (36,624) ============ $ (100,780) (14,140) ------------ $ (114,920) ============	$ (48,540) (128) ------------ $ (48,668) ============ $ (49,316) (143) ------------ $ (49,459) ============	$ (72,449) (12,843) ------------ $ (85,292) ============ $ (150,096) (14,283) ------------ $ (164,379) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at June 30, 2004 Balance at March 31, 2005 Net Loss Balance at June 30, 2005	$ (15,109) (21,797) ------------ $ (36,906) ============ $ (117,046) (26,440) ------------ $ (143,486) ============	$ (61,420) (220) ------------ $ (61,640) ============ $ (62,450) (267) ------------ $ (62,717) ============	$ (76,529) (22,017) ------------ $ (98,546) ============ $ (179,496) (26,707) ------------ $ (206,203) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at June 30, 2004 Balance at March 31, 2005 Net Loss Balance at June 30, 2005	$ 338,798 (33,955) ------------ $ 304,843 ============ $ 123,860 (30,984) ------------ $ 92,876 ============	$ (72,965) (343) ------------ $ (73,308) ============ $ 0 (313) ------------ $ (313) ============	$ 265,833 (34,298) ------------ $ 231,535 ============ $ 123,860 (31,297) ------------ $ 92,563 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at June 30, 2004 Balance at March 31, 2005 Net Loss Balance at June 30, 2005	$ 848,257 (49,452) ------------ $ 798,805 ============ $ 651,535 (36,078) ------------ $ 615,457 ============	$ (81,054) (500) ------------ $ (81,554) ============ $ (83,041) (364) ------------ $ (83,405) ============	$ 767,203 (49,952) ------------ $ 717,251 ============ $ 568,494 (36,442) ------------ $ 532,052 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at June 30, 2004 Balance at March 31, 2005 Net Loss Balance at June 30, 2005	$ 1,117,822 (140,764) ------------ $ 977,058 ============ $ 430,809 (140,907) ------------ $ 289,902 ============	$ (318,627) (1,422) ------------ $ (320,049) ============ $ (250,430) (1,423) ------------ $ (251,853) ============	$ 799,195 (142,186) ------------ $ 657,009 ============ $ 180,379 (142,330) ------------ $ 38,049 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
SERIES 2 --------	2005 ----	2004 ----

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
   Liabilities:
      Increase in Payable to General
      Partners

       Net Cash Provided by Operating        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

      Net Cash Provided by Investing
      Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
Of Period

Cash and Cash Equivalents at End of Period

	$ (33,601) 177 (1,175) 8,418 40,896 (2,250) 16,937 ---------- 29,402 ---------- 2,250 22,665 ---------- 24,915 ---------- 54,317 235,004 ---------- $ 289,321 ==========	$ (23,076) 174 (2,272) 3,609 37,586 (3,445) 18,583 ---------- 31,159 ---------- 5,045 23,715 ---------- 28,760 ---------- 59,919 221,084 ---------- $ 281,003 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
SERIES 3 --------	2005 ----	2004 ----

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
   Liabilities:
     Increase in Payable to General
     Partners

        Net Cash Provided by Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (14,283) (1,045) 0 36,376 (12,398) 15,662 ---------- 24,312 ---------- 12,398 20,160 ---------- 32,558 ---------- 56,870 218,547 ---------- $ 275,417 ==========	$ (12,843) (2,021) 0 33,431 (9,002) 17,673 ---------- 27,238 ---------- 9,002 21,093 ---------- 30,095 ---------- 57,333 187,419 ---------- $ 244,752 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
SERIES 4 -------	2005 ----	2004 ----

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
    Liabilities:
       Increase in Payable to General
       Partners

        Net Cash Provided by Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (26,707) (1,324) 0 46,086 (5,113) 18,310 ---------- 31,252 ---------- 5,113 25,541 ---------- 30,654 ----------61,906 304,447 ---------- $ 366,353 ==========	$ (22,017) (2,563) 0 42,357 (4,938) 21,910 ---------- 34,749 ---------- 4,938 26,723 ---------- 31,661 ----------66,410 273,485 ---------- $ 339,895 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
SERIES 5 --------	2005 ----	2004 ----

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
     Decrease in Other Payable

        Net Cash Provided by Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (31,297) 501 (1,651) 2,020 57,441 (11,176) 23,563 (700) ---------- 38,701 ---------- 11,176 31,833 ---------- 43,009 ---------- 81,710 238,360 ---------- $ 320,070 ==========	$ (34,298) 1,141 (3,192) 7,737 52,790 (7,658) 26,965 0 ---------- 43,485 ---------- 8,367 33,308 ---------- 41,675 ---------- 85,160 349,174 ---------- $ 434,334 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
SERIES 6 --------	2005 ----	2004 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments
   in Securities
    Equity in Losses of Project
    Partnerships
    Distributions Included in Other Income
    Changes in Operating Assets and
    Liabilities:
      Decrease in Accounts Receivable
      Increase in Payable to General
      Partners
      Decrease in Other Payable

        Net Cash Used In Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

        Net Cash Provided by Investing
        Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (36,442) 1,526 (2,737) 1,909 (10,190) 700 26,329 (500) ---------- (19,405) ---------- 10,190 ---------- 10,190 ---------- (9,215) 444,751 ---------- $ 435,536 ==========	$ (49,952) 2,101 (3,828) 19,588 (7,557) 0 29,607 0 ---------- (10,041) ---------- 7,557 ---------- 7,557 ---------- (2,484) 401,535 ---------- $ 399,051 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
TOTAL SERIES 2 - 6 --------	2005 ----	2004 ----

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
    Securities
    Distributions Included in Other Income
    Changes in Operating Assets and
    Liabilities:
      Decrease in Accounts Receivable
      Increase in Payable to General
      Partners
      Decrease in Other Payable

        Net Cash Provided by Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of
Period

Cash and Cash Equivalents at End of Period

	$ (142,330) 2,204 (7,932) 12,347 180,799 (41,127) 700 100,801 (1,200) ---------- 104,262 ---------- 41,127 100,199 ---------- 141,326 ---------- 245,588 1,441,109 ---------- $1,686,697 ===========	$ (142,186) 3,416 (13,876) 30,934 166,164 (32,600) 0 114,738 0 ---------- 126,590 ---------- 34,909 104,839 ---------- 139,748 ---------- 266,338 1,432,697 ---------- $1,699,035 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2005

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 2005, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of June 30, 2005. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Reclassifications

   For comparability, certain 2004 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2005.

Recent Accounting Pronouncements

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway held an interest. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity' activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary, as is applicable to Gateway's circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

   As of June 30, 2005, Gateway determined that it held variable interests in 143 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $1,003,392 at June 30, 2005. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 2005 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $40,813 for Series 2, $36,302 for Series 3, $45,991 for Series 4, $57,322 for Series 5 and $92,043 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.

	Estimated Market Value --------------	Cost Plus Accreted Interest ------------	Gross Unrealized Gains and (Losses) -------------
Series 2	$ 64,539	$ 62,525	$ 2,014
Series 3	57,387	55,615	1,772
Series 4	72,732	70,458	2,274
Series 5	90,624	87,817	2,807
Series 6	155,735	150,176	5,559

   As of June 30, 2005, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 62,525	$ 55,615	$ 70,458
After 1 year through 5 years	0	0	0
Total Amount Carried on Balance Sheet	$ 62,525 =========	$ 55,615 =========	$ 70,458 =========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 87,817	$ 76,041	$ 352,456
After 1 year through 5 years	0	74,135	74,135
Total Amount Carried on Balance Sheet	$ 87,817 =========	$ 150,176 =========	$ 426,591 ==========

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

   For the three months June 30, 2005 and 2004 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                               2005             2004
                              -----            -----
  Series 2                $  16,902         $  16,956
  Series 3                   15,679            15,756
  Series 4                   18,051            19,362
  Series 5                   23,180            23,795
  Series 6                   26,127            26,238
                           ---------        ---------
  Total                    $ 99,939         $ 102,107
                           =========        =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

  Series 2                $  10,099         $   7,073
  Series 3                   10,558             7,394
  Series 4                   13,312             9,323
  Series 5                   16,525            11,573
  Series 6                   17,443            12,216
                          ---------          --------
  Total                   $  67,937          $ 47,579
                          =========          =========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 147 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes (Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5 - 35 and Series
6 - 38).

   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 2	JUNE 30, 2005 ------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,719,087) (86,005) ----------- (280,414) 390,838 (84,628) ----------- $ 25,796 ============	$ 4,524,678 (4,710,669) (86,005) ----------- (271,996) 390,838 (84,451) ----------- $ 34,391 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,140,325 for the period ended June 30, 2005 and cumulative suspended losses of $5,027,429 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 3	JUNE 30, 2005 ------------	MARCH 31, 2005 -------------

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

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,955,996 for the period ended June 30, 2005 and cumulative suspended losses of $5,850,760 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 4	JUNE 30, 2005 ------------	MARCH 31, 2005 -------------

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

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,035,546 for the period ended June 30, 2005 and cumulative suspended losses of $4,920,242 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 5	JUNE 30, 2005 ------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 6,010,273 (6,106,714) (196,610) ----------- (293,051) 632,419 (139,484) ----------- $ 199,884 ===========	$ 6,010,273 (6,104,694) (196,610) ----------- (291,031) 632,419 (138,983) ----------- $ 202,405 ===========

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,733,361 for the period ended June 30, 2005 and cumulative suspended losses of $5,631,211 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 6	JUNE 30, 2005 ------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,462,215 (7,046,186) (219,390) ----------- 196,639 785,179 (204,106) ----------- $ 777,712 ============	$ 7,462,215 (7,044,277) (219,390) ----------- 198,548 785,179 (202,580) ----------- $ 781,147 ============

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,023,231 for the period ended June 30, 2005 and cumulative suspended losses of $3,911,618 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 2 - 6	JUNE 30, 2005 ------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 26,838,398 (27,274,370) (791,241) ----------- (1,227,213) 2,863,149 (632,544) ----------- $ 1,003,392 ============	$ 26,838,398 (27,262,023) (791,241) ------------ (1,214,866) 2,863,149 (630,340) ------------ $ 1,017,943 ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series' Project Partnerships as of March 31, of each year:
MARCH 31,
SERIES 2	2005 ----	2004 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,023,122
15,562,482
6,758
-----------
$17,592,362
===========

$   448,469
22,746,522
-----------
23,194,991
-----------

(5,475,538)
(127,091)
-----------
(5,602,629)
-----------

$17,592,362
===========

$   715,331
-----------
489,578
130,865
217,428
-----------
837,871
-----------
$  (122,540)
===========
$    (1,226)
===========
$  (121,314)
112,896
-----------
$    (8,418)
===========

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
MARCH 31,
SERIES 3	2005 ----	2004 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,566,729
12,631,798
175,063
-----------
$15,373,590
===========

$   388,473
21,412,108
-----------
21,800,581
-----------

(6,781,401)
354,410
-----------
(6,426,991)
-----------

$15,373,590
===========

$   719,827
-----------
471,745
113,425
241,463
-----------
826,633
-----------
$  (106,806)
===========
$    (1,570)
===========
$  (105,236)
105,236
-----------
$         0
===========

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
MARCH 31,
SERIES 4	2005 ----	2004 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,387,268
19,791,742
37,539
-----------
$22,216,549
===========

$   850,025
26,191,312
-----------
27,041,337
-----------

(5,550,326)
725,538
-----------
(4,824,788)
-----------

$22,216,549
===========

$   887,617
-----------
599,564
146,814
258,304
-----------
1,004,682
-----------
$  (117,065)
===========
$    (1,761)
===========
$  (115,304)
115,304
-----------
$         0
===========

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
MARCH 31,
SERIES 5	2005 ----	2004 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,184,399
22,443,077
57,644
-----------
$25,685,120
===========

$   693,692
31,392,413
-----------
32,086,105
-----------

(6,078,492)
(322,493)
-----------
(6,400,985)
-----------

$25,685,120
===========

$ 1,056,442
-----------
724,976
174,781
306,296
-----------
1,206,053
-----------
$  (149,611)
===========
$    (1,496)
===========
$  (148,115)
146,095
-----------
$    (2,020)
===========

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
MARCH 31,
SERIES 6	2005 ----	2004 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 4,162,671
26,737,853
8,038
-----------
$30,908,562
===========

$   621,722
34,688,448
-----------
35,310,170
-----------

(3,912,997)
(488,611)
-----------
(4,401,608)
-----------

$30,908,562
===========

$ 1,210,249
-----------
786,778
193,509
344,762
-----------
1,325,049
-----------
$  (114,800)
===========
$    (1,278)
===========
$  (113,522)
111,613
-----------
$    (1,909)
===========

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
MARCH 31,
TOTAL SERIES 2- 6	2005 ----	2004 ----

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 14,324,189
97,166,952
285,042
------------
$111,776,183
============

$  3,002,381
136,430,803
------------
139,433,184
------------

(27,798,754)
141,753
------------
(27,657,001)
------------

$111,776,183
============

$  4,589,466
------------
3,072,641
759,394
1,368,253
------------
5,200,288
------------
$   (610,822)
============
$     (7,331)
============
$   (603,491)
591,144
------------
$    (12,347)
============

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

   As disclosed on the statement of operations for each Series, interest income is comparable for the three months ended June 30, 2005 and June 30, 2004. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, have increased due to timing differences in the recording of expenses.

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

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2005 increased from $3,609 for the three months ended June 30, 2004 to $8,418 as a result of an increase in the operating expenses of the Project Partnerships. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $216,251 and $217,428 for the three months ended March 31, 2004 and 2005, respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2005, the Series had $289,321 of short-term investments (Cash and Cash Equivalents). It also had $62,525 in Zero Coupon Treasuries with annual maturities providing $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $33,601 for the three months ended June 30, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $8,418 and the changes in operating assets and liabilities, net cash provided by operating activities was $29,402. Cash provided by investing activities totaled $24,915, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2005 and 2004 was $0 as a result of the suspension of losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $234,478 and $241,463 for the three months ended March 31, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2005, the Series had $275,417 of short-term investments (Cash and Cash Equivalents). It also had $55,615 in Zero Coupon Treasuries with annual maturities providing $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $14,283 for the three months ended June 30, 2005. However, after adjusting for the changes in operating assets and liabilities, net cash provided by operating activities was $24,312. Cash provided by investing activities totaled $32,558, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2005 and 2004 was $0 as a result of the suspension of all losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $244,919 and $258,304 for the three months ended March 31, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2005, the Series had $366,353 of short-term investments (Cash and Cash Equivalents). It also had $70,458 in Zero Coupon Treasuries with annual maturities providing $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $26,707 for the three months ended June 30, 2005. However, after adjusting for the changes in operating assets and liabilities, net cash provided by operating activities was $31,252. Cash provided by investing activities totaled $30,654, consisting of cash distributions from the Project Partnership and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2005 decreased from $7,737 for the three months ended June 30, 2004 to $2,020 as a result of an increase in rental revenue and a decrease in total expenses. (These Project Partnerships reported depreciation and amortization of $323,529 and $306,296 for the three months ended March 31, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2005, the Series had $320,070 of short-term investments (Cash and Cash Equivalents). It also had $87,817 in Zero Coupon Treasuries with annual maturities providing $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $31,297 for the three months ended June 30, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $2,020 and the changes in operating assets and liabilities, net cash provided by operating activities was $38,701. Cash provided by investing activities totaled $43,009, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   One of the Project Partnerships, Highland View, LP, sold its property in December 2004. The sale of the property resulted in a gain allocated to Gateway of $227,407 for the year ended March 31, 2005. Gateway received sale proceeds totaling $157,126, which will be distributed to the Limited Partners at $18.24 per limited partnership unit during fiscal year 2006. These sale proceeds are shown as Restricted Cash and Distribution Payable on the Balance Sheet.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2005 decreased from $19,588 for the three months ended June 30, 2004 to $1,909 as a result of an increase in rental revenue and other income. (These Project Partnerships reported depreciation and amortization of $336,916 and $344,762 for the three months ended March 31, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2005, the Series had $435,536 of short-term investments (Cash and Cash Equivalents). It also had $150,176 in Zero Coupon Treasuries with annual maturities providing $79,000 in fiscal year 2006 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $36,442 for the three months ended June 30, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $1,909 and the changes in operating assets and liabilities, net cash used in operating activities was $19,405. Cash provided by investing activities totaled $10,190, consisting of cash distributions from the Project Partnerships. There were no unusual events or trends to describe.

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

   Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. As of June 30, 2005, one project partnership, Highland View Apartments has been sold.

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

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: August 12, 2005             By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: August 12, 2005             By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: August 12, 2005             By:/s/ Sandra C. Humphreys
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

Date: August 12, 2005            By:/s/ Ronald M. Diner
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

Date: August 12, 2005            By:/s/ Jonathan Oorlog
                                 Jonathan Oorlog
                                 Vice President and Chief Financial Officer