Form 10-K/A
period 2004-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2005-09-09
CIK 857115

AMENDED FORM 10K
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
File No. 33-31821

EXPLANATORY NOTE

   This document amends the Form 10-K for the annual period ended March 31, 2004 to reflect the correction of an error in the Report of Independent Registered Public Accounting Firm. The auditor's opinion as originally filed incorrectly referenced reliance on the reports of other auditors. The revised Report of Independent Registered Public Accounting Firm deletes the incorrect reference.

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

Item 2 - Properties (continued):

A summary of the cost of the properties at December 31, 2003, 2002 and 2001 is as follows:
                                         12/31/03
SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 127,098 26,395,217 901,769 38,604 ----------- 28,474,868 11,882,795 ----------- $ 16,592,073	$ 985,546 120,660 25,582,402 1,511,965 0 ----------- 28,200,573 14,415,659 ----------- $ 13,784,914	$ 1,188,112 183,610 31,227,211 1,769,135 15,667 ----------- 34,383,735 13,360,202 ----------- $ 21,023,533
	============	============	============

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,456,671 140,401 36,930,190 1,853,071 0 ----------- 40,380,333 15,887,639 ----------- $ 24,492,694	$ 1,774,305 527,948 39,965,083 2,358,221 0 ----------- 44,625,557 16,310,634 ----------- $ 28,314,923	$ 6,416,814 1,099,717 160,100,103 8,394,161 54,271 ----------- 176,065,066 71,856,929 ----------- $104,208,137
	============	============	============

         12/31/02
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,012,180 125,464 26,377,933 890,839 0 ----------- 28,406,416 11,017,194 ----------- $ 17,389,222	$ 985,546 253,348 25,412,059 1,467,505 0 ----------- 28,118,458 13,441,035 ----------- $ 14,677,423	$ 1,188,112 169,332 31,332,798 1,596,797 0 ----------- 34,287,039 12,319,974 ----------- $ 21,967,065
	===========	===========	===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,456,671 150,142 36,867,774 1,814,370 0 ----------- 40,288,957 14,615,269 ----------- $ 25,673,688	$ 1,779,755 536,545 39,884,445 2,279,339 0 ----------- 44,480,084 14,953,588 ----------- $ 29,526,496	$ 6,422,264 1,234,831 159,875,009 8,048,850 0 ----------- 175,580,954 66,347,060 ----------- $109,233,894
	===========	===========	============
  12/31/01
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 125,464 26,261,278 931,578 0 ----------- 28,330,500 10,152,720 ----------- $18,177,780	$ 985,546 251,976 25,247,403 1,285,630 0 ----------- 27,770,555 12,513,532 ----------- $15,257,023	$ 1,188,112 164,057 30,125,849 1,494,488 0 ----------- 32,972,506 11,277,285 ----------- $21,695,221
	===========	===========	===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,456,671 72,944 37,045,749 1,635,437 0 ----------- 40,210,801 13,336,649 ----------- $26,874,152	$ 1,779,755 534,541 39,858,054 2,179,474 0 ----------- 44,351,824 13,603,728 ----------- $30,748,096	$ 6,422,264 1,148,982 158,538,333 7,526,607 0 ------------ 173,636,186 60,883,914 ------------ $112,752,272
	===========	===========	============

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

  (b)  Approximate Number of Equity Security Holders:

  Title of Class                                    Number of Holders
                                                  as of March 31, 2004
  Beneficial Assignee Certificates                        2,258
  General Partner Interest                                    2

  Item 6. Selected Financial Data

  FOR THE YEARS ENDED MARCH 31,:
SERIES 2	2004 ----	2003 ----	2002 ----	2001 ----	2000 ----
Total Revenues	$ 27,067	$ 31,644	$ 36,666	$ 43,114	$ 40,198
Net Loss	(92,200)	(85,230)	(99,198)	(123,576)	(166,538)
Equity in Losses of Project Partnerships	(8,484)	(17,624)	(43,931)	(76,493)	(115,544)
Total Assets	445,532	523,794	575,947	634,752	723,067
Investments In Project Partnerships	47,597	58,381	78,301	124,529	208,215
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	..14 5.18 (157.55)	2.79 7.31 (146.95)	64.12 11.87 (148.48)	162.60 14.10 (127.50)	166.30 12.20 (141.60)
Net Loss	(14.88)	(13.75)	(16.00)	(19.94)	(26.87)

  FOR THE YEARS ENDED MARCH 31,:
SERIES 3	2004 ----	2003 ----	2002 ----	2001 ----	2000 ----
Total Revenues	$ 35,445	$ 37,951	$ 42,526	$ 52,385	$ 51,385
Net Loss	(77,243)	(82,729)	(80,062)	(58,677)	(147,068)
Equity in Losses of Project Partnerships	(5,137)	(25,505)	(34,441)	(26,094)	(114,700)
Total Assets	344,724	405,777	465,530	512,301	545,897
Investments In Project Partnerships	0	6,633	34,601	71,138	100,190
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	..17 6.54 (159.39)	1.38 7.92 (137.28)	6.22 13.83 (154.72)	44.70 14.00 (156.40)	68.90 12.80 (151.20)
Net Loss	(14.02)	(15.01)	(14.53)	(10.65)	(26.69)

  Item 6. Selected Financial Data

  FOR THE YEARS ENDED MARCH 31,:
SERIES 4	2004 ----	2003 ----	2002 ----	2001 ----	2000 ----
Total Revenues	$ 44,087	$ 35,591	$ 44,426	$ 51,145	$ 48,997
Net Loss	(98,159)	(160,313)	(185,366)	(311,663)	(235,491)
Equity in Losses of Project Partnerships	(8,763)	(77,657)	(118,314)	(254,163)	(175,823)
Total Assets	472,775	536,633	663,983	807,069	1,082,020
Investments In Project Partnerships	0	12,279	96,741	223,689	487,692
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	1.22 4.16 (134.34)	2.98 8.48 (147.73)	82.68 12.51 (149.99)	165.70 15.00 (160.40)	168.60 14.30 (13.50)
Net Loss	(14.05)	(22.95)	(26.54)	(44.62)	(33.71)

  FOR THE YEARS ENDED MARCH 31,:
SERIES 5	2004 ----	2003 ----	2002 ----	2001 ----	2000 ----
Total Revenues	$ 37,227	$ 48,076	$ 58,867	$ 64,244	$ 65,839
Net Loss	(265,039)	(261,993)	(268,277)	(248,131)	(243,982)
Equity in Losses of Project Partnerships	(133,705)	(159,492)	(189,327)	(179,765)	(178,140)
Total Assets	872,194	1,073,840	1,298,281	1,519,231	1,728,422
Investments In Project Partnerships	229,630	376,275	550,146	752,227	951,449
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	8.66 4.81 (148.50)	54.70 6.71 (136.53)	153.83 12.75 (145.76)	164.60 15.60 (140.30)	164.60 14.30 (134.60)
Net Loss	(30.45)	(30.10)	(30.83)	(28.51)	(28.03)

  Item 6. Selected Financial Data

  FOR THE YEARS ENDED MARCH 31,:
SERIES 6	2004 ----	2003 ----	2002 ----	2001 ----	2000 ---
Total Revenues	$ 41,078	$ 42,340	$ 52,783	$ 57,541	$ 54,234
Net Loss	(294,767)	(334,594)	(407,763)	(481,031)	(531,947)
Equity in Losses of Project Partnerships	(148,498)	(209,950)	(306,042)	(384,730)	(433,597)
Total Assets	1,467,978	1,731,924	2,016,612	2,364,264	2,793,368
Investments In Project Partnerships	858,488	1,024,672	1,257,026	1,584,877	1,997,390
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	15.16 5.41 (109.10)	129.74 7.48 (115.70)	167.27 11.24 (127.50)	165.60 13.80 (127.30)	165.50 12.70 (126.50)
Net Loss	(28.88)	(32.78)	(39.95)	(47.13)	(52.12)

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

  Item 8. Financial Statements and Supplementary Data

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Partners of Gateway Tax Credit Fund II Ltd.

     We have audited the accompanying balance sheets of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) as of March 31, 2004 and 2003 and the related statements of operations, partners' equity (deficit), and cash flows of each of the five Series for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which net investments included on the balance sheets as of March 31, 2004 and 2003 and net losses included on the statements of operations for each of the three years in the period ended March 31, 2004 are:

	Net Investments March 31, --------	Partnership Loss Year Ended March 31, --------------------
	2004 ----	2003 ----	2004 ----	2003 ----	2002 ----
Series 2	$ 0	$ 0	$ 0	$ 0	$ 29,397
Series 3	0	0	0	12,361	11,713
Series 4	0	12,279	0	71,223	57,051
Series 5	0	331,424	0	68,984	79,648
Series 6	0	230,053	3,291	130,246	181,311

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
  September 8, 2005

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
DECEMBER 31,
SERIES 2	2003 -------	2002 -------	2001 -------

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

  (Unaudited)

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

  (Unaudited)

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

  (Unaudited)

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
DECEMBER 31,
SERIES 3	2003 -------	2002 -------	2001 -------

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

  (Unaudited)

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

  (Unaudited)

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

  (Unaudited)

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
DECEMBER 31,
SERIES 4	2003 -------	2002 -------	2001 -------

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

  (Unaudited)

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

  (Unaudited)

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

  (Unaudited)

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
  December 31 of each year:
DECEMBER 31,
SERIES 5	2003 -------	2002 -------	2001 -------

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

  (Unaudited)

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

  (Unaudited)

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

  (Unaudited)

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
  December 31 of each year:
DECEMBER 31,
SERIES 6	2003 -------	2002 -------	2001 -------

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

  (Unaudited)

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

  (Unaudited)

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

  (Unaudited)

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
  December 31 of each year:
DECEMBER 31,
TOTAL SERIES 2 - 6	2003 -------	2002 -------	2001 -------

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

  (Unaudited)

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

  (Unaudited)

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

  (Unaudited)

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

    The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2004 are as follows:
                                     Financial  9; 9;      Tax
                                     Reporting  9; 9;      Reporting
                                     Purposes  9; 9;       Purposes        Differences

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

  In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2004 on our consideration of Sylacauga Heritage Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjuction with this report in cosidering the results or our audit.

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
	2004 ----	2003 ----	2002 ----
Series 2	$ 32,065	$ 18,483	$ 11,737
Series 3	33,523	19,323	12,271
Series 4	42,266	24,365	15,471
Series 5	52,470	30,245	19,205
Series 6	55,384 ---------	31,926 ---------	20,272 ---------
	$ 215,708	$ 124,342	$ 78,956
Total	=========	=========	=========

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

                    GATEWAY TAX CREDIT FUND II, LTD.
                   (A Florida Limited Partnership)
                            By: Raymond James Tax Credit Funds, Inc.

  Date: September 9, 2005           By:/s/ Ronald M. Diner
                                    Ronald M. Diner
                                    President

  Date: September 9, 2005           By:/s/ Sandra C. Humphreys
                                    Sandra C. Humphreys
                                    Secretary and Treasurer

  Date: September 9, 2005           By:/s/ Carol Georges
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

  Date: September 9, 2005          By:/s/ Ronald M. Diner
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

  Date: September 9, 2005          By:/s/ Carol Georges
                                   Carol Georges
                                   Vice President and Director of Accounting