Form 10-K/A
period 2005-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2005-09-09
CIK 857115

AMENDED FORM 10-K
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
File No. 33-31821

EXPLANATORY NOTE

   This document amends the Form 10-K for the annual period ended March 31, 2005 to reflect the correction of an error in the Report of Independent Registered Public Accounting Firm. The auditor's opinion as originally filed incorrectly referenced reliance on the reports of other auditors. The revised Report of Independent Registered Public Accounting Firm deletes the incorrect reference.

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

854,562

859,698

1,458,066

1,564,010

1,293,889

1,233,935

1,076,098

1,517,589

1,245,870

3,496,824

781,460

1,057,871

1,794,542

1,081,582

700,935

955,815

1,320,641

1,782,517

1,781,614

1,337,891

532,889
-----------
$28,527,836

100% 88% 75% 85% 81% 82% 92% 80% 91% 94% 97% 100% 97% 96% 97% 90% 100% 100% 100% 98% 96% 100%
		====		===========

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

$ 1,789,148

1,744,103

1,148,484

860,273

1,804,010

1,597,701

1,082,336

1,163,452

1,411,023

828,883

347,577

1,590,987

1,096,579

440,425

927,256

1,671,047

1,188,292

1,459,016

1,805,582

1,150,622

935,143

824,759

1,384,751
-----------
$28,251,449

81% 98% 94% 79% 94% 83% 79% 88% 98% 94% 100% 100% 96% 100% 96% 94% 98% 95% 98% 94% 100% 88% 100%
		====		===========

The average effective rental per unit is $3,540 per year ($295 per month).

Item 2 - Properties (continued):

SERIES 4
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE ------

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

756,628

1,280,033

1,101,686

810,970

1,657,974

1,036,369

1,892,651

2,263,014

1,532,159

1,725,462

1,074,298

939,018

998,739

1,042,263

1,047,032

802,089

1,444,252

976,883

876,457

1,429,003

1,109,739

906,714

1,753,599

1,796,019

853,294

815,916

1,289,047

412,028
----------
$34,459,094

96% 88% 92% 86% 100% 81% 96% 93% 96% 94% 100% 29% 100% 100% 97% 100% 100% 98% 100% 95% 92% 88% 96% 98% 100% 100% 82% 92% 100%
		====		==========

The average effective rental per unit is $3,770 per year ($314 per month).

Item 2 - Properties (continued):

SERIES 5
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATEE ACQUIREDD --------	PROPERTY COST --------	OCCU-PANCY RATE -----

Seymour

Effingham

S.F. Winfield

S.F.Medicine Lodge

S.F. Ottawa

S.F. Concordia

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

So. Timber Ridge

Pineville

Ravenwood

Seymour, IN

Effingham, IL

Winfield, KS

Medicine Lodge,KS

Ottawa, KS

Concordia, KS

Carrollton, GA

Lexington, SC

Ellijay, GA

Greensboro, GA

Greensboro, GA

Wrightsville, GA

Shellman, GA

Cordele, GA

Cordele, GA

Crawford, GA

Wagoner, OK

South Boston, VA

Russellville, AL

Red Bay, AL

Clayton, OK

Alma, AR

Hiawatha, KS

Eureka, KS

Spring Hill, KS

Menard, TX

Wallis, TX

Zapata, TX

Grove, OK

Portland, IN

Georgetown, OH

Cloverdale, IN

Chandler, TX

Pineville, MO

Americus, GA

		37 24 12 16 24 20 78 40 44 24 33 25 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24 ----- 1,082	8/91 8/91 8/91 8/91 8/91 8/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 11/91 11/91 11/91 1/92 1/92 5/92 1/94

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
		=====		============

The average effective rental per unit is $3,765 per year ($314 per month).

Item 2 - Properties (continued):

SERIES 6
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE -----

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
		=====		===========

The average effective rental per unit is $4,172 per year ($348 per month).

Item 2 - Properties (continued):

A summary of the cost of the properties at December 31, 2004, 2003 and 2002 is as follows:
                                         12/31/04
SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 136,496 26,404,542 936,014 38,604 ----------- 28,527,836 12,747,926 ----------- $ 15,779,910	$ 985,546 123,414 25,586,168 1,556,321 0 ----------- 28,251,449 15,378,450 ----------- $ 12,872,999	$ 1,188,112 222,427 31,289,900 1,758,655 0 ----------- 34,459,094 14,409,096 ----------- $ 20,049,998
	============	============	============

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,451,551 159,501 36,164,853 1,771,643 0 ----------- 39,547,548 16,798,175 ----------- $ 22,749,373	$ 1,774,305 536,092 40,018,159 2,426,481 0 ----------- 44,755,037 17,672,479 ----------- $ 27,082,558	$ 6,411,694 1,177,930 159,463,622 8,449,114 38,604 ----------- 175,540,964 77,006,126 ----------- $ 98,534,838
	============	============	============

                                           12/31/03
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 127,098 26,395,217 901,769 38,604 ----------- 28,474,868 11,882,795 ----------- $ 16,592,073	$ 985,546 120,660 25,582,402 1,511,965 0 ----------- 28,200,573 14,415,659 ----------- $ 13,784,914	$ 1,188,112 183,610 31,227,211 1,769,135 15,667 ----------- 34,383,735 13,360,202 ----------- $ 21,023,533
	===========	===========	===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,456,671 140,401 36,930,190 1,853,071 0 ----------- 40,380,333 15,887,639 ----------- $ 24,492,694	$ 1,774,305 527,948 39,965,083 2,358,221 0 ----------- 44,625,557 16,310,634 ----------- $ 28,314,923	$ 6,416,814 1,099,717 160,100,103 8,394,161 54,271 ----------- 176,065,066 71,856,929 ----------- $104,208,137
	===========	===========	============

                                            12/31/02
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 125,464 26,377,933 890,839 0 ----------- 28,406,416 11,017,194 ----------- $ 17,389,222	$ 985,546 253,348 25,412,059 1,467,505 0 ----------- 28,118,458 13,441,035 ----------- $ 14,677,423	$ 1,188,112 169,332 31,332,798 1,596,797 0 ----------- 34,287,039 12,319,974 ----------- $ 21,967,065
	===========	===========	===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,456,671 150,142 36,867,774 1,814,370 0 ----------- 40,288,957 14,615,269 ----------- $ 25,673,688	$ 1,779,755 536,545 39,884,445 2,279,339 0 ----------- 44,480,084 14,953,588 ----------- $ 29,526,496	$ 6,422,264 1,234,831 159,875,009 8,048,850 0 ----------- 175,580,954 66,347,060 ----------- $109,233,894
	===========	===========	============

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
	Investments March 31, --------	Partnership Loss Year Ended March 31, --------------------
	2005 ----	2004 ----	2005 ----	2004 ----	2003 ----
Series 2	$ 0	$ 0	$ 0	$ 0	$ 0
Series 3	0	0	0	0	12,361
Series 4	0	0	0	0	71,223
Series 5	0	0	0	0	68,984
Series 6	4,200	0	5,938	3,291	130,246

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
 Other Payble

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
	2005 ----	2004 ----	2003 ----
Series 2	$ 32,074	$ 32,065	$ 18,483
Series 3	33,531	33,523	19,323
Series 4	42,279	42,266	24,365
Series 5	52,484	52,470	30,245
Series 6	55,400 --------	55,384 --------	31,926 --------
	$215,768	$215,708	$124,342
Total	========	========	========

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
DECEMBER 31,
SERIES 2	2004 -------	2003 -------	2002 -------

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
DECEMBER 31,
SERIES 3	2004 -------	2003 -------	2002 -------

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
DECEMBER 31,
SERIES 4	2004 -------	2003 -------	2002 -------

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
December 31 of each year:
DECEMBER 31,
SERIES 5	2004 -------	2003 ------	2002 -------

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

(Unaudited)

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

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

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
December 31 of each year:
DECEMBER 31,
SERIES 6	2004 -------	2003 -------	2002 -------

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
December 31 of each year:
DECEMBER 31,
TOTAL SERIES 2 - 6	2004 -------	2003 -------	2002 -------

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

(Unaudited)

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

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

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

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

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

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

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

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

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

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

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

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                   INDEPENDENT AUDITORS' REPORT
                                   -----------------------------

To the Partners
Sylacauga Heritage Apartments Ltd.
Sylacauga, Alabama

We have audited the accompanying balance sheets of Sylacauga Heritage Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sylacauga Heritage Apartments, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 10, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners
Lakeshore Apartments Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeshore Apartments, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 27, 2005

Donald W. Causey & Associates, P.C.
16 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS' REPORT
                              ------------------------------

To the Partners
Countrywood Apartments Ltd.
Centerville, Alabama

We have audited the accompanying balance sheets of Countrywood Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countrywood Apartments, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountant

Gadsden, Alabama
February 24, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS' REPORT
                             --------------------------------

To the Partners
Wildwood Apartments Ltd.
Pineville, Louisiana

We have audited the accompanying balance sheets of Wildwood Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Apartments, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 24, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS' REPORT
                              --------------------------------

To the Partners
Meadowcrest Apartments Ltd.
Luverne, Alabama

We have audited the accompanying balance sheets of Meadowcrest Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadowcrest Apartments, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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
	2005 ----	2004 ----	2003 ----
Series 2	$ 67,609	$ 67,822	$ 68,021
Series 3	62,717	63,022	62,667
Series 4	77,205	77,448	77,271
Series 5	92,722	95,180	95,480
Series 6	104,509 -----------	104,953 -----------	105,376 -----------
Total	$ 404,762 ===========	$ 408,425 ===========	$ 408,815 ===========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
	2005 ----	2004 ----	2003 ----
Series 2	$ 32,074	$ 32,065	$ 18,483
Series 3	33,531	33,523	19,323
Series 4	42,279	42,266	24,365
Series 5	52,484	52,470	30,245
Series 6	55,400 ---------	55,384 ---------	31,926 ---------
Total	$ 215,768	$ 215,708	$ 124,342
	=========	=========	=========

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

$ 766,138

820,962

836,998

1,376,297

1,451,283

1,238,749

1,178,185

1,060,098

1,480,089

1,223,370

3,111,565

767,590

1,027,512

1,710,725

1,047,107

680,437

930,574

1,150,214

1,648,081

1,746,076

1,123,454

444,257

$ 0 0 0 19,769 91,227 26,540 17,350 0 0 0 179,759 (1,130) (1,141) (4,183) (1,925) (1,252) (2,759) 103,927 68,356 (462) 74,187 24,259
	-----------	------------	------------
	$1,115,553	$26,819,761	$ 592,522
	===========	============	============

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

$ 766,138

820,962

836,998

1,396,066

1,539,993

1,265,289

1,195,535

1,060,098

1,480,089

1,223,370

3,291,324

766,460

1,026,371

1,706,542

1,045,182

679,185

927,815

1,232,164

1,713,042

1,745,614

1,197,641

463,282

$ 799,538

854,562

859,698

1,458,066

1,564,010

1,293,889

1,233,935

1,076,098

1,517,589

1,245,870

3,496,824

781,460

1,057,871

1,794,542

1,081,582

700,935

955,815

1,320,641

1,782,517

1,781,614

1,337,891

532,889

	-----------	------------	------------
	$1,148,676	$27,379,160	$28,527,836
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004
SERIES 2
Apartment Properties Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

	$ 401,167 431,890 442,751 508,242 581,011 481,426 426,812 622,801 849,074 643,600 1,645,245 370,846 490,991 851,486 503,791 329,127 445,232 513,585 659,913 824,891 447,807 276,238	5-27.5 5-27.5 5-27.5 5-27.5 5-40 5-40 5-40 5-25 5-25 5-27.5 5-27.5 5-30 5-30 5-30 5-30 5-30 5-30 5-40 5-40 5-30 5-40 5-27.5
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

------------
$21,412,108
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

$ 1,712,321

1,674,103

1,102,984

834,273

1,734,010

1,560,201

885,923

1,018,523

1,198,373

745,635

339,144

1,447,439

1,018,897

419,725

885,087

1,361,096

1,102,728

1,376,075

1,769,334

1,097,214

891,543

801,128

1,058,773

$ 0 0 0 0 0 0 79,673 103,704 99,535 71,486 8,433 87,798 29,682 0 (1,412) 273,966 11,564 7,941 21,248 18,408 0 1,791 298,357
	-----------	------------	------------
	$1,104,746	$26,034,529	$1,112,174
	===========	============	============

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

$ 1,712,321

1,674,103

1,102,984

834,273

1,734,010

1,560,201

956,505

1,122,227

1,290,165

817,134

347,577

1,535,237

1,048,579

419,725

883,675

1,647,669

1,114,292

1,384,016

1,790,582

1,115,622

891,543

802,919

1,357,130

$ 1,789,148

1,744,103

1,148,484

860,273

1,804,010

1,597,701

1,082,336

1,163,452

1,411,023

828,883

347,577

1,590,987

1,096,579

440,425

927,256

1,671,047

1,188,292

1,459,016

1,805,582

1,150,622

935,143

824,759

1,384,751

	-----------	------------	------------
	$1,108,960	$27,142,189	$28,251,449
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 3
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Birchwood Apts.

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Bryan Senior

Brubaker Square

Southwood

Villa Allegra

Belmont Senior

Heritage Villas

Logansport Seniors

	$ 1,139,034 1,083,154 705,524 533,785 1,147,059 1,023,784 458,150 659,983 613,534 499,207 210,107 897,092 567,825 219,700 462,557 900,279 716,903 824,459 890,842 675,219 331,356 393,147 425,750	5-25 5-25 5-25 5-25 5-25 5-25 5-40 5-27.5 5-40 5-27.5 5-27.5 5-27.5 5-30 5-27.5 5-27.5 5-25 5-27.5 5-27.5 5-50 5-27.5 5-40 5-30 5-40
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

------------
$26,191,312
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
	-----------	------------	------------
	$1,298,972	$31,049,651	$2,110,471
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 4
Apartment Properties	Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Alsace Village

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Edmonton Senior

Jonesville Manor

Norton Green

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

$ 15,000

79,386

64,278

27,560

38,000

30,000

49,800

115,040

85,000

42,000

118,004

63,800

22,600

25,000

28,600

51,000

40,000

45,000

28,000

29,471

38,200

27,000

40,000

100,000

120,000

28,000

13,500

29,500

16,800

$ 820,758

677,242

1,215,755

1,074,126

772,970

1,627,974

986,569

1,777,611

2,178,014

1,490,159

1,607,458

1,010,498

916,418

973,739

1,013,663

996,032

762,089

1,399,252

948,883

846,986

1,390,803

1,082,739

866,714

1,653,599

1,676,019

825,294

802,416

1,259,547

395,228

$ 835,758

756,628

1,280,033

1,101,686

810,970

1,657,974

1,036,369

1,892,651

2,263,014

1,532,159

1,725,462

1,074,298

939,018

998,739

1,042,263

1,047,032

802,089

1,444,252

976,883

876,457

1,429,003

1,109,739

906,714

1,753,599

1,796,019

853,294

815,916

1,289,047

412,028

	-----------	------------	------------
	$1,410,539	$33,048,555	$34,459,094
	===========	============	============

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

------------
$31,392,413
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

Seymour

Effingham

S.F. Winfield

S.F.Medicine Lodge

S.F. Ottawa

S.F. Concordia

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

$ 59,500

38,500

18,000

21,600

25,200

28,000

248,067

44,475

0

15,930

21,330

14,700

13,500

60,000

48,000

16,600

100,000

70,000

39,781

25,000

35,600

45,000

12,020

22,660

70,868

21,000

13,900

44,000

28,000

43,102

0

40,000

43,705

59,661

14,300

$ 1,452,557

940,327

382,920

542,959

687,929

658,961

722,560

992,158

214,335

61,495

92,063

196,071

512,531

413,143

578,709

187,812

2,212,045

842,335

848,996

814,432

835,930

912,710

767,228

749,504

1,318,926

721,251

553,230

1,120,538

414,429

410,683

149,483

583,115

1,233,570

328,468

873,596

$ 5,645

1,790

1,482

8,365

19,213

8,947

2,247,274

648,340

1,545,898

788,834

975,271

675,563

375,617

1,129,290

502,075

703,300

303,041

696,221

1,164

1,164

0

0

(2,523)

51,479

59,584

16,885

11,203

78,314

1,299,240

351,285

831,813

392,597

51,154

25,925

13,100

	-----------	------------	------------
	$1,401,999	$24,326,999	$13,818,550
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 5
Apartment Properties	Gross Amount At Which Carried At December 31, 2004 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Seymour

Effingham

S.F. Winfield

S.F.Medicine Lodge

S.F. Ottawa

S.F. Concordia

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

$ 59,500

38,500

18,000

21,600

25,200

28,000

248,068

55,575

84,582

15,930

16,845

14,700

13,500

60,000

48,000

16,600

119,888

70,000

39,781

25,000

35,600

45,000

12,020

22,660

70,868

21,000

97,313

46,323

28,000

15,000

50,393

40,000

33,300

60,006

14,300

$ 1,458,202

942,117

384,402

551,324

707,142

667,908

2,969,833

1,629,398

1,675,651

850,329

1,071,819

871,634

888,148

1,542,433

1,080,784

891,112

2,495,198

1,538,556

850,160

815,596

835,930

912,710

764,705

800,983

1,378,510

738,136

481,020

1,196,529

1,713,669

790,070

930,903

975,712

1,295,129

354,048

886,696

$ 1,517,702

980,617

402,402

572,924

732,342

695,908

3,217,901

1,684,973

1,760,233

866,259

1,088,664

886,334

901,648

1,602,433

1,128,784

907,712

2,615,086

1,608,556

889,941

840,596

871,530

957,710

776,725

823,643

1,449,378

759,136

578,333

1,242,852

1,741,669

805,070

981,296

1,015,712

1,328,429

414,054

900,996

	-----------	------------	------------
	$1,611,052	$37,936,496	$39,547,548
	===========	============	============

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

------------
$34,688,448
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

Spruce

Shannon Apartments

Carthage

Mt. Crest

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Vilage

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

$ 60,040

5,000

115,814

64,914

60,055

39,930

51,665

9,020

42,103

30,000

118,575

40,000

170,229

85,512

67,303

72,500

49,780

61,350

32,000

44,250

35,000

95,000

32,000

44,247

21,600

55,000

60,000

90,000

0

39,300

189,323

79,000

23,000

13,000

37,500

20,000

0

40,000

$ 108,772

94,494

578,597

1,143,675

1,121,477

1,278,860

1,619,209

671,750

985,010

639,068

1,534,541

995,782

782,795

771,316

319,272

1,130,651

1,483,188

1,470,505

1,142,517

977,220

893,323

1,121,119

1,017,572

1,151,157

932,468

884,596

1,118,734

1,269,252

1,428,656

1,477,527

2,851,953

924,144

788,157

239,455

1,361,272

595,604

473,695

346,569

$ 984,235

591,717

59,646

47,750

120,460

54,183

5,968

22,006

25,946

7,863

0

2,184

30,090

34,352

37,543

17,711

0

113,316

240,461

1,091

33,603

91,622

78,691

16,912

19,001

12,680

49,905

79,255

220,627

10,085

12,293

36,646

33,083

308,553

(9,579)

478

458,294

1,088,404

	-----------	------------	------------
	$2,094,010	$37,723,952	$4,937,075
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2004

SERIES 6
Apartment Properties	Gross Amount At Which Carried At December 31, 2004
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Spruce

Shannon Apartments

Carthage

Mt. Crest

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Vilage

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

$ 86,308

18,406

120,386

64,914

60,055

39,930

51,665

9,020

42,103

30,000

118,575

40,000

173,213

89,512

85,136

79,100

49,780

61,350

32,000

44,250

29,550

95,556

36,012

37,440

21,600

55,000

60,000

112,363

104,800

39,300

189,323

79,000

23,000

13,000

37,500

20,000

21,250

40,000

$ 1,066,739

672,805

633,671

1,191,425

1,241,937

1,333,043

1,625,177

693,756

1,010,956

646,931

1,534,541

997,966

809,901

801,668

338,982

1,141,762

1,483,188

1,583,821

1,382,978

978,311

932,376

1,212,185

1,092,251

1,174,876

951,469

897,276

1,168,639

1,326,144

1,544,483

1,487,612

2,864,246

960,790

821,240

548,008

1,351,693

596,082

910,739

1,434,973

$ 1,153,047

691,211

754,057

1,256,339

1,301,992

1,372,973

1,676,842

702,776

1,053,059

676,931

1,653,116

1,037,966

983,114

891,180

424,118

1,220,862

1,532,968

1,645,171

1,414,978

1,022,561

961,926

1,307,741

1,128,263

1,212,316

973,069

952,276

1,228,639

1,438,507

1,649,283

1,526,912

3,053,569

1,039,790

844,240

561,008

1,389,193

616,082

931,989

1,474,973

	-----------	------------	------------
	$2,310,397	$42,444,640	$44,755,037
	===========	============	============

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
AS OF DECEMBER 31, 2004
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 2

Balance at beginning of period -
December 31, 2003
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 48,155 9,398 0 --------- 0 (4,585) ---------	$28,474,868 57,553 (4,585) ---------
Balance at end of period - December 31, 2004		$28,527,836 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2003 Current year expense Less Accumulated Depreciation of real estate sold Other	869,716 (4,585) 0 ---------	$11,882,795 865,131 ----------
Balance at end of period - December 31, 2004		$ 12,747,926 ===========

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
AS OF DECEMBER 31, 2004
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 4

Balance at beginning of period -
December 31, 2003
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 32,669 38,817 3,873 --------- 0 0 ---------	$34,383,735 75,359 0 ---------
Balance at end of period - December 31, 2004		$34,459,094 =============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2003 Current year expense Less Accumulated Depreciation of real estate sold Other	1,045,021 0 3,873 ---------	$ 13,360,202 1,048,894 ----------
Balance at end of period - December 31, 2004		$14,409,096 ===========

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
$26,191,312 ===========

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

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: September 9, 2005           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: September 9, 2005           By:/s/ Jonathan Oorlog
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

Date: September 9, 2005          By:/s/ Jonathan Oorlog
                                 Jonathan Oorlog
                                 Vice President and Chief Financial Officer