Form 10-Q
period 2005-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 2005-11-14
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended             September 30, 2005

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
     Title of Each Class                             September 30, 2005
Beneficial Assignee Certificates:
$1,000 per certificate                                     37,228

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2005 Form 10-K, filed with the
Securities and Exchange Commission on July 13, 2005
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-31821

PART I - Financial Information
    Item 1. Financial Statements:

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 2	September 30, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable - Other
 Investments in Securities

    Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,136 at September 30, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,136 at September 30, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' (Deficit)

    Total Liabilities and Partners'     (Deficit)

$  275,246
1,237
63,758
-----------
340,241

0
20,928
-----------
$  361,169
===========

$   51,099
-----------
51,099
-----------

565,448
-----------

(199,025)
(56,353)
-----------
(255,378)
-----------

$  361,169
===========

$  235,004
0
63,596
-----------
298,600

61,315
34,391
-----------
$  394,306
===========

$   45,045
-----------
45,045
-----------

531,644
-----------

(126,760)
(55,623)
-----------
(182,383)
-----------

$  394,306
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 3	September 30, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 5,456 at September 30, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 5,456 at September 30, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' (Deficit)

    Total Liabilities and Partners'     (Deficit)

$  265,935
56,712
-----------
322,647

0
0
-----------
$  322,647
===========

$   57,108
1,237
-----------
58,345
-----------

461,798
-----------

(147,706)
(49,790)
-----------
(197,496)
-----------

$  322,647
===========

$  218,547
56,568
-----------
275,115

54,538
0
-----------
$  329,653
===========

$   49,309
0
-----------
49,309
-----------

430,440
-----------

(100,780)
(49,316)
-----------
(150,096)
-----------

$  329,653
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 4	September 30, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,915 at September 30, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,915 at September 30, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' (Deficit)

    Total Liabilities and Partners'     (Deficit)

$  355,020
71,848
-----------
426,868

0
0
-----------
$  426,868
===========

$   60,912
-----------
60,912
-----------

608,835
-----------

(179,795)
(63,084)
-----------
(242,879)
-----------

$  426,868
===========

$  304,447
71,666
-----------
376,113

69,095
0
-----------
$  445,208
===========

$   54,471
-----------
54,471
-----------

570,233
-----------

(117,046)
(62,450)
-----------
(179,496)
-----------

$  445,208
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 5	September 30, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 8,616 at September 30, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 8,616 at September 30, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  300,886
0
89,550
-----------
390,436

0
200,055
-----------
$  590,491
===========

$   77,618
0
0
-----------
77,618
-----------

465,216
-----------

48,419
(762)
-----------
47,657
-----------

$  590,491
===========

$  238,360
157,126
89,322
-----------
484,808

86,118
202,405
-----------
$  773,331
===========

$   72,789
157,126
700
-----------
230,615
-----------

418,856
-----------

123,860
0
-----------
123,860
-----------

$  773,331
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 6	September 30, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 10,105 at September 30, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 10,105 at September 30, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  416,976
225,574
0
77,444
-----------
719,994

75,520
777,351
-----------
$1,572,865
===========

$   70,177
225,574
0
-----------
295,751
-----------

788,717
-----------

572,239
(83,842)
-----------
488,397
-----------

$1,572,865
===========

$  444,751
0
700
74,664
-----------
520,115

72,775
781,147
-----------
$1,374,037
===========

$   68,579
0
500
-----------
69,079
-----------

736,464
-----------

651,535
(83,041)
-----------
568,494
-----------

$1,374,037
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 2 - 6	September 30, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 37,228 at September 30, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at September 30, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$1,614,063
225,574
1,237
359,312
-----------
2,200,186

75,520
998,334
-----------
$3,274,040
===========

$  316,914
225,574
1,237
-----------
543,725
-----------

2,890,014
-----------

94,132
(253,831)
-----------
(159,699)
-----------

$3,274,040
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    1,237
-----------
1,237
-----------

16,902

11,903
10,270
174
-----------
39,249
-----------

(38,012)
(4,694)
3,312
-----------
$  (39,394)
===========

$  (39,000)
(394)
-----------
$  (39,394)
===========

$    (6.36)
===========
6,136
===========

$        0
-----------
0
-----------

16,956

8,223
5,971
174
-----------
31,324
-----------

(31,324)
(12,755)
2,786
-----------
$  (41,293)
===========

$  (40,880)
(413)
-----------
$  (41,293)
===========

$    (6.66)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    4,618
-----------
4,618
-----------

15,679

12,444
12,717
-----------
40,840
-----------

(36,222)
0
3,105
-----------
$  (33,117)
===========

$  (32,786)
(331)
-----------
$  (33,117)
===========

$    (6.01)
===========
5,456
===========

$        0
-----------
0
-----------

15,756

8,598
5,508
-----------
29,862
-----------

(29,862)
0
2,467
-----------
$  (27,395)
===========

$  (27,121)
(274)
-----------
$  (27,395)
===========

$    (4.97)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    7,587
-----------
7,587
-----------

20,551

15,690
12,075
-----------
48,316
-----------

(40,729)
0
4,053
-----------
$  (36,676)
===========

$  (36,309)
(367)
-----------
$  (36,676)
===========

$    (5.25)
===========
6,915
===========

$    5,693
-----------
5,693
-----------

19,362

10,840
6,817
-----------
37,019
-----------

(31,326)
0
3,181
-----------
$  (28,145)
===========

$  (27,864)
(281)
-----------
$  (28,145)
===========

$    (4.03)
===========
6,915
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 5	2005 ----	2004 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Income (Losses) of
 Project Partnerships and Other Income
Equity in Income (Losses) of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    4,805
-----------
4,805
-----------

23,180

19,478
11,784
501
-----------
54,943
-----------

(50,138)

672
4,560
-----------
$  (44,906)
===========

$  (44,457)
(449)
-----------
$  (44,906)
===========

$    (5.16)
===========
8,616
===========

$    8,902
-----------
8,902
-----------

23,795

13,457
8,815
1,141
-----------
47,208
-----------

(38,306)

(5,610)
3,987
-----------
$  (39,929)
===========

$  (39,530)
(399)
-----------
$  (39,929)
===========

$    (4.59)
===========
8,616
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
SERIES 6	2005 ----	2004 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Income (Losses) of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    4,677
-----------
4,677
-----------

26,127

20,560
9,138
1,241
-----------
57,066
-----------

(52,389)

1,803
6,931
-----------
$  (43,655)
===========

$  (43,219)
(436)
-----------
$  (43,655)
===========

$    (4.28)
===========
10,105
===========

$    9,396
-----------
9,396
-----------

26,238

14,205
9,043
2,101
-----------
51,587
-----------

(42,191)

(8,864)
4,568
-----------
$  (46,487)
===========

$  (46,022)
(465)
-----------
$  (46,487)
===========

$    (4.55)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   22,924
-----------
22,924
-----------

102,439

80,075
55,984
1,916
-----------
240,414
-----------

(217,490)
(2,219)
21,961
-----------
$ (197,748)
===========

$ (195,771)
(1,977)
-----------
$ (197,748)
===========

$   23,991
-----------
23,991
-----------

102,107

55,323
36,154
3,416
-----------
197,000
-----------

(173,009)
(27,229)
16,989
-----------
$ (183,249)
===========

$ (181,417)
(1,832)
-----------
$ (183,249)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate

Number of Beneficial Assignee
Certificates Outstanding

$    3,487
-----------
3,487
-----------

33,804

22,002
13,190
351
-----------
69,347
-----------

(65,860)
(13,112)
5,977
-----------
$  (72,995)
===========

$  (72,265)
(730)
-----------
$  (72,995)
===========

$   (11.78)
===========
6,136
===========

$    3,945
-----------
3,945
-----------

33,912

15,296
7,696
348
-----------
57,252
-----------

(53,307)
(16,364)
5,302
-----------
$  (64,369)
===========

$  (63,725)
(644)
-----------
$  (64,369)
===========

$   (10.39)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   17,016
-----------
17,016
-----------

31,358

23,002
15,609
-----------
69,969
-----------

(52,953)
0
5,553
-----------
$  (47,400)
===========

$  (46,926)
(474)
-----------
$  (47,400)
===========

$    (8.60)
===========
5,456
===========

$    9,002
-----------
9,002
-----------

31,512

15,992
6,459
-----------
53,963
-----------

(44,961)
0
4,723
-----------
$  (40,238)
===========

$  (39,836)
(402)
-----------
$  (40,238)
===========

$    (7.30)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   12,700
-----------
12,700
-----------

38,602

29,002
15,759
-----------
83,363
-----------

(70,663)
0
7,280
-----------
$  (63,383)
===========

$  (62,749)
(634)
-----------
$  (63,383)
===========

$    (9.07)
===========
6,915
===========

$   10,637
-----------
10,637
-----------

38,724

20,163
7,929
-----------
66,816
-----------

(56,179)
0
6,017
-----------
$  (50,162)
===========

$  (49,660)
(502)
-----------
$  (50,162)
===========

$    (7.18)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   15,981
-----------
15,981
-----------

46,360

36,003
16,154
1,002
-----------
99,519
-----------

(83,538)
(1,348)
8,683
-----------
$  (76,203)
===========

$  (75,441)
(762)
-----------
$  (76,203)
===========

$    (8.76)
===========
8,616
===========

$   16,560
-----------
16,560
-----------

47,590

25,030
10,097
2,282
-----------
84,999
-----------

(68,439)
(13,347)
7,559
-----------
$  (74,227)
===========

$  (73,485)
(742)
-----------
$  (74,227)
===========

$    (8.53)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   14,867
-----------
14,867
-----------

52,254

38,003
13,981
2,767
-----------
107,005
-----------

(92,138)
(106)
12,147
-----------
$  (80,097)
===========

$  (79,296)
(801)
-----------
$  (80,097)
===========

$    (7.85)
===========
10,105
===========

$   16,953
-----------
16,953
-----------

52,476

26,421
10,602
4,202
-----------
93,701
-----------

(76,748)
(28,452)
8,761
-----------
$  (96,439)
===========

$  (95,475)
(964)
-----------
$  (96,439)
===========

$    (9.45)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   64,051
-----------
64,051
-----------

202,378

148,012
74,693
4,120
-----------
429,203
-----------

(365,152)
(14,566)
39,640
-----------
$ (340,078)
===========

$ (336,677)
(3,401)
-----------
$ (340,078)
===========

$   57,097
-----------
57,097
-----------

204,214

102,902
42,783
6,832
-----------
356,731
-----------

(299,634)
(58,163)
32,362
-----------
$ (325,435)
===========

$ (322,181)
(3,254)
-----------
$ (325,435)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at September 30, 2004 Balance at March 31, 2005 Net Loss Balance at September 30, 2005	$ (30,215) (63,725) ------------ $ (93,940) ============ $ (126,760) (72,265) ------------ $ (199,025) ============	$ (54,648) (644) ------------ $ (55,292) ============ $ (55,623) (730) ------------ $ (56,353) ============	$ (84,863) (64,369) ------------ $ (149,232) ============ $ (182,383) (72,995) ------------ $ (255,378) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at September 30, 2004 Balance at March 31, 2005 Net Loss Balance at September 30, 2005	$ (23,909) (39,836) ------------ $ (63,745) ============ $ (100,780) (46,926) ------------ $ (147,706) ============	$ (48,540) (402) ------------ $ (48,942) ============ $ (49,316) (474) ------------ $ (49,790) ============	$ (72,449) (40,238) ------------ $ (112,687) ============ $ (150,096) (47,400) ------------ $ (197,496) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at September 30, 2004 Balance at March 31, 2005 Net Loss Balance at September 30, 2005	$ (15,109) (49,660) ------------ $ (64,769) ============ $ (117,046) (62,749) ------------ $ (179,795) ============	$ (61,420) (502) ------------ $ (61,922) ============ $ (62,450) (634) ------------ $ (63,084) ============	$ (76,529) (50,162) ------------ $ (126,691) ============ $ (179,496) (63,383) ------------ $ (242,879) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at September 30, 2004 Balance at March 31, 2005 Net Loss Balance at September 30, 2005	$ 338,798 (73,485) ------------ $ 265,313 ============ $ 123,860 (75,441) ------------ $ 48,419 ============	$ (72,965) (742) ------------ $ (73,707) ============ $ 0 (762) ------------ $ (762) ============	$ 265,833 (74,227) ------------ $ 191,606 ============ $ 123,860 (76,203) ------------ $ 47,657 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at September 30, 2004 Balance at March 31, 2005 Net Loss Balance at September 30, 2005	$ 848,257 (95,475) ------------ $ 752,782 ============ $ 651,535 (79,296) ------------ $ 572,239 ============	$ (81,054) (964) ------------ $ (82,018) ============ $ (83,041) (801) ------------ $ (83,842) ============	$ 767,203 (96,439) ------------ $ 670,764 ============ $ 568,494 (80,097) ------------ $ 488,397 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at September 30, 2004 Balance at March 31, 2005 Net Loss Balance at September 30, 2005	$ 1,117,822 (322,181) ------------ $ 795,641 ============ $ 430,809 (336,677) ------------ $ 94,132 ============	$ (318,627) (3,254) ------------ $ (321,881) ============ $ (250,430) (3,401) ------------ $ (253,831) ============	$ 799,195 (325,435) ------------ $ 473,760 ============ $ 180,379 (340,078) ------------ $ (159,699) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
SERIES 2 --------	2005 ----	2004 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by Operating Activities:
   Amortization
   Accreted Interest Income on Investments in    Securities
   Equity in Losses of Project Partnerships
   Interest Income from Redemption of Securities
   Distribution Income
   Changes in Operating Assets and Liabilities:
      Increase in Accounts Receivable
      Increase in Payable to General Partners

       Net Cash Provided by Operating        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

      Net Cash Provided by Investing
      Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (72,995) 351 (2,409) 13,112 40,897 (3,487) (1,237) 39,858 ---------- 14,090 ---------- 3,487 22,665 ---------- 26,152 ---------- 40,242 235,004 ---------- $ 275,246 ==========	$ (64,369) 348 (4,589) 16,364 37,583 (3,445) 0 31,812 ---------- 13,704 ---------- 5,045 23,715 ---------- 28,760 ---------- 42,464 221,084 ---------- $ 263,548 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
SERIES 3 --------	2005 ----	2004 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by Operating Activities:
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Interest Income from Redemption of Securities
   Distribution Income
   Changes in Operating Assets and Liabilities:
     Increase in Payable to General Partners
     Increase in Other Payable

        Net Cash Provided by Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (47,400) (2,143) 0 36,377 (17,016) 39,157 1,237 ---------- 10,212 ---------- 17,016 20,160 ---------- 37,176 ---------- 47,388 218,547 ---------- $ 265,935 ==========	$ (40,238) (4,082) 0 33,432 (9,002) 28,597 0 ---------- 8,707 ---------- 9,002 21,093 ---------- 30,095 ---------- 38,802 187,419 ---------- $ 226,221 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
SERIES 4 -------	2005 ----	2004 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by Operating Activities:
   Accreted Interest Income on Investments in
    Securities
    Equity in Losses of Project Partnerships
    Interest Income from Redemption of
    Securities
    Distribution Income
    Changes in Operating Assets and Liabilities:
       Increase in Payable to General Partners

        Net Cash Provided by Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (63,383) (2,714) 0 46,086 (12,700) 45,043 ---------- 12,332 ---------- 12,700 25,541 ---------- 38,241 ----------50,573 304,447 ---------- $ 355,020 ==========	$ (50,162) (5,172) 0 42,356 (10,629) 35,128 ---------- 11,521 ---------- 10,629 26,723 ---------- 37,352 ----------48,873 273,485 ---------- $ 322,358 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
SERIES 5 --------	2005 ----	2004 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by Operating Activities:
   Amortization
   Accreted Interest Income on Investments in
   Securities
   Equity in Losses of Project Partnerships
   Interest Income from Redemption of Securities
   Distribution Income
   Changes in Operating Assets and Liabilities:
     Increase in Payable to General Partners
     Decrease in Other Payable

        Net Cash Provided by Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (76,203) 1,002 (3,383) 1,348 57,440 (15,981) 51,189 (700) ---------- 14,712 ---------- 15,981 31,833 ---------- 47,814 ---------- 62,526 238,360 ---------- $ 300,886 ==========	$ (74,227) 2,282 (6,446) 13,347 52,790 (16,560) 43,570 0 ---------- 14,756 ---------- 17,272 33,308 ---------- 50,580 ---------- 65,336 349,174 ---------- $ 414,510 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
SERIES 6 --------	2005 ----	2004 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments
    in Securities
    Equity in Losses of Project Partnerships
    Distribution Income
    Changes in Operating Assets and Liabilities:
      Decrease in Accounts Receivable
      Increase in Payable to General Partners
      Increase (Decrease) in Other Payable

        Net Cash Used In Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

        Net Cash Provided by Investing
        Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (80,097) 2,767 (5,525) 106 (14,867) 700 53,851 (500) ---------- (43,565) ---------- 15,790 ---------- 15,790 ---------- (27,775) 444,751 ---------- $ 416,976 ==========	$ (96,439) 4,202 (7,721) 28,452 (16,953) 0 47,752 7,972 ---------- (32,735) ---------- 16,953 ---------- 16,953 ---------- (15,782) 401,535 ---------- $ 385,753 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
TOTAL SERIES 2 - 6 --------	2005 ----	2004 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by Operating Activities:
    Amortization
    Accreted Interest Income on Investments
    in Securities
    Equity in Losses of Project Partnerships
    Interest Income from Redemption of Securities
    Distribution Income
    Changes in Operating Assets and Liabilities:
      Increase in Accounts Receivable
      Increase in Payable to General Partners
      Increase in Other Payable

        Net Cash Provided by Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (340,078) 4,120 (16,174) 14,566 180,800 (64,051) (537) 229,098 37 ---------- 7,781 ---------- 64,974 100,199 ---------- 165,173 ---------- 172,954 1,441,109 ---------- $1,614,063 ===========	$ (325,435) 6,832 (28,010) 58,163 166,161 (56,589) 0 186,859 7,972 ---------- 15,953 ---------- 58,901 104,839 ---------- 163,740 ---------- 179,693 1,432,697 ---------- $1,612,390 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2005

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 2005, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of September 30, 2005. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

   As of September 30, 2005, Gateway determined that it held variable interests in 141 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $998,334 at September 30, 2005. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 2005 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $42,047 for Series 2, $37,399 for Series 3, $47,381 for Series 4, $59,054 for Series 5 and $94,831 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.
	Estimated Market Value	Cost Plus Accreted Interest	Gross Unrealized Gains and (Losses)
Series 2	$ 64,950	$ 63,758	$ 1,192
Series 3	57,753	56,712	1,041
Series 4	73,196	71,848	1,348
Series 5	91,200	89,550	1,650
Series 6	156,505	152,964	3,541

   As of September 30, 2005, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 63,758	$ 56,712	$ 71,848
After 1 year through 5 years	0	0	0
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 63,758 =========	$ 56,712 =========	$ 71,848 =========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 89,550	$ 77,444	$ 359,312
After 1 year through 5 years	0	75,520	75,520
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 89,550 =========	$ 152,964 =========	$ 434,832 ==========

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

   For the six months September 30, 2005 and 2004 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                               2005             2004
                              -----            -----
  Series 2                $  33,804         $  33,912
  Series 3                   31,358            31,512
  Series 4                   38,602            38,724
  Series 5                   46,360            47,590
  Series 6                   52,254            52,476
                           ---------        ---------
  Total                   $ 202,378         $ 204,214
                           =========        =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

  Series 2                $  22,002         $  15,296
  Series 3                   23,002            15,992
  Series 4                   29,002            20,163
  Series 5                   36,003            25,030
  Series 6                   38,003            26,421
                          ---------          --------
  Total                   $ 148,012         $ 102,902
                          =========           ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 146 Project Partnerships for the Series which own and operate government assisted multi-family housing complexes (Series 2 - 22,Series 3 - 23, Series 4 - 29, Series 5 - 35 and Series
6 - 37).

   Cash flows from operations are allocated according to each partnership agreement. Upon dissolution proceeds will be distributed according to each partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 2	SEPTEMBER 30, 2005 ---------	MARCH 31, 2005 ---------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,723,781) (86,005) ----------- (285,108) 390,838 (84,802) ----------- $ 20,928 ============	$ 4,524,678 (4,710,669) (86,005) ----------- (271,996) 390,838 (84,451) ----------- $ 34,391 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,253,120 for the period ended September 30, 2005 and cumulative suspended losses of $5,027,429 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 3	SEPTEMBER 30, 2005 ---------	MARCH 31, 2005 ---------

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

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,068,828 for the period ended September 30, 2005 and cumulative suspended losses of $5,850,760 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 4	SEPTEMBER 30, 2005 ----------	MARCH 31, 2005 ---------

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

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,201,557 for the period ended September 30, 2005 and cumulative suspended losses of $4,920,242 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 5	SEPTEMBER 30, 2005 ----------	MARCH 31, 2005 ----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 6,010,273 (6,106,042) (196,610) ----------- (292,379) 632,419 (139,985) ----------- $ 200,055 ===========	$ 6,010,273 (6,104,694) (196,610) ----------- (291,031) 632,419 (138,983) ----------- $ 202,405 ===========

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,949,962 for the period ended September 30, 2005 and cumulative suspended losses of $5,631,211 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
SERIES 6	SEPTEMBER 30, 2005 ----------	MARCH 31, 2005 ---------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,462,215 (7,044,383) (220,313) ----------- 197,519 785,179 (205,347) ----------- $ 777,351 ============	$ 7,462,215 (7,044,277) (219,390) ----------- 198,548 785,179 (202,580) ----------- $ 781,147 ============

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,146,270 for the period ended September 30, 2005 and cumulative suspended losses of $3,911,618 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 2 - 6	SEPTEMBER 30, 2005 ----------	MARCH 31, 2005 ---------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 26,838,398 (27,276,589) (792,164) ----------- (1,230,355) 2,863,149 (634,460) ----------- $ 998,334 ============	$ 26,838,398 (27,262,023) (791,241) ------------ (1,214,866) 2,863,149 (630,340) ------------ $ 1,017,943 ============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,047,419
15,345,055
6,770
-----------
$17,399,244
===========

$   374,026
22,746,522
-----------
23,120,548
-----------

(5,593,026)
(128,278)
-----------
(5,721,304)
-----------

$17,399,244
===========

$ 1,444,589
-----------
989,219
261,730
434,855
-----------
1,685,804
-----------
$  (241,215)
===========
$    (2,412)
===========
$  (238,803)
225,691
-----------
$   (13,112)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,600,359
12,390,597
171,739
-----------
$15,162,695
===========

$   292,238
21,412,108
-----------
21,704,346
-----------

(6,894,233)
352,582
-----------
(6,541,651)
-----------

$15,162,695
===========

$ 1,448,986
-----------
960,675
226,850
482,927
-----------
1,670,452
-----------
$  (221,466)
===========
$    (3,398)
===========
$  (218,068)
218,068
-----------
$         0
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,432,873
19,533,486
37,300
-----------
$22,003,659
===========

$   805,078
26,191,312
-----------
26,996,390
-----------

(5,716,335)
723,604
-----------
(4,992,731)
-----------

$22,003,659
===========

$ 1,741,802
-----------
1,216,587
293,627
516,596
-----------
2,026,810
-----------
$  (285,008)
===========
$    (3,693)
===========
$  (281,315)
281,315
-----------
$         0
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,284,921
22,136,780
59,568
-----------
$25,481,269
===========

$   663,562
31,392,413
-----------
32,055,975
-----------

(6,250,476)
(324,230)
-----------
(6,574,706)
-----------

$25,481,269
===========

$ 2,093,203
-----------
1,454,380
349,562
612,593
-----------
2,416,535
-----------
$  (323,332)
===========
$    (3,233)
===========
$  (320,099)
318,751
-----------
$    (1,348)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 4,316,656
26,393,149
8,279
-----------
$30,718,084
===========

$   553,790
34,688,448
-----------
35,242,238
-----------

(4,034,234)
(489,920)
-----------
(4,524,154)
-----------

$30,718,084
===========

$ 2,417,948
-----------
1,578,752
387,018
689,524
-----------
2,655,294
-----------
$  (237,346)
===========
$    (2,588)
===========
$  (234,758)
234,652
-----------
$      (106)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 14,682,228
95,799,067
283,656
------------
$110,764,951
============

$  2,688,694
136,430,803
------------
139,119,497
------------

(28,488,304)
133,758
------------
(28,354,546)
------------

$110,764,951
============

$  9,146,528
------------
6,199,613
1,518,787
2,736,495
------------
10,454,895
------------
$ (1,308,367)
============
$    (15,324)
============
$ (1,293,043)
1,278,477
------------
$    (14,566)
============

$ 14,059,128
101,496,067
227,496
------------
$115,782,691
============

$  2,626,943
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

   As disclosed on the statement of operations for each Series, interest income increased for the six and three months ended September 30, 2005 and September 30, 2004. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the six and three months ended September 30, 2005, as compared to the six and three months ended September 30, 2004, have increased due to higher administrative costs.

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

   From inception, one Series has paid distributions. The distribution from the sale of Highland View, LP, in Series 5 was made during August 2005. The distribution from the sale of Mountain Crest, LP, in Series 6 will occur later in fiscal year 2006. Future distributions may be made as a result of the sale of other properties.

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2005 decreased from $16,364 for the six months ended September 30, 2004 to $13,112 primarily as a result of an increase in the rental revenue of the Project Partnerships. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $432,501 and $434,855 for the six months ended September 30, 2004 and 2005, respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At September 30, 2005, the Series had $275,246 of short-term investments (Cash and Cash Equivalents). It also had $63,758 in Zero Coupon Treasuries with annual maturities providing $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $72,995 for the six months ended September 30, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $13,112 and the changes in operating assets and liabilities, net cash provided by operating activities was $14,090. Cash provided by investing activities totaled $26,152, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2005 and 2004 was $0 as a result of the suspension of losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $469,481 and $482,927 for the six months ended September 30, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At September 30, 2005, the Series had $265,935 of short-term investments (Cash and Cash Equivalents). It also had $56,712 in Zero Coupon Treasuries with annual maturities providing $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $47,400 for the six months ended September 30, 2005. However, after adjusting for the changes in operating assets and liabilities, net cash provided by operating activities was $10,212. Cash provided by investing activities totaled $37,176, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2005 and 2004 was $0 as a result of the suspension of all losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $489,839 and $516,596 for the six months ended September 30, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At September 30, 2005, the Series had $355,020 of short-term investments (Cash and Cash Equivalents). It also had $71,848 in Zero Coupon Treasuries with annual maturities providing $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $63,383 for the six months ended September 30, 2005. However, after adjusting for the changes in operating assets and liabilities, net cash provided by operating activities was $12,332. Cash provided by investing activities totaled $38,241, consisting of cash distributions from the Project Partnership and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2005 decreased from $13,347 for the six months ended September 30, 2004 to $1,348 as a result of an increase in rental revenue and a decrease in depreciation and amortization expense. (These Project Partnerships reported depreciation and amortization of $647,058 and $612,593 for the six months ended September 30, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At September 30, 2005, the Series had $300,886 of short-term investments (Cash and Cash Equivalents). It also had $89,550 in Zero Coupon Treasuries with annual maturities providing $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $76,203 for the six months ended September 30, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $1,348 and the changes in operating assets and liabilities, net cash provided by operating activities was $14,712. Cash provided by investing activities totaled $47,814, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   One of the Project Partnerships, Highland View, LP, sold its property in December 2004. The sale of the property resulted in a gain allocated to Gateway of $227,407 for the year ended March 31, 2005. Gateway received sale proceeds totaling $157,126, which was distributed to the Limited Partners at $18.24 per limited partnership unit during August 2005. These sale proceeds had been shown as Restricted Cash and Distribution Payable on the Balance Sheet for the year ended March 31, 2005.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2005 decreased from $28,452 for the six months ended September 30, 2004 to $106 as a result of an increase in rental revenue and other income. (These Project Partnerships reported depreciation and amortization of $673,929 and $689,524 for the six months ended September 30, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At September 30, 2005, the Series had $416,976 of short-term investments (Cash and Cash Equivalents). It also had $152,964 in Zero Coupon Treasuries with annual maturities providing $79,000 in fiscal year 2006 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $80,097 for the six months ended September 30, 2005. However, after adjusting for Equity in Losses of Project Partnerships and the changes in operating assets and liabilities, net cash used in operating activities was $43,565. Cash provided by investing activities totaled $15,790, consisting of cash distributions from the Project Partnerships.

   One of the Project Partnerships, Mountain Crest, LP, sold its property in August 2005. The proceeds from this sale are in the amount of $225,574 and have been received by Gateway as of the quarter ended September 30, 2005. The proceeds are currently being held in an escrow account for the benefit of the Limited Partners. The financial information of the Project Partnerships presented in these financial statements is on a three-month lag; thus, any gain or loss associated with the sale of the Project Partnership's assets will be reflected in the financial statements for the period ended December 31, 2005.

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

   Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors. As of September 30, 2005, two project partnerships, Highland View Apartments and Mountain Crest Apartments have been sold.

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

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: November 14, 2005           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: November 14, 2005           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: November 14, 2005           By:/s/ Sandra C. Humphreys
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

Date: November 14, 2005          By:/s/ Ronald M. Diner
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

Date: November 14, 2005          By:/s/ Jonathan Oorlog
                                 Jonathan Oorlog
                                 Vice President and Chief Financial Officer