Form 10-K/A
period 2005-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2006-01-23
CIK 857115

SECOND AMENDED FORM 10-K/A-2
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
File No. 33-31821

EXPLANATORY NOTE

   This document is a second amendment of the Form 10-K for the annual period ended March 31, 2005. This second amendment amends Item 8 Financial Statements and Supplementary Data for the correction of an error in the wording of the reports of the other auditor relied upon by the principal auditor. Those opinions, as originally filed, incorrectly stated that the audit was conducted in accordance with "the auditing standards of the Public Company Accounting Oversight Board (United States)". The corrected reports contained herein state that the audit was conducted in accordance with "the standards of the Public Company Accounting Oversight Board (United States)".

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
MARCH 31, 2005, 2004 AND 2003,

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

  One of the Project Partnerships, Highland View, LP, sold its property in December 2004. The sale of the property resulted in a gain allocated to Gateway of $227,407. Gateway received sale proceeds totaling $157,127, which will be distributed to the Limited Partners at $18.24 per limited partnership unit. Gateway had previously suspended losses reported by this Project Partnership in conformity with its policy to not record losses which reduce the investment below zero. As a result of the net increase in the investment from the sale transaction.

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

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2005 are as follows:
                                Financial  9;   Tax
                                 Reporting  9;  Reporting
                                 Purposes   9;  Purposes          Differences

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
                                      Purposes   Purposes   9;     Differences

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

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

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

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

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

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

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

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

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

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

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

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: January 20, 2006            By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: January 20, 2006            By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: January 20, 2006            By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

EXHIBIT 31.1

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

Date: January 20, 2006           By:/s/ Ronald M. Diner
                                 Ronald M. Diner
                                 President

EXHIBIT 31.2

CERTIFICATIONS*

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

Date: January 20, 2006           By:/s/ Jonathan Oorlog
                                 Jonathan Oorlog
                                 Vice President and Chief Financial Officer