Form 10-Q
period 2005-12-31
GATEWAY TAX CREDIT FUND II LTD
filed 2006-02-14
CIK 857115

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Quarterly Period Ended             December 31, 2005

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
     Title of Each Class                             December 31, 2005
Beneficial Assignee Certificates:
$1,000 per certificate                                     37,228

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 2005 Form 10-K, filed with the
Securities and Exchange Commission on July 13, 2005
Parts III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto
File No. 33-31821

PART I - Financial Information
    Item 1. Financial Statements:

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 2	December 31, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

    Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,136 at December 31, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,136 at December 31, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' (Deficit)

    Total Liabilities and Partners'     (Deficit)

$  259,590
65,016
-----------
324,606

0
16,811
-----------
$  341,417
===========

$   45,291
-----------
45,291
-----------

582,350
-----------

(229,563)
(56,661)
-----------
(286,224)
-----------

$  341,417
===========

$  235,004
63,596
-----------
298,600

61,315
34,391
-----------
$  394,306
===========

$   45,045
-----------
45,045
-----------

531,644
-----------

(126,760)
(55,623)
-----------
(182,383)
-----------

$  394,306
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 3	December 31, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 5,456 at December 31, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 5,456 at December 31, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' (Deficit)

    Total Liabilities and Partners'     (Deficit)

$  247,458
57,831
-----------
305,289

0
-----------
$  305,289
===========

$   49,545
-----------
49,545
-----------

477,477
-----------

(171,701)
(50,032)
-----------
(221,733)
-----------

$  305,289
===========

$  218,547
56,568
-----------
275,115

54,538
-----------
$  329,653
===========

$   49,309
-----------
49,309
-----------

430,440
-----------

(100,780)
(49,316)
-----------
(150,096)
-----------

$  329,653
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 4	December 31, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,915 at December 31, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,915 at December 31, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' (Deficit)

    Total Liabilities and Partners'     (Deficit)

$  333,651
73,266
-----------
406,917

0
-----------
$  406,917
===========

$   54,749
-----------
54,749
-----------

628,136
-----------

(212,553)
(63,415)
-----------
(275,968)
-----------

$  406,917
===========

$  304,447
71,666
-----------
376,113

69,095
-----------
$  445,208
===========

$   54,471
-----------
54,471
-----------

570,233
-----------

(117,046)
(62,450)
-----------
(179,496)
-----------

$  445,208
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 5	December 31, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 8,616 at December 31, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 8,616 at December 31, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  279,703
0
91,316
-----------
371,019

0
194,787
-----------
$  565,806
===========

$   73,250
0
0
-----------
73,250
-----------

488,395
-----------

5,358
(1,197)
-----------
4,161
-----------

$  565,806
===========

$  238,360
157,126
89,322
-----------
484,808

86,118
202,405
-----------
$  773,331
===========

$   72,789
157,126
700
-----------
230,615
-----------

418,856
-----------

123,860
0
-----------
123,860
-----------

$  773,331
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 6	December 31, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 10,105 at December 31, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 10,105 at December 31, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  401,308
0
78,872
-----------
480,180

76,932
762,636
-----------
$1,319,748
===========

$   69,026
46
0
-----------
69,072
-----------

814,116
-----------

436,560
0
-----------
436,560
-----------

$1,319,748
===========

$  444,751
700
74,664
-----------
520,115

72,775
781,147
-----------
$1,374,037
===========

$   68,579
0
500
-----------
69,079
-----------

736,464
-----------

651,535
(83,041)
-----------
568,494
-----------

$1,374,037
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 2 - 6	December 31, 2005 --------- (Unaudited)	March 31, 2005 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 37,228 at December 31, 2005 and March 31, 2005 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at December 31, 2005 and March 31, 2005, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$1,521,710
0
0
366,301
-----------
1,888,011

76,932
974,234
-----------
$2,939,177
===========

$  291,861
46
0
-----------
291,907
-----------

2,990,474
-----------

(171,899)
(171,305)
-----------
(343,204)
-----------

$2,939,177
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    1,221
-----------
1,221
-----------

16,902

12,890
1,579
174
-----------
31,545
-----------

(30,324)
(3,943)
3,421
-----------
$  (30,846)
===========

$  (30,538)
(308)
-----------
$  (30,846)
===========

$    (4.98)
===========
6,136
===========

$    3,702
-----------
3,702
-----------

16,956

8,280
1,550
174
-----------
26,960
-----------

(23,258)
(8,631)
3,156
-----------
$  (28,733)
===========

$  (28,446)
(287)
-----------
$  (28,733)
===========

$    (4.64)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    3,414
-----------
3,414
-----------

15,679

13,476
1,676
-----------
30,831
-----------

(27,417)
0
3,180
-----------
$  (24,237)
===========

$  (23,995)
(242)
-----------
$  (24,237)
===========

$    (4.40)
===========
5,456
===========

$    5,380
-----------
5,380
-----------

15,756

8,656
1,458
-----------
25,870
-----------

(20,490)
0
2,830
-----------
$  (17,660)
===========

$  (17,483)
(177)
-----------
$  (17,660)
===========

$    (3.20)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$      884
-----------
884
-----------

19,301

16,992
1,886
-----------
38,179
-----------

(37,295)
0
4,206
-----------
$  (33,089)
===========

$  (32,758)
(331)
-----------
$  (33,089)
===========

$    (4.74)
===========
6,915
===========

$    1,884
-----------
1,884
-----------

19,362

10,915
2,005
-----------
32,282
-----------

(30,398)
0
3,690
-----------
$  (26,708)
===========

$  (26,441)
(267)
-----------
$  (26,708)
===========

$    (3.82)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    1,654
-----------
1,654
-----------

23,180

21,093
2,218
501
-----------
46,992
-----------

(45,338)
(2,288)
4,130
-----------
$  (43,496)
===========

$  (43,061)
(435)
-----------
$  (43,496)
===========

$    (5.00)
===========
8,616
===========

$    2,172
-----------
2,172
-----------

23,795

13,550
1,970
1,141
-----------
40,456
-----------

(38,284)
(2,970)
4,254
-----------
$  (37,000)
===========

$  (36,630)
(370)
-----------
$  (37,000)
===========

$    (4.25)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Gain on Sale of Partnership Assets
 Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Assignees
 General Partners

Net Income (Loss) Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    3,503
-----------
3,503
-----------

25,398

22,265
1,350
1,384
-----------
50,397
-----------

(46,894)
(12,164)
224,074
7,221
-----------
$  172,237
===========

$   88,395
83,842
-----------
$  172,237
===========

$     8.75
===========
10,105
===========

$   10,174
-----------
10,174
-----------

26,238

14,302
2,475
2,101
-----------
45,116
-----------

(34,942)
(19,247)
0
5,193
-----------
$  (48,996)
===========

$  (48,506)
(490)
-----------
$  (48,996)
===========

$    (4.80)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Gain on Sale of Partnership Assets
 Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Assignees
 General Partners

$   10,676
-----------
10,676
-----------

100,460

86,716
8,709
2,059
-----------
197,944
-----------

(187,268)
(18,395)
224,074
22,158
-----------
$   40,569
===========

$  (41,957)
82,526
-----------
$   40,569
===========

$   23,312
-----------
23,312
-----------

102,107

55,703
9,458
3,416
-----------
170,684
-----------

(147,372)
(30,848)
0
19,123
-----------
$ (159,097)
===========

$ (157,506)
(1,591)
-----------
$ (159,097)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate

Number of Beneficial Assignee
Certificates Outstanding

$    4,708
-----------
4,708
-----------

50,706

34,892
14,769
525
-----------
100,892
-----------

(96,184)
(17,055)
9,398
-----------
$ (103,841)
===========

$ (102,803)
(1,038)
-----------
$ (103,841)
===========

$   (16.75)
===========
6,136
===========

$    7,647
-----------
7,647
-----------

50,868

23,576
9,246
522
-----------
84,212
-----------

(76,565)
(24,995)
8,458
-----------
$  (93,102)
===========

$  (92,171)
(931)
-----------
$  (93,102)
===========

$   (15.02)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   20,430
-----------
20,430
-----------

47,037

36,478
17,285
-----------
100,800
-----------

(80,370)
0
8,733
-----------
$  (71,637)
===========

$  (70,921)
(716)
-----------
$  (71,637)
===========

$   (13.00)
===========
5,456
===========

$   14,382
-----------
14,382
-----------

47,268

24,648
7,917
-----------
79,833
-----------

(65,451)
0
7,553
-----------
$  (57,898)
===========

$  (57,319)
(579)
-----------
$  (57,898)
===========

$   (10.51)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   13,584
-----------
13,584
-----------

57,903

45,994
17,645
-----------
121,542
-----------

(107,958)
0
11,486
-----------
$  (96,472)
===========

$  (95,507)
(965)
-----------
$  (96,472)
===========

$   (13.81)
===========
6,915
===========

$   12,521
-----------
12,521
-----------

58,086

31,078
9,934
-----------
99,098
-----------

(86,577)
0
9,707
-----------
$  (76,870)
===========

$  (76,101)
(769)
-----------
$  (76,870)
===========

$   (11.01)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   17,635
-----------
17,635
-----------

69,540

57,096
18,372
1,503
-----------
146,511
-----------

(128,876)
(3,636)
12,813
-----------
$ (119,699)
===========

$ (118,502)
(1,197)
-----------
$ (119,699)
===========

$   (13.75)
===========
8,616
===========

$   18,732
-----------
18,732
-----------

71,385

38,580
12,067
3,423
-----------
125,455
-----------

(106,723)
(16,317)
11,813
-----------
$ (111,227)
===========

$ (110,115)
(1,112)
-----------
$ (111,227)
===========

$   (12.78)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Gain on Sale of Partnership Assets
 Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Assignees
 General Partners

Net Income (Loss) Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   18,370
-----------
18,370
-----------

77,652

60,268
15,331
4,151
-----------
157,402
-----------

(139,032)
(12,270)
224,074
19,368
-----------
$   92,140
===========

$    9,099
83,041
-----------
$   92,140
===========

$      .90
===========
10,105
===========

$   27,127
-----------
27,127
-----------

78,714

40,723
13,077
6,303
-----------
138,817
-----------

(111,690)
(47,699)
0
13,954
-----------
$ (145,435)
===========

$ (143,981)
(1,454)
-----------
$ (145,435)
===========

$   (14.25)
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Gain on Sale of Partnership Assets
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   74,727
-----------
74,727
-----------

302,838

234,728
83,402
6,179
-----------
627,147
-----------

(552,420)
(32,961)
224,074
61,798
-----------
$ (299,509)
===========

$ (378,634)
79,125
-----------
$ (299,509)
===========

$   80,409
-----------
80,409
-----------

306,321

158,605
52,241
10,248
-----------
527,415
-----------

(447,006)
(89,011)
0
51,485
-----------
$ (484,532)
===========

$ (479,687)
(4,845)
-----------
$ (484,532)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at December 31, 2004 Balance at March 31, 2005 Net Loss Balance at December 31, 2005	$ (30,215) (92,171) ------------ $ (122,386) ============ $ (126,760) (102,803) ------------ $ (229,563) ============	$ (54,648) (931) ------------ $ (55,579) ============ $ (55,623) (1,038) ------------ $ (56,661) ============	$ (84,863) (93,102) ------------ $ (177,965) ============ $ (182,383) (103,841) ------------ $ (286,224) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at December 31, 2004 Balance at March 31, 2005 Net Loss Balance at December 31, 2005	$ (23,909) (57,319) ------------ $ (81,228) ============ $ (100,780) (70,921) ------------ $ (171,701) ============	$ (48,540) (579) ------------ $ (49,119) ============ $ (49,316) (716) ------------ $ (50,032) ============	$ (72,449) (57,898) ------------ $ (130,347) ============ $ (150,096) (71,637) ------------ $ (221,733) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at December 31, 2004 Balance at March 31, 2005 Net Loss Balance at December 31, 2005	$ (15,109) (76,101) ------------ $ (91,210) ============ $ (117,046) (95,507) ------------ $ (212,553) ============	$ (61,420) (769) ------------ $ (62,189) ============ $ (62,450) (965) ------------ $ (63,415) ============	$ (76,529) (76,870) ------------ $ (153,399) ============ $ (179,496) (96,472) ------------ $ (275,968) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at December 31, 2004 Balance at March 31, 2005 Net Loss Balance at December 31, 2005	$ 338,798 (110,115) ------------ $ 228,683 ============ $ 123,860 (118,502) ------------ $ 5,358 ============	$ (72,965) (1,112) ------------ $ (74,077) ============ $ 0 (1,197) ------------ $ (1,197) ============	$ 265,833 (111,227) ------------ $ 154,606 ============ $ 123,860 (119,699) ------------ $ 4,161 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at December 31, 2004 Balance at March 31, 2005 Net Income Distributions Balance at December 31, 2005	$ 848,257 (143,981) ------------ $ 704,276 ============ $ 651,535 9,099 (224,074) ------------ $ 436,560 ============	$ (81,054) (1,454) ------------ $ (82,508) ============ $ (83,041) 83,401 0 ------------ $ 0 ============	$ 767,203 (145,435) ------------ $ 621,768 ============ $ 568,494 92,140 (224,074) ------------ $ 436,560 ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at December 31, 2004 Balance at March 31, 2005 Net Income (Loss) Distributions Balance at December 31, 2005	$ 1,117,822 (479,687) ------------ $ 638,135 ============ $ 430,809 (378,634) (224,074) ------------ $ (171,899) ============	$ (318,627) (4,845) ------------ $ (323,472) ============ $ (250,430) 79,125 0 ------------ $ (171,305) ============	$ 799,195 (484,532) ------------ $ 314,663 ============ $ 180,379 (299,509) (224,074) ------------ $ (343,204) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)
SERIES 2 --------	2005 ----	2004 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments in    Securities
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
      Increase in Payable to General Partners

       Net Cash Used in Operating        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

      Net Cash Provided by Investing
      Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$(103,841) 525 (3,667) 17,055 (4,708) 50,952 ---------- (43,684) ---------- 4,708 63,562 ---------- 68,270 ---------- 24,586 235,004 ---------- $ 259,590 ==========	$ (93,102) 522 (6,952) 24,995 (7,147) 28,558 ---------- (53,126) ---------- 8,748 61,298 ---------- 70,046 ---------- 16,920 221,084 ---------- $ 238,004 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)
SERIES 3 --------	2005 ----	2004 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating Activities:
   Accreted Interest Income on Investments
   in Securities
   Distribution Income
   Changes in Operating Assets and Liabilities:
     Increase in Payable to General Partners

        Net Cash Used in Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (71,637) (3,261) (20,430) 47,273 ---------- (48,055) ---------- 20,430 56,536 ---------- 76,966 ---------- 28,911 218,547 ---------- $ 247,458 ==========	$ (57,898) (6,184) (14,382) 45,978 ---------- (32,486) ---------- 14,382 54,525 ---------- 68,907 ---------- 36,421 187,419 ---------- $ 223,840 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)
SERIES 4 -------	2005 ----	2004 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating  Activities:
    Accreted Interest Income on Investments in
    Securities
    Distribution Income
    Changes in Operating Assets and Liabilities:
       Increase in Payable to General Partners

        Net Cash Provided by (Used in) Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (96,472) (4,132) (13,584) 58,181 ---------- (56,007) ---------- 13,584 71,627 ---------- 85,211 ----------29,204 304,447 ---------- $ 333,651 ==========	$ (76,870) (7,834) (12,513) 56,529 ---------- (40,688) ---------- 12,513 69,078 ---------- 81,591 ----------40,903 273,485 ---------- $ 314,388 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
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
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
     Increase (Decrease) in Payable to General      Partners
     Decrease in Other Payable

        Net Cash Used in Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$(119,699) 1,503 (5,150) 3,636 (17,635) 70,000 (700) ---------- (68,045) ---------- 20,114 89,274 ---------- 109,388 ---------- 41,343 238,360 ---------- $ 279,703 ==========	$(111,227) 3,423 (9,764) 16,317 (18,732) (92,686) 0 ---------- (212,669) ---------- 21,923 86,098 ---------- 108,021 ---------- (104,648) 349,174 ---------- $ 244,526 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)
SERIES 6 --------	2005 ----	2004 ----

Cash Flows from Operating Activities:
 Net Income (Loss)
 Adjustments to Reconcile Net Income (Loss) to  Net Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments
    in Securities
    Equity in Losses of Project Partnerships
    Gain on Sale of Partnership Assets
    Distribution Income
    Changes in Operating Assets and Liabilities:
      Decrease in Accounts Receivable
      Increase in Payable to General Partners
      Decrease in Other Payable

        Net Cash Used In Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Proceeds from Sale of Project Partnerships

        Net Cash Provided by Investing
        Activities

Cash Flows from Financing Activities:
  Distributions Paid to Limited Partners
  Expenses Related to Distributions

        Net Cash Used in Financing
        Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

$  92,140

4,151

(8,365)
12,270
(224,074)
(18,370)

700
78,099
(500)
----------

(63,949)
----------

20,460
225,574
----------

246,034
----------

(224,028)
(1,500)
----------

(225,528)
----------
(43,443)
444,751
----------
$ 401,308
==========

$(145,435) 6,303 (11,688) 47,699 0 (27,127) 0 76,718 0 ---------- (53,530) ---------- 28,982 0 ---------- 28,982 ---------- 0 0 ---------- 0 ---------- (24,548) 401,535 ---------- $ 376,987 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
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
    Equity in Losses of Project Partnerships
    Gain on Sale of Partnership Assets
    Distribution Income
    Changes in Operating Assets and Liabilities:
      Decrease in Accounts Receivable
      Increase in Payable to General Partners
      Decrease in Other Payable

        Net Cash Used in Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Proceeds from Sale of Project Partnerships
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Cash Flows from Financing Activities:
  Distributions Paid to Limited Partners
  Expenses Related to Distributions

        Net Cash Used in Financing
        Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

$ (299,509)

6,179

(24,575)
32,961
(224,074)
(74,727)

700
304,505
(1,200)
----------

(279,740)
----------

79,296
225,574
280,999
----------

585,869
----------

(224,028)
(1,500)
----------

(225,528)
----------
80,601
1,441,109
----------
$1,521,710
===========

$ (484,532)

10,248

(42,422)
89,011
0
(79,901)

0
115,097
0
----------

(392,499)
----------

86,548
0
270,999
----------

357,547
----------

0
0
----------

0
----------
(34,952)
1,432,697
----------
$1,397,745
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2005

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 2005, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of December 31, 2005. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

   As of December 31, 2005, Gateway determined that it held variable interests in 141 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $974,234 at December 31, 2005. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2005 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $43,304 for Series 2, $38,518 for Series 3, $48,799 for Series 4, $60,821 for Series 5 and $97,671 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.
	Estimated Market Value --------------	Cost Plus Accreted Interest -------------	Gross Unrealized Gains and (Losses) -------------
Series 2	$ 65,514	$ 65,016	$ 498
Series 3	58,254	57,831	423
Series 4	73,831	73,266	565
Series 5	91,993	91,316	677
Series 6	157,740	155,804	1,936

   As of December 31, 2005, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 65,016	$ 57,831	$ 73,266
After 1 year through 5 years	0	0	0
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 65,016 =========	$ 57,831 =========	$ 73,266 =========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 91,316	$ 78,872	$ 366,301
After 1 year through 5 years	0	76,932	76,932
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 91,316 =========	$ 155,804 =========	$ 443,233 ==========

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

   For the nine months December 31, 2005 and 2004 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                               2005             2004
                              ---- -            -----
  Series 2                $  50,706         $  50,868
  Series 3                   47,037            47,268
  Series 4                   57,903            58,086
  Series 5                   69,540            71,385
  Series 6                   77,652            78,714
                           ---------        ---------
  Total                   $ 302,838         $ 306,321
                           =========        =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

  Series 2                $  34,892         $  23,576
  Series 3                   36,478            24,648
  Series 4                   45,994            31,078
  Series 5                   57,096            38,580
  Series 6                   60,268            40,723
                          ---------          --------
  Total                   $ 234,728         $ 158,605
                          =========           ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of December 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 22 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 2	DECEMBER 31, 2005 -----------	MARCH 31, 2005 -----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,727,724) (86,005) ----------- (289,051) 390,838 (84,976) ----------- $ 16,811 ============	$ 4,524,678 (4,710,669) (86,005) ----------- (271,996) 390,838 (84,451) ----------- $ 34,391 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,348,647 for the period ended December 31, 2005 and cumulative suspended losses of $5,027,429 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 23 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
SERIES 3	DECEMBER 31, 2005 -----------	MARCH 31, 2005 ----------

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

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,169,229 for the period ended December 31, 2005 and cumulative suspended losses of $5,850,760 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 29 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
SERIES 4	DECEMBER 31, 2005 ------------	MARCH 31, 2005 -----------

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

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,349,825 for the period ended December 31, 2005 and cumulative suspended losses of $4,920,242 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 35 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
SERIES 5	DECEMBER 31, 2005 ------------	MARCH 31, 2005 -----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 6,010,273 (6,108,330) (199,089) ----------- (297,146) 632,419 (140,486) ----------- $ 194,787 ===========	$ 6,010,273 (6,104,694) (196,610) ----------- (291,031) 632,419 (138,983) ----------- $ 202,405 ===========

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,100,387 for the period ended December 31, 2005 and cumulative suspended losses of $5,631,211 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of December 31, 2005, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 37 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   One of the Project Partnerships, Mountain Crest, L.P. sold its property during August 2005. Gateway received sale proceeds totaling $225,574 which were distributed to the Limited Partners, less $1,500 in legal expenses, at $22.17 per limited partnership unit during the quarter ended December 31, 2005. The remaining $46 of this distribution is shown as a Distribution Payable on the Balance Sheet. As disclosed on the Statement of Operations, Gateway estimated the gain on this sale to be $224,074, based on the total sale proceeds, less legal expenses, and the net investment value of the sold property. This estimate will be adjusted, as necessary, when Gateway receives the final tax and financial information from the Project Partnership related to this sale. Gateway anticipates this information will be made available no later than the fiscal year ended March 31, 2006.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 6	DECEMBER 31, 2005 ------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 7,250,034 (6,832,424) (219,480) ----------- 198,130 768,912 (204,406) ----------- $ 762,636 ============	$ 7,462,215 (7,044,277) (219,390) ----------- 198,548 785,179 (202,580) ----------- $ 781,147 ============

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,246,918 for the period ended December 31, 2005 and cumulative suspended losses of $3,911,618 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 2 - 6	DECEMBER 31, 2005 ------------	MARCH 31, 2005 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 26,626,217 (27,070,861) (793,810) ----------- (1,238,454) 2,846,882 (634,194) ----------- $ 974,234 ============	$ 26,838,398 (27,262,023) (791,241) ------------ (1,214,866) 2,863,149 (630,340) ------------ $ 1,017,943 ============

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

    Total Partners' equity (deficit)

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,141,388
15,127,627
5,307
-----------
$17,274,322
===========

$   349,579
22,746,522
-----------
23,096,101
-----------

(5,692,496)
(129,283)
-----------
(5,821,779)
-----------

$17,274,322
===========

$ 2,188,420
-----------
1,485,232
392,594
652,283
-----------
2,530,109
-----------
$  (341,689)
===========
$    (3,416)
===========
$  (338,273)
321,218
-----------
$   (17,055)
===========

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

    Total Partners' equity (deficit)

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,690,923
12,149,396
168,482
-----------
$15,008,801
===========

$   240,380
21,412,108
-----------
21,652,488
-----------

(6,994,635)
350,948
-----------
(6,643,687)
-----------

$15,008,801
===========

$ 2,170,431
-----------
1,429,269
340,274
724,390
-----------
2,493,933
-----------
$  (323,502)
===========
$    (5,033)
===========
$  (318,469)
318,469
-----------
$         0
===========

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

    Total Partners' equity (deficit)

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,438,473
19,275,230
55,525
-----------
$21,769,228
===========

$   720,884
26,191,312
-----------
26,912,196
-----------

(5,864,604)
721,636
-----------
(5,142,968)
-----------

$21,769,228
===========

$ 2,575,610
-----------
1,795,518
440,441
774,896
-----------
3,010,855
-----------
$  (435,245)
===========
$    (5,662)
===========
$  (429,583)
429,583
-----------
$         0
===========

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

    Total Partners' equity (deficit)

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,366,741
21,830,483
69,922
-----------
$25,267,146
===========

$   603,695
31,392,413
-----------
31,996,108
-----------

(6,403,189)
(325,773)
-----------
(6,728,962)
-----------

$25,267,146
===========

$ 3,143,615
-----------
2,177,970
524,343
918,889
-----------
3,621,202
-----------
$  (477,587)
===========
$    (4,775)
===========
$  (472,812)
469,176
-----------
$    (3,636)
===========

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

    Total Partners' equity (deficit)

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 4,452,060
26,048,444
13,574
-----------
$30,514,078
===========

$   463,678
34,688,448
-----------
35,152,126
-----------

(4,147,046)
(491,002)
-----------
(4,638,048)
-----------

$30,514,078
===========

$ 3,588,852
-----------
2,325,324
580,526
1,034,242
-----------
3,940,092
-----------
$  (351,240)
===========
$    (3,670)
===========
$  (347,570)
335,300
-----------
$   (12,270)
===========

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

    Total Partners' equity (deficit)

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 15,089,585
94,431,180
312,810
------------
$109,833,575
============

$  2,378,216
136,430,803
------------
138,809,019
------------

(29,101,970)
126,526
------------
(28,975,444)
------------

$109,833,575
============

$ 13,666,928
------------
9,213,313
2,278,178
4,104,700
------------
15,596,191
------------
$ (1,929,263)
============
$    (22,556)
============
$ (1,906,707)
1,873,746
------------
$    (32,961)
============

$ 14,344,697
100,140,030
202,912
------------
$114,687,639
============

$  2,232,538
137,755,258
------------
139,987,796
------------

(25,596,648)
296,491
------------
(25,300,157)
------------

$114,687,639
============

$ 13,239,959
------------
8,914,282
2,405,058
4,069,212
------------
15,388,552
------------
$ (2,148,593)
============
$    (25,802)
============
$ (2,122,791)
2,033,780
------------
$    (89,011)
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

   As disclosed on the statement of operations for each Series, interest income increased for the nine and three months ended December 31, 2005 and December 31, 2004 due to an increase in interest rates during 2005. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the nine and three months ended December 31, 2005, as compared to the nine and three months ended December 31, 2004, have increased due to higher administrative costs. Equity in Losses of Project Partnerships for the nine and three months ended December 31, 2005 decreased primarily as a result of a larger increase in rental revenue than corresponding operating costs of the Project Partnerships when compared to the three and nine months ended December 31, 2004.

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

   From inception, two Series have paid distributions. The distribution of $157,126 related to the sale of Highland View, LP, in Series 5 was made during August 2005, and the distribution of $224,074 related to the sale of Mountain Crest, LP, in Series 6 was made during the quarter ended December 31, 2005. Future distributions may be made as a result of the sale of other properties.

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2005 decreased from $24,995 for the nine months ended December 31, 2004 to $17,055 primarily as a result of an increase in the rental revenue of the Project Partnerships. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $648,752 and $652,283 for the nine months ended December 31, 2004 and 2005, respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2005, the Series had $259,590 of short-term investments (Cash and Cash Equivalents). It also had $65,016 in Zero Coupon Treasuries with annual maturities providing $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $103,841 for the nine months ended December 31, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $17,055 and the changes in operating assets and liabilities, net cash used in operating activities was $43,684. Cash provided by investing activities totaled $68,270, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2005 and 2004 was $0 as a result of the suspension of losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $704,220 and $724,390 for the nine months ended December 31, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2005, the Series had $247,458 of short-term investments (Cash and Cash Equivalents). It also had $57,831 in Zero Coupon Treasuries with annual maturities providing $58,940 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $71,637 for the nine months ended December 31, 2005. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $48,055. Cash provided by investing activities totaled $76,966, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2005 and 2004 was $0 as a result of the suspension of all losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $734,759 and $774,896 for the nine months ended December 31, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2005, the Series had $333,651 of short-term investments (Cash and Cash Equivalents). It also had $73,266 in Zero Coupon Treasuries with annual maturities providing $74,700 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $96,472 for the nine months ended December 31, 2005. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $56,007. Cash provided by investing activities totaled $85,211, consisting of cash distributions from the Project Partnership and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2005 decreased from $16,317 for the nine months ended December 31, 2004 to $3,636 as a result of decreases in interest expense and depreciation and amortization expense. (These Project Partnerships reported depreciation and amortization of $970,587 and $918,889 for the nine months ended December 31, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected.

   At December 31, 2005, the Series had $279,703 of short-term investments (Cash and Cash Equivalents). It also had $91,316 in Zero Coupon Treasuries with annual maturities providing $93,075 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $119,699 for the nine months ended December 31, 2005. However, after adjusting for Equity in Losses of Project Partnerships of $3,636 and the changes in operating assets and liabilities, net cash used in operating activities was $68,045. Cash provided by investing activities totaled $109,388, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities. There were no unusual events or trends to describe.

   One of the Project Partnerships, Highland View, LP, sold its property in December 2004. Gateway received sale proceeds totaling $157,126, which were distributed to the Limited Partners at $18.24 per limited partnership unit during August 2005. The sale of the property was recorded in the fourth quarter of fiscal year 2005 and resulted in a gain of $227,407. The above referenced sale proceeds were reflected as Restricted Cash and Distribution Payable on the Balance Sheet for the year ended March 31, 2005, and through the periods preceding their distribution to the Limited Partners.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2005 decreased from $47,699 for the nine months ended December 31, 2004 to $12,270 as a result of an increase in rental revenue and other income. (These Project Partnerships reported depreciation and amortization of $1,010,894 and $1,034,242 for the nine months ended December 31, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected.

   One of the Project Partnerships, Mountain Crest, L.P. sold its property during August 2005. Gateway received sale proceeds totaling $225,574 which were distributed to the Limited Partners, less $1,500 in legal expenses, at $22.17 per limited partnership unit during the quarter ended December 31, 2005. The remaining $46 of this distribution is shown as a Distribution Payable on the Balance Sheet. As disclosed on the Statement of Operations, Gateway estimated the gain on this sale to be $224,074, based on the total sale proceeds, less legal expenses, and the net investment value of the sold property. This estimate will be adjusted, as necessary, when Gateway receives the final tax and financial information from the Project Partnership related to this sale. Gateway anticipates this information will be made available no later than the fiscal year ended March 31, 2006.

   At December 31, 2005, the Series had $401,262 of short-term investments (Cash and Cash Equivalents). It also had $155,804 in Zero Coupon Treasuries with annual maturities providing $79,000 in fiscal year 2006 increasing to $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net income of $92,140 for the nine months ended December 31, 2005. However, after adjusting for Equity in Losses of Project Partnerships, the gain on sale of partnership assets, and the changes in operating assets and liabilities, net cash used in operating activities was $63,949. Cash provided by investing activities totaled $246,034, consisting of cash distributions from the Project Partnerships and the sale proceeds from the sale of the Project Partnership referenced above. Cash used for financing activities consisted of distributions paid to the Limited Partners and related distribution expenses of the sale of the Project Partnership.

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

   Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those project partnerships that no longer provide tax benefits to investors. As of December 31, 2005, two Project Partnerships, Highland View Apartments and Mountain Crest Apartments have been sold.

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

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: February 14, 2006           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: February 14, 2006           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: February 14, 2006           By:/s/ Sandra C. Humphreys
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

Date: February 14, 2006          By:/s/ Ronald M. Diner
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

Date: February 14, 2006          By:/s/ Jonathan Oorlog
                                 Jonathan Oorlog
                                 Vice President and Chief Financial Officer