Form 10-K
period 2006-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2006-07-14
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended              March 31, 2006

                                           or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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
Title of Each Class:   Beneficial Assignee Certificates

                                                   Number of Units
  Title of Each Class                               March 31, 2006
Beneficial Assignee Certificates                        2,571
General Partner Interest                                    2

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                             YES              NO   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                             YES              NO   X

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             YES   X          NO

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer   X

     Indicate by check mark whether the registrant is a shell company (as defined      in Rule 12b-2 of the Act)       Yes      X   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.

     There is no market for the Registrants Limited Partnership interests.

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

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2006, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Assignees.

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5, and 6, respectively had been issued as of March 31, 2006. Each series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each series were used to acquire Project Partnerships which are specifically allocated to such series. Income or loss and all tax items from the Project Partnerships acquired by each series are specifically allocated among the Assignees of such series.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners. Profit or loss and cash distributions from sales of property will be allocated as described in the Limited Partnership Agreement.

   As of March 31, 2006, Gateway had invested in 146 Project Partnerships in total. Project Partnership investments by Series are as follows: 22 Project Partnerships for Series 2, 23 Project Partnerships for Series 3, 29 Project Partnerships for Series 4, 35 Project Partnerships for Series 5 and 37 Project Partnerships for Series 6. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. As of March 31, 2006 each series was fully invested in Project Partnerships and management plans no new investments in the future.

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

   Gateway's goal was to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2006 the investor capital contributions were successfully invested in Project Partnerships, which met the investment criteria. Management anticipates that competition for tenants will only be with other low income housing projects and not with conventionally financed housing. With significant number of rural American households living below the poverty level in substandard housing, management believes there will be a continuing demand for affordable low income housing for the foreseeable future.

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

   Many of the Project Partnerships have reached the end of their tax-credit compliance period and those Project Partnerships that have yet to reach the end of their tax-credit compliance period will do so within the next three years. To-date, two of the Project Partnerships have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales have been disbursed to the Limited Partners of those series of Gateway.

   Gateway is presently evaluating the potential disposition of each of the Project Partnerships which have reached the end of their tax-credit compliance period and as opportunities arise, will endeavor to sell Gateway's interest in those Project Partnerships. The Partnerships objective is to maximize the investor's return wherever possible and ultimately, to liquidate the Project Partnerships that no longer provide tax benefits to investors.

   Gateway has no direct employees. The General Partners have full and exclusive discretion in management and control of Gateway.

Item 1A.  Risk Factors

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

Item 1B.  Unresolved Staff Comments

   None.

Item 2.  Properties:

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single investment in a Project Partnership in Series 2, 3 and 4 is 0% of each series'total assets, Series 5 is 15.62% and series 6 is 18.66% of each series'total assets. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2005:
SERIES 2 PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST -----------	OCCU-PANCY RATE -----

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Seniors

Claxton, GA

Douglas, GA

Hartwell, GA

Albion, PA

Westfield, NY

Tuskegee, AL

Lewiston, NY

Charleston, AR

Sallisaw, OK

Pocola, OK

Inverness, FL

Pearson, GA

Richland, GA

Lake Park, GA

Waynesboro, GA

Mt. Vernon, GA

Lakeland, GA

Eagle Butte, SD

Sylacauga, AL

Manchester, GA

Durango, CO

Columbus, KS

		24 24 24 33 32 34 25 32 47 36 72 25 34 48 30 21 29 21 44 49 24 16 ---- 724	9/90 9/90 9/90 9/90 9/90 9/90 10/90 9/90 9/90 10/90 9/90 9/90 9/90 9/90 9/90 9/90 9/90 10/90 12/90 1/91 1/91 5/92

$   808,632

854,562

859,698

1,466,107

1,564,010

1,296,604

1,233,935

1,076,098

1,517,589

1,245,870

3,496,824

781,460

1,057,871

1,794,542

1,081,582

700,935

955,815

1,364,454

1,782,517

1,781,614

1,363,214

534,818
-----------
$28,618,751

100% 75% 88% 91% 91% 91% 92% 91% 94% 97% 99% 96% 97% 98% 97% 95% 100% 86% 84% 100% 100% 100%
		====		===========

The aggregate average effective rental per unit is $3,980 per year ($332 per month).

Item 2. Properties (continued):
SERIES 3 PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST ----------	OCCU-PANCY RATE -----

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

$ 1,789,148

1,744,103

1,148,484

860,273

1,804,010

1,597,701

1,106,461

1,167,065

1,473,344

842,068

347,577

1,599,541

1,099,442

440,425

927,256

1,676,515

1,188,292

1,459,016

1,805,582

1,150,622

935,143

824,759

1,384,751

-----------
$28,371,578

92% 96% 84% 100% 88% 96% 71% 100% 98% 100% 100% 100% 96% 100% 96% 89% 98% 92% 98% 100% 100% 96% 100%
		====		===========

The average effective rental per unit is $3,690 per year ($308 per month).

Item 2.  Properties (continued):

SERIES 4
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE ------

Alsace

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Sr.

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apts.

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Edmonton Senior

Jonesville Manor

Norton Green

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

Soda Springs, ID

Seneca, MO

Eudora, KS

Westville, OK

Wellsville, KS

Stilwell, OK

Spring Hill, KS

Smithfield, UT

Galliano, LA

Oakdale, LA

Fairchance, PA

Howard, SD

St. George, SC

Williston, SC

Brackettville, TX

Sonora, TX

Ozona, TX

Fredericksburg, TX

St. Joseph, IL

Huron, SD

Ashland, ME

Jasper, AR

Edmonton, KY

Jonesville, VA

Norton, VA

Owingsville, KY

Timpson, TX

Barnesville, GA

Arkansas City, KS

		24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12 ---- 879	12/90 2/91 3/91 3/91 3/91 3/91 3/91 4/91 4/91 4/91 4/91 5/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 8/91 8/91 8/91 8/91

$   838,229

819,846

1,290,143

1,101,686

810,970

1,657,974

1,036,369

1,935,434

2,263,014

1,532,159

1,725,462

1,079,682

939,018

998,739

1,042,263

1,047,032

802,089

1,444,252

976,883

878,367

1,429,003

1,111,694

906,714

1,764,925

1,808,030

853,294

815,916

1,289,047

412,028
----------
$34,610,262

96% 88% 97% 97% 92% 98% 100% 100% 94% 91% 100% 38% 100% 92% 100% 100% 92% 98% 96% 100% 84% 92% 96% 100% 100% 100% 89% 100% 100%
		====		==========

The average effective rental per unit is $3,914 per year ($326 per month).

Item 2.  Properties (continued):

SERIES 5
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATEE ACQUIREDD --------	PROPERTY COST --------	OCCU-PANCY RATE -----

Seymour

Effingham

S.F. Winfield

S.F.Medicine Lodge

S.F. Ottawa

S.F. Concordia

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

So. Timber Ridge

Pineville

Ravenwood

Seymour, IN

Effingham, IL

Winfield, KS

Medicine Lodge,KS

Ottawa, KS

Concordia, KS

Carrollton, GA

Lexington, SC

Ellijay, GA

Greensboro, GA

Greensboro, GA

Wrightsville, GA

Shellman, GA

Cordele, GA

Cordele, GA

Crawford, GA

Wagoner, OK

South Boston, VA

Russellville, AL

Red Bay, AL

Clayton, OK

Alma, AR

Hiawatha, KS

Eureka, KS

Spring Hill, KS

Menard, TX

Wallis, TX

Zapata, TX

Grove, OK

Portland, IN

Georgetown, OH

Cloverdale, IN

Chandler, TX

Pineville, MO

Americus, GA

		37 24 12 16 24 20 78 40 44 24 32 24 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24 ----- 1,080	8/91 8/91 8/91 8/91 8/91 8/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 9/91 11/91 11/91 11/91 1/92 1/92 5/92 1/94

$ 1,517,702

980,617

402,402

572,924

732,342

695,908

3,217,901

1,685,349

1,760,233

866,259

1,088,664

886,334

901,648

1,602,433

1,128,784

907,712

2,640,793

1,629,574

889,941

840,596

871,530

957,710

776,725

823,643

1,449,378

759,136

578,333

1,243,118

1,741,669

815,439

985,738

1,016,431

1,328,429

431,459

900,996
----------
$39,627,850

89% 92% 75% 88% 100% 100% 97% 100% 100% 83% 100% 83% 81% 100% 90% 80% 100% 100% 100% 100% 100% 100% 96% 96% 100% 96% 83% 98% 100% 95% 92% 100% 95% 75% 92%
		=====		============

The average effective rental per unit is $3,823 per year ($319 per month).

Item 2.  Properties (continued):

SERIES 6
PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU-PANCY RATE -----

Spruce

Shannon

Carthage

Coal City

Blacksburg Terrace

Frazer Place

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill

Winter Park

Cornell

Heritage Drive So.

Brodhead

Mt. Village

Hazlehurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

Pierre, SD

O'Neill, NE

Carthage, MO

Coal City, IL

Blacksburg, SC

Smyrna, DE

Ehrhardt, SC

Sinton, TX

Frankston, TX

Flagler Beach, FL

Williamsburg, KY

Monett, MO

Arma, KS

Southwest City, MO

Luverne, AL

Parsons, KS

Newport, TN

Jenkins, KY

Corbin, KY

Somerset, KY

Mitchell, SD

Watertown, SD

Jacksonville, TX

Brodhead, KY

Mt. Vernon, KY

Hazlehurst, MS

Yankton, SD

Hooversville, PA

Logan, OH

Haines, AK

Barbourville, KY

Gassville, AR

St. George, SC

Mountain View, AR

Harrison, AR

Hardy, AR

Dawson, GA

		24 16 24 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 25 40 ----- 1,048	11/91 11/91 1/92 3/92 4/92 4/92 4/92 4/92 4/92 5/92 5/92 5/92 5/92 5/92 6/92 7/92 7/92 7/92 7/92 7/92 7/92 7/92 1/92 7/92 7/92 8/92 8/92 8/92 9/92 8/92 8/92 9/92 9/92 9/92 7/92 7/92 11/93

$ 1,173,675

696,465

759,587

1,311,068

1,372,973

1,676,842

705,526

1,053,059

676,931

1,653,116

1,045,646

996,611

898,503

428,909

1,232,064

1,532,968

1,648,070

1,414,978

1,022,561

961,926

1,312,854

1,134,925

1,220,551

973,069

954,391

1,228,639

1,493,443

1,652,683

1,526,912

3,087,737

1,039,790

844,240

561,008

1,389,193

616,082

931,989

1,474,973
-----------
$43,703,957

63% 94% 100% 100% 100% 100% 94% 100% 96% 100% 83% 100% 96% 100% 94% 100% 98% 97% 96% 96% 100% 88% 93% 83% 88% 100% 97% 100% 98% 94% 100% 100% 92% 97% 100% 100% 100%
		=====		===========

The average effective rental per unit is $4,294 per year ($358 per month).

Item 2.  Properties (continued):

A summary of the book value of the fixed assets of the properties at December 31, 2005, 2004 and 2003 is as follows:

         12/31/05
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 153,721 26,439,200 975,046 38,604 ----------- 28,618,751 13,623,386 ----------- $ 14,995,365	$ 985,546 131,281 25,661,272 1,593,479 0 ----------- 28,371,578 16,335,525 ----------- $ 12,036,053	$ 1,188,112 222,427 31,384,891 1,814,832 0 ----------- 34,610,262 15,441,345 ----------- $ 19,168,917
	============	============	============

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,451,551 159,501 36,202,243 1,814,555 0 ----------- 39,627,850 17,923,547 ----------- $ 21,704,303	$ 1,709,391 556,191 39,024,120 2,414,255 0 ----------- 43,703,957 18,360,632 ----------- $ 25,343,325	$ 6,346,780 1,223,121 158,711,726 8,612,167 38,604 ----------- 174,932,398 81,684,435 ----------- $ 93,247,963
	============	============	============

         12/31/04
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 136,496 26,404,542 936,014 38,604 ----------- 28,527,836 12,747,926 ----------- $ 15,779,910	$ 985,546 123,414 25,586,168 1,556,321 0 ----------- 28,251,449 15,378,450 ----------- $ 12,872,999	$ 1,188,112 222,427 31,289,900 1,758,655 0 ----------- 34,459,094 14,409,096 ----------- $ 20,049,998
	===========	===========	===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,451,551 159,501 36,164,853 1,771,643 0 ----------- 39,547,548 16,798,175 ----------- $ 22,749,373	$ 1,774,305 536,092 40,018,159 2,426,481 0 ----------- 44,755,037 17,672,479 ----------- $ 27,082,558	$ 6,411,694 1,177,930 159,463,622 8,449,114 38,604 ----------- 175,540,964 77,006,126 ----------- $ 98,534,838
	===========	===========	============

12/31/03
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 127,098 26,395,217 901,769 38,604 ----------- 28,474,868 11,882,795 ----------- $ 16,592,073	$ 985,546 120,660 25,582,402 1,511,965 0 ----------- 28,200,573 14,415,659 ----------- $ 13,784,914	$ 1,188,112 183,610 31,227,211 1,769,135 15,667 ----------- 34,383,735 13,360,202 ----------- $ 21,023,533
	===========	===========	===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,456,671 140,401 36,930,190 1,853,071 0 ----------- 40,380,333 15,887,639 ----------- $ 24,492,694	$ 1,774,305 527,948 39,965,083 2,358,221 0 ----------- 44,625,557 16,310,634 ----------- $ 28,314,923	$ 6,416,814 1,099,717 160,100,103 8,394,161 54,271 ----------- 176,065,066 71,856,929 ----------- $104,208,137
	===========	===========	============

Item 3.  Legal Proceedings

  Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

  As of March 31, 2006, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

(b)  Approximate Number of Equity Security Holders:

Title of Class                                    Number of Holders
                                                as of March 31, 2006
Beneficial Assignee Certificates                        2,571
General Partner Interest                                    2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 2	2006 ----	2005 ----	2004 ----	2003 ----	2002 ----
Total Revenues	$ 7,263	$ 13,938	$ 12,820	$ 12,665	$ 10,860
Net Loss	(156,399)	(97,520)	(92,200)	(85,230)	(99,198)
Equity in Losses of Project Partnerships	(32,092)	(10,911)	(8,484)	(17,624)	(43,931)
Total Assets	316,805	394,306	445,532	523,794	575,947
Investments In Project Partnerships	0	34,391	47,597	58,381	78,301
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	..14 4.74 (129.62)	..14 4.18 (142.06)	..14 5.18 (157.55)	2.79 7.31 (146.95)	64.12 11.87 (148.48)
Net Loss	(25.23)	(15.73)	(14.88)	(13.75)	(16.00)

FOR THE YEARS ENDED MARCH 31,:
SERIES 3	2006 ----	2005 ----	2004 ----	2003 ----	2002 ----
Total Revenues	$ 22,861	$ 18,781	$ 22,801	$ 21,167	$ 19,990
Net Loss	(108,278)	(77,647)	(77,243)	(82,729)	(80,062)
Equity in Losses of Project Partnerships	0	0	(5,137)	(25,505)	(34,441)
Total Assets	294,987	329,653	344,724	405,777	465,530
Investments In Project Partnerships	0	0	0	6,633	34,601
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 6.85 (137.15)	0 5.78 (147.47)	..17 6.54 (159.39)	1.38 7.92 (137.28)	6.22 13.83 (154.72)
Net Loss	(19.65)	(14.09)	(14.02)	(15.01)	(14.53)

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 4	2006 ----	2005 ----	2004 ----	2003 ----	2002 ----
Total Revenues	$ 18,473	$ 16,181	$ 27,960	$ 14,116	$ 15,207
Net Loss	(138,304)	(102,967)	(98,159)	(160,313)	(185,366)
Equity in Losses of Project Partnerships	0	0	(8,763)	(77,657)	(118,314)
Total Assets	396,889	445,208	472,775	536,633	663,983
Investments In Project Partnerships	0	0	0	12,279	96,741
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	1.22 5.99 (150.52)	..21 5.11 (140.52)	1.22 4.16 (134.34)	2.98 8.48 (147.73)	82.68 12.51 (149.99)
Net Loss	(19.80)	(14.74)	(14.05)	(22.95)	(26.54)

FOR THE YEARS ENDED MARCH 31,:
SERIES 5	2006 ----	2005 ----	2004 ----	2003 ----	2002 ----
Total Revenues	$ 22,819	$ 27,663	$ 16,981	$ 20,909	$ 21,532
Net Income(Loss)	(208,790)	15,153	(265,039)	(261,993)	(268,277)
Equity in Losses of Project Partnerships	(22,512)	(26,110)	(133,705)	(159,492)	(189,327)
Total Assets	508,067	773,331	827,194	1,073,840	1,298,281
Investments In Project Partnerships	151,630	202,405	229,630	376,275	550,146
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 5.79 (112.76)	2.33 5.39 (151.09)	8.66 4.81 (148.50)	54.70 6.71 (136.53)	153.83 12.75 (145.76)
Net Income(Loss)	(23.99)	(6.71)	(30.45)	(30.10)	(30.83)

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 6	2006 ----	2005 ----	2004 ----	2003 ----	2002 ---
Total Revenues	$ 26,354	$ 32,039	$ 21,129	$ 16,919	$ 17,654
Net Loss	(342,258)	(198,709)	(294,767)	(334,594)	(407,763)
Equity in Losses of Project Partnerships	(25,699)	(65,236)	(148,498)	(209,950)	(306,042)
Total Assets	914,235	1,374,037	1,467,978	1,731,924	2,016,612
Investments In Project Partnerships	372,285	781,147	858,488	1,024,672	1,257,026
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 7.33 (96.72)	3.81 5.34 (99.58)	15.16 5.41 (109.10)	129.74 7.48 (115.70)	167.27 11.24 (127.50)
Net Loss	(42.09)	(19.47)	(28.88)	(32.78)	(39.95)

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

   This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

   The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, Gateway expects that it will incur higher expenses related to compliance.

Results of Operations, Liquidity and Capital Resources

  Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees'capital contributions available for investment were used to acquire interests in Project Partnerships.

  As disclosed on the statement of operations for each Series, interest income is comparable for the years ended March 31, 2006, March 31, 2005 and March 31, 2004. The General and Administrative expenses - General Partner, Third Party Professional Fees, and General and Administrative expenses - Other for the year ended March 31, 2006 have increased as compared to March 31, 2005 due to higher administrative costs and certain real estate valuation expenses incurred by Gateway during the year-ended March 31, 2006. These expenses for the year-ended March 31, 2005 were comparable to those incurred during the year-ended March 31, 2004.

  The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel and legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships. The capital resources are also used to pay the Asset Management Fee due to the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs. (Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the return of the investors'original capital contributions).

  The sources of funds to pay the operating costs of each Series are short-term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries"), which were purchased with funds set aside for this purpose and cash distributed to the Series from the operations of the Project Partnerships.

  Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. As of March 31, 2006, the series had invested $4,524,678 in 22 Project Partnerships located in 10 states containing 724 apartment units. Average occupancy of the Project Partnerships was 94% at December 31, 2005.

  Equity in Losses of Project Partnerships increased from $8,484 for the year ended March 31, 2004 to $10,911 for the year ended March 31, 2005 and to $32,092 for the year ended March 31, 2006. As presented in Note 5, Gateway's share of net loss decreased from $747,194 for the year ended March 31, 2004 to $679,662 for the year ended March 31, 2005 and to $637,400 for the year ended March 31,2006. Suspended Losses were $738,710 for the year ended March 31, 2004, $668,751 for the year ended March 31, 2005 and $605,308 for the year ended March 31, 2006. These losses would reduce the investment in Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $865,601, $869,716, and $875,459 for the years ended December 31, 2003, 2004, and 2005 respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and are generating tax credits that meet projections.

  At March 31, 2006, the Series had $250,529 of short-term investments (Cash and Cash Equivalents). It also had $66,276 in Zero Coupon Treasuries with annual maturities providing $66,285 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $156,399 for the year ending March 31, 2006. However, after adjusting for Equity in Losses of Project Partnerships of $32,092 and the changes in operating assets and liabilities, net cash used in operating activities was $56,900. Cash provided by investing activities totaled $72,425, consisting of $8,863 in cash distributions from the Project Partnerships and $63,562 from matured Zero Coupon Treasuries.

  Subsequent to Gateway's year end, one of the Project Partnerships, Lewiston Country Estates, was actively listed for sale on a commercial marketing website.

  Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. As of March 31, 2006 the series had invested $3,888,713 in 23 Project Partnerships located in 12 states containing 768 apartment units. Average occupancy of the Project Partnerships was 95% as of December 31, 2005.

  Equity in Losses of Project Partnerships decreased from $5,137 for the year ended March 31, 2004 to $0 for the years ended March 31, 2005 and 2006. As presented in Note 5, Gateway's share of net loss increased from $704,663 for the year ended March 31, 2004 to $727,644 for the year ended March 31, 2005 and decreased to $595,587 for the year ended March 31, 2006. Suspended Losses increased from $699,526 for the year ended March 31, 2004 to $727,644 for the year ended March 31, 2005 and decreased to $595,587 for the year ended March 31, 2006. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $983,259, $973,367 and $965,926 for the years ended December 31, 2003, 2004 and 2005, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2006, the Series had $236,035 of short-term investments (Cash and Cash Equivalents). It also had $58,952 in Zero Coupon Treasuries with annual maturities providing $58,940 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series'current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $108,278 for the year ended March 31, 2006. However, after adjusting the changes in operating assets and liabilities, net cash used in operating activities was $61,909. Cash provided by investing activities totaled $79,397, consisting of $22,861 in cash distributions received from the Project Partnerships and $56,536 from matured Zero Coupon Treasuries.

  Subsequent to Gateway's year-end, two of the Project Partnerships, Elkhart Apartments and Southwood Apartments, were actively listed for sale on a commercial marketing website.

  Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. As of March 31, 2006, the series had invested $4,952,519 in 29 Project Partnerships located in 16 states containing 879 apartment units. Average occupancy of the Project Partnerships was 95% at December 31, 2005.

  Equity in Losses of Project Partnerships decreased from $8,763 for the year ended March 31, 2004 to $0 for the years ended March 31, 2005 and 2006. As presented in Note 5, Gateway's share of net loss increased from $732,427 for the year ended March 31, 2004 to $806,547 for the year ended March 31, 2005 and decreased to $684,436 for the year ended March 31, 2006. Suspended Losses increased from $723,664 for the year ended March 31, 2004 to $806,547 for the year ended March 31, 2005 and decreased to $684,436 for the year ended March 31, 2006. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,045,416, $1,045,249 and $1,044,298 for the years ended December 31, 2003, 2004 and 2005, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2006, the Series had $322,204 of short-term investments (Cash and Cash Equivalents). It also had $74,685 in Zero Coupon Treasuries with annual maturities providing $74,700 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series'current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $138,304 for the year ended March 31, 2006. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $72,344. Cash provided by investing activities totaled $90,101, consisting of $18,473 in cash distributions from the Project Partnerships and $71,628 from matured Zero Coupon Treasuries.

  Subsequent to Gateway's year-end, two of the Project Partnerships, St. Joseph and Rural Development, were actively listed for sale on a commercial marketing website.

  Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. As of March 31, 2006, the series had invested $6,010,273 in 35 Project Partnerships located in 12 states containing 1,080 apartment units. Average occupancy of the Project Partnerships was 95% as of December 31, 2005.

  One of the Project Partnerships, Highland View, LP, sold its property in December, 2004. The sale of the property resulted in a gain allocated to Gateway of $161,888. Gateway received sale proceeds totaling $157,127, which were distributed to the Limited Partners at $18.24 per limited partnership unit during fiscal year 2006.

  Equity in Losses of Project Partnerships decreased from $133,705 for the year ended March 31, 2004 to $26,110 for the year ended March 31, 2005 and to $22,512 for the year ended March 31, 2006. As presented in Note 5, Gateway's share of net loss decreased from $1,060,170 for the year ended March 31, 2004 to $772,904 for the year ended March 31, 2005 and to $724,141 for the year ended March 31, 2006. Suspended losses decreased from $926,465 for the year ended March 31, 2004 to $746,794 for the year ended March 31, 2005 and to $701,629 for the year ended March 31, 2006. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,276,928, $1,247,246 and $1,203,506 for the years ended December 31, 2003, 2004 and 2005, respectively.) Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2006, the Series had $262,439 of short-term investments (Cash and Cash Equivalents). It also had $93,086 in Zero Coupon Treasuries with annual maturities providing $93,075 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series'current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $208,790 for the year ended March 31, 2006. However, after adjusting for Equity in Losses of Project Partnerships of $22,512 and the changes in operating assets and liabilities, net cash used in operating activities was $90,492. Cash provided by investing activities totaled $114,571 consisting of $25,298 in cash distributions from the Project Partnerships and $89,273 from matured Zero Coupon Treasuries.

  Subsequent to Gateway's year-end, four of the Project Partnerships, Seymour, Effingham, Fox Ridge, and Redmont II, were actively listed for sale on a commercial marketing website.

  Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. As of March 31, 2006, the series had invested $7,250,034 in 37 Project Partnerships located in 19 states containing 1,048 apartment units. Average occupancy of the Project Partnerships was 96% as of December 31, 2005.

  One of the Project Partnerships, Mountain Crest, L.P. sold its property during August 2005. Gateway received sale proceeds totaling $225,574 which were distributed to the Limited Partners, less $1,500 in legal expenses, at $22.17 per limited partnership unit during the quarter ended December 31, 2005. The remaining $46 of this distribution is shown as a Distribution Payable on the Balance Sheet. As disclosed on the Statement of Operations, Gateway recognized a gain on this sale of $224,074, based on the total sale proceeds, less legal expenses, and the net investment value of the sold property.

  Equity in Losses of Project Partnerships decreased from $148,498 for the year ended March 31, 2004 to $65,236 for the year ended March 31, 2005 and to $25,699 for the year ended March 31, 2006. As presented in Note 5, Gateway's share of net loss decreased from $698,909 for the year ended March 31, 2004 to $673,713 for the year ended March 31, 2005 and to $590,957 for the year ended March 31, 2006. Suspended losses increased from $550,411 for the year ended March 31, 2004 to $608,477 for the year ended March 31, 2005 and to $565,258 for the year ended March 31, 2006. These losses would reduce the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,357,379, $1,367,028 and $1,293,203 for the years ended December 31, 2003, 2004 and 2005, respectively.) Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. For the fiscal year ended March 31, 2006, impairment expense of $343,241 was recognized. There was no impairment expense in either fiscal year 2005 or fiscal year 2004. Overall, management believes these Project Partnerships are operating as expected and are generating tax credits which meet projections.

  At March 31, 2006, the Series had $463,580 of short-term investments (Cash and Cash Equivalents). It also had $78,370 in Zero Coupon Treasuries with annual maturities providing $83,000 in fiscal year 2007. Management believes these sources of funds are sufficient to meet the Series'current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

  As disclosed on the statement of cash flows, the Series had a net loss of $342,258 for the year ended March 31, 2006. However, after adjusting for Equity in Losses of Project Partnerships, the gain on sale of partnership assets, the impairment of investments in Project Partnerships, and the changes in operating assets and liabilities, net cash used in operating activities was $87,492. Cash provided by investing activities totaled $331,849, consisting of cash distributions from the Project Partnerships, matured Zero Coupon Treasuries, and the sale proceeds from the sale of the Project Partnership referenced above. Cash used for financing activities consisted of distributions paid to the Limited Partners and related distribution expenses of the sale of the Project Partnership.

Disclosure of Contractual Obligations
		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	3,401,651 (1)	312,171	0	1,318,192	1,771,288

(1)  The Other Long-Term Liabilities represent the asset management fees owed to the General Partners as of March 31,2006. It is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. As referred to in Note 4, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due in greater than one year within the next twelve months.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

     As a small business issuer, no information is required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund II Ltd.

      We have audited the accompanying balance sheet of Gateway Tax Credit Fund II, Ltd. (a Florida Limited Partnership) as of March 31, 2006 and the related statements of operations, partners'equity (deficit), and cash flows for the year ended March 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Gateway Tax Credit Fund II, Ltd. as of March 31, 2005 and for each of the two years in the period ended March 31, 2005, were audited by other auditors whose report dated September 8, 2005, expressed an unqualified opinion on those statements.

   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund II, Ltd. at March 31, 2006, and the results of its operations and its cash flows for the year ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         /s/ Reznick Group, P.C.
                                         REZNICK GROUP, P.C.

Atlanta, Georgia
July 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund II Ltd.

   We have audited the accompanying balance sheet of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) as of March 31, 2005 and the related statements of operations, partners'equity (deficit), and cash flows of each of the five Series for the years ended March 31, 2005 and March 31, 2004, respectively. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Project Partnerships for which investments included on the balance sheet as of March 31, 2005 and net losses included on the statements of operations for each of the two years ended March 31, 2005 and March 31, 2004 are:
	Investment March 31, --------	Partnership Loss Year Ended March 31, --------------------
	2005 ----	2005 ----	2004 ----
Series 2	$ 0	$ 0	$ 0
Series 3	0	0	0
Series 4	0	0	0
Series 5	0	0	0
Series 6	4,200	5,938	3,291

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

    In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. as of March 31, 2005, and the results of their operations and their cash flows for the years ended March 31, 2005 and March 31, 2004, respectively, in conformity with accounting principles generally accepted in the United States of America.

                                         /s/ Spence, Marston, Bunch, Morris & Co.
                                         SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                         Certified Public Accountants

Clearwater, Florida
September 8, 2005

PART I - Financial Information
  Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2006 AND 2005
SERIES 2	2006 ----	2005 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 2 had 6,136 at March 31, 2006 and 2005 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 2 had 6,136 at March 31, 2006 and 2005, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity     (Deficit)

$ 250,529
66,276
----------
316,805

0
0
----------
$ 316,805
==========

$  48,304
8,030
----------
56,334
----------

599,253
----------

(281,595)
(57,187)
----------
(338,782)
----------

$ 316,805
==========

$ 235,004
63,596
----------
298,600

61,315
34,391
----------
$ 394,306
==========

$  45,045
0
----------
45,045
----------

531,644
----------

(126,760)
(55,623)
----------
(182,383)
----------

$ 394,306
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2006 AND 2005
SERIES 3	2006 ----	2005 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships  Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 3 had 5,456 at March 31, 2006 and 2005 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 3 had 5,456 at March 31, 2006 and 2005, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'    Equity (Deficit)

$ 236,035
58,952
----------
294,987

0

0
----------
$ 294,987
==========

$  52,905
7,300
----------
60,205
----------

493,156
----------

(207,975)
(50,399)
----------
(258,374)
----------

$ 294,987
==========

$ 218,547
56,568
----------
275,115

54,538

0
----------
$ 329,653
==========

$  49,309
0
----------
49,309
----------

430,440
----------

(100,780)
(49,316)
----------
(150,096)
----------

$ 329,653
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2006 AND 2005
SERIES 4	2006 ----	2005 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 4 had 6,915 at March 31, 2006 and 2005 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 4 had 6,915 at March 31, 2006 and 2005, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity     (Deficit)

$  322,204
74,685
-----------
396,889

0
0
-----------
$  396,889
===========

$   59,221
8,030
-----------
67,251
-----------

647,438
-----------

(253,967)
(63,833)
----------
(317,800)
----------

$  396,889
===========

$  304,447
71,666
-----------
376,113

69,095
0
-----------
$  445,208
===========

$   54,471
0
-----------
54,471
-----------

570,233
-----------

(117,046)
(62,450)
----------
(179,496)
----------

$  445,208
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2006 AND 2005
SERIES 5	2006 ----	2005 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 5 had 8,616 at March 31, 2006 and 2005 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 5 had 8,616 at March 31, 2006 and 2005, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity     (Deficit)

$  262,439
0
912
93,086
-----------
356,437

0
151,630
-----------
$  508,067
===========

$   77,770
0
3,650
-----------
81,420
-----------

511,577
-----------

(82,842)
(2,088)
-----------
(84,930)
-----------

$  508,067
===========

$  238,360
157,126
0
89,322
-----------
484,808

86,118
202,405
-----------
$  773,331
===========

$   72,789
157,126
700
-----------
230,615
-----------

418,856
-----------

123,860
0
-----------
123,860
-----------

$  773,331
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2006 AND 2005
SERIES 6	2006 ----	2005 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 6 had 10,105 at March 31, 2006 and 2005 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 6 had 10,105 at March 31, 2006 and 2005, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity     (Deficit)

$  463,580
0
78,370
-----------
541,950

0
372,285
-----------
$  914,235
===========

$   73,971
46
0
-----------
74,017
-----------

838,056
-----------

2,162
0
-----------
2,162
-----------

$  914,235
===========

$  444,751
700
74,664
-----------
520,115

72,775
781,147
-----------
$1,374,037
===========

$   68,579
0
500
-----------
69,079
-----------

736,464
-----------

651,535
(83,041)
-----------
568,494
-----------

$1,374,037
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2006 AND 2005
TOTAL SERIES 2 - 6	2006 ----	2005 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Restricted Cash
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Securities
 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 2-6 had 37,228 at March 31, 2006 and 2005 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 2-6 had 37,228 at March 31, 2006 and 2005, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity     (Deficit)

$1,534,787
0
912
371,369
-----------
1,907,068

0
523,915
-----------
$2,430,983
===========

$  312,171
46
27,010
-----------
339,227
-----------

3,089,480
-----------

(824,217)
(173,507)
-----------
(997,724)
-----------

$2,430,983
===========

$1,441,109
157,126
700
355,816
-----------
1,954,751

343,841
1,017,943
-----------
$3,316,535
===========

$  290,193
157,126
1,200
-----------
448,519
-----------

2,687,637
-----------

430,809
(250,430)
-----------
180,379
-----------

$3,316,535
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 2	2006 ----	2005 ----	2004 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Third Party Professional Fees
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    7,263
-----------
7,263
-----------

67,609

47,681
20,804
7,747
699
-----------
144,540
-----------

(137,277)

(32,092)
12,970
-----------
$ (156,399)
===========

$ (154,835)
(1,564)
-----------
$ (156,399)
===========

$   (25.23)
===========
6,136
===========

$   13,938
-----------
13,938
-----------

67,609

32,074
4,181
7,749
697
-----------
112,310
-----------

(98,372)

(10,911)
11,763
-----------
$  (97,520)
===========

$  (96,545)
(975)
-----------
$  (97,520)
===========

$   (15.73)
===========
6,136
===========

$   12,820
-----------
12,820
-----------

67,822

32,065
4,680
5,518
698
-----------
110,783
-----------

(97,963)

(8,484)
14,247
-----------
$  (92,200)
===========

$  (91,278)
(922)
-----------
$  (92,200)
===========

$   (14.88)
===========
6,136
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
Series 3	2006 ----	2005 ----	2004 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Third Party Professional Fees
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of  Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  22,861
----------
22,861
----------

62,716

49,848
22,175
8,430
0
----------
143,169
----------

(120,308)

0
12,030
----------
$(108,278)
==========

$(107,195)
(1,083)
----------
$(108,278)
==========

$  (19.65)
==========
5,456
==========

$  18,781
----------
18,781
----------

62,717

33,531
4,371
6,345
0
----------
106,964
----------

(88,183)

0
10,536
----------
$ (77,647)
==========

$ (76,871)
(776)
----------
$ (77,647)
==========

$  (14.09)
==========
5,456
==========

$  22,801
----------
22,801
----------

63,022

33,523
4,879
5,611
516
----------
107,551
----------

(84,750)

(5,137)
12,644
----------
$ (77,243)
==========

$ (76,471)
(772)
----------
$ (77,243)
==========

$  (14.02)
==========
5,456
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 4	2006 ----	2005 ----	2004 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Third Party Professional Fees
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  18,473
---------
18,473
---------

77,205

62,853
23,071
10,080
0
---------
173,209
---------

(154,736)

0
16,432
---------
$(138,304)
==========

$(136,921)
(1,383)
---------
$(138,304)
==========

$  (19.80)
==========
6,915
==========

$  16,181
---------
16,181
---------

77,205

42,279
5,511
7,749
0
---------
132,744
---------

(116,563)

0
13,596
---------
$(102,967)
==========

$(101,937)
(1,030)
---------
$(102,967)
==========

$  (14.74)
==========
6,915
==========

$  27,960
---------
27,960
---------

77,448

42,266
6,236
6,862
671
---------
133,483
---------

(105,523)

(8,763)
16,127
---------
$ (98,159)
==========

$ (97,177)
(982)
---------
$ (98,159)
==========

$  (14.05)
==========
6,915
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 5	2006 ----	2005 ----	2004 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Third Party Professional Fees
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Gain on Sale of Partnership Assets
Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$ 22,819
----------
22,819
----------

92,722

77,443
17,978
12,202
25,784
----------
226,129
----------

(203,310)

(22,512)
0
17,032
----------
$ (208,790)
==========

(206,702)
(2,088)
----------
$(208,790)
==========

$  (23.99)
==========
8,616
==========

$ 27,663
----------
27,663
----------

92,722

52,484
8,841
8,947
2,005
----------
164,999
----------

(137,336)

(26,110)
161,888
16,711
----------
$  15,153
==========

(57,812)
72,965
----------
$  15,153
==========

$   (6.71)
==========
8,616
==========

$ 16,981
----------
16,981
----------

95,180

52,470
7,838
8,513
4,560
----------
168,561
----------

(151,580)

(133,705)
0
20,246
----------
$(265,039)
==========

$(262,389)
(2,650)
----------
$(265,039)
==========

$  (30.45)
==========
8,616
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 6	2006 ----	2005 ----	2004 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Third Party Professional Fees
  Other
 Amortization
 Impairment of Investment in Project   Partnerships

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Gain on Sale of Partnership Assets
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$  26,354
----------
26,354
----------

101,592

81,777
13,008
13,194
39,001

343,241
----------
591,813
----------

(565,459)

(25,699)
224,074
24,826
----------
$(342,258)
==========

$(425,299)
83,041
----------
$(342,258)
==========

$  (42.09)
==========
10,105
==========

$  32,039
----------
32,039
----------

104,509

55,400
7,471
10,328
6,106

0
----------
183,814
----------

(151,775)

(65,236)
0
18,302
----------
$(198,709)
==========

$(196,722)
(1,987)
----------
$(198,709)
==========

$  (19.47)
==========
10,105
==========

$  21,129
----------
21,129
----------

104,953

55,384
9,386
9,221
8,403

0
----------
187,347
----------

(166,218)

(148,498)
0
19,949
----------
$(294,767)
==========

$(291,819)
(2,948)
----------
$(294,767)
==========

$  (28.88)
==========
10,105
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 2 - 6	2006 ----	2005 ----	2004 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Third Party Professional Fees
  Other
 Amortization
 Impairment of Investment in Project   Partnerships

  Total Expenses

Loss Before Equity in Losses
 of Project Partnerships and Other  Income
Equity in Losses of Project
 Partnerships
Gain on Sale of Partnership Assets
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   97,770
-----------
97,770
-----------

401,844

319,602
97,036
51,653
65,484

343,241
-----------
1,278,860
-----------

(1,181,090)

(80,303)
224,074
83,290
-----------
$  (954,029)
============

$(1,030,952)
76,923
------------
$  (954,029)
============

$  108,602
-----------
108,602
-----------

404,762

215,768
30,375
41,118
8,808

0
-----------
700,831
-----------

(592,229)

(102,257)
161,888
70,908
-----------
$  (461,690)
============

$  (529,887)
68,197
------------
$  (461,690)
============

$  101,691
-----------
101,691
-----------

408,425

215,708
33,019
35,725
14,848

0
-----------
707,725
-----------

(606,034)

(304,587)
0
83,213
-----------
$  (827,408)
============

$  (819,134)
(8,274)
------------
$  (827,408)
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006	$ 61,063 (91,278) ----------- (30,215) (96,545) ----------- (126,760) (154,835) ----------- $ (281,595) ===========	$ (53,726) (922) ----------- (54,648) (975) ----------- (55,623) (1,564) ----------- $ (57,187) ===========	$ 7,337 (92,200) ----------- (84,863) (97,520) ----------- (182,383) (156,399) ----------- $ (338,782) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006	$ 52,562 (76,471) ----------- (23,909) (76,871) ----------- (100,780) (107,195) ----------- $ (207,975) ===========	$ (47,768) (772) ----------- (48,540) (776) ----------- (49,316) (1,083) ----------- $ (50,399) ===========	$ 4,794 (77,243) ----------- (72,449) (77,647) ----------- (150,096) (108,278) ----------- $ (258,374) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006	$ 82,068 (97,177) ----------- (15,109) (101,937) ----------- (117,046) (136,921) ----------- $ (253,967) ===========	$ (60,438) (982) ---------- (61,420) (1,030) ---------- (62,450) (1,383) ---------- $ (63,833) ==========	$ 21,630 (98,159) ----------- (76,529) (102,967) ----------- (179,496) (138,304) ----------- $ (317,800) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Income (Loss) Distributions Balance at March 31, 2005 Net Loss Balance at March 31, 2006	$ 601,187 (262,389) ----------- 338,798 (57,812) (157,126) ----------- 123,860 (206,702) ----------- $ (82,842) ===========	$ (70,315) (2,650) ---------- (72,965) 72,965 0 ---------- 0 (2,088) ---------- $ (2,088) ==========	$ 530,872 (265,039) ----------- 265,833 15,153 (157,126) ----------- 123,860 (208,790) ----------- $ (84,930) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Income (Loss) Distributions Balance at March 31, 2006	$ 1,140,076 (291,819) ------------ 848,257 (196,722) ------------ 651,535 (425,299) (224,074) ------------ $ 2,162 ============	$ (78,106) (2,948) ---------- (81,054) (1,987) ---------- (83,041) 83,041 0 ---------- $ 0 ==========	$ 1,061,970 (294,767) ----------- 767,203 (198,709) ----------- 568,494 (342,258) (224,074) ----------- $ 2,162 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2003 Net Loss Balance at March 31, 2004 Net Income (Loss) Distributions Balance at March 31, 2005 Net Income (Loss) Distributions Balance at March 31, 2006	$ 1,936,956 (819,134) ------------ 1,117,822 (529,887) (157,126) ------------ 430,809 (1,030,952) (224,074) ------------ $ (824,217) ============	$ (310,353) (8,274) ---------- (318,627) 68,197 0 ---------- (250,430) 76,923 0 ---------- $(173,507) ==========	$ 1,626,603 (827,408) ----------- 799,195 (461,690) (157,126) ----------- 180,379 (954,029) (224,074) ----------- $ (997,724) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
SERIES 2 --------	2006 ----	2005 ----	2004 ----

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
  Securities

        Net Cash Provided by
        Investing Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(156,399) 699 (4,927) 32,092 (7,263) 70,868 8,030 ---------- (56,900) ---------- 8,863 63,562 ---------- 72,425 ---------- 15,525 235,004 ---------- $ 250,529 ==========	$(97,520) 697 (9,361) 10,911 (13,438) 46,294 0 ---------- (62,417) ---------- 15,038 61,299 ---------- 76,337 ---------- 13,920 221,084 ---------- $ 235,004 ==========	$(92,200) 698 (13,179) 8,484 (12,820) 13,938 0 ---------- (95,079) ---------- 14,422 58,586 ---------- 73,008 ---------- (22,071) 243,155 ---------- $ 221,084 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
SERIES 3 -------	2006 ----	2005 ----	2004 ----

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

        Net Cash Provided by
        Investing Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(108,278) 0 (4,382) 0 (22,861) 66,312 7,300 ---------- (61,909) ---------- 22,861 56,536 ---------- 79,397 ---------- 17,488 218,547 ---------- $ 236,035 ==========	$ (77,647) 0 (8,327) 0 (18,781) 62,576 0 ---------- (42,179) ---------- 18,781 54,256 ---------- 73,307 ---------- 31,128 187,419 ---------- $ 218,547 ==========	$ (77,243) 516 (11,722) 5,137 (22,801) 16,190 0 ---------- (89,923) ---------- 23,780 52,112 ---------- 75,892 ---------- (14,031) 201,450 ---------- $ 187,419 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
SERIES 4 --------	2006 ----	2005 ----	2004 ----

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
  Securities

        Net Cash Provided by
        Investing Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(138,304) 0 (5,552) 0 (18,473) 81,955 8,030 ---------- (72,344) ---------- 18,473 71,628 ---------- 90,101 ---------- 17,757 304,447 ---------- $ 322,204 ==========	$(102,967) 0 (10,549) 0 (16,173) 75,400 0 ---------- (54,289) ---------- 16,173 69,078 ---------- 85,251 ---------- 30,962 273,485 ---------- $ 304,447 ==========	$ (98,159) 671 (14,851) 8,763 (27,960) 34,302 0 ---------- (97,234) ---------- 30,805 66,018 ---------- 96,823 ---------- (411) 273,896 ---------- $ 273,485 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
SERIES 5 --------	2006 ----	2005 ----	2004 ----

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
  Securities

        Net Cash Provided by
        Investing Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

	$(208,790) 25,784 (6,919) 22,512 0 (22,819) (912) 97,702 2,950 ---------- (90,492) ---------- 25,298 89,273 ---------- 114,571 ---------- 24,079 238,360 ---------- $ 262,439 ==========	$ 15,153 2,005 (13,147) 26,110 (161,888) (27,063) 0 (69,716) 700 ---------- (227,846) ---------- 30,934 86,098 ---------- 117,032 ---------- (110,814) 349,174 ---------- $ 238,360 ==========	$(265,039) 4,560 (18,510) 133,705 0 (16,981) 0 18,393 0 ---------- (143,872) ---------- 25,358 82,286 ---------- 107,644 ---------- (36,228) 385,402 ---------- $ 349,174 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
SERIES 6 -------	2006 ----	2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss   to Net Cash Used in Operating   Activities:
    Amortization
    Impairment of Investment in     Project Partnerships
    Accreted Interest Income on
    Investments in Securities
    Equity in Losses of Project
    Partnerships
    Gain on Sale of Partnership     Assets
    Distributions Included In
    Other Income
    Changes in Operating Assets
    and Liabilities:
      Decrease (Increase) in Accounts       Receivable
      Increase in Payable to
      General Partners
      Decrease (Increase) in Other       Payables

        Net Cash Used in Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment in
  Securities
  Proceeds from Sale of Project   Partnership

        Net Cash Provided by
        Investing Activities

Cash Flows from Financing Activities:
  Distributions Paid to Limited   Partners
  Expenses Related to Distributions

        Net Cash Used in Financing         Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

$(342,258)

39,001

343,241

(9,931)

25,699

(224,074)

(26,354)

700

106,984

(500)
----------

(87,492)
----------

27,275

79,000

225,574
----------

331,849
----------

(224,028)
(1,500)
----------

(225,528)
----------

18,829

444,751
----------

$ 463,580
==========

$(198,709)

6,106

0

(14,483)

65,236

0

(32,039)

(700)

104,268

500
----------

(69,821)
----------

38,038

74,999

0
----------

113,037
----------

0
0
----------

0
----------

43,216

401,535
----------

$ 444,751
==========

$(294,767)

8,403

0

(18,286)

148,498

0

(21,129)

0

30,821

0
----------

(146,460)
----------

30,412

69,998

0
----------

100,410
----------

0
0
----------

0
----------

(46,050)

447,585
----------

$ 401,535
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004
TOTAL SERIES 2 - 6 ------------------	2006 ----	2005 ----	2004 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating   Activities:
    Amortization
    Impairment of Investment in     Project Partnerships
    Accreted Interest Income on     Investments in Securities
    Equity in Losses of Project     Partnerships
    Gain on Sale of Partnership Assets
    Distributions Included In Other
    Income
    Changes in Operating Assets and     Liabilities:
      Increase in Accounts Receivable
      Increase in Payable to
      General Partners
      Increase in Other Payable

        Net Cash Used in Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from
  Project Partnerships
  Redemption of Investment in
  Securities
  Proceeds from Sale of Project   Partnership

         Net Cash Provided by
         Investing Activities

Cash Flows from Financing Activities:
  Distributions Paid to Limited   Partners
  Expenses Related to Distributions

         Net Cash Used in Financing          Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at
Beginning of Year

Cash and Cash Equivalents at
End of Year

$(954,029)

65,484

343,241

(31,711)

80,303
(224,074)

(97,770)

(212)

423,821
25,810
-----------

(369,137)
-----------

102,770

359,999

225,574
-----------

688,343
-----------

(224,028)
(1,500)
-----------

(225,528)
-----------

93,678

1,441,109
-----------

$ 1,534,787
===========

$(461,690)

8,808

0

(55,867)

102,257
(161,888)

(108,602)

(700)

218,822
1,200
-----------

(457,660)
-----------

120,072

346,000

0
-----------

466,072
-----------

0
0
-----------

0
-----------

8,412

1,432,697
-----------

$ 1,441,109
===========

$(827,408)

14,848

0

(76,548)

304,587
0

(101,691)

0

113,644
0
-----------

(572,568)
-----------

124,777

329,000

0
-----------

453,777
-----------

0
0
-----------

0
-----------

(118,791)

1,551,488
-----------

$ 1,432,697
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006, 2005 AND 2004

NOTE 1 - ORGANIZATION:

  Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of March 31, 2006, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

  Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of March 31, 2006. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

  For the fiscal year ended March 31, 2006, Gateway changed the period over which the intangible acquisition fees and expenses are amortized. In all prior years, the period in which such intangible assets had been amortized was 35 years. In the fiscal year period ended March 31, 2006, this amortization period was changed to 15 years to better approximate the period over which the benefits of these investments are realized. As a result of this change in estimate, an additional amortization expense of $23,779 for Series 5 and $33,465 for Series 6, or a total of $57,244 for all Series of Gateway, was recognized during the year-ended March 31, 2006, as compared to the amortization expense amount which would have been realized had the estimated amortization period not changed during the year. The amortization expense is shown on the Statements of Operations.

  Pursuant to the limited partnership agreements for the Project Partnerships, cash losses generated by the Project Partnerships are allocated to the general partners of those partnerships. In subsequent years, cash profits, if any, are first allocated to the general partners to the extent of the allocation of prior years'cash losses.

  Since Gateway invests as a limited partner, and therefore is not obligated to fund losses or make additional capital contributions, it does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment in those Project Partnerships below zero. The suspended losses will be used to offset future income from the individual Project Partnerships. Any cash distributions received from Project Partnerships which have a zero investment balance are accounted for as distribution income in the period the cash distribution is received by Gateway.

  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. For the fiscal year ended March 31, 2006, impairment expense was recognized in the statement of operations in Series 6 in the total amount of $343,241. There was no impairment expense in fiscal years 2005 or 2004. Refer to Note 5 - Investment in Project Partnerships for further details regarding the components of the Investment in Project Partnership balance.

  Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for tax credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment. Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.

Variable Interest Entities

  In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was subsequently revised in December, 2003. Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway held an interest. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary, as is applicable to Gateway's circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

  Gateway holds variable interests in 141 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary. Five of Gateway's Project Partnership investments were determined not to be VIEs. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway's recorded investments in and receivables from those VIEs, which is approximately $523,915 at March 31, 2006. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

Investment in Securities

  Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities (U. S. Government Security Strips) until maturity and to use these reserves to fund Gateway's ongoing operations. Interest income is recognized ratably on the U. S. Government Strips using the effective yield to maturity.

Income Taxes

  No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Reclassifications

  For comparability, certain 2005 and 2004 balances have been reclassified, where appropriate, to conform with the fiscal year 2006 financial statement presentation.

NOTE 3 - INVESTMENT IN SECURITIES:

  The March 31, 2006 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $44,564 for Series 2, $39,639 for Series 3, $50,218 for Series 4, $62,591 for Series 5 and $49,854 for Series 6. For convenience, the Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series'share of the investments.
	Estimated Market Value ----------------	Cost Plus Accreted Interest -----------------	Gross Unrealized Gains and (Losses) ----------------
Series 2	$ 66,183	$ 66,276	$ (93)
Series 3	58,849	58,952	(103)
Series 4	74,585	74,685	(100)
Series 5	92,932	93,086	(154)
Series 6	79,678	78,370	1,308

As of March 31, 2006, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 66,276	$ 58,952	$ 74,685
After 1 year through 5 years	0 ---------	0 ---------	0 ---------
Total Amount Carried on Balance Sheet	$ 66,276 =========	$ 58,952 =========	$ 74,685 =========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 93,086	$ 78,370	$ 371,369
After 1 year through 5 years	0 ----------	0 ----------	0 ----------
Total Amount Carried on Balance Sheet	$ 93,086 ==========	$ 78,370 ==========	$ 371,369 ==========

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

  For the years ended March 31, 2006, 2005 and 2004 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.
	2006 ----	2005 ----	2004 ----
Series 2	$ 67,609	$ 67,609	$ 67,822
Series 3	62,716	62,717	63,022
Series 4	77,205	77,205	77,448
Series 5	92,722	92,722	95,180
Series 6	101,592 ---------	104,509 ---------	104,953 ---------
Total	$ 401,844 =========	$ 404,762 =========	$ 408,425 =========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
	2006 ----	2005 ----	2004 ----
Series 2	$ 47,681	$ 32,074	$ 32,065
Series 3	49,848	33,531	33,523
Series 4	62,853	42,279	42,266
Series 5	77,443	52,484	52,470
Series 6	81,777 --------	55,400 --------	55,384 --------
Total	$319,602	$215,768	$215,708
	========	========	========

  Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2006 and 2005 are as follows.
	March 31, 2006 --------------	March 31, 2005 --------------
Series 2	$ 647,557	$ 576,689
Series 3	546,061	479,749
Series 4	706,659	624,704
Series 5	589,347	491,645
Series 6	912,027 -----------	805,043 -----------
Total	$3,401,651 ===========	$2,977,830 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 2

  As of March 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 22 Project Partnerships which own and operate government assisted multi-family housing complexes.

  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2006 --------------	MARCH 31, 2005 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Investments in Project Partnerships

$ 4,524,678 (4,742,761) (87,605) ----------- (305,688) 390,838 (85,150) ----------- $ 0 ===========	$ 4,524,678 (4,710,669) (86,005) ----------- (271,996) 390,838 (84,451) ----------- $ 34,391 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,632,737 for the year ended March 31, 2006 and cumulative suspended losses of $5,027,429 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 3

  As of March 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 23 Project Partnerships which own and operate government assisted multi-family housing complexes.

  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2006 --------------	MARCH 31, 2005 --------------

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

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,446,347 for the year ended March 31, 2006 and cumulative suspended losses of $5,850,760 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 4

  As of March 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 29 Project Partnerships which own and operate government assisted multi-family housing complexes.

  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2006 --------------	MARCH 31, 2005 --------------

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

1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,604,678 for the year ended March 31, 2006 and cumulative suspended losses of $4,920,242 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 5

  As of March 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 35 Project Partnerships which own and operate government assisted multi-family housing complexes.

  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2006 --------------	MARCH 31, 2005 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees  and expenses

Investments in Project Partnerships

$ 6,010,273 (6,127,206) (199,089) ----------- (316,022) 632,419 (164,767) ----------- $ 151,630 ============	$ 6,010,273 (6,104,694) (196,610) ----------- (291,031) 632,419 (138,983) ----------- $ 202,405 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,332,840 for the year ended March 31, 2006 and cumulative suspended losses of $5,631,211 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 6

  As of March 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 37 Project Partnerships which own and operate government assisted multi-family housing complexes.

  Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

  The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2006 --------------	MARCH 31, 2005 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees  and expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

$ 7,250,034 (6,845,853) (218,311) ----------- 185,870 768,912 (239,256) (343,241) ----------- $ 372,285 ============	$ 7,462,215 (7,044,277) (219,390) ----------- 198,548 785,179 (202,580) 0 ----------- $ 781,147 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,294,234 for the year ended March 31, 2006 and cumulative suspended losses of $3,911,618 for the year ended March 31, 2005 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

TOTAL SERIES 2 - 6

  The following is a summary of Investments in Project Partnerships:
MARCH 31, 2006 --------------	MARCH 31, 2005 --------------

Capital Contributions to Project Partner- ships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition  fees and expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

$ 26,626,217 (27,118,203) (794,241) ----------- (1,286,227) 2,846,882 (693,499) (343,241) ----------- $ 523,915 ===========	$ 26,838,398 (27,262,023) (791,241) ----------- (1,214,866) 2,863,149 (630,340) 0 ----------- $ 1,017,943 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series'Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 2	2005 ----	2004 ----	2003 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'equity
  Limited Partner
  General Partners

    Total Partners'equity

    Total liabilities and
    partners'equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,097,770
14,995,365
770
------------
$17,093,905
============

$   583,236
22,653,237
------------
23,236,473
------------

(5,999,431)
(143,137)
------------
(6,142,568)
------------

$17,093,905
============

$ 4,432,488
------------
2,194,634
2,006,234
875,459
------------
5,076,327
------------
$ (643,839)
============
$   (6,439)
============
$ (637,400)

605,308
------------

$  (32,092)
============

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
============

As of December 31, 2005, the largest Project Partnership constituted 12.2% and 14.0%, and as of December 31, 2004 the largest Project Partnership constituted 12.0% and 13.7% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series'Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 3	2005 ----	2004 ----	2003 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'equity
  Limited Partner
  General Partners

    Total Partners'equity

    Total liabilities and
    partners'equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,653,096
12,036,053
158,818
-----------
$14,847,967
===========

$   498,630
21,307,645
-----------
21,806,275
-----------

(7,286,069)
327,761
-----------
(6,958,308)
-----------

$14,847,967
============

$ 4,412,036
-----------
2,094,632
1,957,438
965,926
-----------
5,017,996
-----------
$  (605,960)
============
$   (10,373)
============
$  (595,587)

595,587
-----------

$         0
============

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
============

As of December 31, 2005, the largest Project Partnership constituted 8.7% and 6.7%, and as of December 31, 2004 the largest Project Partnership constituted 8.5% and 6.4% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series'Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 4	2005 ----	2004 ----	2003 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'equity
  Limited Partner
  General Partners

    Total Partners'equity

    Total liabilities and
    partners'equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,373,954
19,168,917
34,344
-----------
$21,577,215
===========

$   970,492
26,080,239
-----------
27,050,731
-----------

(6,140,112)
666,596
-----------
(5,473,516)
-----------

$21,577,215
============

$ 5,161,594
-----------
2,637,778
2,189,427
1,044,298
-----------
5,871,503
-----------
$  (709,909)
===========
$   (25,473)
===========
$  (684,436)

684,436
-----------

$        0
===========

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
===========

As of December 31, 2005, the largest Project Partnership constituted 7.8% and 5.8%, and as of December 31, 2004 the largest Project Partnership constituted 7.8% and 5.8% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series'Project Partnerships as of
December 31 of each year:
DECEMBER 31,
SERIES 5	2005 ----	2004 ----	2003 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'equity
  Limited Partner
  General Partners

    Total Partners'equity

    Total liabilities and     partners'equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income

    Total Income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 3,285,139
21,704,303
4,245
-----------
$24,993,687
============

$   779,213
31,256,580
-----------
32,035,793
-----------

(6,681,292)
(360,814)
-----------
(7,042,106)
-----------

$24,993,687
============

$ 6,113,199
-----------
6,113,199
-----------
3,049,363
2,591,786
1,203,506
-----------
6,844,655
-----------
$  (731,456)
============

$    (7,315)
============
$  (724,141)

701,629
-----------

$   (22,512)
============

$ 3,075,902
22,749,373
51,964
-----------
$25,877,239
============

$   736,200
31,392,413
-----------
32,128,613
-----------

(5,930,379)
(320,995)
-----------
(6,251,374)
-----------

$25,877,239
============

$ 5,792,482
-----------
5,792,482
-----------
3,096,406
2,229,541
1,247,246
-----------
6,573,193
-----------
$  (780,711)
============

$    (7,807)
============
$  (772,904)

746,794
-----------

$   (26,110)
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
============

As of December 31, 2005, the largest Project Partnership constituted 8.5% and 8.0%, and as of December 31, 2004 the largest Project Partnership constituted 8.3% and 8.0% of the combined total assets by series and combined total revenues by series, respectively.

  One of the Project Partnerships, Highland View, LP, sold its property in December 2004. The sale of the property resulted in a gain allocated to Gateway of $161,888. Gateway received sale proceeds totaling $157,127, which was distributed to the Limited Partners at $18.24 per limited partnership unit during fiscal year 2006.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series'Project Partnerships as of
December 31 of each year:
DECEMBER 31,
SERIES 6	2005 ----	2004 ----	2003 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'equity
  Limited Partner
  General Partners

    Total Partners'equity

    Total liabilities and     partners'equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Partnership's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 4,214,285
25,343,325
5,642
------------
$29,563,252
===========

$   759,168
33,537,501
------------
34,296,669
------------

(4,222,518)
(510,899)
------------
(4,733,417)
------------

$29,563,252
============

$ 6,612,944
------------
3,195,528
2,722,033
1,293,203
------------
7,210,764
------------
$  (597,820)
============

$    (6,863)
============
$  (590,957)

565,258
------------

$   (25,699)
============

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
============

As of December 31, 2005, the largest Project Partnership constituted 6.6% and 6.9%, and as of December 31, 2004 the largest Project Partnership constituted 6.4% and 6.5% of the combined total assets by series and combined total revenues by series, respectively.

  One of the Project Partnerships, Mountain Crest, L.P. sold its property during August 2005. Gateway received sale proceeds totaling $225,574 which were distributed to the Limited Partners, less $1,500 in legal expenses, at $22.17 per limited partnership unit during the quarter ended December 31, 2005. The remaining $46 of this distribution is shown as a Distribution Payable on the Balance Sheet. As disclosed on the Statement of Operations, Gateway recognized a gain on this sale of $224,074, based on the total sale proceeds, less legal expenses, and the net investment value of the sold property.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

  In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series'Project Partnerships as of
December 31 of each year:
DECEMBER 31,
TOTAL SERIES 2 - 6	2005 ----	2004 ----	2003 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'equity
  Limited Partner
  General Partners

    Total Partners'equity

    Total liabilities and
    partners'equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income

    Total Income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Partnership's share of net loss

Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 14,624,244
93,247,963
203,819
-------------
$108,076,026
=============

$  3,590,739
134,835,202
------------
138,425,941
------------

(30,329,422)
(20,493)
------------
(30,349,915)
------------

$108,076,026
=============

$ 26,732,261
------------
26,732,261
------------
13,171,935
11,466,918
5,382,392
------------
30,021,245
------------
$ (3,288,984)
=============

$    (56,463)
=============
$ (3,232,521)

3,152,218
------------

$    (80,303)
=============

$ 13,992,018
98,534,838
256,627
-------------
$112,783,483
=============

$  3,398,859
136,430,803
------------
139,829,662
------------

(27,195,268)
149,089
------------
(27,046,179)
------------

$112,783,483
=============

$ 25,838,170
------------
25,838,170
------------
13,037,740
11,009,416
5,502,606
------------
29,549,762
------------
$ (3,711,952)
=============

$    (51,122)
=============
$ (3,660,470)

3,558,213
------------

$   (102,257)
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

  By Series these differences are as follows:
	Equity Per Project Partnership ------------------	Equity Per Partnership ----------------------
Series 2	$(5,999,431)	$ (305,688)
Series 3	(7,286,069)	(409,182)
Series 4	(6,140,112)	(441,205)
Series 5	(6,681,292)	(316,022)
Series 6	(4,222,518)	185,870

NOTE 6 - TAXABLE INCOME (LOSS):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 2	2006 ----	2005 ----	2004 ----
Net Loss per Financial Statements	$ (156,399)	$ (97,520)	$ (92,200)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(693,743)	(797,850)	(856,310)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	19,019	1,376	8,988
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	67,448 699 (10,999) -----------	53,428 696 (14,217) -----------	12,850 696 (18,415) -----------
Partnership loss for tax purposes as of December 31	$ (773,975) ============	$ (854,087) ============	$ (944,391) ============
	December 31, 2005 ------------	December 31, 2004 ------------	December 31, 2003 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 892 ============	$ 892 ============	$ 892 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2006 are as follows:

                                   Financial          Tax
                                   Reporting          Reporting
                                   Purposes           Purposes      Differences
Investments in Local
  Limited Partnerships           $         0       $(7,286,137)     $ 7,286,137

Other Assets                     $   316,805       $ 1,060,927      $  (744,122)

Liabilities                      $   655,587       $     5,291      $   650,296

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 3	2006 ----	2005 ----	2004 ----
Net Loss per Financial Statements	$ (108,278)	$ (77,647)	$ (77,243)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(664,379)	(752,598)	(762,553)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	16,892	2,140	18,639
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	62,486 0 (24,829) -----------	67,931 129 (20,866) -----------	17,077 63 (37,484) -----------
Partnership loss for tax purposes as of December 31	$ (718,108) ============	$ (780,911) ============	$ (841,501) ============
	December 31, 2005 ------------	December 31, 2004 ------------	December 31, 2003 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 0 ============	$ 941 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2006 are as follows:

                                    Financial       Tax
                                    Reporting       Reporting
                                    Purposes        Purposes         Differences
Investments in Local
  Limited Partnerships              $       0        $(6,788,293)     $6,788,293

Other Assets                       $ 294,987        $   960,008      $ (665,021)

Liabilities                        $ 553,361        $     5,545      $  547,816

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 4	2006 ----	2005 ----	2004 ----
Net Loss per Financial Statements	$ (138,304)	$ (102,967)	$ (98,159)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(947,123)	(907,174)	(825,899)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	15,734	(971)	18,236
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	77,022 0 (17,244) -----------	79,874 (256) (14,332) -----------	37,611 (802) (40,257) -----------
Partnership loss for tax purposes as of December 31	$(1,009,915) ============	$ (945,826) ============	$ (909,270) ============
	December 31, 2005 ------------	December 31, 2004 ------------	December 31, 2003 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 8,516 ============	$ 1,484 ============	$ 8,520 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2006 are as follows:

                              Financial        Tax
                               Reporting        Reporting
                              Purposes         Purposes         Differences
Investments in Local
  Limited Partnerships        $       0        $(8,178,201)     $ 8,178,201

Other Assets                  $ 396,889        $ 1,236,717       $  (839,828)

Liabilities                   $ 714,689        $     6,749       $   707,940

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 5	2006 ----	2005 ----	2004 ----
Net Income (Loss) per Financial Statements	$ (208,790)	$ 15,153	$ (265,039)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(854,948)	(948,134)	(996,157)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	44,499	(7,065)	20,717
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	90,877 85 (26,566) -----------	(58,836) 4,380 (46,206) -----------	19,420 4,576 (34,151) -----------
Partnership loss for tax purposes as of December 31	$ (954,843) ============	$(1,040,708) ============	$(1,250,634) ============
	December 31, 2005 ------------	December 31, 2004 ------------	December 31, 2003 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 20,278 ============	$ 75,409 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2006 are as follows:

                                 Financial        Tax
                                 Reporting        Reporting
                                 Purposes         Purposes        Differences
Investments in Local
  Limited Partnerships          $ 151,630        $(8,125,436)     $ 8,277,066

Other Assets                    $ 356,437        $ 1,404,939      $(1,048,502)

Liabilities                     $ 592,997        $     8,250      $   584,747

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
SERIES 6	2006 ----	2005 ----	2004 ----
Net Loss per Financial Statements	$ (342,258)	$ (198,709)	$ (294,767)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(626,405)	(849,870)	(788,055)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	385,232	3,894	12,119
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	103,448 3,954 (23,282) ------------	111,482 8,034 (36,754) ------------	34,124 8,478 (28,421) ------------
Partnership loss for tax purposes as of December 31	$ (499,311) ============	$ (961,923) ============	$(1,056,522) ============
	December 31, 2005 -----------	December 31, 2004 -----------	December 31, 2003 -----------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 38,926 ============	$ 154,714 ============

  The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2006 are as follows:

                                      Financial       Tax
                                      Reporting       Reporting
                                      Purposes        Purposes        Differences
Investments in Local
  Limited Partnerships               $  372,285       $(6,546,099)    $ 6,918,384

Other Assets                         $  541,950       $ 1,740,762     $(1,198,812)

Liabilities                          $  912,073       $     9,072     $   903,001

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Partnership income (loss) for tax purposes:
TOTAL SERIES 2 - 6	2006 ----	2005 ----	2004 ----
Net Loss per Financial Statements	$ (954,029)	$ (461,690)	$ (827,408)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(3,786,598)	(4,255,626)	(4,228,974)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	481,376	(626)	78,699
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	401,281 4,738 (102,920) -----------	253,879 12,983 (132,375) -----------	121,082 13,011 (158,728) -----------
Partnership loss for tax purposes as of December 31	$(3,956,152) ============	$(4,583,455) ============	$(5,002,318) ============

  The difference in the total value of the Partnership's Investment in Project Partnerships is approximately $7,286,137 higher for Series 2, $6,788,293 higher for Series 3, $8,178,201 higher for Series 4, $8,277,066 higher for Series 5 and $6,918,384 higher for Series 6 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

  The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes for the year ended March 31, 2006 are as follows:

                                  Financial        Tax
                                  Reporting        Reporting
                                  Purposes         Purposes        Differences
Investments in Local
  Limited Partnerships          $  523,915        $(36,924,166)    $37,448,081

Other Assets                    $1,907,068        $  6,403,353     $(4,496,285)

Liabilities                     $3,428,707        $     34,907     $ 3,393,800

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 2
Year 2006                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005    3/31/2006

Total Revenues           $   2,250     $    1,237    $   1,221     $   2,555

Net Income (Loss)        $ (33,601)    $  (39,394)   $ (30,846)    $ (52,558)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (5.42)     $   (6.36)    $  (4.98)     $  (8.48)

Series 3
Year 2006                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2005     9/30/2005    12/31/2005     3/31/2006

Total Revenues           $  12,398     $    4,618   $   3,414      $   2,431

Net Income (Loss)        $ (14,283)    $  (33,117)  $ (24,237)     $ (36,641)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (2.59)     $   (6.01)   $  (4.40)     $   (6.65)

Series 4
Year 2006                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2005      9/30/2005     12/31/2005     3/31/2006

Total Revenues           $   5,113      $   7,587     $     884      $   4,889

Net Income (Loss)        $ (26,707)     $ (36,676)    $ (33,089)     $ (41,832)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (3.82)     $   (5.25)     $  (4.74)      $  (5.99)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 5
Year 2006                  Quarter 1     Quarter 2     Quarter 3      Quarter 4
                           6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues            $  11,176     $   4,805     $   1,654      $   5,184

Net Income (Loss)         $ (31,297)    $ (44,906)    $ (43,496)     $ (89,091)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding  $   (3.60)    $   (5.16)    $   (5.00)     $  (10.24)

Series 6
Year 2006                 Quarter 1     Quarter 2     Quarter 3      Quarter 4
                          6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues            $  10,190     $   4,677     $   3,503     $   7,984

Net Income (Loss)         $ (36,442)    $ (43,655)    $ 172,237     $(434,398)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding  $   (3.57)    $   (4.28)    $    8.75     $  (42.99)

Series 2 - 6
Year 2006                 Quarter 1     Quarter 2     Quarter 3     Quarter 4
                          6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues            $  41,127     $  22,924     $  10,676      $  23,043

Net Income (Loss)         $(142,330)    $(197,748)    $  40,569      $(654,520)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

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

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 5
Year 2005                  Quarter 1     Quarter 2      Quarter 3     Quarter 4
                           6/30/2004     9/30/2004     12/31/2004     3/31/2005

Total Revenues            $   7,658     $   8,902     $   2,172      $   8,931

Net Income (Loss)         $ (34,298)    $ (39,929)    $ (37,000)     $ 126,380

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding  $   (3.94)    $   (4.59)    $   (4.25)     $    6.07

Series 6
Year 2005                 Quarter 1     Quarter 2     Quarter 3     Quarter 4
                          6/30/2004     9/30/2004     12/31/2004     3/31/2005

Total Revenues            $   7,557     $   9,396     $  10,174     $   4,912

Net Income (Loss)         $ (49,952)    $ (46,487)    $ (48,996)    $ (53,274)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding  $   (4.89)    $   (4.55)    $   (4.81)    $   (5.22)

Series 2 - 6
Year 2005                  Quarter 1     Quarter 2     Quarter 3     Quarter 4
                          6/30/2004     9/30/2004     12/31/2004     3/31/2005

Total Revenues            $  33,106     $  23,991     $  23,312      $  28,193

Net Income (Loss)         $(142,186)    $(183,249)    $(159,097)     $  22,842

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS'REPORT
                              --------------------------------

To the Partners
Meadowcrest Apartments Ltd.
Luverne, Alabama

We have audited the accompanying balance sheets of Meadowcrest Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners'deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 27, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                   INDEPENDENT AUDITORS'REPORT
                                   -----------------------------

To the Partners
Sylacauga Heritage Apartments Ltd.
Sylacauga, Alabama

We have audited the accompanying balance sheets of Sylacauga Heritage Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners'deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 10, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS'REPORT
                              ------------------------------

To the Partners
Lakeshore Apartments Ltd.
Tuskegee, Alabama

We have audited the accompanying balance sheets of Lakeshore Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners'deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 27, 2005

Donald W. Causey & Associates, P.C.
16 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                               INDEPENDENT AUDITORS'REPORT
                              ------------------------------

To the Partners
Countrywood Apartments Ltd.
Centerville, Alabama

We have audited the accompanying balance sheets of Countrywood Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners'deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountant
Gadsden, Alabama
February 24, 2005

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

                                INDEPENDENT AUDITORS'REPORT
                             --------------------------------

To the Partners
Wildwood Apartments Ltd.
Pineville, Louisiana

We have audited the accompanying balance sheets of Wildwood Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners'deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Donald W. Causey & Associates, P.C.
Certified Public Accountants
Gadsden, Alabama
February 24, 2005

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures.

  On or about January 3, 2006, Spence, Marston, Bunch, Morris & Co., Certified Public Accountants, P.C. ("SMBM") resigned as the principal independent accountant of Gateway. As explained to the Registrant by SMBM, the Registrant and its two affiliated funds were the only clients of SMBM required to file reports as a public company under the Securities Exchange Act of 1934. SMBM decided to resign due to the economic unfeasibility of providing auditing services to a small number of public company clients.

  During the years ended March 31, 2005 and March 31, 2004, and the subsequent interim periods through January 3, 2006, there were no disagreements with SMBM on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SMBM, would have caused them to make reference to the subject matter of the disagreement in connection with their report. In addition, none of the reportable events listed in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Registrant during the Registrant's two most recent fiscal years and the subsequent interim periods preceding the resignation of SMBM.

  The audit reports of SMBM on the financial statements of the Registrant for the two most recent fiscal years ended March 31, 2005 and March 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

  On January 11, 2006, Gateway engaged the firm of Reznick Group, P.C. ("Reznick") as its independent registered public accounting firm. The engagement was authorized by Gateway's audit committee. From January 1, 2004 to such date of engagement, neither Gateway nor anyone on behalf of Gateway consulted with Reznick regarding any matter requiring disclosure under Item 304(a)(2) of Regulation S-K.

Item 9a.  Controls and Procedures

  Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the chief executive and chief financial officers of the partnerhip's Managing General Partner, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B.  Other Information

  None.

PART III

Item 10.  Directors and Executive Officers of Gateway

  Gateway has no directors or executive officers. Gateway's affairs are managed and controlled by the Managing General Partner. Certain information concerning the directors and officers of the Managing General Partner are set forth below.

Raymond James Tax Credit Funds, Inc. - Managing General Partner

  Raymond James Tax Credit Funds, Inc. is the Managing General Partner and is responsible for decisions pertaining to the acquisition and sale of Gateway's interests in the Project Partnerships and other matters related to the business operations of Gateway. Certain officers and the directors of the Managing General Partner are as follows:

    Ronald M. Diner, age 62, is President and a Director. He is a Senior Vice   President of Raymond James & Associates, Inc., with whom he has been employed   since June 1983. Mr. Diner received an MBA degree from Columbia University (1968)   and a BS degree from Trinity College (1966). Prior to joining Raymond James &   Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate,   Inc., a real estate development firm. He was previously a loan officer at Marine   Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New   York regional investment firm. He has served as a member of the Board of   Directors of the Council for Rural Housing and Development, a national   organization of developers, managers and syndicators of properties developed under   the RECD Section 515 program, and is a member of the Board of Directors of the   Florida Council for Rural Housing and Development. Mr. Diner has been a speaker   and panel member at state and national seminars relating to the low-income housing   credit.

    J. Davenport Mosby, age 50, is a Vice President and a Director. He is a Senior   Vice President of Raymond James & Associates, Inc. which he joined in 1982. Mr.   Mosby received an MBA from the Harvard Business School (1982). He graduated magna   cum laude with a BA from Vanderbilt University where he was elected to Phi Beta   Kappa.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  Neither of the General Partners nor their directors and officers own any units of the outstanding securities of Gateway as of March 31, 2006.

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

  For the years ended March 31, 2006, 2005 and 2004 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

  Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.
	2006 ----	2005 ----	2004 ----
Series 2	$ 67,609	$ 67,609	$ 67,822
Series 3	62,716	62,717	63,022
Series 4	77,205	77,205	77,448
Series 5	92,722	92,722	95,180
Series 6	101,592 -----------	104,509 -----------	104,953 -----------
Total	$ 401,844 ===========	$ 404,762 ===========	$ 408,425 ===========

  General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
	2006 ----	2005 ----	2004 ----
Series 2	$ 47,681	$ 32,074	$ 32,065
Series 3	49,848	33,531	33,523
Series 4	62,853	42,279	42,266
Series 5	77,443	52,484	52,470
Series 6	81,777 ---------	55,400 ---------	55,384 ---------
Total	$ 319,602	$ 215,768	$ 215,708
	=========	=========	=========

  Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2006 and 2005 are as follows:
	March 31, 2006 --------------	March 31, 2005 --------------
Series 2	$ 647,557	$ 576,689
Series 3	546,061	479,749
Series 4	706,659	624,704
Series 5	589,347	491,645
Series 6	912,027 -----------	805,043 -----------
Total	$3,401,651 ===========	$2,977,830 ===========

Item 14.  Principal Accounting Fees & Services

  The aggregate fees incurred by the Partnership's principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements and review of financial statements included in the Partnership's quarterly reports on Form 10-Q for the year ended March 31, 2006 was $40,000. The aggregate fees billed by the Partnership's former principal accounting firm, Spence, Marston, Bunch, Morris and Co., during fiscal year 2006 for review of certain quarterly reports on Form 10-Q was $1,750.

  The aggregate fees billed by Spence, Marston, Bunch, Morris and Co. for professional services rendered for the audit of the annual financial statements and review of financial statements included in the Partnership's quarterly reports on form 10-Q for the year ended March 31, 2005 was $24,925.

  Tax - During fiscal 2006 and 2005, Spence, Marston, Bunch, Morris and Co. was engaged to prepare the Partnership's federal tax return, for which they billed $7,000 and $6,500 for 2006 and 2005, respectively.

  Other Fees - The Company's Audit Committee Charter requires that the Committee approve the engagement of the principal auditing firm prior to the rendering of any audit or non-audit services. During fiscal 2006, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

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

  (b)  Exhibit Listing

Exhibit
Number       Description

3.1          Certificate of Limited Partnership of Gateway Tax Credit Fund III Ltd.(Filed as an Exhibit to              Registration Statement on Form S-11, File No. 33-44238 and incorporated herein by reference.)

4.1          Limited Partnership Agreement of Gateway Tax Credit Fund III Ltd. (Filed as an Exhibit to              Registration Statement on Form S-11, File No. 33-44238 and incorporated herein by reference.)

16           Letter of Spence, Marston, Bunch, Morris & Co. (Filed as Exhibit 16 to Report on Form 8-K filed              January 12, 2006 and incorporated herein by reference.)

23           The consent of Reznick Group, P.C. (Filed herewith.)

23           The consent of Spence, Marston, Bunch, Morris & Co. (Filed herewith.)

31.1         Certification required by Rule 15d-14(a)  (Filed herewith.)

31.2         Certification required by Rule 15d-14(a)  (Filed herewith.)

32           Certification required by Rule 15d-14(b)  (Filed herewith.)

Reports filed on Form 8-K:

Item 4.01 Changes in Registrant's Certifying Accountant, Form 8-K (Filed January 12, 2006 and incorporated herein by reference.)

Item 4.01 Changes in Registrant's Certifying Accountant, form 8-K (Filed January 5, 2006 and incorporated herein by reference.)

Item 8.01 Other Events, form 8-K (Filed August 12, 2005 and incorporated herein by reference.)

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

SERIES 2
Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

Claxton, GA

Douglas, GA

Hartwell, GA

Albion, PA

Westfield, NY

Tuskegee, AL

Lewiston, NY

Charleston, AR

Sallisaw, OK

Pocola, OK

Inverness, FL

Pearson, GA

Richland, GA

Lake Park, GA

Waynesboro, GA

Mt. Vernon, GA

Lakeland, GA

Eagle Butte, SD

Sylacauga, AL

Manchester, GA

Durango, CO

Columbus, KS

		24 24 24 33 32 34 25 32 47 36 72 25 34 48 30 21 29 21 44 49 24 16	$ 645,543 688,182 691,577 1,176,846 1,228,426 1,033,546 981,339 826,545 1,174,201 968,414 2,932,551 609,336 850,775 1,457,698 870,724 562,874 764,128 957,864 1,359,399 1,428,157 1,016,872 428,240
------------
$ 22,653,237
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

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

820,962

836,998

1,376,297

1,451,283

1,238,749

1,178,185

1,060,098

1,480,089

1,223,370

3,111,565

767,590

1,027,512

1,710,725

1,047,107

680,437

930,574

1,150,214

1,648,081

1,746,076

1,123,454

444,257

$ 9,094 0 0 27,810 91,227 29,255 17,350 0 0 0 179,759 (1,130) (1,141) (4,183) (1,925) (1,252) (2,759) 147,740 68,356 (462) 99,510 26,188
	-----------	------------	-----------
	$1,115,553	$26,819,761	$ 683,437
	===========	============	===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

SERIES 2
Apartment Properties	Gross Amount At Which Carried At December 31, 2005 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

$ 33,400 33,600 22,700 70,041 24,017 28,600 38,400 16,000 37,500 22,500 205,500 15,000 31,500 88,000 36,400 21,750 28,000 97,661 69,475 36,000 140,250 69,607

$    775,232

820,962

836,998

1,396,066

1,539,993

1,268,004

1,195,535

1,060,098

1,480,089

1,223,370

3,291,324

766,460

1,026,371

1,706,542

1,045,182

679,185

927,815

1,266,793

1,713,042

1,745,614

1,222,964

465,211

$    808,632

854,562

859,698

1,466,107

1,564,010

1,296,604

1,233,935

1,076,098

1,517,589

1,245,870

3,496,824

781,460

1,057,871

1,794,542

1,081,582

700,935

955,815

1,364,454

1,782,517

1,781,614

1,363,214

534,818

	-----------	------------	------------
	$1,165,901	$27,452,850	$28,618,751
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

SERIES 2
Apartment Properties Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

	$ 429,321 460,979 472,412 543,627 622,649 514,895 456,700 663,167 904,960 685,889 1,760,107 395,444 523,938 906,064 537,720 351,006 474,930 556,921 702,461 881,353 483,015 295,828	5-27.5 5-27.5 5-27.5 5-27.5 5-40 5-40 5-40 5-25 5-25 5-27.5 5-27.5 5-30 5-30 5-30 5-30 5-30 5-30 5-40 5-40 5-30 5-40 5-27.5
-----------
$13,623,386
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

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

Cynthiana, KY

Helena, GA

Logansport, LA

52 52 32 24 52 48 24 24 41 16 10 40 28 12 24 54 40 38 44 32 24 25 32

$ 1,270,711

1,287,935

841,495

626,721

1,285,942

1,167,959

773,447

876,030

1,184,875

564,242

268,421

1,172,994

833,336

347,546

717,902

1,091,444

1,040,409

1,093,035

1,460,633

873,112

741,969

665,062

1,122,425

------------
$21,307,645
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

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

$ 1,712,321

1,674,103

1,102,984

834,273

1,734,010

1,560,201

885,923

1,018,523

1,198,373

745,635

339,144

1,447,439

1,018,897

419,725

885,087

1,361,096

1,102,728

1,376,075

1,769,334

1,097,214

891,543

801,128

1,058,773

$ 0 0 0 0 0 0 103,798 107,317 161,856 84,671 8,433 96,352 32,545 0 (1,412) 279,434 11,564 7,941 21,248 18,408 0 1,791 298,357
	-----------	------------	------------
	$1,104,746	$26,034,529	$1,232,303
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

SERIES 3
Apartment Properties	Gross Amount At Which Carried At December 31, 2005 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Birchwood Apts.

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Bryan Senior

Brubaker Square

Southwood

Villa Allegra

Belmont Senior

Heritage Villas

Logansport Seniors

$ 76,827 70,000 45,500 26,000 70,000 37,500 133,698 41,225 120,858 11,749 0 55,750 48,000 20,700 43,581 23,378 74,000 75,000 15,000 35,000 43,600 21,840 27,621

$ 1,712,321

1,674,103

1,102,984

834,273

1,734,010

1,560,201

972,763

1,125,840

1,352,486

830,319

347,577

1,543,791

1,051,442

419,725

883,675

1,653,137

1,114,292

1,384,016

1,790,582

1,115,622

891,543

802,919

1,357,130

$ 1,789,148

1,744,103

1,148,484

860,273

1,804,010

1,597,701

1,106,461

1,167,065

1,473,344

842,068

347,577

1,599,541

1,099,442

440,425

927,256

1,676,515

1,188,292

1,459,016

1,805,582

1,150,622

935,143

824,759

1,384,751

	-----------	------------	------------
	$1,116,827	$27,254,751	$28,371,578
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

SERIES 3
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Birchwood Apts.

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Bryan Senior

Brubaker Square

Southwood

Villa Allegra

Belmont Senior

Heritage Villas

Logansport Seniors

	$ 1,204,072 1,146,570 747,412 565,636 1,212,702 1,082,952 485,658 703,372 651,060 525,506 223,020 952,951 604,467 234,562 493,848 970,479 755,384 874,465 940,866 714,366 352,902 418,815 474,460	5-25 5-25 5-25 5-25 5-25 5-25 5-40 5-27.5 5-40 5-27.5 5-27.5 5-27.5 5-30 5-27.5 5-27.5 5-25 5-27.5 5-27.5 5-50 5-27.5 5-40 5-30 5-40
-----------
$16,335,525
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

SERIES 4
Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Alsace Village

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Edmonton Senior

Jonesville Manor

Norton Green

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

Soda Springs, ID

Seneca, MO

Eudora, KS

Westville, OK

Wellsville, KS

Stilwell, OK

Spring Hill, KS

Smithfield, UT

Galliano, LA

Oakdale, LA

Fairchance, PA

Howard, SD

St. George, SC

Williston, SC

Brackettville, TX

Sonora, TX

Ozona, TX

Fredericksburg,TX

St. Joseph, IL

Huron, SD

Ashland, ME

Jasper, AR

Edmonton, KY

Jonesville, VA

Norton, VA

Owingsville, KY

Timpson, TX

Barnesville, GA

Arkansas City, KS

24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12

$   626,202

597,848

941,472

843,687

636,189

1,265,529

684,132

1,511,778

1,378,174

803,931

1,346,626

839,849

739,294

784,387

807,636

828,097

620,329

1,182,632

813,356

699,229

1,185,652

843,674

741,262

1,326,517

1,317,543

693,852

661,234

1,023,543

336,585

------------
$26,080,239
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

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

640,702

1,207,482

1,074,126

772,971

1,627,974

986,569

1,698,213

1,408,434

989,522

1,578,814

977,493

915,400

959,345

963,366

962,315

719,843

1,357,563

940,580

810,110

1,361,892

1,067,890

866,714

1,578,135

1,535,373

820,044

802,416

1,259,547

395,228

$ 51,639 102,932 32,661 0 (1) 0 0 154,721 769,580 500,637 78,648 44,989 1,018 14,394 50,297 33,717 42,246 41,689 8,303 43,757 28,911 16,804 0 86,790 152,657 5,250 0 0 0
	-----------	------------	------------
	$1,298,972	$31,049,651	$2,261,639
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

SERIES 4
Apartment Properties	Gross Amount At Which Carried At December 31, 2005 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

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

79,386

64,278

27,560

38,000

30,000

49,800

115,040

85,000

42,000

118,004

63,800

22,600

25,000

28,600

51,000

40,000

45,000

28,000

29,471

38,200

27,000

40,000

100,000

120,000

28,000

13,500

29,500

16,800

$   823,229

740,460

1,225,865

1,074,126

772,970

1,627,974

986,569

1,820,394

2,178,014

1,490,159

1,607,458

1,015,882

916,418

973,739

1,013,663

996,032

762,089

1,399,252

948,883

848,896

1,390,803

1,084,694

866,714

1,664,925

1,688,030

825,294

802,416

1,259,547

395,228

$   838,229

819,846

1,290,143

1,101,686

810,970

1,657,974

1,036,369

1,935,434

2,263,014

1,532,159

1,725,462

1,079,682

939,018

998,739

1,042,263

1,047,032

802,089

1,444,252

976,883

878,367

1,429,003

1,111,694

906,714

1,764,925

1,808,030

853,294

815,916

1,289,047

412,028

	-----------	------------	------------
	$1,410,539	$33,199,723	$34,610,262
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

SERIES 4
Apartment Properties Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Alsace Village

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Edmonton Senior

Jonesville Manor

Norton Green

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

$   478,997

455,951

672,868

600,054

434,220

910,059

609,912

660,989

637,352

471,871

646,199

464,170

538,228

552,835

350,251

363,767

265,065

501,345

531,822

463,966

801,923

429,224

338,150

924,752

961,584

318,603

314,550

521,915

220,723

5-27.5 5-27.5 5-27.5 5-27.5 5-25 5-27.5 5-25 5-40 5-40 5-40 5-40 5-40 5-27.5 5-27.5 5-40 5-40 5-40 5-40 5-27.5 5-27.5 5-27.5 5-40 5-40 5-27.5 5-27.5 5-40 5-40 5-27.5 5-27.5
-----------
$15,441,345
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

SERIES 5
Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Seymour

Effingham

S.F. Winfield

S.F.Medicine Lodge

S.F. Ottawa

S.F. Concordia

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

Seymour, IN

Effingham, IL

Winfield, KS

Medicine Lodge,KS

Ottawa, KS

Concordia, KS

Carrollton, GA

Lexington, SC

Ellijay, GA

Greensboro, GA

Greensboro, GA

Wrightsville, GA

Shellman, GA

Cordele, GA

Cordele, GA

Crawford, GA

Wagoner, OK

South Boston, VA

Russellville, AL

Red Bay, AL

Clayton, OK

Alma, AR

Hiawatha, KS

Eureka, KS

Spring Hill, KS

Menard, TX

Wallis, TX

Zapata, TX

Grove, OK

Portland, IN

Georgetown, OH

Chandler, TX

Cloverdale, IN

Pineville, MO

Americus, GA

37 24 12 16 24 20 78 40 44 24 32 24 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24

$ 1,215,031

789,511

328,582

448,128

564,200

549,806

2,627,989

1,363,269

1,434,970

718,131

883,317

712,726

725,144

1,295,859

914,201

731,007

2,044,999

1,249,783

723,529

683,142

656,169

720,693

627,037

642,726

1,106,183

616,944

393,566

960,568

1,407,203

573,391

727,534

744,795

1,050,094

314,069

712,284

------------
$31,256,580
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

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

1,790

1,482

8,365

19,213

8,947

2,247,274

648,716

1,545,898

788,834

975,271

675,563

375,617

1,129,290

502,075

703,300

328,748

717,239

1,164

1,164

0

0

(2,523)

51,479

59,584

16,885

11,203

78,580

1,299,240

361,654

836,255

393,316

51,154

43,330

13,100

	-----------	------------	------------
	$1,401,999	$24,326,999	$13,898,852
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

SERIES 5
Apartment Properties	Gross Amount At Which Carried At December 31, 2005 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

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

38,500

18,000

21,600

25,200

28,000

248,068

55,575

84,582

15,930

16,845

14,700

13,500

60,000

48,000

16,600

119,888

70,000

39,781

25,000

35,600

45,000

12,020

22,660

70,868

21,000

97,313

46,323

28,000

15,000

50,393

40,000

33,300

60,006

14,300

$ 1,458,202

942,117

384,402

551,324

707,142

667,908

2,969,833

1,629,774

1,675,651

850,329

1,071,819

871,634

888,148

1,542,433

1,080,784

891,112

2,520,905

1,559,574

850,160

815,596

835,930

912,710

764,705

800,983

1,378,510

738,136

481,020

1,196,795

1,713,669

800,439

935,345

976,431

1,295,129

371,453

886,696

$ 1,517,702

980,617

402,402

572,924

732,342

695,908

3,217,901

1,685,349

1,760,233

866,259

1,088,664

886,334

901,648

1,602,433

1,128,784

907,712

2,640,793

1,629,574

889,941

840,596

871,530

957,710

776,725

823,643

1,449,378

759,136

578,333

1,243,118

1,741,669

815,439

985,738

1,016,431

1,328,429

431,459

900,996

	-----------	------------	------------
	$1,611,052	$38,016,798	$39,627,850
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

SERIES 5
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Seymour

Effingham

S.F. Winfield

S.F.Medicine Lodge

S.F. Ottawa

S.F. Concordia

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

$   797,841

510,070

216,239

279,662

393,290

375,457

1,461,477

785,740

810,553

392,895

495,003

421,340

430,474

721,190

518,091

423,312

796,370

539,288

278,509

270,054

447,062

536,724

411,565

421,980

786,896

215,825

281,626

418,320

978,898

350,024

392,096

536,352

689,837

228,819

310,668

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-30

5-30

5-30

5-30

5-30

5-30

5-30

5-50

5-40

5-50

5-50

5-27.5

5-25

5-27.5

5-27.5

5-25

5-30

5-30

5-27.5

5-25

5-27.5

5-50

5-27.5

5-25

5-27.5

5-27.5

-----------
$17,923,547
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

SERIES 6
Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Spruce

Shannon Apartments

Carthage

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Vilage

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

Pierre, SD

O'Neill, NE

Carthage, MO

Coal City, IL

Blacksburg, SC

Smyrna, DE

Ehrhardt, SC

Sinton, TX

Frankston, TX

Flagler Beach, FL

Williamsburg, KY

Monett, MO

Arma, KS

Southwest City, MO

Luverne, AL

Parsons, KS

Newport, TN

Jenkins, KY

Corbin, KY

Somerset, KY

Mitchell, SD

Watertown, SD

Jacksonville, TX

Brodhead, KY

Mt. Vernon, KY

Hazlehurst, MS

Yankton, SD

Hooversville, PA

Logan, OH

Haines, AK

Barbourville, KY

Gassville, AR

St. George, SC

Mountain View, AR

Harrison, AR

Hardy, AR

Dawson, GA

24 16 24 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 25 40

$   899,380

526,334

560,784

960,034

1,066,186

1,447,206

551,449

835,901

551,328

1,387,561

798,509

774,405

706,394

313,152

989,364

1,236,989

1,277,776

1,079,590

784,913

767,762

985,291

855,667

965,511

773,333

771,217

947,285

1,142,294

1,319,720

1,232,730

2,346,100

782,820

782,592

455,575

1,076,918

135,258

284,053

1,166,120

------------
$33,537,501
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

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

94,494

578,597

1,121,477

1,278,860

1,619,209

671,750

985,010

639,068

1,534,541

995,782

782,795

771,316

319,272

1,130,651

1,483,188

1,470,505

1,142,517

977,220

893,323

1,121,119

1,017,572

1,151,157

932,468

884,596

1,118,734

1,269,252

1,428,656

1,477,527

2,851,953

924,144

788,157

239,455

1,361,272

595,604

473,695

346,569

$1,004,863

596,971

65,176

129,536

54,183

5,968

24,756

25,946

7,863

0

9,864

43,587

41,675

42,334

28,913

0

116,215

240,461

1,091

33,603

96,735

85,353

25,147

19,001

14,795

49,905

134,191

224,027

10,085

46,461

36,646

33,083

308,553

(9,579)

478

458,294

1,088,404

	-----------	------------	------------
	$2,029,096	$36,580,277	$5,094,584
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

SERIES 6
Apartment Properties	Gross Amount At Which Carried At December 31, 2005
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

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

21,526

120,393

60,055

39,930

51,665

9,020

42,103

30,000

118,575

40,000

173,213

89,512

85,136

87,700

49,780

61,350

32,000

44,250

29,550

96,692

39,848

37,440

21,600

55,000

60,000

112,363

108,200

39,300

189,323

79,000

23,000

13,000

37,500

20,000

21,250

40,000

$ 1,087,367

674,939

639,194

1,251,013

1,333,043

1,625,177

696,506

1,010,956

646,931

1,534,541

1,005,646

823,398

808,991

343,773

1,144,364

1,483,188

1,586,720

1,382,978

978,311

932,376

1,216,162

1,095,077

1,183,111

951,469

899,391

1,168,639

1,381,080

1,544,483

1,487,612

2,898,414

960,790

821,240

548,008

1,351,693

596,082

910,739

1,434,973

$ 1,173,675

696,465

759,587

1,311,068

1,372,973

1,676,842

705,526

1,053,059

676,931

1,653,116

1,045,646

996,611

898,503

428,909

1,232,064

1,532,968

1,648,070

1,414,978

1,022,561

961,926

1,312,854

1,134,925

1,220,551

973,069

954,391

1,228,639

1,493,443

1,652,683

1,526,912

3,087,737

1,039,790

844,240

561,008

1,389,193

616,082

931,989

1,474,973

	-----------	------------	------------
	$2,265,582	$41,438,375	$43,703,957
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

SERIES 6
Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Spruce

Shannon Apartments

Carthage

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Vilage

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

$   472,908

249,211

439,200

484,332

734,142

887,181

347,707

298,059

188,675

565,987

507,627

547,612

508,906

231,101

432,744

815,700

832,195

500,519

352,725

337,455

529,280

405,119

640,993

333,161

318,301

413,584

672,969

555,684

643,006

1,437,268

490,191

419,928

263,050

514,991

220,236

324,040

444,845

5-30

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-50

5-30

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-40

5-25

5-40

5-50

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-40

5-40

5-40

-----------
$18,360,632
===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 2

Balance at beginning of period -
December 31, 2004
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 73,690 17,225 0 --------- 0 0 ---------	$28,527,836 90,915 0 ---------
Balance at end of period - December 31, 2005		$28,618,751 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2004 Current year expense Less Accumulated Depreciation of real estate sold Prior Year Adjustment	875,459 0 0 ---------	$12,747,926 875,459 ----------
Balance at end of period - December 31, 2005		$ 13,623,385 ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005

GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 3

Balance at beginning of period -
December 31, 2004
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 112,479 7,867 0 --------- 0 (217) ---------	$28,251,449 120,346 (217) ---------
Balance at end of period - December 31, 2005		$28,371,578 ===========

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2004 Current year expense Less Accumulated Depreciation of real estate sold Prior Year Adjustment	957,292 (217) --------	$15,378,450 957,075 ----------
Balance at end of period - December 31, 2005		$16,335,525 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 4

Balance at beginning of period -
December 31, 2004
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 162,910 0 (11,742) --------- 0 0 ---------	$34,459,094 151,168 0 ---------
Balance at end of period - December 31, 2005		$34,610,262 =============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2004 Current year expense Less Accumulated Depreciation of real estate sold Prior Year Adjustment	1,043,991 0 (11,742) ---------	$ 14,409,096 1,032,249 ----------
Balance at end of period - December 31, 2005		$15,441,345 ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 5

Balance at beginning of period -
December 31, 2004
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 80,302 0 0 --------- 0 0 ---------	$39,547,548 80,302 0 ---------
Balance at end of period - December 31, 2005		$39,627,850 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2004 Current year expense Less Accumulated Depreciation of real estate sold Prior Year Adjustment	1,203,506 0 (78,134) --------	$16,798,175 1,125,372 ----------
Balance at end of period - December 31, 2005		$17,923,547 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2005
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 6
Balance at beginning of period -
December 31, 2004
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold (Mt.Crest)
  Other

	0 185,160 20,099 0 --------- (1,256,339) 0 ---------	$44,755,037 205,259 (1,256,339) ----------
Balance at end of period - December 31, 2005		$43,703,957 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2004 Current year expense Less Accumulated Depreciation of real estate sold Prior Year Adjustment	1,293,169 (604,692) (324) ----------	$17,672,479 688,153 ----------
Balance at end of period - December 31, 2005		$18,360,632 ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2005

SERIES 2
PARTNERSHIP -----------	# OF UNITS ------	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE --------	TERM (YEARS) ------

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

24 24 24 33 32 34 25 32 47 36 72 25 34 48 30 21 29 21 44 49 24 16

$   645,543

688,182

691,577

1,176,846

1,228,426

1,033,546

981,339

826,545

1,174,201

968,414

2,932,551

609,336

850,775

1,457,698

870,724

562,874

764,128

957,864

1,359,399

1,428,157

1,016,872

428,240
-----------

			8.75% 8.75% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 9.00% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 9.00% 8.25%	5,883 6,284 5,307 9,011 9,218 7,905 7,720 6,333 8,980 7,407 27,905 4,926 6,517 11,466 6,666 4,309 5,882 7,515 10,536 10,958 7,739 3,102	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50
$22,653,237 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2005

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

Belmont Senior

Heritage Villas

Logansport Seniors

52 52 32 24 52 48 24 24 41 16 10 40 28 12 24 54 40 38 44 32 24 25 32

$ 1,270,711

1,287,935

841,495

626,721

1,285,942

1,167,959

773,447

876,030

1,184,875

564,242

268,421

1,172,994

833,336

347,546

717,902

1,091,444

1,040,409

1,093,035

1,460,633

873,112

741,969

665,062

1,122,425
-----------

			9.50% 9.50% 9.50% 9.00% 9.50% 9.50% 9.50% 9.00% 9.00% 8.75% 9.00% 9.00% 9.50% 9.50% 8.75% 9.00% 10.00% 9.00% 9.25% 9.00% 9.00% 8.75% 8.75%	10,682 10,654 6,905 4,950 10,657 9,727 6,410 6,927 9,279 5,146 2,131 9,310 6,906 3,119 5,815 9,198 9,455 8,646 11,752 7,053 6,001 5,110 6,745	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 40 50 50 50 50 50 50 50
$21,307,645 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2005

SERIES 4
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE -------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

Alsace Village

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Smithfield

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Edmonton Senior

Jonesville Manor

Norton Green

Owingsville Senior

Timpson Seniors

Piedmont

S.F. Arkansas City

24 24 36 36 24 52 24 40 48 32 34 24 24 24 32 32 24 48 24 21 25 25 24 40 40 22 28 36 12

$   626,202

597,848

941,472

843,687

636,189

1,265,529

684,132

1,511,778

1,378,174

803,931

1,346,626

839,849

739,294

784,387

807,636

828,097

620,329

1,182,632

813,356

699,229

1,185,652

843,674

741,262

1,326,517

1,317,543

693,852

661,234

1,023,543

336,585
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
$26,080,239 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2005

SERIES 5
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE -------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

Seymour

Effingham

S.F. Winfield

S.F.Medicine Lodge

S.F. Ottawa

S.F. Concordia

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

37 24 12 16 24 20 78 40 44 24 32 24 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24

$ 1,215,031

789,511

328,582

448,128

564,200

549,806

2,627,989

1,363,269

1,434,970

718,131

883,317

712,726

725,144

1,295,859

914,201

731,007

2,044,999

1,249,783

723,529

683,142

656,169

720,693

627,037

642,726

1,106,183

616,944

393,566

960,568

1,407,203

573,391

727,534

744,795

1,050,094

314,069

712,284
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
$31,256,580 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2005

SERIES 6
PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE -------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

Spruce

Shannon Apartments

Carthage

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Vilage

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

24 16 24 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 25 40

$   899,380

526,334

560,784

960,034

1,066,186

1,447,206

551,449

835,901

551,328

1,387,561

798,509

774,405

706,394

313,152

989,364

 1,236,989

1,277,776

1,079,590

784,913

767,762

985,291

855,667

965,511

773,333

771,217

947,285

1,142,294

1,319,720

1,232,730

2,346,100

782,820

782,592

455,575

1,076,918

135,258

284,053

1,166,120
-----------

8.75%

8.75%

8.75%

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
$33,537,501 ===========

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: July 14, 2006               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: July 14, 2006               By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: July 14, 2006               By:/s/ Sandra C. Humphreys
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

Date: July 14, 2006              By:/s/ Ronald M. Diner
                                 Ronald M. Diner
                                 President
                                 Raymond James Tax Credit Funds, Inc.
                                 (the Managing General Partner)

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

Date: July 14, 2006              By:/s/ Jonathan Oorlog
                                 Jonathan Oorlog
                                 Vice President and Chief Financial Officer
                                 Raymond James Tax Credit Funds, Inc.
                                 (the Managing General Partner)

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

        We, each hereby certify to the best of our knowledge that the Annual Report of Form 10-K of Gateway Tax Credit Fund II Ltd. for the year ended March 31, 2006 containing the financial statements fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
July 14, 2006

/s/ Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
July 14, 2006