Form 10-Q
period 2006-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 2006-08-14
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from __________ to ___________

Commission File Number:  0-19022

                              Gateway Tax Credit Fund II Ltd.
         Exact name of Registrant as specified in its charter)

                Florida                                       65-0142704
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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ ]    No  [X]

PART I - Financial Information

Item 1.  Financial Statements:

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 2	June 30, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

    Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,136 at June 30, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,136 at June 30, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners'(Deficit)

    Total Liabilities and Partners'    (Deficit)

$  304,837
0
-----------
304,837

0
-----------
$  304,837
===========

$   48,798
0
-----------
48,798
-----------

616,098
-----------

(302,659)
(57,400)
-----------
(360,059)
-----------

$  304,837
===========

$  250,529
66,276
-----------
316,805

0
-----------
$  316,805
===========

$   48,304
8,030
-----------
56,334
-----------

599,253
-----------

(281,595)
(57,187)
-----------
(338,782)
-----------

$  316,805
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 3	June 30, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 5,456 at June 30, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 5,456 at June 30, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners'(Deficit)

    Total Liabilities and Partners'    (Deficit)

$  290,151
0
-----------
290,151

0
-----------
$  290,151
===========

$   57,615
0
-----------
57,615
-----------

508,770
-----------

(225,656)
(50,578)
-----------
(276,234)
-----------

$  290,151
===========

$  236,035
58,952
-----------
294,987

0
-----------
$  294,987
===========

$   52,905
7,300
-----------
60,205
-----------

493,156
-----------

(207,975)
(50,399)
-----------
(258,374)
-----------

$  294,987
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 4	June 30, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,915 at June 30, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,915 at June 30, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners'(Deficit)

    Total Liabilities and Partners'    (Deficit)

$  383,248
0
-----------
383,248

0
-----------
$  383,248
===========

$   64,106
0
-----------
64,106
-----------

666,670
-----------

(283,398)
(64,130)
-----------
(347,528)
-----------

$  383,248
===========

$  322,204
74,685
-----------
396,889

0
-----------
$  396,889
===========

$   59,221
8,030
-----------
67,251
-----------

647,438
-----------

(253,967)
(63,833)
-----------
(317,800)
-----------

$  396,889
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 5	June 30, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 8,616 at June 30, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 8,616 at June 30, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity     (Deficit)

$  346,323
0
0
-----------
346,323

142,664
-----------
$  488,987
===========

$   76,493
0
0
-----------
76,493
-----------

534,673
-----------

(119,719)
(2,460)
-----------
(122,179)
-----------

$  488,987
===========

$  262,439
912
93,086
-----------
356,437

151,630
-----------
$  508,067
===========

$   77,770
0
3,650
-----------
81,420
-----------

511,577
-----------

(82,842)
(2,088)
-----------
(84,930)
-----------

$  508,067
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 6	June 30, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 10,105 at June 30, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 10,105 at June 30, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity     (Deficit)

$  454,765
79,835
-----------
534,600

358,718
-----------
$  893,318
===========

$   68,739
46
-----------
68,785
-----------

863,342
-----------

(38,399)
(410)
-----------
(38,809)
-----------

$  893,318
===========

$  463,580
78,370
-----------
541,950

372,285
-----------
$  914,235
===========

$   73,971
46
-----------
74,017
-----------

838,056
-----------

2,162
0
-----------
2,162
-----------

$  914,235
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 2 - 6	June 30, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 37,228 at June 30, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at June 30, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity     (Deficit)

$1,779,324
0
79,835
-----------
1,859,159

501,382
-----------
$2,360,541
===========

$  315,751
46
0
-----------
315,797
-----------

3,189,553
-----------

(969,831)
(174,978)
-----------
(1,144,809)
-----------

$2,360,541
===========

$1,534,787
912
371,369
-----------
1,907,068

523,915
-----------
$2,430,983
===========

$  312,171
46
27,010
-----------
339,227
-----------

3,089,480
-----------

(824,217)
(173,507)
-----------
(997,724)
-----------

$2,430,983
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 2	2006 ----	2005 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    2,556
-----------
2,556
-----------

16,845

8,867
1,346
0
-----------
27,058
-----------

(24,502)
0
3,225
-----------
$  (21,277)
===========

$  (21,064)
(213)
-----------
$  (21,277)
===========

$    (3.43)
===========
6,136
===========

$    2,250
-----------
2,250
-----------

16,902

10,099
2,920
177
-----------
30,098
-----------

(27,848)
(8,418)
2,665
-----------
$  (33,601)
===========

$  (33,265)
(336)
-----------
$  (33,601)
===========

$    (5.42)
===========
6,136
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 3	2006 ----	2005 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   10,940
-----------
10,940
-----------

15,615

14,117
2,128
-----------
31,860
-----------

(20,920)
0
3,060
-----------
$  (17,860)
===========

$  (17,681)
(179)
-----------
$  (17,860)
===========

$    (3.24)
===========
5,456
===========

$   12,398
-----------
12,398
-----------

15,679

10,558
2,892
-----------
29,129
-----------

(16,731)
0
2,448
-----------
$  (14,283)
===========

$  (14,140)
(143)
-----------
$  (14,283)
===========

$    (2.59)
===========
5,456
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 4	2006 ----	2005 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    5,977
-----------
5,977
-----------

19,232

17,800
2,738
-----------
39,770
-----------

(33,793)
0
4,065
-----------
$  (29,728)
===========

$  (29,431)
(297)
-----------
$  (29,728)
===========

$    (4.26)
===========
6,915
===========

$    5,113
-----------
5,113
-----------

18,051

13,312
3,684
-----------
35,047
-----------

(29,934)
0
3,227
-----------
$  (26,707)
===========

$  (26,440)
(267)
-----------
$  (26,707)
===========

$    (3.82)
===========
6,915
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 5	2006 ----	2005 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   12,500
-----------
12,500
-----------

23,096

21,483
1,616
3,859
-----------
50,054
-----------

(37,554)
(3,365)
3,670
-----------
$  (37,249)
===========

$  (36,877)
(372)
-----------
$  (37,249)
===========

$    (4.28)
===========
8,616
===========

$   11,176
-----------
11,176
-----------

23,180

16,525
4,370
501
-----------
44,576
-----------

(33,400)
(2,020)
4,123
-----------
$  (31,297)
===========

$  (30,984)
(313)
-----------
$  (31,297)
===========

$    (3.60)
===========
8,616
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
SERIES 6	2006 ----	2005 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   13,373
-----------
13,373
-----------

25,287

22,710
2,099
9,513
-----------
59,609
-----------

(46,236)
(1,079)
6,344
-----------
$  (40,971)
===========

$  (40,561)
(410)
-----------
$  (40,971)
===========

$    (4.01)
===========
10,105
===========

$   10,190
-----------
10,190
-----------

26,127

17,443
4,843
1,526
-----------
49,939
-----------

(39,749)
(1,909)
5,216
-----------
$  (36,442)
===========

$  (36,078)
(364)
-----------
$  (36,442)
===========

$    (3.57)
===========
10,105
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30,
(Unaudited)
TOTAL SERIES 2 - 6	2006 ----	2005 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   45,346
-----------
45,346
-----------

100,075

84,977
9,927
13,372
-----------
208,351
-----------

(163,005)
(4,444)
20,364
-----------
$ (147,085)
===========

$ (145,614)
(1,471)
-----------
$ (147,085)
===========

$   41,127
-----------
41,127
-----------

99,939

67,937
18,709
2,204
-----------
188,789
-----------

(147,662)
(12,347)
17,679
-----------
$ (142,330)
===========

$ (140,907)
(1,423)
-----------
$ (142,330)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at June 30, 2005 Balance at March 31, 2006 Net Loss Balance at June 30, 2006	$ (126,760) (33,265) ------------ $ (160,025) ============ $ (281,595) (21,064) ------------ $ (302,659) ============	$ (55,623) (336) ------------ $ (55,959) ============ $ (57,187) (213) ------------ $ (57,400) ============	$ (182,383) (33,601) ------------ $ (215,984) ============ $ (338,782) (21,277) ------------ $ (360,059) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at June 30, 2005 Balance at March 31, 2006 Net Loss Balance at June 30, 2006	$ (100,780) (14,140) ------------ $ (114,920) ============ $ (207,975) (17,681) ------------ $ (225,656) ============	$ (49,316) (143) ------------ $ (49,459) ============ $ (50,399) (179) ------------ $ (50,578) ============	$ (150,096) (14,283) ------------ $ (164,379) ============ $ (258,374) (17,860) ------------ $ (276,234) =========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at June 30, 2005 Balance at March 31, 2006 Net Loss Balance at June 30, 2006	$ (117,046) (26,440) ------------ $ (143,486) ============ $ (253,967) (29,431) ------------ $ (283,398) ============	$ (62,450) (267) ------------ $ (62,717) ============ $ (63,833) (297) ------------ $ (64,130) ============	$ (179,496) (26,707) ------------ $ (206,203) ============ $ (317,800) (29,728) ------------ $ (347,528) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at June 30, 2005 Balance at March 31, 2006 Net Loss Balance at June 30, 2006	$ 123,860 (30,984) ------------ $ 92,876 ============ $ (82,842) (36,877) ------------ $ (119,719) ============	$ 0 (313) ------------ $ (313) ============ $ (2,088) (372) ------------ $ (2,460) ============	$ 123,860 (31,297) ------------ $ 92,563 ============ $ (84,930) (37,249) ------------ $ (122,179) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at June 30, 2005 Balance at March 31, 2006 Net Loss Balance at June 30, 2006	$ 651,535 (36,078) ------------ $ 615,457 ============ $ 2,162 (40,561) ------------ $ (38,399) ============	$ (83,041) (364) ------------ $ (83,405) ============ $ 0 (410) ------------ $ (410) ============	$ 568,494 (36,442) ------------ $ 532,052 ============ $ 2,162 (40,971) ------------ $ (38,809) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at June 30, 2005 Balance at March 31, 2006 Net Loss Balance at June 30, 2006	$ 430,809 (140,907) ------------ $ 289,902 ============ $ (824,217) (145,614) ------------ $ (969,831) ============	$ (250,430) (1,423) ------------ $ (251,853) ============ $ (173,507) (1,471) ------------ $ (174,978) ============	$ 180,379 (142,330) ------------ $ 38,049 ============ $ (997,724) (147,085) ------------ $(1,144,809) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)
SERIES 2 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments in    Securities
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
      Increase in Payable to General Partners
      Decrease in Other Payable

       Net Cash Used in Operating        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

      Net Cash Provided by Investing
      Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (21,277) 0 0 0 (2,556) 17,339 (8,030) ---------- (14,524) ---------- 2,556 66,276 ---------- 68,832 ---------- 54,308 250,529 ---------- $ 304,837 ==========	$ (33,601) 177 (1,175) 8,418 (2,250) 16,937 0 ---------- (11,494) ---------- 2,250 63,561 ---------- 65,811 ---------- 54,317 235,004 ---------- $ 289,321 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)
SERIES 3 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating Activities:
   Accreted Interest Income on Investments
   in Securities
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
     Increase in Payable to General Partners
     Decrease in Other Payable

        Net Cash Used in Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (17,860) 0 0 (10,940) 20,324 (7,300) ---------- (15,776) ---------- 10,940 58,952 ---------- 69,892 ---------- 54,116 236,035 ---------- $ 290,151 ==========	$ (14,283) (1,045) 0 (12,398) 15,662 0 ---------- (12,064) ---------- 12,398 56,536 ---------- 68,934 ---------- 56,870 218,547 ---------- $ 275,417 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)
SERIES 4 -------	2006 ----	2005 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used in) Operating Activities:
    Accreted Interest Income on Investments in
    Securities
    Distribution Income
    Changes in Operating Assets and Liabilities:
       Increase in Payable to General Partners
       Decrease in Other Payable

        Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (29,728) 0 (5,977) 24,117 (8,030) ---------- (19,618) ---------- 5,977 74,685 ---------- 80,662 ----------61,044 322,204 ---------- $ 383,248 ==========	$ (26,707) (1,324) (5,113) 18,310 0 ---------- (14,834) ---------- 5,113 71,627 ---------- 76,740 ----------61,906 304,447 ---------- $ 366,353 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)
SERIES 5 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments in
   Securities
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
     Decrease in Accounts Receivable - Other
     Increase (Decrease) in Payable to General      Partners
     Decrease in Other Payable

        Net Cash Used in Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (37,249) 3,859 0 3,365 (12,500) 912 21,819 (3,650) ---------- (23,444) ---------- 14,242 93,086 ---------- 107,328 ---------- 83,884 262,439 ---------- $ 346,323 ==========	$ (31,297) 501 (1,651) 2,020 (11,176) 0 23,563 (700) ---------- (18,740) ---------- 11,176 89,274 ---------- 100,450 ---------- 81,710 238,360 ---------- $ 320,070 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)
SERIES 6 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
 Net Income (Loss)
 Adjustments to Reconcile Net Income (Loss) to  Net Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments
    in Securities
    Equity in Losses of Project Partnerships
    Distribution Income
    Changes in Operating Assets and Liabilities:
      Decrease in Accounts Receivable - Other
      Increase in Payable to General Partners
      Decrease in Other Payable

        Net Cash Used In Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

        Net Cash Provided by Investing
        Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (40,971) 9,513 (1,465) 1,079 (13,373) 0 20,054 0 ---------- (25,163) ---------- 16,348 ---------- 16,348 ---------- (8,815) 463,580 ---------- $ 454,765 ==========	$ (36,442) 1,526 (2,737) 1,909 (10,190) 700 26,329 (500) ---------- (19,405) ---------- 10,190 ---------- 10,190 ---------- (9,215) 444,751 ---------- $ 435,536 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)
TOTAL SERIES 2 - 6 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments
    in Securities
    Equity in Losses of Project Partnerships
    Distribution Income
    Changes in Operating Assets and Liabilities:
      Decrease in Accounts Receivable - Other
      Increase in Payable to General Partners
      Decrease in Other Payable

        Net Cash Used in Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

       Net Cash Provided by Investing
       Activities

Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (147,085) 13,372 (1,465) 4,444 (45,346) 912 103,653 (27,010) ---------- (98,525) ---------- 50,063 292,999 ---------- 343,062 ---------- 244,537 1,534,787 ---------- $1,779,324 ===========	$ (142,330) 2,204 (7,932) 12,347 (41,127) 700 100,801 (1,200) ---------- (76,537) ---------- 41,127 280,998 ---------- 322,125 ---------- 245,588 1,441,109 ---------- $1,686,697 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2006

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway" or "Partnership"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of June 30, 2006, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of June 30, 2006. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Variable Interest Entities

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which was subsequently revised in December, 2003. Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway held an interest. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary, as is applicable to Gateway's circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

   Gateway holds variable interests in 141 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $501,382 at June 30, 2006. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Basis of Preparation

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's Form 10-K for the year ended March 31, 2006. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 2006 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips which represents their cost, plus accreted interest income of $79,835 for Series 6. There are no investments in securities in any other Series. The Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series'share of the investments.
	Estimated Market Value ---------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains and (Losses) ---------------
Series 6	$ 80,452	$ 79,835	$ 617

   As of June 30, 2006, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 6 --------	Total --------
Due within 1 year	$ 79,835	$ 79,835
After 1 year through 5 years	0	0
	--------	--------
Total Amount Carried on Balance Sheet	$ 79,835 ========	$ 79,835 ========

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

   For the three months June 30, 2006 and 2005 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                               2006             2005
                              -----            -----
  Series 2                $  16,845         $  16,902
  Series 3                   15,615            15,679
  Series 4                   19,232            18,051
  Series 5                   23,096            23,180
  Series 6                   25,287            26,127
                           ---------        ---------
  Total                   $ 100,075         $  99,939
                           =========        =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

  Series 2                $   8,867         $  10,099
  Series 3                   14,117            10,558
  Series 4                   17,800            13,312
  Series 5                   21,483            16,525
  Series 6                   22,710            17,443
                          ---------          --------
  Total                   $  84,977         $  67,937
                          =========           ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of June 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 22 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 2	JUNE 30, 2006 -----------	MARCH 31, 2006 -----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 4,524,678 (4,742,761) (87,605) ----------- (305,688) 390,838 (85,150) ----------- $ 0 ============	$ 4,524,678 (4,742,761) (87,605) ----------- (305,688) 390,838 (85,150) ----------- $ 0 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,683,495 for the period ended June 30, 2006 and cumulative suspended losses of $5,632,737 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 23 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
SERIES 3	JUNE 30, 2006 ------------	MARCH 31, 2006 -------------

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

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,498,879 for the period ended June 30, 2006 and cumulative suspended losses of $6,446,347 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 29 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
SERIES 4	JUNE 30, 2006 ------------	MARCH 31, 2006 -------------

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

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,715,920 for the period ended June 30, 2006 and cumulative suspended losses of $5,604,678 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 35 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
SERIES 5	JUNE 30, 2006 ------------	MARCH 31, 2006 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 6,010,273 (6,130,571) (200,831) ----------- (321,129) 632,419 (168,626) ----------- $ 142,664 ===========	$ 6,010,273 (6,127,206) (199,089) ----------- (316,022) 632,419 (164,767) ----------- $ 151,630 ===========

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,455,569 for the period ended June 30, 2006 and cumulative suspended losses of $6,332,840 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of June 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 37 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 6	JUNE 30, 2006 ------------	MARCH 31, 2006 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project  Partnerships

Investments in Project Partnerships

	$ 7,250,034 (6,846,932) (221,286) ----------- 181,816 768,912 (248,769) (343,241) ----------- $ 358,718 ============	$ 7,250,034 (6,845,853) (218,311) ----------- 185,870 768,912 (239,256) (343,241) ----------- $ 372,285 ============

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,389,183 for the period ended June 30, 2006 and cumulative suspended losses of $4,294,234 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 2 - 6	JUNE 30, 2006 ------------	MARCH 31, 2006 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project  Partnerships

Investments in Project Partnerships

	$ 26,626,217 (27,122,647) (798,958) ----------- (1,295,388) 2,846,882 (706,871) (343,241) ----------- $ 501,382 ============	$ 26,626,217 (27,118,203) (794,241) ------------ (1,286,227) 2,846,882 (693,499) (343,241) ------------ $ 523,915 ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Partnership's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series'Project Partnerships as of
March 31, of each year:
SERIES 2	2006 ----	2005 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'equity (deficit)
  Limited Partner
  General Partners

    Total Partners'equity (deficit)

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Partnerships'share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,124,764
14,776,496
8,115
-----------
$16,909,375
===========

$   449,977
22,653,237
-----------
23,103,214
-----------

(6,050,187)
(143,652)
-----------
(6,193,839)
-----------

$16,909,375
===========

$   758,597
-----------
460,837
130,162
218,869
-----------
809,868
-----------
$   (51,271)
===========
$      (513)
===========
$   (50,758)
50,758
-----------
$          0
===========

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
March 31, of each year:
SERIES 3	2006 ----	2005 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'equity (deficit)
  Limited Partner
  General Partners

    Total Partners'equity (deficit)

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Partnerships'share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,751,299
11,796,726
148,463
-----------
$14,696,488
===========

$   401,006
21,307,645
-----------
21,708,651
-----------

(7,338,869)
326,706
-----------
(7,012,163)
-----------

$14,696,488
===========

$   768,120
-----------
471,193
110,922
239,589
-----------
821,704
-----------
$   (53,584)
===========
$    (1,052)
===========
$   (52,532)
52,532
-----------
$         0
===========

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
March 31, of each year:
SERIES 4	2006 ----	2005 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'equity (deficit)
  Limited Partner
  General Partners

    Total Partners'equity (deficit)

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Partnerships'share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,469,109
18,907,914
33,564
-----------
$21,410,587
===========

$   916,609
26,080,239
-----------
26,996,848
-----------

(6,251,354)
665,093
-----------
(5,586,261)
-----------

$21,410,587
===========

$   912,564
-----------
617,717
146,588
261,003
-----------
1,025,308
-----------
$  (112,744)
===========
$    (1,502)
===========
$  (111,242)
111,242
-----------
$         0
===========

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
March 31, of each year:
SERIES 5	2006 ----	2005 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'equity (deficit)
  Limited Partner
  General Partners

    Total Partners'equity (deficit)

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Partnerships'share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,372,371
21,403,421
5,471
-----------
$24,781,263
===========

$   694,157
31,256,580
-----------
31,950,737
-----------

(6,807,386)
(362,088)
-----------
(7,169,474)
-----------

$24,781,263
===========

$ 1,075,519
-----------
729,261
172,744
300,882
-----------
1,202,887
-----------
$  (127,368)
===========
$    (1,274)
===========
$  (126,094)
122,729
-----------
$    (3,365)
===========

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
March 31, of each year:
SERIES 6	2006 ----	2005 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'equity (deficit)
  Limited Partner
  General Partners

    Total Partners'equity (deficit)

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Partnerships'share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 4,312,217
25,020,029
62,349
-----------
$29,394,595
===========

$   687,842
33,537,501
-----------
34,225,343
-----------

(4,318,546)
(512,202)
-----------
(4,830,748)
-----------

$29,394,595
===========

$ 1,169,891
-----------
758,303
185,614
323,305
-----------
1,267,222
-----------
$   (97,331)
===========
$    (1,303)
===========
$   (96,028)
94,949
-----------
$    (1,079)
===========

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
March 31, of each year:
TOTAL SERIES 2- 6	2006 ----	2005 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'equity (deficit)
  Limited Partner
  General Partners

    Total Partners'equity (deficit)

    Total liabilities and partners'
    equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Partnerships'share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 15,029,760
91,904,586
257,962
------------
$107,192,308
============

$  3,149,591
134,835,202
------------
137,984,793
------------

(30,766,342)
(26,143)
------------
(30,792,485)
------------

$107,192,308
============

$  4,684,691
------------
3,037,311
746,030
1,343,648
------------
5,126,989
------------
$   (442,298)
============
$     (5,644)
============
$   (436,654)
432,210
------------
$     (4,444)
============

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
============

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations:

Results of Operations, Liquidity and Capital Resources

   Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees'capital contributions available for investment were used to acquire interests in Project Partnerships.

   As disclosed on the statement of operations for each Series, interest income is comparable for the three months ended June 30, 2006 and June 30, 2005. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, have increased due to higher administrative costs arising from the process of evaluating potential dispositions of Project Partnerships.

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

   The sources of funds to pay the operating costs of each Series are cash and cash equivalents, short-term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries"), which were purchased with funds set aside for this purpose and cash distributed to the Series from the operations of the Project Partnerships.

   From inception of Gateway to-date, two Series have paid distributions upon sale of Project Partnerships. A distribution of $157,126 related to the sale of Highland View, LP, in Series 5 was made during the quarter ended September 30, 2005, and a distribution of $224,074 related to the sale of Mountain Crest, LP, in Series 6 was made during the quarter ended December 31, 2005. Future distributions may be made for any particular Series as a result of the sale of other Project Partnerships.

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2006 decreased from $8,413 for the three months ended June 30, 2005 to $0 as a result of the suspension of losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $217,428 and $218,869 for the three months ended March 31, 2005 and 2006, respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and have generated tax credits which met projections.

   At June 30, 2006, the Series had $304,837 of short-term investments (Cash and Cash Equivalents). Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $21,277 for the three months ended June 30, 2006. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $81,450. Cash provided by investing activities totaled $68,832, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the three months ended March 31, 2006 and 2005 was $0 as a result of the suspension of losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $241,463 and $239,589 for the three months ended March 31, 2005 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and have generated tax credits which met projections.

   At June 30, 2006, the Series had $290,151 of short-term investments (Cash and Cash Equivalents). Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $17,860 for the three months ended June 30, 2006. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $75,305. Cash provided by investing activities totaled $69,892, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2005 and 2004 was $0 as a result of the suspension of all losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $258,304 and $261,003 for the three months ended March 31, 2005 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and have generated tax credits which met projections.

   At June 30, 2006, the Series had $383,248 of short-term investments (Cash and Cash Equivalents). Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $29,728 for the three months ended June 30, 2006. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $95,035. Cash provided by investing activities totaled $80,662, consisting of cash distributions from the Project Partnership and proceeds from the redemption of securities.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2006 increased from $2,020 for the three months ended June 30, 2005 to $3,365 as a result of a greater proportion of the Partnerships'share of net loss being suspended. Suspended losses are a direct result of the Investment balance in Project Partnership reaching a zero balance of individual Project Partnerships. Since more Project Partnerships have accumulated enough losses to warrant a zero balance, additional losses are suspended since the Partnership's accounting policy is to not carry Investments in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $306,296 and $300,882 for the three months ended March 31, 2004 and 2005, respectively.) Overall, management believes the Project Partnerships are operating as expected and have generated tax credits which met projections.

   At June 30, 2006, the Series had $346,323 of short-term investments (Cash and Cash Equivalents). Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $37,249 for the three months ended June 30, 2006. However, after adjusting for Equity in Losses of Project Partnerships of $3,365 and the changes in operating assets and liabilities, net cash used in operating activities was $117,442. Cash provided by investing activities totaled $107,328, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2006 was comparable to the three months ended June 30, 2005. (These Project Partnerships reported depreciation and amortization of $344,762 and $323,305 for the three months ended March 31, 2005 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At June 30, 2006, the Series had $454,765 of short-term investments (Cash and Cash Equivalents). It also had $79,835 in Zero Coupon Treasuries with maturities providing $83,000 in fiscal year 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $40,971 for the three months ended June 30, 2006. However, after adjusting for Equity in Losses of Project Partnerships of $1,709 and the changes in operating assets and liabilities, net cash used in operating activities was $25,163. Cash provided by investing activities totaled $16,638, consisting of cash distributions from the Project Partnerships.

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

   Currently, Gateway has listed the following properties for sale on a commercial marketing website:

Series 2
Lewiston Country Estates

Series 3
Southwood Apartments
Mill Run Apartments

Series 4
Ashland Estates
Village Apartments of St. Joseph II

Series 5
Fox Ridge Apartments
Redmont II Apartments
Village Apartments of Effingham
Village Apartments of Seymour II

Item 3.  Quantitative and Qualitative Disclosure About Market Risk:

   As a small business issuer, no information is required.

Item 4.  Controls and Procedures:

   Within 90 days prior to the filing of this report, under the supervision and with the participation of the Partnership's management, including the General Managing Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that the Partnership's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to the Partnership required to be included in this report and the Partnership's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - Other Information

Item 1.  Legal Proceedings:

   None.

Item 1A. Risk Factors:

   None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

   None.

Item 3.  Defaults upon Senior Securities:

   None.

Item 4.  Submission of Matters to a Vote of Security Holders:

   None.

Item 5.  Other Information:

   None.

Item 6.  Exhibits:

   None.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: August 14, 2006             By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: August 14, 2006             By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: August 14, 2006             By:/s/ Sandra C. Humphreys
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

Date: August 14, 2006            By:/s/ Ronald M. Diner
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

Date: August 14, 2006            By:/s/ Jonathan Oorlog
                                 Jonathan Oorlog
                                 Vice President and Chief Financial Officer