Form 10-Q
period 2006-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 2006-11-15
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I - Financial Information

Item 1.  Financial Statements:

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 2	September 30, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

    Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,136 at September 30, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,136 at September 30, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners' (Deficit)

    Total Liabilities and Partners'     (Deficit)

$  151,735
126,583
-----------
278,318

0
-----------
$  278,318
===========

$   49,155
0
-----------
49,155
-----------

632,942
-----------

(345,942)
(57,837)
-----------
(403,779)
-----------

$  278,318
===========

$  250,529
66,276
-----------
316,805

0
-----------$  316,805
===========

$   48,304
8,030
-----------
56,334
-----------

599,253
-----------

(281,595)
(57,187)
-----------
(338,782)
-----------

$  316,805
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 3	September 30, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 5,456 at September 30, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 5,456 at September 30, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners' (Deficit)

    Total Liabilities and Partners'     (Deficit)

$  134,240
126,583
-----------
260,823

0
-----------
$  260,823
===========

$   51,958
0
-----------
51,958
-----------

524,384
-----------

(264,549)
(50,970)
-----------
(315,519)
-----------

$  260,823
===========

$  236,035
58,952
-----------
294,987

0
-----------
$  294,987
===========

$   52,905
7,300
-----------
60,205
-----------

493,156
-----------

(207,975)
(50,399)
-----------
(258,374)
-----------

$  294,987
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 4	September 30, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,915 at September 30, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,915 at September 30, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners' (Deficit)

    Total Liabilities and Partners'     (Deficit)

$  177,519
177,414
-----------
354,933

0
-----------
$  354,933
===========

$   58,095
0
-----------
58,095
-----------

685,902
-----------

(324,518)
(64,546)
-----------
(389,064)
-----------

$  354,933
===========

$  322,204
74,685
-----------
396,889

0
-----------
$  396,889
===========

$   59,221
8,030
-----------
67,251
-----------

647,438
-----------

(253,967)
(63,833)
-----------
(317,800)
-----------

$  396,889
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 5	September 30, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 8,616 at September 30, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 8,616 at September 30, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  215,980
0
100,669
-----------
316,649

139,633
-----------
$  456,282
===========

$   76,209
0
-----------
76,209
-----------

557,769
-----------

(174,680)
(3,016)
-----------
(177,696)
-----------

$  456,282
===========

$  262,439
912
93,086
-----------
356,437

151,630
-----------
$  508,067
===========

$   77,770
3,650
-----------
81,420
-----------

511,577
-----------

(82,842)
(2,088)
-----------
(84,930)
-----------

$  508,067
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 6	September 30, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 10,105 at September 30, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 10,105 at September 30, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  150,270
359,406
-----------
509,676

363,025
-----------
$  872,701
===========

$   72,778
46
-----------
72,824
-----------

888,621
-----------

(87,835)
(909)
-----------
(88,744)
-----------

$  872,701
===========

$  463,580
78,370
-----------
541,950

372,285
-----------
$  914,235
===========

$   73,971
46
-----------
74,017
-----------

838,056
-----------

2,162
0
-----------
2,162
-----------

$  914,235
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 2 - 6	September 30, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 37,228 at September 30, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at September 30, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners' Equity (Deficit)

    Total Liabilities and Partners' Equity     (Deficit)

$  829,744
0
890,655
-----------
1,720,399

502,658
-----------
$2,223,057
===========

$  308,195
46
0
-----------
308,241
-----------

3,289,618
-----------

(1,197,524)
(177,278)
-----------
(1,374,802)
-----------

$2,223,057
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
-----------
1,237
-----------

16,845

22,350
10,085
0
-----------
49,280
-----------

(48,043)
0
4,323
-----------
$  (43,720)
===========

$  (43,283)
(437)
-----------
$  (43,720)
===========

$    (7.05)
===========
6,136
===========

$    1,237
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$      874
-----------
874
-----------

15,614

18,520
9,195
-----------
43,329
-----------

(42,455)
0
3,170
-----------
$  (39,285)
===========

$  (38,892)
(393)
-----------
$  (39,285)
===========

$    (7.13)
===========
5,456
===========

$    4,618
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    7,370
-----------
7,370
-----------

19,232

23,350
10,609
-----------
53,191
-----------

(45,821)
0
4,285
-----------
$  (41,536)
===========

$  (41,121)
(415)
-----------
$  (41,536)
===========

$    (5.95)
===========
6,915
===========

$    7,587
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

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Income of
 Project Partnerships and Other Income
Equity in Income of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    6,528
-----------
6,528
-----------

23,096

28,181
11,464
3,859
-----------
66,600
-----------

(60,072)
828
3,727
-----------
$  (55,517)
===========

$  (54,962)
(555)
-----------
$  (55,517)
===========

$    (6.38)
===========
8,616
===========

$    4,805
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

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Income of
 Project Partnerships and Other Income
Equity in Income of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    7,628
-----------
7,628
-----------

25,278

29,792
13,826
9,513
-----------
78,409
-----------

(70,781)
13,820
7,026
-----------
$  (49,935)
===========

$  (49,436)
(499)
-----------
$  (49,935)
===========

$    (4.89)
===========
10,105
===========

$    4,677
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

  Total Expenses

Loss Before Equity in Income (Losses) of
 Project Partnerships and Other Income
Equity in Income (Losses) of Project  Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   23,637
-----------
23,637
-----------

100,065

122,193
55,179
13,372
-----------
290,809
-----------

(267,172)

14,648
22,531
-----------
$ (229,993)
===========

$ (227,694)
(2,299)
-----------
$ (229,993)
===========

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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    3,793
-----------
3,793
-----------

33,690

31,217
11,431
0
-----------
76,338
-----------

(72,545)
0
7,548
-----------
$  (64,997)
===========

$  (64,347)
(650)
-----------
$  (64,997)
===========

$   (10.49)
===========
6,136
===========

$    3,487
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   11,814
-----------
11,814
-----------

31,229

32,637
11,323
-----------
75,189
-----------

(63,375)
0
6,230
-----------
$  (57,145)
===========

$  (56,574)
(571)
-----------
$  (57,145)
===========

$   (10.37)
===========
5,456
===========

$   17,016
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   13,347
-----------
13,347
-----------

38,464

41,150
13,347
-----------
92,961
-----------

(79,614)
0
8,350
-----------
$  (71,264)
===========

$  (70,551)
(713)
-----------
$  (71,264)
===========

$   (10.20)
===========
6,915
===========

$   12,700
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   19,028
-----------
19,028
-----------

46,192

49,664
13,080
7,718
-----------
116,654
-----------

(97,626)
(2,537)
7,397
-----------
$  (92,766)
===========

$  (91,838)
(928)
-----------
$  (92,766)
===========

$   (10.66)
===========
8,616
===========

$   15,981
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

  Total Expenses

Loss Before Equity in Income (Losses) of
 Project Partnerships and Other Income
Equity in Income (Losses) of Project  Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   21,001
-----------
21,001
-----------

50,565

52,502
15,925
19,026
-----------
138,018
-----------

(117,017)

12,741
13,370
-----------
$  (90,906)
===========

$  (89,997)
(909)
-----------
$  (90,906)
===========

$    (8.91)
===========
10,105
===========

$   14,867
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

  Total Expenses

Loss Before Equity in Income (Losses) of
 Project Partnerships and Other Income
Equity in Income (Losses) of Project  Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   68,983
-----------
68,983
-----------

200,140

207,170
65,106
26,744
-----------
499,160
-----------

(430,177)

10,204
42,895
-----------
$ (377,078)
===========

$ (373,307)
(3,771)
-----------
$ (377,078)
===========

$   64,051
-----------
64,051
-----------

202,378

148,012
74,693
4,120
-----------
429,203
-----------

(365,152)

(14,566)
39,640
-----------
$ (340,078)
===========

$ (336,677)
(3,401)
-----------
$ (340,078)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at September 30, 2005 Balance at March 31, 2006 Net Loss Balance at September 30, 2006	$ (126,760) (72,265) ------------ $ (199,025) ============ $ (281,595) (64,347) ------------ $ (345,942) ============	$ (55,623) (730) ------------ $ (56,353) ============ $ (57,187) (650) ------------ $ (57,837) ============	$ (182,383) (72,995) ------------ $ (255,378) ============ $ (338,782) (64,997) ------------ $ (403,779) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at September 30, 2005 Balance at March 31, 2006 Net Loss Balance at September 30, 2006	$ (100,780) (46,926) ------------ $ (147,706) ============ $ (207,975) (56,574) ------------ $ (264,549) ============	$ (49,316) (474) ------------ $ (49,790) ============ $ (50,399) (571) ------------ $ (50,970) ============	$ (150,096) (47,400) ------------ $ (197,496) ============ $ (258,374) (57,145) ------------ $ (315,519) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at September 30, 2005 Balance at March 31, 2006 Net Loss Balance at September 30, 2006	$ (117,046) (62,749) ------------ $ (179,795) ============ $ (253,967) (70,551) ------------ $ (324,518) ============	$ (62,450) (634) ------------ $ (63,084) ============ $ (63,833) (713) ------------ $ (64,546) ============	$ (179,496) (63,383) ------------ $ (242,879) ============ $ (317,800) (71,264) ------------ $ (389,064) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at September 30, 2005 Balance at March 31, 2006 Net Loss Balance at September 30, 2006	$ 123,860 (75,441) ------------ $ 48,419 ============ $ (82,842) (91,838) ------------ $ (174,680) ============	$ 0 (762) ------------ $ (762) ============ $ (2,088) (928) ------------ $ (3,016) ============	$ 123,860 (76,203) ------------ $ 47,657 ============ $ (84,930) (92,766) ------------ $ (177,696) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at September 30, 2005 Balance at March 31, 2006 Net Loss Balance at September 30, 2006	$ 651,535 (79,296) ------------ $ 572,239 ============ $ 2,162 (89,997) ------------ $ (87,835) ============	$ (83,041) (801) ------------ $ (83,842) ============ $ 0 (909) ------------ $ (909) ============	$ 568,494 (80,097) ------------ $ 488,397 ============ $ 2,162 (90,906) ------------ $ (88,744) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at September 30, 2005 Balance at March 31, 2006 Net Loss Balance at September 30, 2006	$ 430,809 (336,677) ------------ $ 94,132 ============ $ (824,217) (373,307) ------------ $(1,197,524) ============	$ (250,430) (3,401) ------------ $ (253,831) ============ $ (173,507) (3,771) ------------ $ (177,278) ============	$ 180,379 (340,078) ------------ $ (159,699) ============ $ (997,724) (377,078) ------------ $(1,374,802) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
SERIES 2 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments in    Securities
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
      Increase in Accounts Receivable
      Increase in Payable to General Partners
      Decrease in Other Payable

       Net Cash Used in Operating        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities
  Investment in Securities

      Net Cash (Used in) Provided by Investing
      Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (64,997) 0 (1,406) 0 (3,793) 0 34,540 (8,030) ---------- (43,686) ---------- 3,793 66,276 (125,177) ---------- (55,108) ---------- (98,794) 250,529 ---------- $ 151,735 ==========	$ (72,995) 351 (2,409) 13,112 (3,487) (1,237) 39,858 0 ---------- (26,807) ---------- 3,487 63,562 0 ---------- 67,049 ---------- 40,242 235,004 ---------- $ 275,246 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
SERIES 3 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
   Accreted Interest Income on Investments
   in Securities
   Distribution Income
   Changes in Operating Assets and Liabilities:
     Increase in Payable to General Partners
     (Decrease) Increase in Other Payable

        Net Cash Used in Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities
  Investment in Securities

        Net Cash (Used in) Provided by Investing
        Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (57,145) (1,406) (11,814) 30,281 (7,300) ---------- (47,384) ---------- 11,814 58,952 (125,177) ---------- (54,411) ---------- (101,795) 236,035 ---------- $ 134,240 ==========	$ (47,400) (2,143) (17,016) 39,157 1,237 ---------- (26,165) ---------- 17,016 56,537 0 ---------- 73,553 ---------- 47,388 218,547 ---------- $ 265,935 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
SERIES 4 -------	2006 ----	2005 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
    Accreted Interest Income on Investments in
    Securities
    Distribution Income
    Changes in Operating Assets and Liabilities:
       Increase in Payable to General Partners
       Decrease in Other Payable

        Net Cash Used in Operating Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities
  Investment in Securities

       Net Cash (Used in) Provided by Investing
       Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (71,264) (1,970) (13,347) 37,338 (8,030) ---------- (57,273) ---------- 13,347 74,685 (175,444) ---------- (87,412) ----------(144,685) 322,204 ---------- $ 177,519 ==========	$ (63,383) (2,714) (12,700) 45,043 0 ---------- (33,754) ---------- 12,700 71,627 0 ---------- 84,327 ----------50,573 304,447 ---------- $ 355,020 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
SERIES 5 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments in
   Securities
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
     Decrease in Accounts Receivable - Other
     Increase in Payable to General Partners
     Decrease in Other Payable

        Net Cash Used in Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities
  Investment in Securities

        Net Cash Provided by Investing
        Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (92,766) 7,718 (1,118) 2,537 (19,028) 912 44,631 (3,650) ---------- (60,764) ---------- 20,770 93,086 (99,551) ---------- 14,305 ---------- (46,459) 262,439 ---------- $ 215,980 ==========	$ (76,203) 1,002 (3,383) 1,348 (15,981) 0 51,189 (700) ---------- (42,728) ---------- 15,981 89,273 0 ---------- 105,254 ---------- 62,526 238,360 ---------- $ 300,886 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
SERIES 6 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net Cash  Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments
    in Securities
    Equity in (Income) Losses of Project     Partnerships
    Distribution Income
    Changes in Operating Assets and Liabilities:
      Decrease in Accounts Receivable - Other
      Increase in Payable to General Partners
      Decrease in Other Payable

        Net Cash Used In Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Investment in Securities

        Net Cash (Used in) Provided by Investing
        Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (90,906) 19,026 (6,045) (12,741) (21,001) 0 49,372 0 ---------- (62,295) ---------- 23,976 (274,991) ---------- (251,015) ---------- (313,310) 463,580 ---------- $ 150,270 ==========	$ (80,097) 2,767 (5,525) 106 (14,867) 700 53,851 (500) ---------- (43,565) ---------- 15,790 0 ---------- 15,790 ---------- (27,775) 444,751 ---------- $ 416,976 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
TOTAL SERIES 2 - 6 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments
    in Securities
    Equity in (Income) Losses of Project     Partnerships
    Distribution Income
    Changes in Operating Assets and Liabilities:
      Decrease (Increase) in Accounts Receivable        Other
      Increase in Payable to General Partners
      (Decrease) Increase in Other Payable

        Net Cash Used in Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities
  Investment in Securities

       Net Cash (Used in) Provided by Investing
       Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

$ (377,078)

26,744

(11,945)

(10,204)
(68,983)

912
196,162
(27,010)
----------

(271,402)
----------

73,700
292,999
(800,340)
----------

(433,641)
----------
(705,043)
1,534,787
----------
$  829,744
===========

$ (340,078) 4,120 (16,174) 14,566 (64,051) (537) 229,098 37 ---------- (173,019) ---------- 64,974 280,999 0 ---------- 345,973 ---------- 172,954 1,441,109 ---------- $1,614,063 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2006

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway" or "Partnership"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of September 30, 2006, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of September 30, 2006. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

   For the fiscal year ended March 31, 2006, Gateway changed the period over which the intangible acquisition fees and expenses are amortized. In all prior years, the period in which such intangible assets had been amortized was 35 years. In the fiscal year ended March 31, 2006, this amortization period was changed to 15 years to better approximate the period over which the benefits of these investments are realized. As a result of this change in estimate, an additional amortization expense of $23,779 for Series 5 and $33,465 for Series 6, or a total of $57,244 for all Series of Gateway, was recognized during the year-ended March 31, 2006, as compared to the amortization expense amount which would have been realized had the estimated amortization period not changed during the year. The amortization expense is shown on the Statements of Operations.

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

   Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. No impairment loss has been recognized in the accompanying financial statements for the six-month period ended September 30, 2006. For the fiscal year ended March 31, 2006, impairment expense was recognized in the statement of operations in Series 6 in the total amount of $343,241. Refer to Note 5 - Investment in Project Partnerships for further details regarding the components of the Investment in Project Partnership balance.

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

Concentration of Credit Risk

   Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund that is advised by a wholly-owned subsidiary of Raymond James Financial, Inc.

Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

Investment in Securities

   Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities (U.S. Government Security Strips and U.S. Treasury Notes) until maturity and to use these assets to fund Gateway's ongoing operations. Interest income is recognized ratably on the U.S. Government Strips and U.S. Treasury Notes using the effective yield to maturity.

Income Taxes

   No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Reclassifications

   For comparability, certain 2005 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 2006.

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

   Gateway holds variable interests in 141 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $502,658 at September 30, 2006. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Basis of Preparation

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's report on Form 10-K for the year ended March 31, 2006. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The September 30, 2006 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips and U.S. Treasury Notes which represents their cost, plus accreted interest income of $1,406 for Series 2, $1,406 for Series 3, $1,970 for Series 4, $1,118 for Series 5 and $55,900 for Series 6. The Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.
	Estimated Market Value ----------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains & (Losses) ---------------
Series 2	$ 125,710	$ 126,583	$ (873)
Series 3	125,710	126,583	(873)
Series 4	176,192	177,414	(1,222)
Series 5	99,974	100,669	(695)
Series 6	357,695	359,406	(1,711)

   As of September 30, 2006, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 126,583	$ 126,583	$ 177,414
After 1 year through 5 years	0	0	0
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 126,583 =========	$ 126,583 =========	$ 177,414 =========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 100,669	$ 359,406	$ 890,655
After 1 year through 5 years	0	0	0
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 100,669 =========	$ 359,406 =========	$ 890,655 ==========

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

   For the six months ended September 30, 2006 and 2005 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                               2006             2005
                              -----            -----
  Series 2                $  33,690         $  33,804
  Series 3                   31,229            31,358
  Series 4                   38,464            38,602
  Series 5                   46,192            46,360
  Series 6                   50,565            52,254
                           ---------        ---------
  Total                   $ 200,140         $ 202,378
                           =========        =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

                              2006              2005
                              -----             -----
  Series 2                $  31,217         $  22,002
  Series 3                   32,637            23,002
  Series 4                   41,150            29,002
  Series 5                   49,664            36,003
  Series 6                   52,502            38,003
                          ---------          --------
  Total                   $ 207,170         $ 148,012
                          =========          ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

   As of September 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 22 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 2	SEPTEMBER 30, 2006 -----------	MARCH 31, 2006 -----------

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

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,798,330 for the period ended September 30, 2006 and cumulative suspended losses of $5,632,737 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 23 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
SERIES 3	SEPTEMBER 30, 2006 ------------	MARCH 31, 2006 -------------

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

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,575,682 for the period ended September 30, 2006 and cumulative suspended losses of $6,446,347 for the year ended March 31, 2006 are not included.

   Subsequent to this quarter-end, Gateway sold its Project Partnership investment in Birchwood Apartments. Gateway received approximately $100,000 in net proceeds from this sale transaction subsequent to quarter-end.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 29 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
SERIES 4	SEPTEMBER 30, 2006 ------------	MARCH 31, 2006 -------------

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

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,829,134 for the period ended September 30, 2006 and cumulative suspended losses of $5,604,678 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 35 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
SERIES 5	SEPTEMBER 30, 2006 ------------	MARCH 31, 2006 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

	$ 6,010,273 (6,129,743) (200,831) ----------- (320,301) 632,419 (172,485) ----------- $ 139,633 ===========	$ 6,010,273 (6,127,206) (199,089) ----------- (316,022) 632,419 (164,767) ----------- $ 151,630 ===========

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,587,270 for the period ended September 30, 2006 and cumulative suspended losses of $6,332,840 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   As of September 30, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 37 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
SERIES 6	SEPTEMBER 30, 2006 ------------	MARCH 31, 2006 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project Partnerships

Investments in Project Partnerships

	$ 7,250,034 (6,833,112) (221,286) ----------- 195,636 768,912 (258,282) (343,241) ----------- $ 363,025 ============	$ 7,250,034 (6,845,853) (218,311) ----------- 185,870 768,912 (239,256) (343,241) ----------- $ 372,285 ============

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,502,066 for the period ended September 30, 2006 and cumulative suspended losses of $4,294,234 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 2 - 6	SEPTEMBER 30, 2006 ------------	MARCH 31, 2006 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project Partnerships

Investments in Project Partnerships

	$ 26,626,217 (27,107,999) (798,958) ----------- (1,280,740) 2,846,882 (720,243) (343,241) ----------- $ 502,658 ============	$ 26,626,217 (27,118,203) (794,241) ------------ (1,286,227) 2,846,882 (693,499) (343,241) ------------ $ 523,915 ============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,211,387
14,557,627
6,859
-----------
$16,775,873
===========

$   432,470
22,653,237
-----------
23,085,707
-----------

(6,165,022)
(144,812)
-----------
(6,309,834)
-----------

$16,775,873
===========

$ 1,518,651
-----------
987,854
260,325
437,738
-----------
1,685,917
-----------
$  (167,266)
===========
$    (1,673)
===========
$  (165,593)
165,593
-----------
$          0
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,835,217
11,557,399
156,337
-----------
$14,548,953
===========

$   331,584
21,307,645
-----------
21,639,229
-----------

(7,415,672)
325,396
-----------
(7,090,276)
-----------

$14,548,953
===========

$ 1,545,386
-----------
976,061
221,844
479,179
-----------
1,677,084
-----------
$  (131,698)
===========
$    (2,363)
===========
$  (129,335)
129,335
-----------
$         0
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,571,246
18,646,911
37,301
-----------
$21,255,458
===========

$   875,931
26,080,239
-----------
26,956,170
-----------

(6,364,568)
663,856
-----------
(5,700,712)
-----------

$21,255,458
===========

$ 1,796,635
-----------
1,208,559
293,178
522,094
-----------
2,023,831
-----------
$  (227,196)
===========
$    (2,740)
===========
$  (224,456)
224,456
-----------
$         0
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,461,936
21,102,539
9,294
-----------
$24,573,769
===========

$   618,857
31,256,580
-----------
31,875,437
-----------

(6,938,259)
(363,409)
-----------
(7,301,668)
-----------

$24,573,769
===========

$ 2,190,256
-----------
1,502,566
345,488
601,764
-----------
2,449,818
-----------
$  (259,562)
===========
$    (2,595)
===========
$  (256,967)
254,430
-----------
$    (2,537)
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 4,478,713
24,696,733
44,228
-----------
$29,219,674
===========

$   613,117
33,537,501
-----------
34,150,618
-----------

(4,417,609)
(513,335)
-----------
(4,930,944)
-----------

$29,219,674
===========

$ 2,362,528
-----------
1,542,217
371,229
646,609
-----------
2,560,055
-----------
$  (197,527)
===========
$    (2,436)
===========
$  (195,091)
207,832
-----------

$    12,741
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 15,558,499
90,561,209
254,019
------------
$106,373,727
============

$  2,871,959
134,835,202
------------
137,707,161
------------

(31,301,130)
(32,304)
------------
(31,333,434)
------------

$106,373,727
============

$  9,413,456
------------
6,217,257
1,492,064
2,687,384
------------
10,396,705
------------
$   (983,249)
============
$    (11,807)
============
$   (971,442)
981,646
------------

$     10,204
============

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
============

NOTE 6 - SALE OF PROJECT PARTNERSHIPS:

   Gateway is currently in the process of disposing of its investments in Project Partnerships which have reached the end of their fifteen year tax-credit compliance period. This process may take a number of years to complete. Gateway's objective is to maximize the investor's return wherever possible and ultimately, to liquidate the Project Partnerships. Gateway has not classified the Project Partnerships as held for sale in the accompanying financial statements because Gateway believes they do not meet all of the criteria required by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

   Generally, the market for Project Partnerships is limited. Some of the factors which negatively impact the marketability of these projects include
1) requirements by government agencies or the projects debt holder to continue to maintain the property in the low-income housing program, and 2) the mortgage balance of the property is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships which offered extremely low interest rates to the borrower and lengthy (usually 50 year) amortization periods.

   The following summarizes the most recent status of the Project Partnership sale/disposal process:

Series 2

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Partnership Interest:
Brookhaven Apartments                     Lewiston Country Estates
Lakeshore Apartments                      Rolling Oaks II Apartments

   Should all these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $445,000, or $72.52 per limited partnership unit potentially available for distribution to the Limited Partners over the next 24 months. These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Series 3

Project Partnerships currently listed for sale on a commercial real estate for sale website:
Logansport Seniors Apartments             Southwood Apartments
Mill Run Apartments

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Partnership Interest:
Birchwood Apartments                      Countrywood Apartments

   Should all these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $175,000, or $32.07 per limited partnership unit potentially available for distribution to the Limited Partners over the next 24 months. These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Gateway has approved the sale to the general partner of the Project Partnerships:
Brubaker Square Apartments                Villa Allegra Apartments
Plaza Senior Village Apartments

The estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $255,000, or $46.74 per limited partnership unit, which would be available for distribution to the Limited Partners subsequent to the closing of the sales transactions.

NOTE 6 - SALE OF PROJECT PARTNERSHIPS (Continued):

Series 4

Project Partnerships currently listed for sale on a commercial real estate for sale website:
Alsace Village Apartments                 Oaks Apartments
Ashland Estates                           Ozona Seniors Apartments
Brackettville Seniors Apartments          Sonora Seniors Apartments
Chestnut Apartments                       Tarpon Heights Apartments
Fredericksburg Seniors Apartments         Village Apartments of St. Joseph II
Greenbriar Apartments

Series 5

Project Partnerships currently listed for sale on a commercial real estate for sale website:
Fox Ridge Apartments                      Village Apartments of Effingham
Redmont II Apartments                     Village Apartments of Seymour II

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations:

Results of Operations, Liquidity and Capital Resources

   Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

   As disclosed on the statement of operations for each Series, interest income is comparable for the six months ended September 30, 2006 and September 30, 2005. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the six months ended September 30, 2006, as compared to the six months ended September 30, 2005, have increased due to higher administrative costs arising from the process of evaluating potential dispositions of Project Partnerships.

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

   The sources of funds to pay the operating costs of each Series are cash and cash equivalents, short-term investments and interest earned thereon, the maturity of U.S. Treasury Security Strips ("Zero Coupon Treasuries") and U.S. Treasury Notes (purchased in July 2006), which were purchased with funds set aside for this purpose and cash distributed to the Series from the operations of the Project Partnerships.

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

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2006 decreased from $13,112 for the six months ended September 30, 2005 to $0 as a result of the suspension of losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $434,855 and $437,738 for the six months ended June 30, 2005 and 2006, respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and have generated tax credits which met projections.

   At September 30, 2006, the Series had $151,735 of short-term investments (Cash and Cash Equivalents). It also had $126,583 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $64,997 for the six months ended September 30, 2006. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $43,686. Cash used in investing activities totaled $55,108, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities, offset by the purchase of U.S. Treasury Notes in July 2006.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2006 and 2005 was $0 as a result of the suspension of losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $482,927 and $479,179 for the six months ended June 30, 2005 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and have generated tax credits which met projections.

   At September 30, 2006, the Series had $134,240 of short-term investments (Cash and Cash Equivalents). It also had $126,583 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $57,145 for the six months ended September 30, 2006. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $47,384. Cash used in investing activities totaled $54,411, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities, offset by the purchase of U.S. Treasury Notes in July 2006.

   Subsequent to September 30, 2006, Gateway sold its Project Partnership investment in Birchwood Apartments. The sale of this Project Partnerships' assets will be reflected in the financial statements for the quarter ended December 31, 2006. Gateway received net proceeds from the sale of this Project Partnership of approximately $100,000.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2006 and 2005 was $0 as a result of the suspension of all losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $516,596 and $522,094 for the six months ended June 30, 2005 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and have generated tax credits which met projections.

   At September 30, 2006, the Series had $177,519 of short-term investments (Cash and Cash Equivalents). It also had $177,414 in U.S. Treasury Notes with a maturity value of $178,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $71,264 for the six months ended September 30, 2006. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $57,273. Cash used in investing activities totaled $87,412, consisting of cash distributions from the Project Partnership and proceeds from the redemption of securities, offset by the purchase of U.S. Treasury Notes in July 2006.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2006 increased from $1,348 for the six months ended September 30, 2005 to $2,537 as a result of a lesser proportion of the Partnerships' share of net loss being suspended. Suspended losses are a direct result of the Investment balance in Project Partnership reaching a zero balance of individual Project Partnerships. Since more Project Partnerships have accumulated enough losses to warrant a zero balance, additional losses are suspended since the Partnership's accounting policy is to not carry Investments in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $612,593 and $601,764 for the six months ended June 30, 2005 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and have generated tax credits which met projections.

   At September 30, 2006, the Series had $215,980 of short-term investments (Cash and Cash Equivalents). It also had $100,669 in U.S. Treasury Notes with a maturity value of $101,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $92,766 for the six months ended September 30, 2006. However, after adjusting for Equity in Losses of Project Partnerships of $2,537 and the changes in operating assets and liabilities, net cash used in operating activities was $60,764. Cash provided by investing activities totaled $14,305, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities, offset by the purchase of U.S. Treasury Notes in July 2006.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Losses of Project Partnerships for the six months ended September 30, 2006 decreased from a loss of $106 for the six months ended September 30, 2005 to income of $12,741 due to a decrease in total expenses of the Project Partnership. (These Project Partnerships reported depreciation and amortization of $689,524 and $646,609 for the six months ended June 30, 2005 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At September 30, 2006, the Series had $150,270 of short-term investments (Cash and Cash Equivalents). It also had $81,327 in Zero Coupon Treasuries with maturities providing $83,000 in fiscal year 2007. In addition, the series had $278,079 in U.S. Treasury Notes with a maturity value of $279,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $90,906 for the six months ended September 30, 2006. However, after adjusting for Equity in Income of Project Partnerships of $12,741 and the changes in operating assets and liabilities, net cash used in operating activities was $62,295. Cash used in investing activities totaled $251,015, consisting of cash distributions from the Project Partnerships, offset by the purchase of U.S. Treasury Notes in July 2006.

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

   Gateway is presently evaluating the potential disposition of each of the Project Partnerships which have reached the end of their tax-credit compliance period and as opportunities arise, will endeavor to sell Gateway's interest in those Project Partnerships. The Partnerships objective is to maximize the investor's return wherever possible and ultimately, to liquidate the Project Partnerships that no longer provide tax benefits to investors. Refer to Note 6 - Sale of Project Partnerships for discussion of the process.

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

   None.

Item 3.  Defaults upon Senior Securities:

   None.

Item 4.  Submission of Matters to a Vote of Security Holders:

   None.

Item 5.  Other Information:

   None.

Item 6.  Exhibits:

   31.1 Principal Executive Officer Certification as required by Rule 13a-   14(a)/15d-14(a), filed herewith.

   31.2 Principal Financial Officer Certification as required by Rule 13a-   14(a)/15d-14(a), filed herewith.

   32. Certification of the Chief Executive Officer and Chief Financial Officer    Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the    Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.
                    (Managing General Partner)

Date: November 15, 2006           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: November 15, 2006           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: November 15, 2006           By:/s/ Sandra C. Humphreys
                                  Sandra C. Humphreys
                                  Secretary and Treasurer

EXHIBIT 31.1

CERTIFICATIONS*

I, Ron Diner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gateway Tax Credit Fund, II, Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 15, 2006          By:/s/ Ronald M. Diner
                                 Ronald M. Diner
                                 President
                                 Raymond James Tax Credit Funds, Inc.
                                 (Managing General Partner)

EXHIBIT 31.2

CERTIFICATIONS*

I, Jonathan Oorlog, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gateway Tax Credit Fund, II, Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 15, 2006          By:/s/ Jonathan Oorlog
                                 Jonathan Oorlog
                                 Vice President and Chief Financial Officer
                                 Raymond James Tax Credit Funds, Inc.
                                 (Managing General Partner)

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Gateway Tax Credit Fund II, Ltd.; (the "Partnership") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Ronald M. Diner
Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(Managing General Partner)
November 15, 2006

/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(Managing General Partner)
November 15, 2006