Form 10-Q
period 2006-12-31
GATEWAY TAX CREDIT FUND II LTD
filed 2007-02-15
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended December 31, 2006

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

PART I - Financial Information

Item 1.  Financial Statements:

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 2	December 31, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

    Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,136 at December 31, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,136 at December 31, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners'(Deficit)

    Total Liabilities and Partners'    (Deficit)

$  133,231
128,210
-----------
261,441

0
-----------
$  261,441
===========

$   46,718
0
-----------
46,718
-----------

649,788
-----------

(376,915)
(58,150)
-----------
(435,065)
-----------

$  261,441
===========

$  250,529
66,276
-----------
316,805

0
-----------
$  316,805
===========

$   48,304
8,030
-----------
56,334
-----------

599,253
-----------

(281,595)
(57,187)
-----------
(338,782)
-----------

$  316,805
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 3	December 31, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 5,456 at December 31, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 5,456 at December 31, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners'(Deficit)

    Total Liabilities and Partners'    (Deficit)

$  114,569
128,210
-----------
242,779

0
-----------
$  242,779
===========

$   51,101
28
400
-----------
51,529
-----------

539,999
-----------

(298,442)
(50,307)
-----------
(348,749)
-----------

$  242,779
===========

$  236,035
58,952
-----------
294,987

0
-----------
$  294,987
===========

$   52,905
0
7,300
-----------
60,205
-----------

493,156
-----------

(207,975)
(50,399)
-----------
(258,374)
-----------

$  294,987
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 4	December 31, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,915 at December 31, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,915 at December 31, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners'(Deficit)

    Total Liabilities and Partners'    (Deficit)

$  152,628
179,695
-----------
332,323

0
-----------
$  332,323
===========

$   56,736
0
-----------
56,736
-----------

705,135
-----------

(364,598)
(64,950)
-----------
(429,548)
-----------

$  332,323
===========

$  322,204
74,685
-----------
396,889

0
-----------
$  396,889
===========

$   59,221
8,030
-----------
67,251
-----------

647,438
-----------

(253,967)
(63,833)
-----------
(317,800)
-----------

$  396,889
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 5	December 31, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 8,616 at December 31, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 8,616 at December 31, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity     (Deficit)

$  191,832
0
101,963
-----------
293,795

139,796
-----------
$  433,591
===========

$   75,678
0
-----------
75,678
-----------

580,865
-----------

(219,484)
(3,468)
-----------
(222,952)
-----------

$  433,591
===========

$  262,439
912
93,086
-----------
356,437

151,630
-----------
$  508,067
===========

$   77,770
3,650
-----------
81,420
-----------

511,577
-----------

(82,842)
(2,088)
-----------
(84,930)
-----------

$  508,067
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
SERIES 6	December 31, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 10,105 at December 31, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 10,105 at December 31, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity     (Deficit)

$  122,455
364,503
-----------
486,958

353,331
-----------
$  840,289
===========

$   71,473
46
-----------
71,519
-----------

913,903
-----------

(143,660)
(1,473)
-----------
(145,133)
-----------

$  840,289
===========

$  463,580
78,370
-----------
541,950

372,285
-----------
$  914,235
===========

$   73,971
46
-----------
74,017
-----------

838,056
-----------

2,162
0
-----------
2,162
-----------

$  914,235
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS
TOTAL SERIES 2 - 6	December 31, 2006 --------- (Unaudited)	March 31, 2006 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Accounts Receivable - Other
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 37,228 at December 31, 2006 and March 31, 2006 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at December 31, 2006 and March 31, 2006, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity     (Deficit)

$  714,715
0
902,581
-----------
1,617,296

493,127
-----------
$2,110,423
===========

$  301,706
74
400
-----------
302,180
-----------

3,389,690
-----------

(1,403,099)
(178,348)
-----------
(1,581,447)
-----------

$2,110,423
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    1,600
-----------
1,600
-----------

16,844

15,477
3,843
0
-----------
36,164
-----------

(34,564)
0
3,278
-----------
$  (31,286)
===========

$  (30,973)
(313)
-----------
$  (31,286)
===========

$    (5.05)
===========
6,136
===========

$    1,221
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Gain on Sale of Partnership Assets
 Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Assignees
 General Partners

Net Income (Loss) Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$        0
-----------
0
-----------

15,614

16,180
4,837
-----------
36,631
-----------

(36,631)
0
99,410
3,591
-----------
$   66,370
===========

$   65,707
663
-----------
$   66,370
===========

$    12.04
===========
5,456
===========

$    3,414
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$        0
-----------
0
-----------

19,233

20,402
5,048
-----------
44,683
-----------

(44,683)
0
4,199
-----------
$  (40,484)
===========

$  (40,080)
(404)
-----------
$  (40,484)
===========

$    (5.80)
===========
6,915
===========

$      884
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
-----------
1,654
-----------

23,096

24,623
5,494
3,859
-----------
57,072
-----------

(55,418)

6,501
3,661
-----------
$  (45,256)
===========

$  (44,804)
(452)
-----------
$  (45,256)
===========

$    (5.20)
===========
8,616
===========

$    1,654
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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project  Partnerships
 Gain on Sale of Partnership Assets
 Interest Income

Net (Loss) Income

Allocation of Net (Loss) Income:
 Assignees
 General Partners

Net (Loss) Income Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    3,740
-----------
3,740
-----------

25,283

26,030
5,836
9,513
-----------
66,662
-----------

(62,922)
(180)
0
6,713
-----------
$  (56,389)
===========

$  (55,825)
(564)
-----------
$  (56,389)
===========

$    (5.52)
===========
10,105
===========

$    3,503
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

  Total Expenses

Loss Before Equity in Income (Losses) of
 Project Partnerships and Other Income
Equity in Income (Losses) of Project  Partnerships
 Gain on Sale of Partnership Assets
 Interest Income

Net (Loss) Income

Allocation of Net (Loss) Income:
 Assignees
 General Partners

$    6,994
-----------
6,994
-----------

100,070

102,712
25,058
13,372
-----------
241,212
-----------

(234,218)

6,321
99,410
21,442
-----------
$ (107,045)
===========

$ (105,975)
(1,070)
-----------
$ (107,045)
===========

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

  Total Expenses

Loss Before Equity in Losses of
 Project Partnerships and Other Income
Equity in Losses of Project Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    5,393
-----------
5,393
-----------

50,534

46,694
15,274
0
-----------
112,502
-----------

(107,109)
0
10,826
-----------
$  (96,283)
===========

$  (95,320)
(963)
-----------
$  (96,283)
===========

$   (15.53)
===========
6,136
===========

$    4,708
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
-----------
11,814
-----------

46,843

48,817
16,160
-----------
111,820
-----------

(100,006)
0
99,410
9,821
-----------
$    9,225
===========

$    9,133
92
-----------
$    9,225
===========

$     1.67
===========
5,456
===========

$   20,430
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
-----------
13,347
-----------

57,697

61,552
18,395
-----------
137,644
-----------

(124,297)
0
12,549
-----------
$ (111,748)
===========

$ (110,631)
(1,117)
-----------
$ (111,748)
===========

$   (16.00)
===========
6,915
===========

$   13,584
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

  Total Expenses

Loss Before Equity in Income (Losses) of
 Project Partnerships and Other Income
Equity in Income (Losses) of Project  Partnerships
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   20,682
-----------
20,682
-----------

69,288

74,287
18,574
11,577
-----------
173,726
-----------

(153,044)

3,964
11,058
-----------
$ (138,022)
===========

$ (136,642)
(1,380)
-----------
$ (138,022)
===========

$   (15.86)
===========
8,616
===========

$   17,635
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

  Total Expenses

Loss Before Equity in Income (Losses) of
 Project Partnerships and Other Income
Equity in Income (Losses) of Project  Partnerships
 Gain on Sale of Partnership Assets
 Interest Income

Net (Loss) Income

Allocation of Net (Loss) Income:
 Assignees
 General Partners

Net (Loss) Income Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   24,741
-----------
24,741
-----------

75,848

78,532
21,761
28,539
-----------
204,680
-----------

(179,939)

12,561
0
20,083
-----------
$ (147,295)
===========

$ (145,822)
(1,473)
-----------
$ (147,295)
===========

$   (14.43)
===========
10,105
===========

$   18,370
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

  Total Expenses

Loss Before Equity in Income (Losses) of
 Project Partnerships and Other Income
Equity in Income (Losses) of Project  Partnerships
 Gain on Sale of Partnership Assets
 Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   75,977
-----------
75,977
-----------

300,210

309,882
90,164
40,116
-----------
740,372
-----------

(664,395)

16,525
99,410
64,337
-----------
$ (484,123)
===========

$ (479,282)
(4,841)
-----------
$ (484,123)
===========

$   74,727
-----------
74,727
-----------

302,838

234,728
83,402
6,179
-----------
627,147
-----------

(552,420)

(32,961)
224,074
61,798
-----------
$ (299,509)
===========

$ (378,634)
79,125
-----------
$ (299,509)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at December 31, 2005 Balance at March 31, 2006 Net Loss Balance at December 31, 2006	$ (126,760) (102,803) ------------ $ (229,563) ============ $ (281,595) (95,320) ------------ $ (376,915) ============	$ (55,623) (1,038) ------------ $ (56,661) ============ $ (57,187) (963) ------------ $ (58,150) ============	$ (182,383) (103,841) ------------ $ (286,224) ============ $ (338,782) (96,283) ------------ $ (435,065) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at December 31, 2005 Balance at March 31, 2006 Net Income Distributions Balance at December 31, 2006	$ (100,780) (70,921) ------------ $ (171,701) ============ $ (207,975) 9,133 (99,600) ------------ $ (298,442) ============	$ (49,316) (716) ------------ $ (50,032) ============ $ (50,399) 92 0 ------------ $ (50,307) ============	$ (150,096) (71,637) ------------ $ (221,733) ============ $ (258,374) 9,225 (99,600) ------------ $ (348,749) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at December 31, 2005 Balance at March 31, 2006 Net Loss Balance at December 31, 2006	$ (117,046) (95,507) ------------ $ (212,553) ============ $ (253,967) (110,631) ------------ $ (364,598) ============	$ (62,450) (965) ------------ $ (63,415) ============ $ (63,833) (1,117) ------------ $ (64,950) ============	$ (179,496) (96,472) ------------ $ (275,968) ============ $ (317,800) (111,748) ------------ $ (429,548) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Loss Balance at December 31, 2005 Balance at March 31, 2006 Net Loss Balance at December 31, 2006	$ 123,860 (118,502) ------------ $ 5,358 ============ $ (82,842) (136,642) ------------ $ (219,484) ============	$ 0 (1,197) ------------ $ (1,197) ============ $ (2,088) (1,380) ------------ $ (3,468) ============	$ 123,860 (119,699) ------------ $ 4,161 ============ $ (84,930) (138,022) ------------ $ (222,952) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Income Distributions Balance at December 31, 2005 Balance at March 31, 2006 Net Loss Balance at December 31, 2006	$ 651,535 9,099 (224,074) ------------ $ 436,560 ============ $ 2,162 (145,822) ------------ $ (143,660) ============	$ (83,041) 83,041 0 ------------ $ 0 ============ $ 0 (1,473) ------------ $ (1,473) ============	$ 568,494 92,140 (224,074) ------------ $ 436,560 ============ $ 2,162 (147,295) ------------ $ (145,133) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2005 Net Income (Loss) Distributions Balance at December 31, 2005 Balance at March 31, 2006 Net Loss Distributions Balance at December 31, 2006	$ 430,809 (378,634) (224,074) ------------ $ (171,899) ============ $ (824,217) (479,282) (99,600) ------------ $(1,403,099) ============	$ (250,430) 79,125 0 ------------ $ (171,305) ============ $ (173,507) (4,841) 0 ------------ $ (178,348) ============	$ 180,379 (299,509) (224,074) ------------ $ (343,204) ============ $ (997,724) (484,123) (99,600) ------------ $(1,581,447) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
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
  Partnerships
  Redemption of Investment in Securities
  Investment in Securities

      Net Cash (Used in) Provided by Investing
      Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (96,283) 0 (3,033) 0 (5,393) 48,949 (8,030) ---------- (63,790) ---------- 5,393 66,276 (125,177) ---------- (53,508) ---------- (117,298) 250,529 ---------- $ 133,231 ==========	$(103,841) 525 (3,667) 17,055 (4,708) 50,952 0 ---------- (43,684) ---------- 4,708 63,562 0 ---------- 68,270 ---------- 24,586 235,004 ---------- $ 259,590 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
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
     Increase in Distribution Payable
     Decrease in Other Payable

        Net Cash Used in Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Proceeds from Sale of Project Partnerships
  Redemption of Investment in Securities
  Investment in Securities

        Net Cash Provided by Investing
        Activities

Cash Flows from Financing Activities:
  Distributions Paid to Limited Partners
  Expenses Related to Distributions

        Net Cash Used in Financing Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

$   9,225

(3,033)
(99,410)
(11,814)

45,039
28
(6,900)
----------

(66,865)
----------

11,814
100,000
58,952
(125,177)
----------

45,589
----------

(99,600)
(590)
----------
(100,190)
----------

(121,466)
236,035
----------
$ 114,569
==========

$ (71,637) (3,261) 0 (20,430) 47,273 0 0 ---------- (48,055) ---------- 20,430 0 56,536 0 ---------- 76,966 ---------- 0 0 ---------- 0 ---------- 28,911 218,547 ---------- $ 247,458 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
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
  Partnerships
  Redemption of Investment in Securities
  Investment in Securities

       Net Cash (Used in) Provided by Investing
       Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$(111,748) (4,251) (13,347) 55,212 (8,030) ---------- (82,164) ---------- 13,347 74,685 (175,444) ---------- (87,412) ----------(169,576) 322,204 ---------- $ 152,628 ==========	$ (96,472) (4,132) (13,584) 58,181 0 ---------- (56,007) ---------- 13,584 71,627 0 ---------- 85,211 ----------29,204 304,447 ---------- $ 333,651 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)
SERIES 5 --------	2006 ----	2005 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
   Amortization
   Accreted Interest Income on Investments in
   Securities
   Equity in (Income) Losses of Project    Partnerships
   Distribution Income
   Changes in Operating Assets and Liabilities:
     Decrease in Accounts Receivable - Other
     Increase in Payable to General Partners
     Decrease in Other Payable

        Net Cash Used in Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities
  Investment in Securities

        Net Cash Provided by Investing
        Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$(138,022) 11,577 (2,412) (3,964) (20,682) 912 67,196 (3,650) ---------- (89,045) ---------- 24,903 93,086 (99,551) ---------- 18,438 ---------- (70,607) 262,439 ---------- $ 191,832 ==========	$(119,699) 1,503 (5,150) 3,636 (17,635) 0 70,000 (700) ---------- (68,045) ---------- 20,114 89,274 0 ---------- 109,388 ---------- 41,343 238,360 ---------- $ 279,703 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
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
  Expense Related to Distributions

        Net Cash Used in Financing Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

$(147,295)

28,539

(11,142)

(12,561)
0
(24,741)

0
73,349
0
----------

(93,851)
----------

27,717
0
(274,991)
----------

(247,274)
----------

0
0
----------
0
----------

(341,125)
463,580
----------
$ 122,455
==========

$  92,140

4,151

(8,365)

12,270
(224,074)
(18,370)

700
78,099
(500)
----------

(63,949)
----------

20,460
225,574
0
----------

246,034
----------

(224,028)
(1,500)
----------
(225,528)
----------

(43,443)
444,751
----------
$ 401,308
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
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
      Increase in Distribution Payable
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

        Net Cash Used in Financing Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

$ (484,123)

40,116

(23,871)

(16,525)
(99,410)
(75,977)

912
289,745
28
(26,610)
----------

(395,715)
----------

83,174
100,000
292,999
(800,340)
----------

(324,167)
----------

(99,600)
(590)
----------
(100,190)
----------

(820,072)
1,534,787
----------
$  714,715
===========

$ (299,509)

6,179

(24,575)

32,961
(224,074)
(74,727)

700
304,505
0
(1,200)
----------

(279,740)
----------

79,296
225,574
280,999
0
----------

585,869
----------

(224,028)
(1,500)
----------
(225,528)
----------

80,601
1,441,109
----------
$1,521,710
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2006

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway" or "Partnership"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Gateway has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes expected to qualify for Low-Income Housing Tax Credits. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the Limited Partnership Agreement. As of December 31, 2006, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series ("Series"). BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of September 30, 2006. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

   Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. No impairment loss has been recognized in the accompanying financial statements for the nine-month period ended December 31, 2006. For the fiscal year ended March 31, 2006, impairment expense was recognized in the statement of operations in Series 6 in the total amount of $343,241. Refer to Note 5 - Investment in Project Partnerships for further details regarding the components of the Investment in Project Partnership balance.

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

   Gateway holds variable interests in 140 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $493,127 at December 31, 2006. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

NOTE 3 - INVESTMENT IN SECURITIES:

   The December 31, 2006 Balance Sheet includes Investment in Securities consisting of U.S. Government Security Strips and U.S. Treasury Notes which represents their cost, plus accreted interest income of $3,033 for Series 2, $3,033 for Series 3, $4,252 for Series 4, $2,412 for Series 5 and $60,996 for Series 6. The Investment in Securities are commonly held in a brokerage account with Raymond James and Associates, Inc. A separate accounting is maintained for each series' share of the investments.
	Estimated Market Value ----------------	Cost Plus Accreted Interest ----------------	Gross Unrealized Gains and (Losses) ----------------
Series 2	$ 126,147	$ 128,210	$ (2,063)
Series 3	126,147	128,210	(2,063)
Series 4	176,804	179,695	(2,891)
Series 5	100,321	101,963	(1,642)
Series 6	359,630	364,503	(4,873)

   As of December 31, 2006, the cost and accreted interest of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 128,210	$ 128,210	$ 179,695
After 1 year through 5 years	0	0	0
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 128,210 =========	$ 128,210 =========	$ 179,695 =========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 101,963	$ 364,503	$ 902,581
After 1 year through 5 years	0	0	0
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 101,963 =========	$ 364,503 =========	$ 902,581 ==========

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

   For the nine months ended December 31, 2006 and 2005 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

                               2006             2005
                              -----            -----
  Series 2                $  50,534         $  50,706
  Series 3                   46,843            47,037
  Series 4                   57,697            57,903
  Series 5                   69,288            69,540
  Series 6                   75,848            77,652
                          ---------         ---------
  Total                   $ 300,210         $ 302,838
                          =========         =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

                              2006              2005
                              -----             -----
  Series 2                $  46,694         $  34,892
  Series 3                   48,817            36,478
  Series 4                   61,552            45,994
  Series 5                   74,287            57,096
  Series 6                   78,532            60,268
                          ---------          --------
  Total                   $ 309,882         $ 234,728
                          =========          ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 2

   As of December 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 22 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 22 Project Partnerships as of:

DECEMBER 31, 2006 -----------	MARCH 31, 2006 -----------

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

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,887,074 for the period ended December 31, 2006 and cumulative suspended losses of $5,632,737 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 3

   As of December 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 22 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in the 22 Project Partnerships as of:
DECEMBER 31, 2006 ------------	MARCH 31, 2006 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 3,735,251 (3,974,027) (157,005) ----------- (395,781) 474,160 (78,379) ----------- $ 0 ===========	$ 3,888,713 (4,133,478) (164,417) ----------- (409,182) 491,746 (82,564) ----------- $ 0 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,673,893 for the period ended December 31, 2006 and cumulative suspended losses of $6,446,347 for the year ended March 31, 2006 are not included.

   In November 2006, Gateway sold its Project Partnership investment in Birchwood Apartments. Gateway has received $99,600 in net proceeds and has estimated a net gain of $99,410 on the sale of this property which is included in Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available in fiscal year 2007. Of the $99,600 received in sales proceeds from this sale, $99,572 was distributed to the Limited Partners during the quarter ended December 31, 2006 and the $28 not distributed is reflected as a Distribution Payable on the Balance Sheet.

   Subsequent to this quarter-end, Gateway sold its Project Partnership investment in Southwood Apartments, Plaza Senior Village Apartments, Brubaker Square Apartments and Villa Allegra Apartments. Gateway expects to receive and distribute to BAC holders approximately $301,612 in net proceeds, or $55.28 per BAC unit, in the subsequent quarter from these sale transactions.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 4

   As of December 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 29 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in the 29 Project Partnerships as of:
DECEMBER 31, 2006 ------------	MARCH 31, 2006 -------------

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

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,917,748 for the period ended December 31, 2006 and cumulative suspended losses of $5,604,678 for the year ended March 31, 2006 are not included.

   Subsequent to this quarter-end, Gateway sold its Project Partnership investment in Alsace Village Apartments and Greenbriar Apartments. Gateway received and will distribute to BAC holders approximately $61,000 in net proceeds or $8.82 per BAC unit, from these sale transactions in the subsequent quarter.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 5

   As of December 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 35 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in the 35 Project Partnerships as of:
DECEMBER 31, 2006 ------------	MARCH 31, 2006 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 6,010,273 (6,123,242) (203,310) ----------- (316,279) 632,419 (176,344) ----------- $ 139,796 ===========	$ 6,010,273 (6,127,206) (199,089) ----------- (316,022) 632,419 (164,767) ----------- $ 151,630 ===========

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,684,802 for the period ended December 31, 2006 and cumulative suspended losses of $6,332,840 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 6

   As of December 31, 2006, the Partnership had acquired a 99% interest in the profits, losses and tax credits as a limited partner in 37 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in the 37 Project Partnerships as of:
DECEMBER 31, 2006 ------------	MARCH 31, 2006 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project Partnerships

Investments in Project Partnerships

$ 7,250,034 (6,833,293) (221,286) ----------- 195,455 768,912 (267,795) (343,241) ----------- $ 353,331 ============	$ 7,250,034 (6,845,853) (218,311) ----------- 185,870 768,912 (239,256) (343,241) ----------- $ 372,285 ============

 (1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,600,751 for the period ended December 31, 2006 and cumulative suspended losses of $4,294,234 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 2 - 6	DECEMBER 31, 2006 ------------	MARCH 31, 2006 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses
 Impairment of Investment in Project Partnerships

Investments in Project Partnerships

	$ 26,472,755 (26,942,228) (794,025) ----------- (1,263,498) 2,829,296 (729,430) (343,241) ----------- $ 493,127 ============	$ 26,626,217 (27,118,203) (794,241) ------------ (1,286,227) 2,846,882 (693,499) (343,241) ------------ $ 523,915 ============

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,308,986
14,338,758
7,974
-----------
$16,655,718
===========

$   401,955
22,653,237
-----------
23,055,192
-----------

(6,253,766)
(145,708)
-----------
(6,399,474)
-----------

$16,655,718
===========

$ 2,286,419
-----------
1,496,231
390,487
656,607
-----------
2,543,325
-----------
$  (256,906)
===========
$    (2,569)
===========
$  (254,337)
254,337
-----------
$          0
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,949,137
11,318,072
157,201
-----------
$14,424,410
===========

$   306,973
21,307,645
-----------
21,614,618
-----------

(7,513,883)
323,675
-----------
(7,190,208)
-----------

$14,424,410
===========

$ 2,289,044
-----------
1,469,140
332,766
718,768
-----------
2,520,674
-----------
$  (231,630)
===========
$    (4,084)
===========
$  (227,546)
227,546
-----------
$         0
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,663,110
18,385,908
40,878
-----------
$21,089,896
===========

$   802,431
26,077,954
-----------
26,880,385
-----------

(6,453,182)
662,693
-----------
(5,790,489)
-----------

$21,089,896
===========

$ 2,753,087
-----------
1,847,153
439,766
783,141
-----------
3,070,060
-----------
$  (316,973)
===========
$    (3,903)
===========
$  (313,070)
313,070
-----------
$         0
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 3,630,313
20,801,657
7,470
-----------
$24,439,440
===========

$   583,922
31,249,137
-----------
31,833,059
-----------

(7,029,290)
(364,329)
-----------
(7,393,619)
-----------

$24,439,440
===========

$ 3,308,479
-----------
2,239,114
518,233
902,646
-----------
3,659,993
-----------
$  (351,514)
===========
$    (3,516)
===========
$  (347,998)
351,962
-----------

$     3,964
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 4,561,108
24,373,437
13,420
-----------
$28,947,965
===========

$   467,439
33,511,342
-----------
33,978,781
-----------

(4,516,474)
(514,342)
-----------
(5,030,816)
-----------

$28,947,965
===========

$ 3,555,038
-----------
2,325,680
556,844
969,913
-----------
3,852,437
-----------
$  (297,399)
===========
$    (3,443)
===========
$  (293,956)
306,517
-----------

$    12,561
===========

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

Other partners' share of net loss

Partnerships' share of net loss
Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 16,112,654
89,217,832
226,943
------------
$105,557,429
============

$  2,562,720
134,799,315
------------
137,362,035
------------

(31,766,595)
(38,011)
------------
(31,804,606)
------------

$105,557,429
============

$ 14,192,067
------------
9,377,318
2,238,096
4,031,075
------------
15,646,489
------------
$ (1,454,422)
============
$    (17,515)
============
$ (1,436,907)
1,453,432
------------

$     16,525
============

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
============

NOTE 6 - SALE OF PROJECT PARTNERSHIPS:

   Gateway is currently in the process of disposing of its investments in Project Partnerships which have reached the end of their fifteen year tax-credit compliance period. This process may take a number of years to complete. Gateway's objective is to receive fair market value for its interest in the properties and ultimately, to liquidate the Project Partnerships. Gateway has not classified the Project Partnerships as held for sale in the accompanying financial statements because Gateway believes they do not meet all of the criteria required by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

   Originally, Gateway held 148 properties amongst its various Series. Of this total, 3 of the properties were sold as of December 31, 2006 and another 6 have been sold subsequent to quarter-end. The following summarizes the most recent status of the Project Partnership sale/disposal process for each Series:

Series 2

   Originally there were 22 properties in this Series and none have been sold as of December 31, 2006. The following summarizes the status of the sale or disposition of those properties held by this Series as of December 31, 2006.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Partnership Interest:

Lake Park                                  Lewiston
Lakeshore Apartments                       Claxton Elderly

   Should all these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $451,904, or $73.64 per BAC unit potentially available for distribution to the Limited Partners over the next 24 months. These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Gateway has approved the sale to the general partner of the Project Partnerships:

Inverness Club                            Durango C.W.W.

   The net proceeds from the sales of these Project Partnerships to Gateway are estimated to be $356,600, or $58.11 per limited partnership unit which would be available for distribution to the Limited Partners subsequent to closing of these sales transactions.

Series 3

   Originally there were 23 properties in this Series and 1 has been sold as of December 31, 2006. The following summarizes the status of the sale or disposition of those properties held by this Series as of December 31, 2006.

Project Partnership currently listed for sale on a commercial real estate for sale website:

Sunchase II

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Partnership Interest:

Countrywood Apartments

   Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction is estimated to be $83,750, or $15.35 per BAC unit potentially available for distribution to the Limited Partners over the next 24 months. This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

Gateway has approved the sale to the general partner of the Project Partnership:

Belmont Senior

   The estimated net proceeds from the sale of this Project Partnership to Gateway is estimated to be $40,500, or $7.42 per limited partnership unit which would be available for distribution to the Limited Partners subsequent to closing of the sale transaction.

   Subsequent to this quarter-end, Gateway sold its Project Partnership investment in Southwood, Bryan Senior, Brubaker Square, and Villa Allegra. Gateway expects to receive and distribute to BAC holders approximately $301,612 or $55.28 per BAC unit in net proceeds from these sales transactions in the subsequent quarter.

Series 4

   Originally there were 29 properties in this Series and none have been sold as of December 31, 2006. The following summarizes the status of the sale or disposition of those properties held by this Series as of December 31, 2006.

Project Partnerships currently listed for sale on a commercial real estate for sale website:

Timpson Senior

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Partnership Interest:

Jasper Villas

   Should this option be exercised, the net sales proceeds to Gateway from the sales transaction is estimated to be $96,500, or $13.95 per limited partnership unit potentially available for distribution to the Limited Partners over the next 24 months. This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the result of which is undeterminable.

Gateway has approved the sale to the general partner of the Project Partnerships:

Owingsville Senior                          Edmonton Senior

   The estimated net proceeds from the sales of these Project Partnerships to Gateway are estimated to be $77,500, or $11.20 per limited partnership unit which would be available for distribution to the Limited Partners subsequent to closing of these sales transactions.

Other Project Partnerships Dispositions:

Chestnut Apartments

   Subsequent to the quarter ended December 31, 2006, Gateway and the general partner of Chestnut Apartments have agreed for the lender to commence foreclosure proceedings. The 15-year compliance period on this property expired on December 31, 2006 and the general partner is no longer obligated to fund the property's cash operating losses. Gateway anticipates the change in ownership to become effective as of January 1, 2007 and Gateway anticipates no proceeds to be received upon disposition.

   Subsequent to this quarter-end, Gateway sold its Project Partnership investments in Alsace and Smithfield. Gateway expects to receive and distribute to BAC holders approximately $5761,000 or $8.824 per BAC unit in net proceeds from these sales transactions in the subsequent quarter.

Series 5

   Originally there were 36 properties in this Series and one has been sold as of December 31, 2006. The following summarizes the status of the sale or disposition of those properties held by this Series as of December 31, 2006.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Partnership Interest:

Zapata Housing

   Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction is estimated to be $61,500, or $7.13 per BAC unit potentially available for distribution to the Limited Partners over the next 24 months. This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

Series 6

Originally there were 38 properties in this Series and 1 has been sold as of December 31, 2006.

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations:

Results of Operations, Liquidity and Capital Resources

   Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees' capital contributions available for investment were used to acquire interests in Project Partnerships.

   As disclosed on the statement of operations for each Series, interest income is comparable for the nine months ended December 31, 2006 and December 31, 2005. The General and Administrative expenses - General Partner and General and Administrative expenses - Other for the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005, have increased due to higher administrative costs arising from the process of evaluating potential dispositions of Project Partnerships, and also due to higher third party accounting and auditing fees.

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

   From inception of Gateway to-date, three Series have paid distributions upon sale of Project Partnerships. A distribution of $157,126 related to the sale of Highland View, LP, in Series 5 was made during the quarter ended September 30, 2005, a distribution of $224,074 related to the sale of Mountain Crest, LP, in Series 6 was made during the quarter ended December 31, 2005, and a distribution of $99,600 related to the sale of Birchwood Apartments, LP, in Series 3 was made during the quarter ended December 31, 2006. Future distributions may be made for any particular Series as a result of the sale of other Project Partnerships.

   Subsequent to this quarter-end, Gateway sold its Project Partnership investment in six properties. Gateway sold four properties from Series 3 and two properties from Series 4. Refer to Note 6 - Sale of Project Partnerships for further discussion of these sales.

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2006 decreased from $17,055 for the nine months ended December 31, 2005 to $0 as a result of the suspension of losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $652,283 and $656,607 for the nine months ended September 30, 2005 and 2006, respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes. Overall, management believes the Project Partnerships are operating as expected and have generated tax credits which met projections.

   At December 31, 2006, the Series had $133,231 of short-term investments (Cash and Cash Equivalents). It also had $128,210 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $96,283 for the nine months ended December 31, 2006. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $63,790. Cash used in investing activities totaled $53,508, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities, offset by the purchase of U.S. Treasury Notes in July 2006.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2006 and 2005 was $0 as a result of the suspension of losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $724,390 and $718,768 for the nine months ended September 30, 2005 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and have generated tax credits which met projections.

   At December 31, 2006, the Series had $114,569 of short-term investments (Cash and Cash Equivalents). It also had $128,210 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net income of $9,225 for the nine months ended December 31, 2006. However, after adjusting for the changes in operating assets and liabilities and the gain on sale of partnership assets, net cash used in operating activities was $66,865. Cash provided by investing activities totaled $45,589, consisting of proceeds from the sale of Project Partnerships, cash distributions from the Project Partnerships, and proceeds from the redemption of securities, offset by the purchase of U.S. Treasury Notes in July 2006.

   In November 2006, Gateway sold its Project Partnership investment in Birchwood Apartments. Gateway has received approximately $99,600 in net proceeds and has estimated a net gain of $99,410 on the sale of this property which is included in Gain on Sale of Partnership Assets on the Combined Statement of Operations. This estimate will change as final financial information regarding the Project Partnership becomes available in fiscal year 2007. Of the $99,600 received in sales proceeds from this sale, $99,572 was distributed to the Limited Partners during the quarter ended December 31, 2006 and the $28 not distributed is reflected as a Distribution Payable on the Balance Sheet.

   Subsequent to this quarter-end, Gateway sold its Project Partnership investment in Southwood Apartments, Plaza Senior Village Apartments, Brubaker Square Apartments and Villa Allegra Apartments. Gateway expects to receive and distribute to BAC holders approximately $301,612 in net proceeds from these sale transactions in the subsequent quarter.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the nine months ended December 31, 2006 and 2005 was $0 as a result of the suspension of all losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $774,896 and $783,141 for the nine months ended September 30, 2005 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and have generated tax credits which met projections.

   At December 31, 2006, the Series had $152,628 of short-term investments (Cash and Cash Equivalents). It also had $179,695 in U.S. Treasury Notes with a maturity value of $178,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $111,748 for the nine months ended December 31, 2006. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $82,164. Cash used in investing activities totaled $87,412, consisting of cash distributions from the Project Partnership and proceeds from the redemption of securities, offset by the purchase of U.S. Treasury Notes in July 2006.

   Subsequent to this quarter-end, Gateway sold its Project Partnership investment in Alsace Village Apartments and Greenbriar Apartments. Gateway received and will distribute to BAC holders approximately $61,000 in net proceeds from these sale transactions in the subsequent quarter.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Income of Project Partnerships for the nine months ended December 31, 2006 increased from a loss of $3,636 for the nine months ended December 31, 2005 to income of $3,964. (These Project Partnerships reported depreciation and amortization of $918,889 and $902,646 for the nine months ended September 30, 2005 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and have generated tax credits which met projections.

   At December 31, 2006, the Series had $191,832 of short-term investments (Cash and Cash Equivalents). It also had $101,963 in U.S. Treasury Notes with a maturity value of $101,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $138,022 for the nine months ended December 31, 2006. However, after adjusting for Equity in Income of Project Partnerships of $3,964 and the changes in operating assets and liabilities, net cash used in operating activities was $89,045. Cash provided by investing activities totaled $18,438, consisting of cash distributions from the Project Partnerships and proceeds from the redemption of securities, offset by the purchase of U.S. Treasury Notes in July 2006.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Income of Project Partnerships for the nine months ended December 31, 2006 increased from a loss of $12,270 for the nine months ended December 31, 2005 to income of $12,561 due to a decrease in total expenses of the Project Partnership. (These Project Partnerships reported depreciation and amortization of $1,034,242 and $969,913 for the nine months ended September 30, 2005 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating tax credits which meet projections.

   At December 31, 2006, the Series had $122,455 of short-term investments (Cash and Cash Equivalents). It also had $82,847 in Zero Coupon Treasuries with maturities providing $83,000 in fiscal year 2007. In addition, the series had $281,656 in U.S. Treasury Notes with a maturity value of $279,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $147,295 for the nine months ended December 31, 2006. However, after adjusting for Equity in Income of Project Partnerships of $12,561 and the changes in operating assets and liabilities, net cash used in operating activities was $93,851. Cash used in investing activities totaled $247,274, consisting of cash distributions from the Project Partnerships, offset by the purchase of U.S. Treasury Notes in July 2006.

Exit Strategy

   The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion.   Many of the Project Partnerships have reached the end of their tax-credit compliance period and those Project Partnerships that have yet to reach the end of their tax-credit compliance period will do so within the next few years. To-date, three of the Project Partnerships have been sold and, in accordance with the Gateway partnership agreement, the net proceeds received from these sales have been disbursed to the Limited Partners of those series of Gateway.

   Gateway is presently evaluating the potential disposition of each of the Project Partnerships which have reached the end of their tax-credit compliance period and will endeavor to sell Gateway's interest in those Project Partnerships. The Partnerships objective is to sell Gateways interest in such properties for fair market value and ultimately, to liquidate the Project Partnerships that no longer provide tax benefits to investors. Refer to Note 6 - Sale of Project Partnerships for discussion of the process.

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

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.
                    (Managing General Partner)

Date: February 14, 2007           By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: February 14, 2007           By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: February 14, 2007           By:/s/ Sandra C. Humphreys
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

Date: February 14, 2007          By:/s/ Ronald M. Diner
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

Date: February 14, 2007          By:/s/ Jonathan Oorlog
                                 Jonathan Oorlog
                                 Vice President and Chief Financial Officer
                                 Raymond James Tax Credit Funds, Inc.
                                 (Managing General Partner)

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Quarterly Report of Gateway Tax Credit Fund II, Ltd.; (the "Partnership") on Form 10-Q for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Ronald M. Diner
Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(Managing General Partner)
February 14, 2007

/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(Managing General Partner)
February 14, 2007