Form 10-K
period 2007-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2007-07-17
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission File Number:   0-19022

                                Gateway Tax Credit Fund II Ltd.
                   (Exact name of Registrant as specified in its charter)

                Florida                                          65-0142704
    (State or other jurisdiction of                          (IRS Employer No.)
     incorporation or organization)

           880 Carillon Parkway,    St. Petersburg,    Florida     33716
          (Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:               (727)567-1000

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class:   Beneficial Assignee Certificates

                                                   Number of Units
  Title of Each Class                               March 31, 2007
Beneficial Assignee Certificates                        2,533
General Partner Interest                                    2

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

DOCUMENTS INCORPORATED BY REFERENCE

 Parts I, II, III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto.
File No. 33-31821

PART I

Item 1.  Business

   Gateway Tax Credit Fund II Ltd. ("Gateway") is a Florida Limited Partnership. The general partners are Raymond James Tax Credit Funds, Inc., the Managing General Partner, and Raymond James Partners, Inc., (collectively the "General Partners") both sponsors of Gateway Tax Credit Fund II Ltd. and wholly-owned subsidiaries of Raymond James Financial, Inc.

   Pursuant to the Securities Act of 1933, Gateway filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective September 12, 1989, which covered the offering (the "Public Offering") of Gateway's Beneficial Assignee Certificates ("BACs") representing assignments of units for the beneficial interest of the limited partnership interest of the Assignor Limited Partner. The Assignor Limited Partner was formed for the purpose of serving in that capacity for Gateway and will not engage in any other business.

   Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits under Section 42 of the Internal Revenue Code ("Tax Credits"), received over a ten year period. Subject to certain limitations, Tax Credits may be used by Gateway's investors to reduce their income tax liability generated from other income sources. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of its Limited Partnership Agreement. As of March 31, 2007, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Assignees.

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5, and 6, respectively had been issued as of March 31, 2007. Each series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each series were used to acquire Project Partnerships which are specifically allocated to such series. Income or loss and all tax items from the Project Partnerships acquired by each series are specifically allocated among the Assignees of such series.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners. Profit or loss and cash distributions from sales of property will be allocated as described in the Limited Partnership Agreement.

   Gateway initially held investments in 148 Project Partnerships. As more fully discussed in Item 7 herein, Gateway is presently in the process of disposing of its interests in Project Partnerships which have reached the end of their fifteen year tax credit compliance period. As of March 31, 2007, Gateway held investments in 136 Project Partnerships, 12 Project Partnerships have been sold as of March 31, 2007. As described in Note 8 herein, one additional Project Partnership has been sold subsequent to the fiscal year-end of March 31, 2007. Project Partnership investments by Series as of March 31, 2007 are as follows: 22 Project Partnerships for Series 2, 17 Project Partnerships for Series 3, 25 Project Partnerships for Series 4, 35 Project Partnerships for Series 5 and 37 Project Partnerships for Series 6. Gateway acquired its interests in these properties by becoming a limited partner in the Project Partnerships that own the properties. As of March 31, 2007, the capital received for each series was fully invested in Project Partnerships and management plans no new investments in the future.

   The primary source of funds from the inception of each series has been the capital contributions from Assignees. Gateway's operating costs are funded using the reserves established for this purpose, the interest earned on these reserves and distributions received from Project Partnerships.

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

   The General Partners do not believe the Project Partnerships are subject to the risks generally associated with conventionally financed nonsubsidized apartment properties. Risks related to the operations of Gateway are described in detail on pages 23 through 34 of the Prospectus, as supplemented, contained in the Registration Statement, File No. 33-31821 ("Prospectus") under the Caption "Risk Factors" which is incorporated herein by reference. The investment objectives of Gateway are to:

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

   The investment objectives and policies of Gateway are described in detail on pages 34 through 40 of the Prospectus, under the caption "Investment Objectives and Policies" which is incorporated herein by reference.

   Gateway's goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing. As of March 31, 2007 the investor capital contributions were successfully invested in Project Partnerships, which met the investment criteria. The Tax Credits have been delivered to Gateway and the fifteen year tax credit compliance period is now over for 129 of the 148 Project Partnership investments originally made. Gateway is now disposing of its remaining interests in Project Partnerships as they reach the end of their 15 year Tax Credit compliance period. Gateway's objective is to sell Gateway's interest in such properties for fair market value and ultimately, to liquidate the Project Partnerships and in turn ultimately liquidate Gateway.

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

  Of the original 148 Project Partnership investments, 129 have reached the end of their Tax Credit compliance period as of December 31, 2006 and those Project Partnerships that have yet to reach the end of their Tax Credit compliance period will do so no later than December 31, 2008. As of March 31, 2007, twelve of the Project Partnership investments have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales are payable to the Assignee Limited Partners of those series of Gateway. On a cumulative basis as of March 31, 2007, $99,600 representing $18.25 per Assignee Limited Partner unit in Series 3, $157,126 representing $18.23 per Assignee Limited Partner unit in Series 5 and $224,074 representing $22.17 per Assignee Limited Partner unit in Series 6 have been distributed to the Assignee Limited Partners of the respective series. An additional $357,095 representing $65.45 per Assignee Limited Partner unit in Series 3 and $146,944 representing $21.25 per Assignee Limited Partner unit in Series 4 have been distributed in May, 2007.

Item 1A.  Risk Factors

   Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment. No such contributions have been made during fiscal year 2007.

   Investors eventually may be allocated profits for tax purposes which exceed any cash Gateway distributes to them. Under these circumstances, unless an investor has passive losses or credits to reduce such tax liability, the investor will have to pay federal income tax without a corresponding cash distribution from Gateway. Similarly, in the event of a sale or foreclosure of an apartment complex, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to the investor as a result of such event.

   There is no assurance that investors will receive any cash distributions from the sale or refinancing of a Project Partnership. The price at which a Project Partnership is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time.

Item 1B.  Unresolved Staff Comments

   None.

Item 2.  Properties:

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single net investment as of March 31, 2007 in a Project Partnership for each respective Series is: Series 2, 3 and 4 is 0% of both the series and Gateway's total assets as there are no Investment in Project Partnership balances in any of those series, Series 5 is 19.5% of the Series'total assets and 3.3% of Gateway's total assets, and Series 6 is 18.2% of the Series'total assets and 5.2% of Gateway's total assets. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2006:
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

808,632

854,562

859,698

1,466,107

1,568,513

1,304,457

1,233,935

1,076,098

1,517,589

1,245,870

3,496,824

781,460

1,057,871

1,794,542

1,082,192

700,935

955,814

1,401,416

1,782,517

1,781,614

1,377,518

542,054
-----------
$28,690,218

100% 38% 88% 97% 88% 85% 96% 94% 100% 89% 94% 100% 97% 85% 97% 100% 97% 95% 98% 98% 96% 100%
		====		===========

The aggregate average effective rental income per unit for the year-ended December 31, 2006 is $4,125 per year ($344 per month)
SERIES 3 PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST ----------	OCCU- PANCY RATE -----

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Heritage Villas

Logansport Seniors

Poteau, OK

Sallisaw, OK

Oolagah, OK

Waldron, AR

Roland, OK

Stilwell, OK

Arkport, NY

Watertown, SD

Rising Sun, MD

Weston, AL

Centreville, AL

Pineville, LA

Hawesville, KY

Madisonville, KY

Elkhart, TX

Helena, GA

Logansport, LA

		52 52 32 24 52 48 24 41 16 10 40 28 12 24 54 25 32 ---- 566	8/90 8/90 8/90 9/90 10/90 10/90 9/90 9/90 9/90 11/90 11/90 11/90 12/90 12/90 1/91 3/91 3/91	1,789,148 1,744,103 1,148,484 860,273 1,804,010 1,597,701 1,170,316 1,480,119 848,662 347,577 1,621,545 1,106,688 440,425 927,256 1,690,509 824,759 1,384,751 ---------- $20,786,326	89% 96% 69% 96% 83% 98% 88% 100% 100% 100% 98% 96% 100% 100% 87% 96% 94%
		====	===========

The average effective rental income per unit for the year-ended December 31, 2006 is $3,876 per year ($323 per month).

Item 2.  Properties (continued):

SERIES 4

PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE ------

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Sr.

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apts.

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Jonesville Manor

Norton Green

Timpson Seniors

Piedmont

S.F. Arkansas City

Seneca, MO

Eudora, KS

Westville, OK

Wellsville, KS

Stilwell, OK

Spring Hill, KS

Galliano, LA

Oakdale, LA

Fairchance, PA

Howard, SD

St. George, SC

Williston, SC

Brackettville, TX

Sonora, TX

Ozona, TX

Fredericksburg, TX

St. Joseph, IL

Huron, SD

Ashland, ME

Jasper, AR

Jonesville, VA

Norton, VA

Timpson, TX

Barnesville, GA

Arkansas City, KS

		24 36 36 24 52 24 48 32 34 24 24 24 32 32 24 48 24 21 25 25 40 40 28 36 12 ---- 769	2/91 3/91 3/91 3/91 3/91 3/91 4/91 4/91 4/91 5/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 6/91 8/91 8/91 8/91

821,129

1,290,143

1,101,686

810,970

1,657,974

1,036,369

2,263,014

1,532,159

1,725,462

1,079,682

939,018

990,026

1,042,263

1,047,032

802,089

1,444,252

976,883

886,309

1,429,003

1,122,986

1,784,429

1,828,850

815,916

1,289,047

412,028
----------
$30,128,719

100% 92% 97% 88% 92% 100% 94% 97% 100% 33% 96% 100% 97% 97% 92% 98% 100% 100% 100% 96% 98% 100% 86% 97% 92%
		====		==========

The average effective rental income per unit for the year-ended December 31, 2006 is $4,023 per year ($335 per month).
SERIES 5 PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE -----

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

1,517,702

980,617

402,402

572,924

732,342

695,908

3,217,901

1,691,514

1,760,233

866,259

1,088,664

886,334

901,648

1,602,433

1,128,784

907,712

2,657,927

1,632,414

889,941

840,596

871,530

957,710

776,725

823,643

1,449,378

759,136

578,333

1,243,118

1,741,669

817,378

996,605

1,018,712

1,347,586

433,980

900,996
-----------
$39,690,754

87% 100% 83% 56% 92% 95% 97% 100% 100% 92% 100% 88% 96% 100% 90% 96% 85% 100% 92% 96% 96% 100% 83% 75% 100% 100% 92% 100% 100% 80% 96% 100% 98% 83% 96%
		=====		============

The average effective rental income per unit for the year-ended December 31, 2006 is $4,025 per year ($335 per month).

Item 2.  Properties (continued):

SERIES 6

PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST --------	OCCU- PANCY RATE -----

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

1,181,526

704,794

775,095

1,328,623

1,378,516

1,676,842

709,881

1,053,059

676,931

1,718,676

1,045,646

1,034,586

908,494

436,882

1,238,475

1,532,968

1,678,210

1,414,978

1,022,561

961,926

1,331,731

1,167,799

1,235,098

982,688

959,509

1,190,156

1,499,593

1,656,135

1,526,912

3,107,763

1,039,790

1,319,786

561,008

1,387,035

616,082

931,989

1,474,973

-----------
$44,466,716

67% 88% 92% 100% 100% 100% 88% 97% 92% 100% 92% 97% 100% 83% 97% 98% 100% 100% 96% 96% 92% 92% 95% 96% 96% 100% 100% 88% 93% 84% 100% 93% 100% 100% 88% 96% 98%
		=====		===========

The average effective rental income per unit for the year-ended December 31, 2006 is $4,409 per year ($367 per month).

Item 2.  Properties (continued):

A summary of the book value of the fixed assets of the properties at December 31, 2006, 2005 and 2004 is as follows:

                 12/31/06
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,012,180 176,254 26,493,385 1,008,399 0 ----------- 28,690,218 14,509,817 ----------- $ 14,180,401	$ 684,171 60,548 18,752,377 1,289,230 0 ----------- 20,786,326 12,941,903 ----------- $ 7,844,423	$ 1,022,612 189,887 27,284,781 1,631,439 0 ----------- 30,128,719 14,557,123 ----------- $ 15,571,596
	============	============	============

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,451,551 160,551 36,218,888 1,859,764 0 ----------- 39,690,754 19,192,129 ----------- $ 20,498,625	$ 1,709,391 569,385 39,614,448 2,573,492 0 ----------- 44,466,716 19,596,977 ----------- $ 24,869,739	$ 5,879,905 1,156,625 148,363,879 8,362,324 0 ----------- 163,762,733 80,797,949 ----------- $ 82,964,784
	============	============	============

                 12/31/05
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,012,180 153,721 26,439,200 975,046 38,604 ----------- 28,618,751 13,623,386 ----------- $ 14,995,365	$ 985,546 131,281 25,661,272 1,593,479 0 ----------- 28,371,578 16,335,525 ----------- $ 12,036,053	$ 1,188,112 222,427 31,384,891 1,814,832 0 ----------- 34,610,262 15,441,345 ----------- $ 19,168,917
	===========	===========	===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,451,551 159,501 36,202,243 1,814,555 0 ----------- 39,627,850 17,923,547 ----------- $ 21,704,303	$ 1,709,391 556,191 39,024,120 2,414,255 0 ----------- 43,703,957 18,360,632 ----------- $ 25,343,325	$ 6,346,780 1,223,121 158,711,726 8,612,167 38,604 ----------- 174,932,398 81,684,435 ----------- $ 93,247,963
	===========	===========	============

                                                             12/31/04
	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,012,180 136,496 26,404,542 936,014 38,604 ----------- 28,527,836 12,747,926 ----------- $ 15,779,910	$ 985,546 123,414 25,586,168 1,556,321 0 ----------- 28,251,449 15,378,450 ----------- $ 12,872,999	$ 1,188,112 222,427 31,289,900 1,758,655 0 ----------- 34,459,094 14,409,096 ----------- $ 20,049,998
	===========	===========	===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum. Depreciation Properties, Net	$ 1,451,551 159,501 36,164,853 1,771,643 0 ----------- 39,547,548 16,798,175 ----------- $ 22,749,373	$ 1,774,305 536,092 40,018,159 2,426,481 0 ----------- 44,755,037 17,672,479 ----------- $ 27,082,558	$ 6,411,694 1,177,930 159,463,622 8,449,114 38,604 ----------- 175,540,964 77,006,126 ----------- $ 98,534,838
	===========	===========	============

Item 3.  Legal Proceedings

  Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

  As of March 31, 2007, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

(b)  Approximate Number of Equity Security Holders:

Title of Class                                    Number of Holders
                                                as of March 31, 2007
Beneficial Assignee Certificates                        2,533
General Partner Interest                                    2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 2	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 15,209	$ 7,263	$ 13,938	$ 12,820	$ 12,665
Net Loss	(119,127)	(156,399)	(97,520)	(92,200)	(85,230)
Equity in (Losses) of Project Partnerships	0	(32,092)	(10,911)	(8,484)	(17,624)
Total Assets	257,364	316,805	394,306	445,532	523,794
Investments In Project Partnerships	0	0	34,391	47,597	58,381
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	..02 6.65 (125.58)	..14 4.74 (129.62)	..14 4.18 (142.06)	..14 5.18 (157.55)	2.79 7.31 (146.95)
Net Loss	(19.22)	(25.23)	(15.73)	(14.88)	(13.75)

FOR THE YEARS ENDED MARCH 31,:
SERIES 3	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 20,439	$ 22,861	$ 18,781	$ 22,801	$ 21,167
Net Income (Loss)	305,962	(108,278)	(77,647)	(77,243)	(82,729)
Equity in Income (Losses) of Project Partnerships	490	0	0	(5,137)	(25,505)
Total Assets	598,431	294,987	329,653	344,724	405,777
Investments In Project Partnerships	0	0	0	0	6,633
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 11.09 (118.50)	0 6.85 (137.15)	0 5.78 (147.47)	..17 6.54 (159.39)	1.38 7.92 (137.28)
Net Income (Loss)	46.84	(19.65)	(14.09)	(14.02)	(15.01)

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 4	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 20,091	$ 18,473	$ 16,181	$ 27,960	$ 14,116
Net Loss	(79,276)	(138,304)	(102,967)	(98,159)	(160,313)
Equity in Income (Losses) of Project Partnerships	0	0	0	(8,763)	(77,657)
Total Assets	469,913	396,889	445,208	472,775	536,633
Investments In Project Partnerships	0	0	0	0	12,279
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 9.68 (149.08)	1.22 5.99 (150.52)	..21 5.11 (140.52)	1.22 4.16 (134.34)	2.98 8.48 (147.73)
Net Loss	(20.70)	(19.80)	(14.74)	(14.05)	(22.95)

FOR THE YEARS ENDED MARCH 31,:
SERIES 5	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 26,812	$ 22,819	$ 27,663	$ 16,981	$ 20,909
Net Income(Loss)	(194,685)	(208,790)	15,153	(265,039)	(261,993)
Equity in Losses of Project Partnerships	(5,528)	(22,512)	(21,348)	(133,705)	(159,492)
Total Assets	402,832	508,067	773,331	827,194	1,073,840
Investments In Project Partnerships	125,403	151,630	202,405	229,630	376,275
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 5.89 (118.24)	0 5.79 (112.76)	2.33 5.39 (151.09)	8.66 4.81 (148.50)	54.70 6.71 (136.53)
Net Income (Loss)	(22.37)	(23.99)	(6.71)	(30.45)	(30.10)

FOR THE YEARS ENDED MARCH 31,:
SERIES 6	2007 ----	2006 ----	2005 ----	2004 ----	2003 ---
Total Revenues	$ 29,678	$ 26,354	$ 32,039	$ 21,129	$ 16,919
Net Loss	(332,668)	(342,258)	(198,709)	(294,767)	(334,594)
Equity in Losses of Project Partnerships	(7,156)	(25,699)	(65,236)	(148,498)	(209,950)
Total Assets	683,149	914,235	1,374,037	1,467,978	1,731,924
Investments In Project Partnerships	208,779	372,285	781,147	858,488	1,024,672
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 9.85 (99.04)	0 7.33 (96.72)	3.81 5.34 (99.58)	15.16 5.41 (109.10)	129.74 7.48 (115.70)
Net Loss	(32.59)	(42.09)	(19.47)	(28.88)	(32.78)

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

   The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 (the "Act") mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas and certain provisions of the Act will require implementation by Gateway in subsequent years. In light of these additional requirements, Gateway has and expects to continue to incur increased expenses related to compliance with the Act.

Results of Operations, Liquidity and Capital Resources

   Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2. The proceeds from Assignees'capital contributions available for investment were used to acquire interests in Project Partnerships.

   Gateway - All Series - The following discusses the overall results of operations, liquidity and capital resources for Gateway as a whole. A summary of the activity within each specific Series of Gateway then follows.

   Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes. Distribution income increased 15% in fiscal year 2007 to $112,229, an increase of $14,459 from the fiscal year 2006 distribution income of $97,770, which represented a $10,832 or 10% decrease as compared to distribution income of $108,602 in fiscal year 2005.

   The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel and legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships. The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs. (Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors' return of their original capital contribution).

   Total expenses of Gateway were $1,082,466 for the fiscal year ended March 31, 2007, a decrease of $196,394 as compared to the fiscal year 2006 total expenses of $1,278,860, which represented a $578,029 increase in total expenses over the fiscal year 2005 amount of $700,831. Impairment expense represents a significant component of total expenses in fiscal year 2007 and 2006. Impairment expense is a non-cash element of expense that arises whenever events or changes in circumstances indicate that the recorded carrying value of a respective Investment in Project Partnership may not be recoverable. During fiscal year 2007, impairment expense was recorded in the aggregate amount of $103,003. In fiscal year 2006, the impairment expense recorded was $343,241. Net of this impairment expense, expenses of Gateway increased $43,844, or 5% in fiscal year 2007 versus fiscal year 2006. The increase in fiscal year 2007 results from increases in the expense of the General Partner in administering the business of Gateway as well as increases in the cost of third-parties who provide services such as audit services to Gateway. The fiscal year 2006 expense represented a $234,788, or 34% increase over the fiscal year 2005 amount of $700,831.

   The sources of funds to pay the expenses of Gateway are cash and cash equivalents and short-term investments which are comprised of U.S. Treasury Security Strips ("Zero Coupon Treasuries") and U.S. Treasury Notes along with the interest earnings thereon, which were purchased with funds set aside for this purpose, and cash distributed to the Series from the operations of the Project Partnerships. Due to the rent limitations applicable to the Project Partnerships projects as a result of their qualifying for Low-Income Housing Tax Credits, Gateway does not expect there to be a significant increase in future rental income of the Project Partnerships. Therefore, cash distributions from the operations of the Project Partnerships are not expected to increase. Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   For the year ended March 31, 2007 the Project Partnerships reported losses of $12,194 which represents a $68,109 decrease as compared to the Losses from Project Partnerships for the year ended March 31, 2006 of $80,303. For the fiscal year ended March 31, 2005, the Project Partnerships reported a loss of $97,495. Typically, it is customary in the low-income housing tax credit industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. Since Gateway invests as a limited partner in Project Partnerships, and is therefore not obligated to fund losses or make additional capital contributions, Gateway does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment balance below zero. Therefore, as the Project Partnership investments mature and the Investments in Project Partnership balances decrease over time, the Losses from Project Partnerships recorded by Gateway decrease.

   In fiscal year 2007, the Gain on Sale of Project Partnerships amounted to $475,364, an increase from the fiscal year 2006 Gain on Sale of Project Partnerships amount of $224,074 which was an increase over the fiscal year 2005 Gain on Sale of Project Partnerships of $157,126. In addition in fiscal year 2007, $128,050 of Gain on Sale of Project Partnerships was deferred for revenue recognition purposes and is reflected on the Balance Sheet as of March 31, 2007. This Deferred Gain will be recognized on the statement of operations in fiscal year 2008 when the proceeds are received. As more fully discussed herein, ten Project Partnership investments were sold or disposed of in fiscal year 2007 as compared to fiscal year 2006 and fiscal year 2005 when one Project Partnership investment was sold in each year. The amount of the gain or loss on a sale of a Project Partnership and the year in which it is recognized on the statement of operations is dependent upon the specifics related to each sale or disposition transaction. Refer to the discussion of each Project Partnership sold in the exit strategy section that follows.

   In total, Gateway reported a loss of $419,794 from operations for the year ended March 31, 2007. Cash and Cash Equivalents decreased by $401,872 but Investments in Securities increased by $444,723. Of the Cash and Cash Equivalents on hand as of March 31, 2007, $376,063 is payable to certain series'Assignees arising from the sale of Project Partnerships during fiscal year 2007, which are for distribution to those certain Assignees in fiscal 2008. After consideration of these sales proceeds, cash and cash equivalents and Investments in Securities decreased $333,212 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. As of March 31, 2007, the series had invested $4,524,678 in 22 Project Partnerships located in 10 states containing 724 apartment units. Average occupancy of the Project Partnerships was 93% as of December 31, 2006.

   Equity in Losses of Project Partnerships decreased $32,092 to $0 for the year ended March 31, 2007, the fiscal year 2006 losses represented an increase of $21,181 from the fiscal year 2005 loss amount of $10,911. As presented in Note 5, Gateway's share of net loss decreased from $679,662 for the year ended March 31, 2005 to $637,400 for the year ended March 31, 2006 and to $527,581 for the year ended March 31,2007. Suspended Losses were $668,751 for the year ended March 31, 2005, $605,308 for the year ended March 31, 2006 and $527,581 for the year ended March 31, 2007. If not suspended, these losses would have reduced the investment in Project Partnerships below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $869,716, $875,459, and $886,432 for the years ended December 31, 2004, 2005, and 2006 respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes until the year of disposition. Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

   At March 31, 2007, the Series had $129,724 of short-term investments (Cash and Cash Equivalents). In addition, the Series had $127,640 in U. S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $119,127 for the year ending March 31, 2007. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $77,279. Cash used in investing activities totaled $43,526, consisting of $15,209 in cash distributions from the Project Partnerships and $66,276 from matured Zero Coupon Treasuries, offset by $125,011 used to purchase U.S. Treasury Notes in July 2006.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. As of March 31, 2007 the series had invested $2,866,874 in 17 Project Partnerships located in 12 states containing 566 apartment units. Average occupancy of the Project Partnerships was 92% as of December 31, 2006.

   Equity in Income of Project Partnerships was $490 for the year ended March 31, 2007, an increase from $0 for each of fiscal year 2006 and 2005. As presented in Note 5, Gateway's share of net loss decreased from $727,644 for the year ended March 31, 2005 to $595,587 for the year ended March 31, 2006 and to $334,438 for the year ended March 31, 2007. Suspended Losses decreased from $727,644 for the year ended March 31, 2005 to $595,587 for the year ended March 31, 2006 and to $333,948 for the year ended March 31, 2007. If not suspended, these losses would have reduced the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $973,367, $965,926 and $731,144 for the years ended December 31, 2004, 2005 and 2006, respectively.) Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

   At March 31, 2007, the Series had $426,791 of short-term investments (Cash and Cash Equivalents). In addition, the Series had $127,640 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes these sources of funds are sufficient to meet the Series'current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net income of $305,962 for the year ended March 31, 2007. However, after adjusting the changes in operating assets and liabilities, net cash used in operating activities was $77,016. Cash provided by investing activities totaled $369,892, consisting of $20,439 in cash distributions from the Project Partnerships, $415,512 from the sale of 5 Project (Proceeds totaling $44,000 from the sale of 1 Project Partnership were received after year-end.), and $58,952 from matured Zero Coupon Treasuries, offset by $125,011 used to purchase U.S. Treasury Notes in July 2006. Cash used in financing activities (distributions to Limited Partners) totaled $102,120.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. As of March 31, 2007, the series had invested $4,273,215 in 25 Project Partnerships located in 16 states containing 769 apartment units. Average occupancy of the Project Partnerships was 94% at December 31, 2006.

   Equity in Losses of Project Partnerships was $0 for the year ended March 31, 2007, no change from each of fiscal year 2006 and 2005. As presented in Note 5, Gateway's share of net loss decreased from $806,547 for the year ended March 31, 2005 to $684,436 for the year ended March 31, 2006 and to $592,559 for the year ended March 31, 2007. Suspended Losses decreased from $806,547 for the year ended March 31, 2005 to $684,436 for the year ended March 31, 2006 and to $592,559 for the year ended March 31, 2007. If not suspended, these losses would have reduced the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,045,249, $1,044,298 and $921,420 for the years ended December 31, 2004, 2005 and 2006, respectively.) Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

   At March 31, 2007, the Series had $206,516 of short-term investments (Cash and Cash Equivalents). In addition, the Series had $178,897 in U.S. Treasury Notes with a maturity value of $178,000 at June 30, 2007. Management believes these sources of funds are sufficient to meet the Series'current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a loss of $79,276 from operations for the year ended March 31, 2007. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $97,692. Cash used in investing activities totaled $16,436, consisting of $20,091 in cash distributions from the Project Partnerships, $64,000 from the sale of 2 Project Partnerships (Proceeds totaling $84,500 from the sale of 2 Project Partnership were received after year-end.), and $74,685 from matured Zero Coupon Treasuries, offset by $175,212 used to purchase U.S. Treasury Notes in July 2006. Cash used in financing activities totaled $1,560.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. As of March 31, 2007, the series had invested $6,010,273 in 35 Project Partnerships located in 12 states containing 1,080 apartment units. Average occupancy of the Project Partnerships was 94% as of December 31, 2006.

   Equity in Losses of Project Partnerships decreased $16,984 to $5,528 in fiscal year 2007, as compared to $22,512 in fiscal year 2006. The fiscal year 2006 amount was a $1,164 increase from the fiscal year 2005 losses of $21,348. As presented in Note 5, Gateway's share of net loss decreased from $772,904 for the year ended March 31, 2005 to $724,141 for the year ended March 31, 2006 and then increased to $738,149 for the year ended March 31, 2007. Suspended losses decreased from $746,794 for the year ended March 31, 2005 to $701,629 for the year ended March 31, 2006 and then increased to $732,621 for the year ended March 31, 2007. If not suspended, these losses would have reduced the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,247,246, $1,203,506 and $1,220,039 for the years ended December 31, 2004, 2005 and 2006, respectively.) Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. There were no impairment expenses in fiscal years 2007, 2006, and 2005. Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

   At March 31, 2007, the Series had $175,920 of short-term investments (Cash and Cash Equivalents). In addition, the Series had $101,509 in U.S. Treasury Notes with a maturity value of $101,000 at June 30, 2007. Management believes these sources of funds are sufficient to meet the Series'current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $194,685 for the year ended March 31, 2007. However, after adjusting for Equity in Losses of Project Partnerships of $5,528 and the changes in operating assets and liabilities, net cash used in operating activities was $112,262. Cash provided by investing activities totaled $25,743 consisting of $32,075 in cash distributions from the Project Partnerships and $93,086 from matured Zero Coupon Treasuries, offset by $99,418 used to purchase U.S. Treasury Notes in July 2006.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. As of March 31, 2007, the series had invested $7,250,034 in 37 Project Partnerships located in 19 states containing 1,048 apartment units. Average occupancy of the Project Partnerships was 95% as of December 31, 2006.

   Equity in Losses of Project Partnerships decreased $18,543 to $7,156 in fiscal year 2007 as compared to losses of $25,699 for fiscal year 2006. The fiscal year 2006 losses were a $39,537 decrease from a loss amount of $65,236 recorded in fiscal year 2005. As presented in Note 5, Gateway's share of net loss decreased from $673,713 for the year ended March 31, 2005 to $590,957 for the year ended March 31, 2006 and to $569,570 for the year ended March 31, 2007. Suspended losses decreased from $608,477 for the year ended March 31, 2005 to $565,258 for the year ended March 31, 2006 and to $562,414 for the year ended March 31, 2007. If not suspended, these losses would have reduced the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,367,028, $1,293,203 and $1,303,827 for the years ended December 31, 2004, 2005 and 2006, respectively.) Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. For the fiscal years ended March 31, 2007 and 2006, impairment expenses of $103,003 and $343,241 were recognized. There was no impairment expense in fiscal year 2005. Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

   At March 31, 2007, the Series had $193,964 of short-term investments (Cash and Cash Equivalents). In addition, the Series had $280,406 in U.S. Treasury Notes with a maturity value of $279,000 at June 30, 2007. Management believes these sources of funds are sufficient to meet the Series'current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $332,668 for the year ended March 31, 2007. However, after adjusting for Equity in Losses of Project Partnerships of $7,156 and the changes in operating assets and liabilities, net cash used in operating activities was $116,082. Cash used in investing activities totaled $153,534 consisting of $38,096 in cash distributions from the Project Partnerships and $83,000 from matured Zero Coupon Treasuries, offset by $274,630 used to purchase U.S. Treasury Notes in July 2006.

Exit Strategy

   The IRS compliance period for low-income housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion. Gateway is currently in the process of disposing of its investments in Project Partnerships which have reached the end of their fifteen year Tax Credit compliance period. Gateway's objective is to sell Gateway's interest in such assets for fair market value and ultimately, to liquidate the Project Partnerships. Generally, the market for Project Partnerships is limited. Some of the factors which negatively impact the marketability of these projects include (1) requirements by government agencies or the project's debt holder to continue to maintain the property in the low-income housing program, and (2) the mortgage balance of the property is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships and lengthy (usually 50 year) amortization periods.

   As of March 31, 2007, Gateway holds a limited partner interest in 136 Project Partnerships which own and operate government assisted multi-family housing complexes. Project investments by Series are as follows: 22 Project Partnerships for Series 2, 17 Project Partnerships for Series 3, 25 Project Partnerships for Series 4, 35 Project Partnerships for Series 5, and 37 Project Partnerships for Series 6. Many of the Project Partnerships have reached the end of their Tax Credit compliance period. As of March 31, 2007, twelve of the Project Partnerships have been sold (6 in Series 3, 4 in Series 4, 1 in Series 5, and 1 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series. Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6). The transaction summaries for the Project Partnerships sold during the past three fiscal years are summarized below:

Fiscal Year 2007 Disposition Activity:

Series 3

   In March 2007, Gateway sold its Project Partnership investment in Belmont Senior Apartments. In accordance with FASB No. 66 ("FASB No. 66") "Accounting for Sales of Real Estate," although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated gain on the sale of this investment of $43,850 is being deferred on the Balance Sheet of Gateway as of March 31, 2007 and not recognized in the Statement of Operations until the period that the proceeds are received. The entire balance of the net proceeds due from this sale were subsequently received and distributed to the Series 3 Assignees in the amount of $8.04 per beneficial assignee certificate during the first quarter of fiscal year 2008.

   In January 2007, Gateway sold its Project Partnership investment in Southwood Apartments. Gateway received $42,652 in net proceeds ($7.82 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Series 3 Assignees.

   In January 2007, Gateway sold its Project Partnership investment in Plaza Senior Village Apartments. Gateway received $82,145 in net proceeds ($15.06 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Series 3 Assignees.

   In January 2007, Gateway sold its Project Partnership investment in Brubaker Square Apartments. Gateway received $115,009 in net proceeds ($21.08 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Series 3 Assignees.

   In January 2007, Gateway sold its Project Partnership investment in Villa Allegra Apartments. Gateway received $73,408 in net proceeds ($13.45 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Series 3 Assignees.

   In November 2006, Gateway sold its Project Partnership investment in Birchwood Apartments. Gateway received $99,410 in net proceeds ($18.25 per beneficial assignee certificate) for the sale of the Project Partnership. Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. The net proceeds from this sale transaction were distributed to the Series 3 Assignees in December 2006.

Series 4

   In March 2007, Gateway sold its Project Partnership investment in Edmonton Senior Apartments. In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated gain on the sale of this investment of $38,350 is being deferred on the Balance Sheet of Gateway as of March 31, 2007 and not recognized in the Statement of Operations until the period that the proceeds are received. The entire balance of the net proceeds due from this sale were subsequently received and distributed in the amount of $5.55 per beneficial assignee certificate to the Series 4 Assignees during the first quarter of fiscal year 2008.

   In March 2007, Gateway sold its Project Partnership investment in Owingsville Senior Apartments. In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated gain on the sale of this investment of $45,850 is being deferred on the Balance Sheet of Gateway as of March 31, 2007 and not recognized in the Statement of Operations until the period that the proceeds are received. The entire balance of the net proceeds due from this sale were subsequently received and distributed in the amount of $6.63 per beneficial assignee certificate to the Series 4 Assignees during the first quarter of fiscal year 2008.

   In January 2007, Gateway sold its Project Partnership investment in Alsace Village Apartments. Gateway received $23,370 in net proceeds ($3.38 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Series 4 Assignees.

   In January 2007, Gateway sold its Project Partnership investment in Greenbriar Apartments. Gateway received $39,370 in net proceeds ($5.69 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Series 4 Assignees.

Fiscal Year 2006 Disposition Activity:

Series 6

   In August 2005, Gateway sold its Project Partnership investment in Mountain Crest Apartments. Gateway received $224,074 in net proceeds ($22.17 per beneficial assignee certificate) for the sale of this Project Partnership. Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. The net proceeds from this sale transaction were distributed to the Series 6 Assignees in November 2005.

Fiscal Year 2005 Disposition Activity:

Series 5

   In December 2004, Gateway sold its Project Partnership investment in Highland View Apartments. Gateway received $157,126 in net proceeds ($18.24 per beneficial assignee certificate) for the sale of this Project Partnership. Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. The net proceeds from this sale transaction were distributed to the Series 5 Assignees in July 2005.

Project Partnership sold subsequent to March 31, 2007:

Series 2

Rolling Oaks II Apartments

   Subsequent to the March 31, 2007 year-end, Gateway sold its Project Partnership investment in Rolling Oaks II Apartments. Gateway realized approximately $55,000 in net proceeds or approximately $8.96 per beneficial assignee certificate from this sale transaction which will be distributed to the Series 2 Assignees in the 2nd quarter of fiscal year 2008.

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 2

Inverness Club                                    Heritage Village Apartments

   These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $360,000, or $58.67 per beneficial assignee certificate which would be available for distribution to the Series 2 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 24-month period.

Series 4

Chestnut Apartments                               Ashland Estates

   These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $22,000, or $3.18 per beneficial assignee certificate which would be available for distribution to the Series 4 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 24-month period.

Series 5

Country Place Apartments II                       Country Place Apartments II
   (Georgetown LP)                                    (Portland II Ltd.)

   These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $90,000, or $10.45 per beneficial assignee certificate which would be available for distribution to the Series 5 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 24-month period.

Series 6

Autumn Place Apts.                                Spring Wood Apartments

   These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $102,000, or $10.09 per beneficial assignee certificate which would be available for distribution to the Series 6 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 24-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Project Partnership interest:

Series 2

Brookhaven Apartments                             Lakeshore Apartments
Lewiston Country Estates                          Woodland Terrace Apartments
Hidden Creek Apartments

   Should all of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $715,000, or $116.53 per beneficial assignee certificate potentially available for distribution to the Series 2 Assignees over the next 24 months. These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Series 3

Countrywood Apartments

   Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction are estimated to be $85,000, or $15.58 per beneficial assignee certificate potentially available for distribution to the Series 3 Assignees over the next 24 months. This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

Series 4

River Bend Apartments                             Norton Green Apartments

   Should all of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $180,000, or $26.03 per beneficial assignee certificate potentially available for distribution to the Series 4 Assignees over the next 24 months. These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Series 5

Villa Del Rio                                     Willow Apartments
Woodvale Apartments II

   Should all of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $275,000, or $31.92 per beneficial assignee certificate potentially available for distribution to the Series 5 Assignees over the next 24 months. These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Series 6

Country Place Apartments

   Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction are estimated to be $90,000, or $8.91 per beneficial assignee certificate potentially available for distribution to the Series 6 Assignees over the next 24 months. This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

Project Partnerships currently listed for sale on a commercial real estate for sale website or listed for sale by the general partner of the Project Partnership:

Series 3

Logansport Seniors Apartments                     Sunchase II Apartments
Mill Run Apartments

Series 4

Oaks Apartments                                   Tarpon Heights Apartments
Sonora Seniors Apartments                         Fredericksburg Seniors Apartments
Ozona Seniors Apartments                          Brackettville Seniors Apartments
Timpson Seniors Apartments                        Village Apartments of St. Joseph II

Series 5

Fox Ridge Apartments                              Redmont II Apartments
Village Apartments of Effingham                   Village Apartments of Seymour II

|
Disclosure of Contractual Obligations
		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities Reflected on the Registrant's Balance Sheet under GAAP	$3,800,683 (1)	317,633	3,483,050	0	0

(1)  The Other Liabilities represent the asset management fees and other general and administrative expense reimbursements owed to the General Partners as of March 31,2007. This payable is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing. As referred to in Note 4, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due later than one year within the next twelve months.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

   As a small business issuer, no information is required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund II Ltd.

   We have audited the accompanying balance sheets of Gateway Tax Credit Fund II, Ltd. (a Florida Limited Partnership) as of March 31, 2007 and 2006 and the related statements of operations, partners'equity (deficit), and cash flows for each of the years in the two year period ended March 31, 2007. These financial statements are the responsibility of Gateway's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Gateway Tax Credit Fund II, Ltd. for the period ended March 31, 2005, were audited by other auditors whose report dated September 8, 2005, expressed an unqualified opinion on those statements.

   We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Gateway is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Gateway's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund II, Ltd. at March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
July 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund II Ltd

   We have audited the accompanying statements of operations, partners'equity (deficit), and cash flows of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) for the year ended March 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Project Partnerships in Series 6 for which net losses of $5,938 are included in the accompanying financial statements for the year ended March 31, 2005. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, partners'equity (deficit), and cash flows are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, partners'equity (deficit), and cash flows, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, partners'equity (deficit), and cash flows. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audit and the reports of other auditors, the statements of operations, partners'equity (deficit), and cash flows present fairly, in all material respects, the results of operations and cash flows of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

SPENCE, MARSTON, BUNCH, MORRIS & CO.
Certified Public Accountants

Clearwater, Florida
September 8, 2005

PART I - Financial Information
  Item 1.  Financial Statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2007 AND 2006
SERIES 2	2007 ----	2006 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

     Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 2 had 6,136 at March 31, 2007 and 2006 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 2 had 6,136 at March 31, 2007 and 2006, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity (Deficit)

	$ 129,724 127,640 ---------- $ 257,364 ========== $ 48,705 0 ---------- 48,705 ---------- 666,568 ---------- (399,531) (58,378) ---------- (457,909) ---------- $ 257,364 ==========	$ 250,529 66,276 ---------- $ 316,805 ========== $ 48,304 8,030 ---------- 56,334 ---------- 599,253 ---------- (281,595) (57,187) ---------- (338,782) ---------- $ 316,805 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2007 AND 2006
SERIES 3	2007 ----	2006 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable - Other

      Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Deferred Gain on Sale of Project Partnerships
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 3 had 5,456 at March 31, 2007 and 2006 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 3 had 5,456 at March 31, 2007 and 2006, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity (Deficit)

	$ 426,791 127,640 44,000 ---------- $ 598,431 ========== $ 55,354 313,273 43,850 0 ---------- 412,477 ---------- 551,211 ---------- (365,257) (0) ---------- (365,257) ---------- $ 598,431 ==========	$ 236,035 58,952 0 ---------- $ 294,987 ========== $ 52,905 0 7,300 ---------- 60,205 ---------- 493,156 ---------- (207,975) (50,399) ---------- (258,374) ---------- $ 294,987 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2007 AND 2006
SERIES 4	2007 ----	2006 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable - Other

      Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Deferred Gain on Sale of Project Partnerships
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 4 had 6,915 at March 31, 2007 and 2006 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 4 had 6,915 at March 31, 2007 and 2006, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity (Deficit)

$  206,516
178,897
84,500
-----------
$  469,913
===========

$   60,680
62,744
84,200
0
-----------
207,624
-----------

722,109
-----------

(459,820)
0
----------
(459,820)
----------
$  469,913
===========

$ 322,204 74,685 0 ----------- $ 396,889 =========== $ 59,221 0 0 8,030 ----------- 67,251 ----------- 647,438 ----------- (253,967) (63,833) ---------- (317,800) ---------- $ 396,889 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2007 AND 2006
SERIES 5	2007 ----	2006 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable - Other

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 5 had 8,616 at March 31, 2007 and 2006 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 5 had 8,616 at March 31, 2007 and 2006, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity (Deficit)

$  175,920
101,509
0
-----------
277,429

125,403
-----------
$  402,832
===========

$   78,583
0
-----------
78,583
-----------

603,864
-----------

(275,580)
(4,035)
-----------
(279,615)
-----------
$  402,832
===========

$  262,439
93,086
912
-----------
356,437

151,630
-----------
$  508,067
===========

$   77,770
3,650
-----------
81,420
-----------

511,577
-----------

(82,842)
(2,088)
-----------
(84,930)
-----------
$  508,067
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2007 AND 2006
SERIES 6	2007 ----	2006 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 6 had 10,105 at March 31, 2007 and 2006 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 6 had 10,105 at March 31, 2007 and 2006, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity (Deficit)

$  193,964
280,406
-----------
474,370

208,779
-----------
$  683,149
===========

$   74,311
46
-----------
74,357
-----------

939,298
-----------

(327,179)
(3,327)
-----------
(330,506)
-----------
$  683,149
===========

$  463,580
78,370
-----------
541,950

372,285
-----------
$  914,235
===========

$   73,971
46
-----------
74,017
-----------

838,056
-----------

2,162
0
-----------
2,162
-----------
$  914,235
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2007 AND 2006
TOTAL SERIES 2 - 6	2007 ----	2006 ----

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable - Other

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS'EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Deferred Gain on Sale of Project Partnerships
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners'Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which Series 2-6 had 37,228 at March 31, 2007 and 2006 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, Series 2-6 had 37,228 at March 31, 2007 and 2006, issued and outstanding
General Partners

  Total Partners'Equity (Deficit)

    Total Liabilities and Partners'Equity (Deficit)

$1,132,915
816,092
128,500
-----------
2,077,507

334,182
-----------
$2,411,689
===========

$  317,633
376,063
128,050
0
-----------
821,746
-----------

3,483,050
-----------

(1,827,367)
(65,740)
-----------
(1,893,107)
-----------
$2,411,689
===========

$1,534,787
371,369
912
-----------
1,907,068

523,915
-----------
$2,430,983
===========

$  312,171
46
0
27,010
-----------
339,227
-----------

3,089,480
-----------

(824,217)
(173,507)
-----------
(997,724)
-----------
$2,430,983
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 2	2007 ----	2006 ----	2005 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships and Other Income
Equity in Losses of Project Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee Certificate

Number of Beneficial Assignee Certificates Outstanding

$    15,209
-----------
15,209
-----------

67,315

61,537
19,652
0
-----------
148,504
-----------

(133,295)
0
14,168
-----------
$ (119,127)
===========

$ (117,936)
(1,191)
-----------
$ (119,127)
===========

$   (19.22)
===========
6,136
===========

$    7,263
-----------
7,263
-----------

67,609

47,681
28,551
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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
Series 3	2007 ----	2006 ----	2005 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other

  Total Expenses

Loss Before Equity in Income of Project  Partnerships and Other Income
Equity in Income of Project Partnerships
Gain on Sale of Project Partnerships
Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Assignees
 General Partners

Net Income (Loss) Per Beneficial Assignee Certificate
Number of Beneficial Assignee Certificates Outstanding

$  20,439
----------
20,439
----------

58,055

63,702
21,099
----------
142,856
----------

(122,417)
490
412,624
15,265
----------
$ 305,962
==========

$ 255,563
50,399
----------
$ 305,962
==========

$   46.84
==========
5,456
==========

$  22,861
----------
22,861
----------

62,716

49,848
30,605
---------
143,169
----------

(120,308)
0
0
12,030
----------
$(108,278)
==========

$(107,195)
(1,083)
----------
$(108,278)
==========

$  (19.65)
==========
5,456
==========

$  18,781
----------
18,781
----------

62,717

33,531
10,716
----------
106,964
----------

(88,183)
0
0
10,536
----------
$ (77,647)
==========

$ (76,871)
(776)
----------
$ (77,647)
==========

$  (14.09)
==========
5,456
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 4	2007 ----	2006 ----	2005 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Other

  Total Expenses

Loss Before Equity in Income of Project  Partnerships and Other Income
Equity in Income of Project Partnerships
Gain on Sale of Project Partnerships
Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Assignees
 General Partners

Net Income (Loss) Per Beneficial Assignee
Certificate
Number of Beneficial Assignee Certificates Outstanding

$  20,091
---------
20,091
---------

74,671

81,118
23,570
---------
179,359
---------

(159,268)
0
62,740
17,252
---------
$ (79,276)
==========

$(143,109)
63,833
---------
$ (79,276)
==========

$  (20.70)
==========
6,915
==========

$  18,473
---------
18,473
---------

77,205

62,853
33,151
---------
173,209
---------

(154,736)
0
0
16,432
---------
$(138,304)
==========

$(136,921)
(1,383)
---------
$(138,304)
==========

$  (19.80)
==========
6,915
==========

$  16,181
---------
16,181
---------

77,205

42,279
13,260
---------
132,744
---------

(116,563)
0
0
13,596
---------
$(102,967)
==========

$(101,937)
(1,030)
---------
$(102,967)
==========

$  (14.74)
==========
6,915
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 5	2007 ----	2006 ----	2005 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships and Other Income
Equity in Income (Losses) of Project Partnerships
Gain on Sale of Project Partnerships
Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee Certificates Outstanding

$ 26,812
----------
26,812
----------

92,287

97,901
24,984
15,436
----------
230,608
----------

(203,796)
(5,528)
0
14,639
----------
$(194,685)
==========

(192,738)
(1,947)
----------
$(194,685)
==========

$  (22.37)
==========
8,616
==========

$ 22,819
----------
22,819
----------

92,722

77,443
30,180
25,784
----------
226,129
----------

(203,310)
(22,512)
0
17,032
----------
$(208,790)
==========

(206,702)
(2,088)
----------
$(208,790)
==========

$  (23.99)
==========
8,616
==========

$ 27,663
----------
27,663
----------

92,722

52,484
17,788
2,005
----------
164,999
----------

(137,336)
(21,348)
157,126
16,711
----------
$  15,153
==========

(57,812)
72,965
----------
$  15,153
==========

$   (6.71)
==========
8,616
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
SERIES 6	2007 ----	2006 ----	2005 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee - General Partner
 General and Administrative:
  General Partner
  Other
 Amortization
 Impairment of Investment in Project Partnerships

  Total Expenses

Loss Before Equity in Income (Losses) of Project Partnerships and Other Income
Equity in Income (Losses) of Project Partnerships
Gain on Sale of Project Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee Certificates Outstanding

$  29,678
----------
29,678
----------

101,242

103,495
28,470
44,929
103,003
----------
381,139
----------

(351,461)
(7,156)
0
25,949
----------
$(332,668)
==========

$(329,341)
(3,327)
----------
$(332,668)
==========

$  (32.59)
==========
10,105
==========

$  26,354
----------
26,354
----------

101,592

81,777
26,202
39,001
 343,241
----------
591,813
----------

(565,459)
(25,699)
224,074
24,826
----------
$(342,258)
==========

$(425,299)
83,041
----------
$(342,258)
==========

$  (42.09)
==========
10,105
==========

$  32,039
----------
32,039
----------

104,509

55,400
17,799
6,106
0
----------
183,814
----------

(151,775)
(65,236)
0
18,302
----------
$(198,709)
==========

$(196,722)
(1,987)
----------
$(198,709)
==========

$  (19.47)
==========
10,105
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 2 - 6	2007 ----	2006 ----	2005 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization
 Impairment of Investment in Project   Partnerships

  Total Expenses

Loss Before Equity in Income (Losses) of Project Partnerships and Other Income
Equity in Income (Losses) of Project Partnerships
Gain on Sale of Project Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

$   112,229
-----------
112,229
-----------

393,570

407,753
117,775
60,365

103,003
-----------
1,082,466
-----------

(970,237)
(12,194)
475,364
87,273
-----------
$  (419,794)
============

$  (527,561)
107,767
------------
$  (419,794)
============

$   97,770
-----------
97,770
-----------

401,844

319,602
148,689
65,484

343,241
-----------
1,278,860
-----------

(1,181,090)
(80,303)
224,074
83,290
-----------
$  (954,029)
============

$(1,030,952)
76,923
------------
$  (954,029)
============

$  108,602
-----------
108,602
-----------

404,762

215,768
71,493
8,808

0
-----------
700,831
-----------

(592,229)
(97,495)
157,126
70,908
-----------
$  (461,690)
============

$  (529,887)
68,197
------------
$  (461,690)
============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$ (30,215) (96,545) ----------- (126,760) (154,835) ----------- (281,595) (117,936) ----------- $ (399,531) ===========	$ (54,648) (975) ----------- (55,623) (1,564) ----------- (57,187) (1,191) ----------- $ (58,378) ===========	$ (84,863) (97,520) ----------- (182,383) (156,399) ----------- (338,782) (119,127) ----------- $ (457,909) ===========

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Income Distributions Balance at March 31, 2007	$ (23,909) (76,871) ----------- (100,780) (107,195) ----------- (207,975) 255,563 (412,845) ----------- $ (365,257) ===========	$ (48,540) (776) ----------- (49,316) (1,083) ----------- (50,399) 50,399 0 ----------- $ 0 ===========	$ (72,449) (77,647) ----------- (150,096) (108,278) ----------- (258,374) 305,962 (412,845) ----------- $ (365,257) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Income (Loss) Distributions Balance at March 31, 2007	$ (15,109) (101,937) ----------- (117,046) (136,921) ----------- (253,967) (143,109) (62,744) ----------- $ (459,820) ===========	$ (61,420) (1,030) ---------- (62,450) (1,383) ---------- (63,833) 63,833 0 ----------- $ 0 ===========	$ (76,529) (102,967) ----------- (179,496) (138,304) ----------- (317,800) (79,276) (62,744) ----------- $ (459,820) ===========

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Income (Loss) Distributions Balance at March 31, 2005 Net Loss Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$ 338,798 (57,812) (157,126) ----------- 123,860 (206,702) ----------- (82,842) (192,738) ----------- $ (275,580) ===========	$ (72,965) 72,965 0 ---------- 0 (2,088) ---------- (2,088) (1,947) ---------- $ (4,035) ==========	$ 265,833 15,153 (157,126) ----------- 123,860 (208,790) ----------- (84,930) (194,685) ----------- $ (279,615) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Income (Loss) Distributions Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$ 848,257 (196,722) ------------ 651,535 (425,299) (224,074) ------------ 2,162 (329,341) ------------ $ (327,179) ============	$ (81,054) (1,987) ---------- (83,041) 83,041 0 ---------- 0 (3,327) ---------- $ (3,327) ==========	$ 767,203 (198,709) ----------- 568,494 (342,258) (224,074) ----------- 2,162 (332,668) ----------- $ (330,506) ===========

STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Income (Loss) Distributions Balance at March 31, 2005 Net Income (Loss) Distributions Balance at March 31, 2006 Net Income (Loss) Distributions Balance at March 31, 2007	$ 1,117,822 (529,887) (157,126) ------------ 430,809 (1,030,952) (224,074) ------------ (824,217) (527,561) (475,589) ------------ $(1,827,367) ============	$(318,627) 68,197 0 ---------- (250,430) 76,923 0 ---------- (173,507) 107,767 0 ---------- $ (65,740) ==========	$ 799,195 (461,690) (157,126) ----------- 180,379 (954,029) (224,074) ----------- (997,724) (419,794) (475,589) ----------- $(1,893,107) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005
SERIES 2 --------	2007 ----	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to   Net Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on      Investments in Securities
    Accreted Discount on Investments in      Securities
    Equity in Losses of Project      Partnerships
    Distributions Included in Other      Income
    Changes in Operating Assets and     Liabilities:
      Increase in Interest Receivable
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
  Redemption of Investment in Securities
  Investment in Securities

        Net Cash (Used in) Provided by         Investing Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Year

Cash and Cash Equivalents at End of Year

	$(119,127) 0 0 (509) 0 (15,209) (2,120) 67,716 (8,030) ---------- (77,279) ---------- 15,209 66,276 (125,011) ---------- (43,526) ---------- (120,805) 250,529 ---------- $ 129,724 ==========	$(156,399) 699 (4,927) 0 32,092 (7,263) 0 70,868 8,030 ---------- (56,900) ---------- 8,863 63,562 0 ---------- 72,425 ---------- 15,525 235,004 ---------- $ 250,529 ==========	$(97,520) 697 (9,361) 0 10,911 (13,438) 0 46,294 0 ---------- (62,417) ---------- 15,038 61,299 0 ---------- 76,337 ---------- 13,920 221,084 ---------- $ 235,004 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005
SERIES 3 -------	2007 ----	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Income (Loss)
  Adjustments to Reconcile Net Income   (Loss) to Net Cash Used in Operating   Activities:
    Accreted Interest Income on      Investments in Securities
    Accreted Discount on Investments in      Securities
    Equity in Income of Project      Partnerships
    Gain on Sale of Project Partnerships
    Distributions Included In Other      Income
    Changes in Operating Assets and     Liabilities:
      Increase in Interest Receivable
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
  Proceeds from Sale of Project   Partnerships
  Redemption of Investment in Securities
  Investment in Securities

        Net Cash Provided by Investing         Activities

Cash Flows from Financing Activities:
  Distributions Paid to Limited Partners
  Expenses Related to Sale of Project   Partnerships

        Net Cash Used in Financing         Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Year

Cash and Cash Equivalents at End of Year

Supplemental non-cash activities:
Increase in Distribution Payable
Distribution to Limited Partners
Increase in Receivable - Other
Proceeds from Sale of Project Partnership

$ 305,962

0

(509)

(490)
(412,624)

(20,439)

(2,120)

60,504

(7,300)
----------

(77,016)
----------

20,439

415,512
58,952
(125,011)
----------

369,892
----------

(99,572)

(2,548)
----------

(102,120)
----------
190,756

236,035
----------
$ 426,791
==========

$ 313,273
(313,273)
(44,000)
44,000
----------
$       0
==========

$(108,278)

(4,382)

0

0
0

(22,861)

0

66,312

7,300
----------

(61,909)
----------

22,861

0
56,536
0
----------

79,397
----------

0

0
----------

0
----------
17,488

218,547
----------
$ 236,035
==========

$       0
0
0
0
----------
$       0
==========

$ (77,647)

(8,327)

0

0
0

(18,781)

0

62,576

0
----------

(42,179)
----------

18,781

0
54,526
0
----------

73,307
----------

0

0
----------

0
----------
31,128

187,419
----------
$ 218,547
==========

$       0
0
0
0
----------
$       0
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005
SERIES 4 --------	2007 ----	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Income (Loss)
  Adjustments to Reconcile Net Income   (Loss) to Net Cash Used in Operating   Activities:
    Accreted Interest Income on
     Investments in Securities
    Accreted Discount on Investments in      Securities
    Equity in Income of Project      Partnerships
    Gain on Sale of Project Partnerships
    Distributions Included In Other      Income
    Changes in Operating Assets and     Liabilities:
      Increase in Interest Receivable
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

Cash Flows from Financing Activities:
  Expenses Related to Sale of Project   Partnerships

        Net Cash Used in Financing         Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Year

Cash and Cash Equivalents at End of Year

Supplemental non-cash activities:
Increase in Distribution Payable
Distribution to Limited Partners
Increase in Receivable - Other
Proceeds from Sale of Project Partnership

$ (79,276)

0

(713)

0
(62,740)

(20,091)

(2,972)

76,130

(8,030)
----------

(97,692)
----------

20,091

64,000
74,685
(175,212)
----------

(16,436)
----------

(1,560)
----------

(1,560)
----------

(115,688)

322,204
----------
$ 206,516
==========

$  62,744
(62,744)
(84,500)
84,500
----------
$       0
==========

$(138,304)

(5,552)

0

0
0

(18,473)

0

81,955

8,030
----------

(72,344)
----------

18,473

0
71,628
0
----------

90,101
----------

0
----------

0
----------

17,757

304,447
----------
$ 322,204
==========

$       0
0
0
0
----------
$       0
==========

$(102,967)

(10,549)

0

0
0

(16,173)

0

75,400

0
----------

(54,289)
----------

16,173

0
69,078
0
----------

85,251
----------

0
----------

0
-----------

30,962

273,485
----------
$ 304,447
==========

$       0
0
0
0
----------
$       0
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005
SERIES 5 --------	2007 ----	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to   Net Cash Used in Operating Activities:
    Amortization
    Accreted Interest Income on      Investments in Securities
    Accreted Discount on Investments in      Securities
    Equity in Losses of Project      Partnerships
    Gain on Sale of Project Partnerships     Distributions Included in Other      Income
    Changes in Operating Assets and     Liabilities:
     Increase in Interest Receivable
     Decrease (Increase) in Receivable -       Other
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

Cash and Cash Equivalents at End of Year

$(194,685)

15,436

0

(405)

5,528
0

(26,812)

(1,686)

912

93,100
(3,650)
----------

(112,262)
----------

32,075

0
93,086
(99,418)
----------

25,743
----------

(86,519)

262,439
----------
$ 175,920
==========

		$(208,790) 25,784 (6,919) 0 22,512 0 (22,819) 0 (912) 97,702 2,950 ---------- (90,492) ---------- 25,298 0 89,273 0 ---------- 114,571 ---------- 24,079 238,360 ---------- $ 262,439 ==========	$ 15,153 2,005 (13,147) 0 21,348 (157,126) (27,063) 0 0 (69,716) 700 ---------- (227,846) ---------- 30,934 0 86,098 0 ---------- 117,032 ---------- (110,814) 349,174 ---------- $ 238,360 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005
SERIES 6 -------	2007 ----	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to   Net Cash Used in Operating Activities:
    Amortization
    Impairment of Investment in Project      Partnerships
    Accreted Interest Income on      Investments in Securities
    Accreted Discount on Investments in      Securities
    Equity in Losses of Project      Partnerships
    Gain on Sale of Project Partnerships
    Distributions Included in Other      Income
    Changes in Operating Assets and     Liabilities:
     Increase in Interest Receivable
     Decrease (Increase) in Receivable -       Other
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
  Proceeds from Sale of Project    Partnerships
  Redemption of Investment in Securities
  Investment in Securities

        Net Cash (Used in) Provided by         Investing Activities

Cash Flows from Financing Activities:
  Distributions Paid to Limited Partners
  Expenses Related to Sale of Project   Partnerships

        Net Cash Used in Financing         Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Year

Cash and Cash Equivalents at End of Year

$(332,668)

44,929

103,003

(4,630)

(1,117)

7,156
0

(29,678)

(4,659)

0

101,582
0
----------

(116,082)
----------

38,096

0
83,000
(274,630)
----------

(153,534)
----------

0

0
----------

0
----------

(269,616)

463,580
----------
$ 193,964
==========

$(342,258)

39,001

343,241

(9,931)

0

25,699
(224,074)

(26,354)

0

700

106,984
(500)
----------

(87,492)
----------

27,275

225,574
79,000
0
----------

331,849
----------

(224,028)

(1,500)
----------

(225,528)
----------

18,829

444,751
----------
$ 463,580
==========

$(198,709)

6,106

0

(14,483)

0

65,236
0

(32,039)

0

(700)

104,268
500
----------

(69,821)
----------

38,038

0
74,999
0
----------

113,037
----------

0

0
----------

0
----------

43,216

401,535
----------
$ 444,751
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005
TOTAL SERIES 2 - 6 ------------------	2007 ----	2006 ----	2005 ----

Cash Flows from Operating Activities:
  Net Loss
  Adjustments to Reconcile Net Loss to   Net Cash Used in Operating Activities:
    Amortization
    Impairment of Investment in Project      Partnerships
    Accreted Interest Income on      Investments in Securities
    Accreted Discount on Investments in      Securities
    Equity in Losses of Project      Partnerships
    Gain on Sale of Project Partnerships
    Distributions Included in Other Income
    Changes in Operating Assets and     Liabilities:
     Increase in Interest Receivable
     Increase in Receivable - Other
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
  Proceeds from Sale of Project   Partnerships
  Redemption of Investment in Securities
  Investment in Securities

        Net Cash Provided by Investing         Activities

Cash Flows from Financing Activities:
  Distributions Paid to Limited Partners
  Expenses Related to Sale of Project   Partnerships

        Net Cash Used in Financing         Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning
of Year

Cash and Cash Equivalents at End of Year

Supplemental non-cash activities:
Increase in Distribution Payable
Distribution to Limited Partners

$(419,794)

60,365

103,003

(4,630)

(3,253)

12,194
(475,364)
(112,229)

(13,557)
(127,588)

399,032
(27,010)
-----------

(608,831)
-----------

125,910

608,012
375,999
(799,282)
-----------

310,639
-----------

(99,572)

(4,108)
-----------

(103,680)
-----------

(401,872)

1,534,787
-----------
$1,132,915
===========

$ 376,017
(376,017)
----------
$       0
==========

$(954,029)

65,484

343,241

(31,711)

0

80,303
(224,074)
(97,770)

0
(212)

423,821
25,810
-----------

(369,137)
-----------

102,770

225,574
359,999
0
-----------

688,343
-----------

(224,028)

(1,500)
-----------

(225,528)
-----------

93,678

1,441,109
-----------
$1,534,787
===========

$       0
0
----------
$       0
==========

$(461,690)

8,808

0

(55,867)

0

97,495
(157,126)
(107,494)

0
(700)

218,822
1,200
-----------

(456,552)
-----------

118,964

0
346,000
0
-----------

464,964
-----------

0

0
-----------

0
-----------

8,412

1,432,697
-----------
$ 1,441,109
===========

$       0
0
----------
$       0
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007, 2006 AND 2005

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Each Series has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the limited partnership agreement (the "Agreement"). As of March 31, 2007, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series. BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of March 31, 2007. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

   Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners. Profit or loss and cash distributions from sales of properties are allocated as formulated in the Agreement.

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

   Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. For the fiscal years ended March 31, 2007 and 2006, impairment expense was recognized in the Statement of Operations in Series 6 in the total amount of $103,003 and $343,241, respectively. There was no impairment expense in fiscal year 2005. Refer to Note 5 - Investment in Project Partnerships for further details regarding the components of the Investment in Project Partnership balance.

   Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of tax credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment. However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships. No such funding to Project Partnership's occurred during fiscal year 2007, 2006 or 2005.

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

   Gateway holds variable interests in 134 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary. Two of Gateway's Project Partnership investments were determined not to be VIEs. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway's recorded investments in and receivables from those VIEs, which is approximately $334,182 at March 31, 2007. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Cash and Cash Equivalents

   Gateway's policy is to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. Short-term investments are comprised of money market mutual funds.

Concentration of Credit Risk

   Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly-owned subsidiary of Raymond James Financial, Inc.

Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

Investment in Securities

   Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities (U.S. Government Security Strips and U.S. Treasury Notes) until maturity and to use these assets to fund Gateway's ongoing operations. The U.S. Treasury Notes are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity. Such adjustments are included in Interest Income. Interest income is recognized ratably on the U.S. Government Strips using the effective yield to maturity. As of March 31, 2007, Investment in Securities on the Balance Sheet consisted entirely of U.S. Treasury Notes.

Income Taxes

   No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Reclassifications

   For comparability, certain prior year amounts have been reclassified, where appropriate, to conform with the financial statement presentation used in 2007.

NOTE 3 - INVESTMENT IN SECURITIES:

   The March 31, 2007 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Notes which represents their cost, plus accreted interest income and discounts of $2,969 for Series 2, $2,969 for Series 3, $3,685 for Series 4, $2,091 for Series 5 and $5,776 for Series 6. The Investment in Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners. A separate accounting is maintained for each series'share of the investments.
	Estimated Market Value ----------------	Cost Plus Accreted Interest and Discounts -----------------	Gross Unrealized Gains and (Losses) ------------------
Series 2	$ 126,549	$ 127,640	$ (1,091)
Series 3	126,549	127,640	(1,091)
Series 4	177,368	178,897	(1,529)
Series 5	100,641	101,509	(868)
Series 6	278,010	280,406	(2,396)

As of March 31, 2007, the cost plus accreted interest and discounts of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 127,640	$ 127,640	$ 178,897
After 1 year through 5 years	0 ---------	0 ---------	0 ---------
Total Amount Carried on Balance Sheet	$ 127,640 =========	$ 127,640 =========	$ 178,897 =========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 101,509	$ 280,406	$ 816,092
After 1 year through 5 years	0 ----------	0 ----------	0 ----------
Total Amount Carried on Balance Sheet	$ 101,509 ==========	$ 280,406 ==========	$ 816,092 ==========

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

   For the years ended March 31, 2007, 2006 and 2005 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.
	2007 ----	2006 ----	2005 ----
Series 2	$ 67,315	$ 67,609	$ 67,609
Series 3	58,055	62,716	62,717
Series 4	74,671	77,205	77,205
Series 5	92,287	92,722	92,722
Series 6	101,242 ---------	101,592 ---------	104,509 ---------
Total	$ 393,570 =========	$ 401,844 =========	$ 404,762 =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
	2007 ----	2006 ----	2005 ----
Series 2	$ 61,537	$ 47,681	$ 32,074
Series 3	63,702	49,848	33,531
Series 4	81,118	62,853	42,279
Series 5	97,901	77,443	52,484
Series 6	103,495 --------	81,777 --------	55,400 --------
Total	$407,753	$319,602	$215,768
	========	========	========

   Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2007 and 2006 are as follows.
	March 31, 2007 --------------	March 31, 2006 --------------
Series 2	$ 715,273	$ 647,557
Series 3	606,565	546,061
Series 4	782,789	706,659
Series 5	682,447	589,347
Series 6	1,013,609 -----------	912,027 -----------
Total	$3,800,683 ===========	$3,401,651 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 2

   As of March 31, 2007, the Partnership had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 22 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution, proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2007 --------------	MARCH 31, 2006 --------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and expenses

Investments in Project Partnerships

$ 4,524,678 (4,742,761) (87,605) ----------- (305,688) 390,838 (85,150) ----------- $ 0 ===========	$ 4,524,678 (4,742,761) (87,605) ----------- (305,688) 390,838 (85,150) ----------- $ 0 ===========

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,160,318 for the year ended March 31, 2007 and cumulative suspended losses of $5,632,737 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 3

   As of March 31, 2007, the Partnership had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 17 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution, proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2007 --------------	MARCH 31, 2006 --------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and  expenses

Investments in Project Partnerships

$ 2,866,874 (3,060,820) (116,035) ----------- (309,981) 365,375 (55,394) ----------- $ 0 ============	$ 3,888,713 (4,133,478) (164,417) ----------- (409,182) 491,746 (82,564) ----------- $ 0 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,412,602 for the year ended March 31, 2007 and cumulative suspended losses of $6,446,347 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 4

   As of March 31, 2007, the Partnership had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 25 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution, proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2007 --------------	MARCH 31, 2006 --------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and expenses

Investments in Project Partnerships

$ 4,273,215 (4,545,684) (96,180) ----------- (368,649) 466,220 (97,571) ----------- $ 0 ===========	$ 4,952,519 (5,268,905) (124,819) ----------- (441,205) 562,967 (121,762) ----------- $ 0 ===========

1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,924,461 for the year ended March 31, 2007 and cumulative suspended losses of $5,604,678 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 5

   As of March 31, 2007, the Partnership had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 35 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution, proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2007 --------------	MARCH 31, 2006 --------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and  expenses

Investments in Project Partnerships

$ 6,010,273 (6,132,734) (204,351) ----------- (326,812) 632,419 (180,204) ----------- $ 125,403 ============	$ 6,010,273 (6,127,206) (199,089) ----------- (316,022) 632,419 (164,767) ----------- $ 151,630 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $7,065,462 for the year ended March 31, 2007 and cumulative suspended losses of $6,332,840 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 6

   As of March 31, 2007, the Partnership had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 37 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution, proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
MARCH 31, 2007 --------------	MARCH 31, 2006 --------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships (1)

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

$ 7,250,034 (6,853,010) (226,728) ----------- 170,296 768,912 (284,185) (446,244) ----------- $ 208,779 ============	$ 7,250,034 (6,845,853) (218,311) ----------- 185,870 768,912 (239,256) (343,241) ----------- $ 372,285 ============

(1) In accordance with the Partnership's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,856,648 for the year ended March 31, 2007 and cumulative suspended losses of $4,294,234 for the year ended March 31, 2006 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

TOTAL SERIES 2 - 6

   The following is a summary of Investments in Project Partnerships:
MARCH 31, 2007 --------------	MARCH 31, 2006 --------------

Capital Contributions to Project Partnerships and purchase price paid for limited partner interests in Project Partnerships

Cumulative equity in losses of Project Partnerships

Cumulative distributions received from Project Partnerships

Investment in Project Partnerships before Adjustment

Excess of investment cost over the underlying assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition fees and expenses

Impairment of Investment in Project Partnerships

Investments in Project Partnerships

$ 24,925,074 (25,335,009) (730,899) ----------- (1,140,834) 2,623,764 (702,504) (446,244) ----------- $ 334,182 ===========	$ 26,626,217 (27,118,203) (794,241) ----------- (1,286,227) 2,846,882 (693,499) (343,241) ----------- $ 523,915 ===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series'Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 2	2006 ----	2005 ----	2004 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'deficit
  Limited Partner
  General Partners

    Total Partners'deficit

    Total liabilities and
    partners'deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Gateway's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,213,621
14,180,401
1,676
------------
$16,395,698
============

$   559,702
22,550,086
------------
23,109,788
------------

(6,543,604)
(170,486)
------------
(6,714,090)
------------

$16,395,698
============

$ 4,556,821
------------
2,202,862
2,000,437
886,432
------------
5,089,731
------------
$ (532,910)
============
$   (5,329)
============
$ (527,581)

527,581
------------
$        0
============

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
============

As of December 31, 2006, the largest Project Partnership constituted 11.8% and 14.0%, and as of December 31, 2005 the largest Project Partnership constituted 12.2% and 14.0% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series'Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 3	2006 ----	2005 ----	2004 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'equity (deficit)
  Limited Partner
  General Partners

    Total Partners'equity (deficit)

    Total liabilities and
    partners'equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Gateway's share of net loss

Suspended losses

Equity in Income of Project Partnerships

$ 1,904,835
7,844,423
30,170
-----------
$ 9,779,428
===========

$   296,133
15,224,112
-----------
15,520,245
-----------

(6,019,771)
278,954
-----------
(5,740,817)
-----------

$ 9,779,428
============

$ 3,345,693
-----------
1,609,096
1,342,779
731,144
-----------
3,683,019
-----------
$  (337,326)
============
$    (3,378)
============
$  (333,948)

334,438
-----------
$       490
============

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
============

As of December 31, 2006, the largest Project Partnership constituted 13.0% and 5.8%, and as of December 31, 2005 the largest Project Partnership constituted 8.7% and 6.7% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series'Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 4	2006 ----	2005 ----	2004 ----

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

Gateway's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 2,090,839
15,571,596
28,137
-----------
$17,690,572
===========

$   965,479
22,405,799
-----------
23,371,278
-----------

(6,383,645)
702,939
-----------
(5,680,706)
-----------

$17,690,572
============

$ 4,469,730
-----------
2,430,631
1,738,893
921,420
-----------
5,090,944
-----------
$  (621,214)
===========
$   (28,655)
===========
$  (592,559)

592,559
-----------
$        0
===========

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
===========

As of December 31, 2006, the largest Project Partnership constituted 9.1% and 5.6%, and as of December 31, 2005 the largest Project Partnership constituted 7.8% and 5.8% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series'Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 5	2006 ----	2005 ----	2004 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'deficit
  Limited Partner
  General Partners

    Total Partners'deficit

    Total liabilities and partners'    deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Gateway's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 3,526,899
20,498,625
4,705
-----------
$24,030,229
============

$   757,056
31,099,840
-----------
31,856,896
-----------

(7,456,075)
(370,592)
-----------
(7,826,667)
-----------

$24,030,229
============

$ 6,297,579
-----------
3,299,478
2,523,667
1,220,039
-----------
7,043,184
-----------
$  (745,605)
============
$    (7,456)
============
$  (738,149)

732,621
-----------
$    (5,528)
============

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
============

As of December 31, 2006, the largest Project Partnership constituted 8.7% and 6.4%, and as of December 31, 2005 the largest Project Partnership constituted 8.5% and 8.0% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series'Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 6	2006 ----	2005 ----	2004 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners'Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners'deficit
  Limited Partner
  General Partners

    Total Partners'deficit

    Total liabilities and partners'    deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners'share of net loss

Gateway's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 4,250,761
24,869,739
116,772
------------
$29,237,272
===========

$   907,348
33,717,352
------------
34,624,700
------------

(4,829,486)
(557,942)
------------
(5,387,428)
------------

$29,237,272
============

$ 6,690,179
------------
3,337,342
2,625,897
1,303,827
------------
7,267,066
------------
$  (576,887)
============
$    (7,317)
============
$  (569,570)

562,414
------------
$    (7,156)
============

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
============

As of December 31, 2006, the largest Project Partnership constituted 6.5% and 6.8%, and as of December 31, 2005 the largest Project Partnership constituted 6.6% and 6.9% of the combined total assets by series and combined total revenues by series, respectively.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series'Project Partnerships as of
December 31 of each year:
DECEMBER 31,
TOTAL SERIES 2 - 6	2006 ----	2005 ----	2004 ----

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

Gateway's share of net loss

Suspended losses

Equity in Losses of Project Partnerships

$ 13,986,955
82,964,784
181,460
-------------
$ 97,133,199
=============

$  3,485,718
124,997,189
------------
128,482,907
------------

(31,232,581)
(117,127)
------------
(31,349,708)
------------

$ 97,133,199
=============

$ 25,360,002
------------
12,879,409
10,231,673
5,062,862
------------
28,173,944
------------
$ (2,813,942)
=============
$    (52,135)
=============
$ (2,761,807)

2,749,613
------------
$    (12,194)
=============

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
136,430,803
------------
139,829,662
------------

(27,195,268)
149,089
------------
(27,046,179)
------------

$112,783,483
=============

$ 25,838,170
------------
13,037,740
11,009,416
5,502,606
------------
29,549,762
------------
$ (3,711,592)
=============
$    (51,122)
=============
$ (3,660,470)

3,558,213
------------
$   (102,257)
=============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   Gateway's equity by Series as reflected by the Project Partnerships differs from the Investments in Project Partnerships before acquisition fees and expenses and amortization by Series primarily because of suspended losses on Gateway's books and differences in the accounting treatment of miscellaneous items.

   By Series these differences are as follows:
	Equity Per Project Partnership ------------------	Equity Per Gateway ------------------
Series 2	$(6,543,604)	$ (305,689)
Series 3	(6,019,771)	(309,983)
Series 4	(6,383,645)	(368,647)
Series 5	(7,456,075)	(326,813)
Series 6	(4,829,486)	170,297

   Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6). As of March 31, 2007, Gateway has sold its interest in 12 Project Partnerships (6 in Series 3, 4 in Series 4, 1 in Series 5 and 1 in Series 6). The transactions summaries for the Project Partnerships sold during the past three fiscal years are summarized below:

Fiscal Year 2007 Disposition Activity:

Series 3

   In March 2007, Gateway sold its Project Partnership investment in Belmont Senior Apartments. In accordance with FASB No. 66 ("FASB No. 66") "Accounting for Sales of Real Estate," although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated net proceeds and gain on the sale of this investment is $43,850 which is being deferred on the Balance Sheet of Gateway as of March 31, 2007 and not recognized in the Statement of Operations until the period that the proceeds are received. The entire balance of the net proceeds due from this sale were subsequently received and distributed to the Series 3 Assignees in the amount of $8.04 per beneficial assignee certificate during the first quarter of fiscal year 2008.

   In January 2007, Gateway sold its Project Partnership investment in Southwood Apartments. Gateway received $42,652 in net proceeds ($7.82 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Series 3 Assignees.

   In January 2007, Gateway sold its Project Partnership investment in Plaza Senior Village Apartments. Gateway received $82,145 in net proceeds ($15.06 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Series 3 Assignees.

   In January 2007, Gateway sold its Project Partnership investment in Brubaker Square Apartments. Gateway received $115,009 in net proceeds ($21.08 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Series 3 Assignees.

   In January 2007, Gateway sold its Project Partnership investment in Villa Allegra Apartments. Gateway received $73,408 in net proceeds ($13.45 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Series 3 Assignees.

   In November 2006, Gateway sold its Project Partnership investment in Birchwood Apartments. Gateway received $99,410 in net proceeds ($18.25 per beneficial assignee certificate) for the sale of the Project Partnership. Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. The net proceeds from this sale transaction were distributed to the Series 3 Assignees in December 2006.

Series 4

   In March 2007, Gateway sold its Project Partnership investment in Edmonton Senior Apartments. In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated net proceeds and gain on the sale of this investment is $38,350 which is being deferred on the Balance Sheet of Gateway as of March 31, 2007 and not recognized in the Statement of Operations until the period that the proceeds are received. The entire balance of the net proceeds due from this sale were subsequently received and distributed in the amount of $5.55 per beneficial assignee certificate to the Series 4 Assignees during the first quarter of fiscal year 2008.

   In March 2007, Gateway sold its Project Partnership investment in Owingsville Senior Apartments. In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated net proceeds and gain on the sale of this investment is $45,850 which is being deferred on the Balance Sheet of Gateway as of March 31, 2007 and not recognized in the Statement of Operations until the period that the proceeds are received. The entire balance of the net proceeds due from this sale were subsequently received and distributed in the amount of $6.63 per beneficial assignee certificate to the Series 4 Assignees during the first quarter of fiscal year 2008.

   In January 2007, Gateway sold its Project Partnership investment in Alsace Village Apartments. Gateway received $23,370 in net proceeds ($3.38 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Series 4 Assignees.

   In January 2007, Gateway sold its Project Partnership investment in Greenbriar Apartments. Gateway received $39,370 in net proceeds ($5.69 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. Subsequent to the March 31, 2007 year-end, the net proceeds from this sale transaction were distributed to the Series 4 Assignees.

Fiscal Year 2006 Disposition Activity:

Series 6

   In August 2005, Gateway sold its Project Partnership investment in Mountain Crest Apartments. Gateway received $224,074 in net proceeds ($22.17 per beneficial assignee certificate) for the sale of this Project Partnership. Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. The net proceeds from this sale transaction were distributed to the Series 6 Assignees in November 2005.

Fiscal Year 2005 Disposition Activity:

Series 5

   In December 2004, Gateway sold its Project Partnership investment in Highland View Apartments. Gateway received $157,126 in net proceeds ($18.24 per beneficial assignee certificate) for the sale of this Project Partnership. Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. The net proceeds from this sale transaction were distributed to the Series 5 Assignees in July 2005.

NOTE 6 - TAXABLE INCOME (LOSS):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Gateway income (loss) for tax purposes:
SERIES 2	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (119,127)	$ (156,399)	$ (97,520)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(662,986)	(693,743)	(797,850)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(14,677)	19,019	1,376
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	67,438 174 (7,948) -----------	67,448 699 (10,999) -----------	53,428 696 (14,217) -----------
Gateway loss for tax purposes as of December 31	$ (737,126) ============	$ (773,975) ============	$ (854,087) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 139 ============	$ 892 ============	$ 892 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

                        9;          Financial         Tax
                                 Reporting  9;        Reporting
                                 Purposes  9;         Purposes             Differences
Investments in Local
  Limited Partnerships           $         0       $(7,958,671)         $ 7,958,671

Other Assets                     $   257,364       $   997,761          $  (740,397)

Liabilities                      $   715,273       $     6,718          $   708,555

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Gateway income (loss) for tax purposes:
SERIES 3	2007 ----	2006 ----	2005 ----
Net Income (Loss) per Financial Statements	$ 305,962	$ (108,278)	$ (77,647)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(513,871)	(664,379)	(752,598)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(19,674)	16,892	2,140
Additional Loss on Sale of Project Partnerships for tax purposes	(32,068)	0	0
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	62,523 0 (14,245) -----------	62,486 0 (24,829) -----------	67,931 129 (20,866) -----------
Gateway loss for tax purposes as of December 31	$ (211,373) ============	$ (718,108) ============	$ (780,911) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 0 ============	$ 0 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

                       9;             Financial        Tax
                       9;             Reporting        Reporting
                                   Purposes         Purposes             Differences
Investments in Local
  Limited Partnerships             $       0        $(7,034,773)         $7,034,773

Other Assets                       $ 598,431        $   897,499          $ (299,068)

Liabilities                        $ 963,688        $     7,529          $  956,159

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Gateway income (loss) for tax purposes:
SERIES 4	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (79,276)	$ (138,304)	$ (102,967)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(879,415)	(947,123)	(907,174)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(11,564)	15,734	(971)
Additional Loss on Sale of Project Partnerships for tax purposes	(62,740)	0	0
Items Expensed for Tax purposes not expensed for Financial Statement purposes: Interest Income	566	0	0
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	76,999 0 (18,236) -----------	77,022 0 (17,244) -----------	79,874 (256) (14,332) -----------
Gateway loss for tax purposes as of December 31	$ (973,666) ============	$(1,009,915) ============	$ (945,826) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 8,516 ============	$ 1,484 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

                              Financial        Tax
                              Reporting        Reporting
                              Purposes         Purposes            Differences
Investments in Local
  Limited Partnerships        $       0        $(9,075,286)         $ 9,075,286

Other Assets                  $ 469,913        $ 1,162,123          $  (692,210)

Liabilities                   $ 929,733        $     8,736          $   920,997

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Gateway income (loss) for tax purposes:
SERIES 5	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (194,685)	$ (208,790)	$ 15,153
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(862,361)	(854,948)	(791,008)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(23,044)	44,499	(7,065)
Additional Loss on Sale of Project Partnership for tax purposes	0	0	(157,126)
Items Expensed for Tax purposes not expensed for Financial Statement purposes: Administrative Expense	(57)	0	0
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	92,470 35,858 (25,866) -----------	90,877 85 (26,566) -----------	(58,836) 4,380 (46,206) -----------
Gateway loss for tax purposes as of December 31	$ (977,685) ============	$ (954,843) ============	$(1,040,708) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 0 ============	$ 20,278 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

                                Financial        Tax
                                Reporting        Reporting
                                Purposes         Purposes             Differences
Investments in Local
  Limited Partnerships          $ 125,403        $(9,023,411)         $ 9,148,814

Other Assets                    $ 277,429        $ 1,327,715          $(1,050,286)

Liabilities                     $ 682,447        $    10,678          $   671,769

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Gateway income (loss) for tax purposes:
SERIES 6	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (332,668)	$ (342,258)	$ (198,709)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(800,074)	(815,335)	(849,870)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(255,313)	385,232	3,894
Additional Gain on Sale of Project Partnerships for tax purposes	0	188,930	0
Items Expensed for Tax purposes not expensed for Financial Statement purposes: Administrative Expense Interest Income	(46) 0	0 0	0 0
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	99,788 63,389 343,241 (32,725) ------------	103,448 3,954 0 (23,282) ------------	111,482 8,034 0 (36,754) ------------
Gateway loss for tax purposes as of December 31	$ (914,408) ============	$ (499,311) ============	$ (961,923) ============
	December 31, 2006 -----------	December 31, 2005 -----------	December 31, 2004 -----------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 0 ============	$ 38,926 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

                                     Financial       Tax
                                     Reporting       Reporting
                                     Purposes        Purposes           Differences
Investments in Local
  Limited Partnerships               $  208,779       $(7,387,861)       $ 7,596,640

Other Assets                         $  474,370       $ 1,670,608        $(1,196,238)

Liabilities                          $1,013,655       $    11,519        $ 1,002,136

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Gateway income (loss) for tax purposes:
TOTAL SERIES 2 - 6	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (419,794)	$ (954,029)	$ (461,690)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(3,718,707)	(3,975,528)	(4,098,500)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(324,272)	481,376	(626)
Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	(94,808)	188,930	(157,126)
Items Expensed for Tax purposes not expensed for Financial Statement purposes: Administrative Expense Interest Income	(103) 566	0 0	0 0
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	399,218 99,421 343,241 (99,020) -----------	401,281 4,738 0 (102,920) -----------	253,879 12,983 0 (132,375) -----------
Gateway loss for tax purposes as of December 31	$(3,814,259) ============	$(3,956,152) ============	$(4,583,455) ============

   The difference in the total value of Gateway's Investment in Project Partnerships is approximately $7,958,671 higher for Series 2, $7,034,773 higher for Series 3, $9,075,286 higher for Series 4, $9,148,814 higher for Series 5 and $7,596,640 higher for Series 6 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax purposes.

  The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

                               Financial  9;         Tax
                               Reporting  9;         Reporting
                               Purposes  9;          Purposes            Differences
Investments in Local
  Limited Partnerships          $  334,182        $(40,480,001)       $40,814,183

Other Assets                    $2,077,507        $  6,055,706        $(3,978,199)

Liabilities                     $4,304,796        $     45,180        $ 4,259,616

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 2
Year 2007                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2006     9/30/2006     12/31/2006    3/31/2007

Total Revenues           $   2,556     $    1,237    $   1,600     $   9,816

Net Income (Loss)        $ (21,277)    $  (43,720)   $ (31,286)    $ (22,844)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (3.43)     $   (7.05)    $  (5.05)     $  (3.69)

Series 3
Year 2007                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2006     9/30/2006    12/31/2006     3/31/2007

Total Revenues           $  10,940     $      874   $       0      $   8,625

Net Income (Loss)        $ (17,860)    $  (39,285)  $  66,370      $ 296,737

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (3.24)     $   (7.13)   $  12.04      $   45.17

Series 4
Year 2007                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2006     9/30/2006     12/31/2006     3/31/2007

Total Revenues           $   5,977      $   7,370     $       0     $   6,744

Net Income (Loss)        $ (29,728)     $ (41,536)    $ (40,484)    $  32,472

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (4.26)     $   (5.95)     $  (5.80)     $ (4.69)

Series 5
Year 2007                Quarter 1      Quarter 2      Quarter 3     Quarter 4
                         6/30/2006     9/30/2006     12/31/2006     3/31/2007

Total Revenues            $  12,500     $   6,528     $   1,654     $   6,130

Net Income (Loss)         $ (37,249)    $ (55,517)    $ (45,256)    $ (56,663)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding  $   (4.28)    $   (6.38)    $   (5.20)    $   (6.51)

Series 6
Year 2007                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2006     9/30/2006     12/31/2006     3/31/2007

Total Revenues            $  13,373     $   7,628     $   3,740     $   4,937

Net Income (Loss)         $ (40,971)    $ (49,935)    $ (56,389)    $(185,373)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding  $   (4.01)    $   (4.89)    $   (5.52)    $  (18.17)

Series 2 - 6
Year 2007                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2006     9/30/2006     12/31/2006     3/31/2007

Total Revenues            $  45,346     $  23,637     $   6,994     $  36,252

Net Income (Loss)         $(147,085)    $(229,993)    $(107,045)    $ 64,329

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 2
Year 2006                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005    3/31/2006

Total Revenues           $   2,250     $    1,237    $   1,221     $   2,555

Net Income (Loss)        $ (33,601)    $  (39,394)   $ (30,846)    $ (52,558)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (5.42)     $   (6.36)    $  (4.98)     $  (8.47)

Series 3
Year 2006                Quarter 1      Quarter 2     Quarter 3     Quarter 4
                         6/30/2005     9/30/2005    12/31/2005     3/31/2006

Total Revenues           $  12,398     $    4,618   $   3,414      $   2,431

Net Income (Loss)        $ (14,283)    $  (33,117)  $ (24,237)     $ (36,641)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (2.59)     $   (6.01)   $  (4.40)     $   (6.65)

Series 4
Year 2006                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues           $   5,113      $   7,587     $     884     $   4,889

Net Income (Loss)        $ (26,707)     $ (36,676)    $ (33,089)    $ (41,832)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (3.82)     $   (5.25)     $  (4.74)     $  (5.99)

Series 5
Year 2006                Quarter 1      Quarter 2      Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005    3/31/2006

Total Revenues           $  11,176     $   4,805     $   1,654     $   5,184

Net Income (Loss)        $ (31,297)    $ (44,906)    $ (43,496)    $ (89,091)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (3.60)    $   (5.16)    $   (5.00)    $  (10.23)

Series 6
Year 2006                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues           $  10,190     $   4,677     $   3,503     $   7,984

Net Income (Loss)        $ (36,442)    $ (43,655)    $ 172,237     $(434,398)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding $   (3.57)    $   (4.28)    $    8.75     $  (42.99)

Series 2 - 6
Year 2006                Quarter 1     Quarter 2     Quarter 3     Quarter 4
                         6/30/2005     9/30/2005     12/31/2005     3/31/2006

Total Revenues           $  41,127     $  22,924     $  10,676      $  23,043

Net Income (Loss)        $(142,330)    $(197,748)    $  40,569      $(654,520)

NOTE 8 - SUBSEQUENT EVENTS:

Series 2

   Subsequent to the March 31, 2007 year-end Gateway sold its Project Partnership investment in Rolling Oaks II Apartments. Gateway realized approximately $55,000 in net proceeds or approximately $8.96 per beneficial assignee certificate from this sale transaction which will be distributed to the Series 2 Assignees in the 2nd quarter of fiscal year 2008.

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

  None.

Item 9A.  Controls and Procedures

   Within 90 days prior to the filing of this report, under the supervision and with the participation of Gateway's management, including the chief executive and chief financial officers of Gateway's Managing General Partner, an evaluation of the effectiveness of Gateway's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that Gateway's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in Gateway's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9a(T).  Controls and Procedures

  Not applicable to Gateway's annual report for fiscal year ended March 31, 2007.

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

   Ronald M. Diner, age 63, is President and a Director. He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983. Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966). Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm. He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm. He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development. Mr. Diner has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

   J. Davenport Mosby III, age 51, is a Vice President and a Director. He is a Senior Managing Director of Raymond James & Associates, Inc. which he joined in 1982. Mr. Mosby received an MBA from the Harvard Business School (1982). He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

   Raymond James Tax Credit Funds, Inc. is a wholly owned subsidiary of Raymond James Financial, Inc. ("RJF"). RJF has adopted a Business Ethics and Corporate Policy that is applicable to the officers and employees of Raymond James Tax Credit Funds, Inc., the Managing General Partner of Gateway. That policy is posted on RJF's Internet website at www.raymondjames.com/"> www.raymondjames.com under "About Our Company" --- Investor Relations --- Corporate Governance --- Employee Code of Ethics.

Raymond James Partners, Inc. -

   Raymond James Partners, Inc. was formed to act as the general partner, with affiliated corporations, in limited partnerships sponsored by Raymond James Financial, Inc.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Neither of the General Partners nor their directors and officers own any units of the outstanding securities of Gateway as of March 31, 2007.

   Gateway is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway's outstanding units.

Item 13.  Certain Relationships and Related Transactions and Director Independence

   Gateway has no officers or directors. However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway. Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described on pages 15 to 18 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 4 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2007, 2006, and 2005.

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

   For the years ended March 31, 2007, 2006 and 2005 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

   Asset Management Fee - The Managing General Partner is entitled to be paid an annual asset management fee equal to 0.25% of the aggregate cost of Gateway's interest in the projects owned by the Project Partnerships. The asset management fee will be paid only after all other expenses of Gateway have been paid. These fees are included in the Statements of Operations.

	2007 ----	2006 ----	2005 ----
Series 2	$ 67,315	$ 67,609	$ 67,609
Series 3	58,055	62,716	62,717
Series 4	74,671	77,205	77,205
Series 5	92,287	92,722	92,722
Series 6	101,242 ---------	101,592 ---------	104,509 ---------
Total	$ 393,570 =========	$ 401,844 =========	$ 404,762 =========

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.
	2007 ----	2006 ----	2005 ----
Series 2	$ 61,537	$ 47,681	$ 32,074
Series 3	63,702	49,848	33,531
Series 4	81,118	62,853	42,279
Series 5	97,901	77,443	52,484
Series 6	103,495 ---------	81,777 ---------	55,400 ---------
Total	$ 407,753	$ 319,602	$ 215,768
	=========	=========	=========

   Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2007 and 2006 are as follows:
	March 31, 2007 --------------	March 31, 2006 --------------
Series 2	$ 715,273	$ 647,557
Series 3	606,565	546,061
Series 4	782,789	706,659
Series 5	682,447	589,347
Series 6	1,013,609 -----------	912,027 -----------
Total	$3,800,683 ===========	$3,401,651 ===========

Item 14.  Principal Accounting Fees & Services

   Audit Fees

   The aggregate fees billed by Gateway's principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements and review of financial statements included in the Gateway's quarterly report on Form 10-Q was $50,000 and $40,000 for the years ended March 31, 2007 and 2006, respectively. The aggregate fees incurred by Gateway's former principal accuonting firm, Spence, Marston, Bunch, Morris and Co., totaled $2,000 for the year ended March 31, 2007 for services pertaining to prior years audit reports and $1,750 during fiscal year 2006 for review of certain quarterly reports on Form 10-Q.

   Tax Fees

   During fiscal 2007 and 2006, Spence, Marston, Bunch, Morris and Co. was engaged to prepare Gateway's federal tax return, for which they billed $9,000 and $7,000 for 2007 and 2006, respectively.

  Other Fees

   The two members of Raymond James Tax Credit Funds, Inc. Board of Directors, Ronald M. Diner and J. Davenport Mosby III also serve as the members of the Audit Committee on behalf of Gateway. The audit committee charter requires that the committee approve the engagement of the principal accounting firm prior to the rendering of any audit or non-audit services. During fiscal 2007, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.(1) Financial Statements

  (2) Financial Statement Schedules -

   Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Project Partnerships

   Schedule IV - Mortgage loans on real estate

   All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

   (3) Exhibit Listing

Exhibit
Number  Description
3.1      Amended Certificate of Limited Partnership of Gateway Tax Credit Fund, Ltd. (Filed as          an Exhibit to Registration Statement on Form S-11, File No. 33-31821 and incorporated          herein by reference.)
4.1      The form of Partnership Agreement of the Partnership (included as Exhibit "A" to the          Prospectus, File No. 33-31821, and incorporated herein by reference.)
23       The consent of Reznick Group, P.C. (Filed herewith.)
23       The consent of Spence, Marston, Bunch, Morris & Co. (Filed herewith.)
31.1     Certification required by Rule 15d-14(a).(Filed herewith.)
31.2     Certification required by Rule 15d-14(a).(Filed herewith.)
32       Certification required by Rule 15d-14(b).(Filed herewith.)

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

SERIES 2

Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

Claxton, GA

Douglas, GA

Hartwell, GA

Albion, PA

Westfield, NY

Tuskegee, AL

Lewiston, NY

Charleston, AR

Sallisaw, OK

Pocola, OK

Inverness, FL

Pearson, GA

Richland, GA

Lake Park, GA

Waynesboro, GA

Mt. Vernon, GA

Lakeland, GA

Eagle Butte, SD

Sylacauga, AL

Manchester, GA

Durango, CO

Columbus, KS

		24 24 24 33 32 34 25 32 47 36 72 25 34 48 30 21 29 21 44 49 24 16	642,668 685,046 688,430 1,171,645 1,222,313 1,028,943 977,060 822,721 1,168,971 964,101 2,920,262 604,276 846,957 1,451,303 866,842 560,309 760,210 953,728 1,353,436 1,421,548 1,013,039 426,278
------------
$ 22,550,086
============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

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

820,962

836,998

1,376,297

1,451,283

1,238,749

1,178,185

1,060,098

1,480,089

1,223,370

3,111,565

767,590

1,027,512

1,710,725

1,047,107

680,437

930,574

1,150,214

1,648,081

1,746,076

1,123,454

444,257

9,094 0 0 27,810 95,730 37,108 17,350 0 0 0 179,759 (1,130) (1,141) (4,183) (1,315) (1,252) (2,760) 184,702 68,356 (462) 113,814 33,424
	-----------	------------	-----------
	$1,115,553	$26,819,761	$ 754,904
	===========	============	===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

SERIES 2

Apartment Properties	Gross Amount At Which Carried At December 31, 2006 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

33,400 33,600 22,700 70,041 28,520 33,414 38,400 16,000 37,500 22,500 205,500 15,000 31,500 88,000 36,400 21,750 28,000 109,044 69,475 36,000 140,250 71,440

775,232

820,962

836,998

1,396,066

1,539,993

1,271,043

1,195,535

1,060,098

1,480,089

1,223,370

3,291,324

766,460

1,026,371

1,706,542

1,045,792

679,185

927,814

1,292,372

1,713,042

1,745,614

1,237,268

470,614

808,632

854,562

859,698

1,466,107

1,568,513

1,304,457

1,233,935

1,076,098

1,517,589

1,245,870

3,496,824

781,460

1,057,871

1,794,542

1,082,192

700,935

955,814

1,401,416

1,782,517

1,781,614

1,377,518

542,054

	-----------	------------	------------
	$1,188,434	$27,501,784	$28,690,218
	===========	============	============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

SERIES 2

Apartment Properties Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

	458,423 490,069 502,073 579,280 664,438 548,401 486,589 703,532 960,847 728,188 1,874,969 420,042 556,884 960,642 571,649 372,885 504,626 603,947 743,932 937,815 520,173 320,413	5-27.5 5-27.5 5-27.5 5-27.5 5-40 5-40 5-40 5-25 5-25 5-27.5 5-27.5 5-30 5-30 5-30 5-30 5-30 5-30 5-40 5-40 5-30 5-40 5-27.5
-----------
$14,509,817
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

SERIES 3

Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Heritage Villas

Logansport Seniors

Poteau, OK

Sallisaw, OK

Oolagah, OK

Waldron, AR

Roland, OK

Stilwell, OK

Arkport, NY

Watertown, SD

Rising Sun, MD

Weston, AL

Centreville, AL

Pineville, LA

Hawesville, KY

Madisonville, KY

Elkhart, TX

Helena, GA

Logansport, LA

		52 52 32 24 52 48 24 41 16 10 40 28 12 24 54 25 32	1,262,905 1,282,190 837,803 623,604 1,279,965 1,161,938 871,568 1,176,774 551,354 266,943 1,166,581 829,462 342,931 710,649 1,078,853 662,032 1,118,560
------------
$15,224,112
============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

SERIES 3

Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Heritage Villas

Logansport Seniors

	76,827 70,000 45,500 26,000 70,000 37,500 41,225 113,115 11,762 0 55,750 48,000 20,700 43,581 35,985 21,840 27,621	1,712,321 1,674,103 1,102,984 834,273 1,734,010 1,560,201 1,018,523 1,198,373 745,635 339,144 1,447,439 1,018,897 419,725 885,087 1,361,096 801,128 1,058,773	0 0 0 0 0 0 110,568 168,631 91,265 8,433 118,356 39,791 0 (1,412) 293,428 1,791 298,357
	-----------	------------	------------
	$ 745,406	$18,911,712	$1,129,208
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

SERIES 3

Apartment Properties	Gross Amount At Which Carried At December 31, 2006 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Heritage Villas

Logansport Seniors

	76,827 70,000 45,500 26,000 70,000 37,500 41,225 120,858 11,749 0 59,940 48,000 20,700 43,581 23,378 21,840 27,621	1,712,321 1,674,103 1,102,984 834,273 1,734,010 1,560,201 1,129,091 1,359,261 836,913 347,577 1,561,605 1,058,688 419,725 883,675 1,667,131 802,919 1,357,130	1,789,148 1,744,103 1,148,484 860,273 1,804,010 1,597,701 1,170,316 1,480,119 848,662 347,577 1,621,545 1,106,688 440,425 927,256 1,690,509 824,759 1,384,751
	-----------	------------	------------
	$ 744,719	$20,041,607	$20,786,326
	===========	============	============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

SERIES 3

Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Heritage Villas

Logansport Seniors

	1,269,111 1,209,986 789,301 597,487 1,278,342 1,142,120 745,698 688,186 552,509 235,932 1,009,690 642,312 249,424 525,139 1,039,014 444,483 523,169	5-25 5-25 5-25 5-25 5-25 5-25 5-27.5 5-40 5-27.5 5-27.5 5-27.5 5-30 5-27.5 5-27.5 5-25 5-30 5-40
-----------
$12,941,903
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

SERIES 4

Apartment Properties Partnership -----------	Location --------	# of Units ----------	Mortgage Loan Balance -------------

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Jonesville Manor

Norton Green

Timpson Seniors

Piedmont

S.F. Arkansas City

Seneca, MO

Eudora, KS

Westville, OK

Wellsville, KS

Stilwell, OK

Spring Hill, KS

Galliano, LA

Oakdale, LA

Fairchance, PA

Howard, SD

St. George, SC

Williston, SC

Brackettville, TX

Sonora, TX

Ozona, TX

Fredericksburg,TX

St. Joseph, IL

Huron, SD

Ashland, ME

Jasper, AR

Jonesville, VA

Norton, VA

Timpson, TX

Barnesville, GA

Arkansas City, KS

24 36 36 24 52 24 48 32 34 24 24 24 32 32 24 48 24 21 25 25 40 40 28 36 12

595,304

937,429

839,986

633,441

1,259,978

681,038

1,372,818

796,106

1,340,852

836,165

735,713

781,078

804,278

824,492

617,690

1,177,484

809,871

696,321

1,180,721

839,945

1,320,675

1,311,765

658,399

1,018,623

335,627

------------
$22,405,799
============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

SERIES 4

Apartment Properties	Cost At Acquisition --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Net Improvements Capitalized Subsequent to Acquisition ----------------

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Jonesville Manor

Norton Green

Timpson Seniors

Piedmont

S.F. Arkansas City

76,212 50,000 27,560 38,000 30,000 49,800 85,000 42,000 68,000 57,200 22,600 25,000 28,600 51,000 40,000 45,000 28,000 24,500 38,200 27,000 100,000 120,000 13,500 29,500 16,800

640,702

1,207,482

1,074,126

772,971

1,627,974

986,569

1,408,434

989,522

1,578,814

977,493

915,400

959,345

963,366

962,315

719,843

1,357,563

940,580

810,110

1,361,892

1,067,890

1,578,135

1,535,373

802,416

1,259,547

395,228

104,215 32,661 0 (1) 0 0 769,580 500,637 78,648 44,989 1,018 5,681 50,297 33,717 42,246 41,689 8,303 51,699 28,911 28,096 106,294 173,477 0 0 0
	-----------	------------	------------
	$1,133,472	$26,893,090	$2,102,157
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

SERIES 4

Apartment Properties	Gross Amount At Which Carried At December 31, 2006 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Jonesville Manor

Norton Green

Timpson Seniors

Piedmont

S.F. Arkansas City

79,386 64,278 27,560 38,000 30,000 49,800 85,000 42,000 118,004 63,800 22,600 25,000 28,600 51,000 40,000 45,000 28,000 29,471 38,200 27,000 100,000 120,000 13,500 29,500 16,800

741,743

1,225,865

1,074,126

772,970

1,627,974

986,569

2,178,014

1,490,159

1,607,458

1,015,882

916,418

965,026

1,013,663

996,032

762,089

1,399,252

948,883

856,838

1,390,803

1,095,986

1,684,429

1,708,850

802,416

1,259,547

395,228

821,129

1,290,143

1,101,686

810,970

1,657,974

1,036,369

2,263,014

1,532,159

1,725,462

1,079,682

939,018

990,026

1,042,263

1,047,032

802,089

1,444,252

976,883

886,309

1,429,003

1,122,986

1,784,429

1,828,850

815,916

1,289,047

412,028

	-----------	------------	------------
	$1,212,499	$28,916,220	$30,128,719
	===========	============	============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

SERIES 4

Apartment Properties Partnership -----------	Accumulated Depreciation ------------------------	Depreciable Life ----------------

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Jonesville Manor

Norton Green

Timpson Seniors

Piedmont

S.F. Arkansas City

482,149

717,244

637,120

460,362

966,190

647,577

697,720

522,580

690,067

492,323

570,360

577,841

374,633

389,006

283,335

534,879

565,659

497,981

851,412

457,025

985,499

1,026,842

333,713

560,942

234,664

5-27.5 5-27.5 5-27.5 5-25 5-27.5 5-25 5-40 5-40 5-40 5-40 5-27.5 5-27.5 5-40 5-40 5-40 5-40 5-27.5 5-27.5 5-27.5 5-40 5-27.5 5-27.5 5-40 5-27.5 5-27.5
-----------
$14,557,123
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

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

Cloverdale, IN

Pineville, MO

Americus, GA

37 24 12 16 24 20 78 40 44 24 32 24 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24

1,208,960

786,073

327,812

446,851

562,545

548,664

2,615,056

1,357,065

1,428,626

714,573

878,253

710,115

721,748

1,290,416

910,271

727,680

2,035,490

1,239,859

720,474

680,279

653,073

717,627

624,409

640,033

1,101,039

614,238

383,337

955,915

1,400,753

569,662

724,248

741,553

1,041,693

312,642

708,808

------------
$31,099,840
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

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

38,500

18,000

21,600

25,200

28,000

248,067

44,475

0

15,930

21,330

14,700

13,500

60,000

48,000

16,600

100,000

70,000

39,781

25,000

35,600

45,000

12,020

22,660

70,868

21,000

13,900

44,000

28,000

43,102

0

40,000

43,705

59,661

14,300

$ 1,452,557

940,327

382,920

542,959

687,929

658,961

722,560

992,158

214,335

61,495

92,063

196,071

512,531

413,143

578,709

187,812

2,212,045

842,335

848,996

814,432

835,930

912,710

767,228

749,504

1,318,926

721,251

553,230

1,120,538

414,429

410,683

149,483

583,115

1,233,570

328,468

873,596

5,645

1,790

1,482

8,365

19,213

8,947

2,247,274

654,881

1,545,898

788,834

975,271

675,563

375,617

1,129,290

502,075

703,300

345,882

720,079

1,164

1,164

0

0

(2,523)

51,479

59,584

16,885

11,203

78,580

1,299,240

363,593

847,122

395,597

70,311

45,851

13,100

	-----------	------------	------------
	$1,401,999	$24,326,999	$13,961,756
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

SERIES 5

Apartment Properties	Gross Amount At Which Carried At December 31, 2006 --------------------
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Seymour

Effingham

S.F. Winfield

S.F.Medicine Lodge

S.F. Ottawa

S.F. Concordia

Carrollton Club

Scarlett Oaks

Brooks Hill

Greensboro

Greensboro II

Pine Terrace

Shellman

Blackshear

Crisp Properties

Crawford

Yorkshire

Woodcrest

Fox Ridge

Redmont II

Clayton

Alma

Pemberton Village

Magic Circle

Spring Hill

Menard Retirement

Wallis Housing

Zapata Housing

Mill Creek

Portland II

Georgetown

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

59,500

38,500

18,000

21,600

25,200

28,000

248,068

55,575

84,582

15,930

16,845

14,700

13,500

60,000

48,000

16,600

119,888

70,000

39,781

25,000

35,600

45,000

12,020

22,660

70,868

21,000

97,313

46,323

28,000

15,000

50,393

40,000

33,300

61,056

14,300

1,458,202

942,117

384,402

551,324

707,142

667,908

2,969,833

1,635,939

1,675,651

850,329

1,071,819

871,634

888,148

1,542,433

1,080,784

891,112

2,538,039

1,562,414

850,160

815,596

835,930

912,710

764,705

800,983

1,378,510

738,136

481,020

1,196,795

1,713,669

802,378

946,212

978,712

1,314,286

372,924

886,696

1,517,702

980,617

402,402

572,924

732,342

695,908

3,217,901

1,691,514

1,760,233

866,259

1,088,664

886,334

901,648

1,602,433

1,128,784

907,712

2,657,927

1,632,414

889,941

840,596

871,530

957,710

776,725

823,643

1,449,378

759,136

578,333

1,243,118

1,741,669

817,378

996,605

1,018,712

1,347,586

433,980

900,996

	-----------	------------	------------
	$1,612,102	$38,078,652	$39,690,754
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

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

Cloverdale

S. Timber Ridge

Pineville

Ravenwood

849,073

543,560

229,861

297,309

418,757

399,101

1,565,986

839,647

872,160

420,069

529,269

452,758

458,931

770,896

553,172

451,808

851,765

577,534

294,508

285,315

476,064

571,700

438,270

450,052

839,876

230,712

299,902

441,762

1,043,730

372,047

418,687

573,076

789,778

245,206

339,788

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-30

5-30

5-30

5-30

5-30

5-30

5-30

5-50

5-40

5-50

5-50

5-27.5

5-25

5-27.5

5-27.5

5-25

5-30

5-30

5-27.5

5-25

5-27.5

5-50

5-27.5

5-25

5-27.5

5-27.5

-----------
$19,192,129
===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

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

Harrison, AR

Hardy, AR

Dawson, GA

24 16 24 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 25 40

895,639

524,129

557,262

956,195

1,061,228

1,440,715

548,717

831,957

549,052

1,375,503

794,786

770,981

703,434

311,685

984,894

1,230,818

1,271,276

1,067,565

781,074

762,826

980,840

851,801

961,118

769,501

767,537

939,949

1,137,508

1,313,314

1,227,319

2,335,876

778,941

1,167,891

453,569

1,066,724

112,696

272,603

1,160,429

------------
$33,717,352
============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

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

94,494

578,597

1,121,477

1,278,860

1,619,209

671,750

985,010

639,068

1,534,541

995,782

782,795

771,316

319,272

1,130,651

1,483,188

1,470,505

1,142,517

977,220

893,323

1,121,119

1,017,572

1,151,157

932,468

884,596

1,118,734

1,269,252

1,428,656

1,477,527

2,851,953

924,144

788,157

239,455

1,361,272

595,604

473,695

346,569

1,012,714

605,300

80,684

147,091

59,726

5,968

29,111

25,946

7,863

65,560

9,864

81,562

51,666

50,307

35,324

0

146,355

240,461

1,091

33,603

115,612

118,227

39,694

28,620

19,913

11,422

140,341

227,479

10,085

66,487

36,646

508,629

308,553

(11,737)

478

458,294

1,088,404

	-----------	------------	------------
	$2,029,096	$36,580,277	$5,857,343
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

SERIES 6

Apartment Properties	Gross Amount At Which Carried At December 31, 2006
Partnership -----------	Land ----	Buildings, Improvements and Equipment -------------	Total -----

Spruce

Shannon Apartments

Carthage

Coal City

Blacksburg Terrace

Frazier

Ehrhardt

Sinton

Frankston

Flagler Beach

Oak Ridge

Monett

Arma

Southwest City

Meadowcrest

Parsons

Newport Village

Goodwater Falls

Northfield Station

Pleasant Hill Square

Winter Park

Cornell

Heritage Drive S.

Brodhead

Mt. Village

Hazelhurst

Sunrise

Stony Creek

Logan Place

Haines

Maple Wood

Summerhill

Dorchester

Lancaster

Autumn Village

Hardy

Dawson

86,308

21,526

119,404

60,055

39,930

51,665

9,020

42,103

30,000

118,575

40,000

173,663

89,512

88,436

87,700

49,780

61,350

32,000

44,250

29,550

102,494

44,479

37,440

21,600

55,000

60,000

112,363

108,200

39,300

189,323

79,000

23,000

13,000

37,500

20,000

21,250

40,000

1,095,218

683,268

655,691

1,268,568

1,338,586

,625,177

700,861

1,010,956

646,931

1,600,101

1,005,646

860,923

818,982

348,446

1,150,775

1,483,188

1,616,860

1,382,978

978,311

932,376

1,229,237

1,123,320

1,197,658

961,088

904,509

1,130,156

1,387,230

1,547,935

1,487,612

2,918,440

960,790

1,296,786

548,008

1,349,535

596,082

910,739

1,434,973

1,181,526

704,794

775,095

1,328,623

1,378,516

1,676,842

709,881

1,053,059

676,931

1,718,676

1,045,646

1,034,586

908,494

436,882

1,238,475

1,532,968

1,678,210

1,414,978

1,022,561

961,926

1,331,731

1,167,799

1,235,098

982,688

959,509

1,190,156

1,499,593

1,656,135

1,526,912

3,107,763

1,039,790

1,319,786

561,008

1,387,035

616,082

931,989

1,474,973

	-----------	------------	------------
	$2,278,776	$42,187,940	$44,466,716
	===========	============	============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

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

Lancaster

Autumn Village

Hardy

Dawson

505,609

270,139

464,781

522,742

781,085

946,877

368,322

319,231

201,594

603,132

543,048

585,312

541,583

247,211

461,351

872,507

891,255

536,390

375,895

359,476

566,719

437,100

688,100

356,393

341,545

383,205

728,796

594,626

686,179

1,554,156

525,016

450,681

282,340

545,113

234,279

345,761

479,428

5-30

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-50

5-30

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-40

5-25

5-40

5-50

5-40

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-27.5

5-40

5-40

5-40

5-40

-----------
$19,596,977
===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 2

Balance at beginning of period - December 31, 2005
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 48,934 22,533 0 --------- 0 0 ---------	$28,618,751 71,467 0 ---------
Balance at end of period - December 31, 2006		$28,690,218 ============

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period - December 31, 2005
  Current year expense
  Less Accumulated Depreciation of real estate sold
  Prior Year Adjustment

	886,431 0 0 ---------	$13,623,386 886,431 ----------
Balance at end of period - December 31, 2006		$ 14,509,817 ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 3

Balance at beginning of period - December 31, 2005
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 130,599 (70,733) 0 --------- (7,645,116) (2) ---------	$28,371,578 59,866 (7,645,118) ---------
Balance at end of period - December 31, 2006		$20,786,326 ===========

Reconciliation of Accumulated Depreciation current year changes:

Balance at beginning of period - December 31, 2005
  Current year expense
  Less Accumulated Depreciation of real estate sold
  Prior Year Adjustment

	730,021 (4,123,641) (2) --------	$16,335,525 (3,393,622) ----------
Balance at end of period - December 31, 2006		$12,941,903 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 4

Balance at beginning of period - December 31, 2005
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 216,078 (32,540) 0 --------- (4,533,671) (131,410) ---------	$34,610,262 183,538 (4,665,081) -----------
Balance at end of period - December 31, 2006		$30,128,719 =============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2005 Current year expense Less Accumulated Depreciation of real estate sold Prior Year Adjustment	1,043,927 (1,796,739) (131,410) ---------	$ 15,441,345 (884,222) ----------
Balance at end of period - December 31, 2006		$14,557,123 ===========

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006

GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 5

Balance at beginning of period - December 31, 2005
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold
  Other

	0 61,854 1,050 0 --------- 0 0 ---------	$39,627,850 62,904 0 ---------
Balance at end of period - December 31, 2006		$39,690,754 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2005 Current year expense Less Accumulated Depreciation of real estate sold Prior Year Adjustment	1,220,039 0 48,543 --------	$17,923,547 1,268,582 ----------
Balance at end of period December 31, 2006		$19,192,129 ============

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2006
GATEWAY TAX CREDIT FUND II LTD.
NOTES TO SCHEDULE III

Reconciliation of Land, Building & Improvements current year changes:

SERIES 6
Balance at beginning of period - December 31, 2005
 Additions during period:
  Acquisitions through foreclosure
  Other acquisitions
  Improvements, etc.
  Other

 Deductions during period:
  Cost of real estate sold (Mt.Crest)
  Other

	0 749,565 13,194 0 --------- 0 0 ---------	$43,703,957 762,759 0 ----------
Balance at end of period - December 31, 2006		$44,466,716 ============

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2005 Current year expense Less Accumulated Depreciation of real estate sold Prior Year Adjustment	1,303,793 0 (67,448) ----------	$18,360,632 1,236,345 ----------
Balance at end of period - December 31, 2006		$19,596,977 ============

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2006

SERIES 2

PARTNERSHIP -----------	# OF UNITS ------	BALANCE -------	INTEREST RATE --------	MONTHLY DEBT SERVICE --------	TERM (YEARS) ------

Claxton Elderly

Deerfield II

Hartwell Family

Cherrytree Apts.

Springwood Apts.

Lakeshore Apts.

Lewiston

Charleston

Sallisaw II

Pocola

Inverness Club

Pearson Elderly

Richland Elderly

Lake Park

Woodland Terrace

Mt. Vernon Elderly

Lakeland Elderly

Prairie Apartments

Sylacauga Heritage

Manchester Housing

Durango C.W.W.

Columbus Sr.

	24 24 24 33 32 34 25 32 47 36 72 25 34 48 30 21 29 21 44 49 24 16	642,668 685,046 688,430 1,171,645 1,222,313 1,028,943 977,060 822,721 1,168,971 964,101 2,920,262 604,276 846,957 1,451,303 866,842 560,309 760,210 953,728 1,353,436 1,421,548 1,013,039 426,278	8.75% 8.75% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 9.00% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 9.00% 8.25%	5,883 6,284 5,307 9,011 9,218 7,905 7,720 6,333 8,980 7,407 27,905 4,926 6,517 11,466 6,666 4,309 5,882 7,515 10,536 10,958 7,739 3,102	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50
$22,550,086 ===========

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2006

SERIES 3

PARTNERSHIP -----------	# OF UNITS ------	BALANCE --------	INTEREST RATE -------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

Poteau II

Sallisaw

Nowata Properties

Waldron Properties

Roland II

Stilwell

Hornellsville

Sunchase II

CE McKinley II

Weston Apartments

Countrywood Apts.

Wildwood Apts.

Hancock

Hopkins

Elkhart Apts.

Heritage Villas

Logansport Seniors

	52 52 32 24 52 48 24 41 16 10 40 28 12 24 54 25 32	1,262,905 1,282,190 837,803 623,604 1,279,965 1,161,938 871,568 1,176,774 551,354 266,943 1,166,581 829,462 342,931 710,649 1,078,853 662,032 1,118,560	9.50% 9.50% 9.50% 9.00% 9.50% 9.50% 9.00% 9.00% 8.75% 9.00% 9.00% 9.50% 9.50% 8.75% 9.00% 8.75% 8.75%	10,682 10,654 6,905 4,950 10,657 9,727 6,927 9,279 5,146 2,131 9,310 6,906 3,119 5,815 9,198 5,110 6,745	50 50 50 50 50 50 50 50 50 50 50 50 50 50 40 50 50
$15,224,112 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2006

SERIES 4

PARTNERSHIP -----------	# OF UNITS -----	BALANCE -------	INTEREST RATE -------	MONTHLY DEBT SERVICE -------	TERM (YEARS) ------

Seneca Apartments

Eudora Senior

Westville

Wellsville Senior

Stilwell II

Spring Hill Senior

Tarpon Heights

Oaks Apartments

Wynnwood Common

Chestnut Apartments

St. George

Williston

Brackettville Sr.

Sonora Seniors

Ozona Seniors

Fredericksburg Sr.

St. Joseph

Courtyard

Rural Development

Jasper Villas

Jonesville Manor

Norton Green

Timpson Seniors

Piedmont

S.F. Arkansas City

24 36 36 24 52 24 48 32 34 24 24 24 32 32 24 48 24 21 25 25 40 40 28 36 12

595,304

937,429

839,986

633,441

1,259,978

681,038

1,372,818

796,106

1,340,852

836,165

735,713

781,078

804,278

824,492

617,690

1,177,484

809,871

696,321

1,180,721

839,945

1,320,675

1,311,765

658,399

1,018,623

335,627

			9.00% 8.75% 8.75% 8.75% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 8.75% 9.00% 8.75% 8.75% 8.75% 8.75% 9.00% 9.25% 9.25% 8.75% 8.75% 8.75% 8.75% 8.75% 10.62%	4,692 7,269 6,448 4,859 9,672 5,236 9,347 6,663 10,300 6,419 5,677 6,147 6,172 6,337 4,744 9,050 6,379 5,622 9,539 6,450 10,159 10,085 5,058 7,856 3,056	50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50 50
$22,405,799 ===========

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2006

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

S. Timber Ridge

Pineville

Ravenwood

37 24 12 16 24 20 78 40 44 24 32 24 27 46 31 25 60 40 24 24 24 24 24 24 36 24 24 40 60 20 24 24 44 12 24

1,208,960

786,073

327,812

446,851

562,545

548,664

2,615,056

1,357,065

1,428,626

714,573

878,253

710,115

721,748

1,290,416

910,271

727,680

2,035,490

1,239,859

720,474

680,279

653,073

717,627

624,409

640,033

1,101,039

614,238

383,337

955,915

1,400,753

569,662

724,248

741,553

1,041,693

312,642

708,808

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
$31,099,840 ===========

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2006

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

Autumn Village

Hardy

Dawson

24 16 24 24 32 30 16 32 24 43 24 32 28 12 32 48 40 36 24 24 24 24 40 24 24 32 33 32 40 32 24 28 12 33 16 25 40

895,639

524,129

557,262

956,195

1,061,228

1,440,715

548,717

831,957

549,052

1,375,503

794,786

770,981

703,434

311,685

984,894

1,230,818

1,271,276

1,067,565

781,074

762,826

980,840

851,801

961,118

769,501

767,537

939,949

1,137,508

1,313,314

1,227,319

2,335,876

778,941

1,167,891

453,569

1,066,724

112,696

272,603

1,160,429

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
$33,717,352 ===========

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: July 16, 2007               By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President

Date: July 16, 2007               By:/s/ J. Davenport Mosby III
                                  J. Davenport Mosby III
                                  Director

Date: July 16, 2007               By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: July 16, 2007               By:/s/ Sandra C. Humphreys
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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date: July 16, 2007              By:/s/ Ronald M. Diner
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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

Date: July 16, 2007              By:/s/ Jonathan Oorlog
                                 Jonathan Oorlog
                                 Vice President and Chief Financial Officer
                                 Raymond James Tax Credit Funds, Inc.
                                 (the Managing General Partner)

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

        We, each hereby certify to the best of our knowledge that the Annual Report of Form 10-K of Gateway Tax Credit Fund II Ltd. for the year ended March 31, 2007 containing the financial statements fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
July 16, 2007

/s/ Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
July 16, 2007