Form 10-Q
period 2007-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 2007-08-20
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I - Financial Information

Item 1.  Financial Statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 2	June 30, 2007 --------- (Unaudited)	March 31, 2007 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable - Other

    Total Assets

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Deferred Gain on Sale of Project
  Partnerships

    Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Deficit:
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,136 at June 30, 2007 and March 31, 2007 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,136 at June 30, 2007 and March 31, 2007, issued and outstanding
General Partners

  Total Partners' Deficit

    Total Liabilities and Partners'     Deficit

$  171,249
129,302
185,026
-----------
$  485,577
===========

$   50,943
56,043

182,026
-----------
289,012
-----------

683,349
-----------

(484,160)
(2,624)
-----------
(486,784)
-----------

$  485,577
===========

$ 129,724 127,640 0 ----------- $ 257,364 =========== $ 48,705 0 0 ----------- 48,705 ----------- 666,568 ----------- (399,531) (58,378) ----------- (457,909) ----------- $ 257,364 ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 3	June 30, 2007 --------- (Unaudited)	March 31, 2007 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable - Other

  Total Assets

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Deferred Gain on Sale of Project   Partnerships

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 5,456 at June 30, 2007 and March 31, 2007 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 5,456 at June 30, 2007 and March 31, 2007, issued and outstanding
General Partners

  Total Partners' Deficit

    Total Liabilities and Partners'     Deficit

$ 106,410 129,302 0 ----------- $ 235,712 =========== $ 49,302 28 0 ----------- 49,330 ----------- 562,423 ----------- (376,478) 437 ----------- (376,041) ----------- $ 235,712 ===========

$  426,791
127,640
44,000
-----------
$  598,431
===========

$   55,354
313,273

43,850
-----------
412,477
-----------

551,211
-----------

(365,257)
0
-----------
(365,257)
-----------

$  598,431
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 4	June 30, 2007 --------- (Unaudited)	March 31, 2007 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable - Other

    Total Assets

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Deferred Gain on Sale of Project   Partnerships

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 6,915 at June 30, 2007 and March 31, 2007 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 6,915 at June 30, 2007 and March 31, 2007, issued and outstanding
General Partners

  Total Partners' Deficit

    Total Liabilities and Partners'     Deficit

$ 126,962 181,226 0 ----------- $ 308,188 =========== $ 54,968 0 0 ----------- 54,968 ----------- 738,644 ----------- (486,263) 839 ----------- (485,424) ----------- $ 308,188 ===========

$  206,516
178,897
84,500
-----------
$  469,913
===========

$   60,680
62,744

84,200
-----------
207,624
-----------

722,109
-----------

(459,820)
0
-----------
(459,820)
-----------

$  469,913
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 5	June 30, 2007 --------- (Unaudited)	March 31, 2007 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
 Payable to General Partners

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Deficit:
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 8,616 at June 30, 2007 and March 31, 2007 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 8,616 at June 30, 2007 and March 31, 2007, issued and outstanding
General Partners

  Total Partners' Deficit

    Total Liabilities and Partners' Deficit

$  161,162
102,831
-----------
263,993

124,341
-----------
$  388,334
===========

$   74,518
-----------
74,518
-----------

626,863
-----------

(308,678)
(4,369)
-----------
(313,047)
-----------
$  388,334
===========

$  175,920
101,509
-----------
277,429

125,403
-----------
$  402,832
===========

$   78,583
-----------
78,583
-----------

603,864
-----------

(275,580)
(4,035)
-----------
(279,615)
-----------
$  402,832
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
SERIES 6	June 30, 2007 --------- (Unaudited)	March 31, 2007 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
 Payable to General Partners
 Distribution Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Deficit:
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 10,105 at June 30, 2007 and March 31, 2007 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 10,105 at June 30, 2007 and March 31, 2007, issued and outstanding
General Partners

  Total Partners' Deficit

    Total Liabilities and Partners' Deficit

$  168,115
284,057
-----------
452,172

211,038
-----------
$  663,210
===========

$   70,213
46
-----------
70,259
-----------

964,692
-----------

(368,002)
(3,739)
-----------
(371,741)
-----------
$  663,210
===========

$  193,964
280,406
-----------
474,370

208,779
-----------
$  683,149
===========

$   74,311
46
-----------
74,357
-----------

939,298
-----------

(327,179)
(3,327)
-----------
(330,506)
-----------
$  683,149
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
TOTAL SERIES 2 - 6	June 30, 2007 --------- (Unaudited)	March 31, 2007 ---------- (Audited)

ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable - Other

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Deferred Gain on Sale of Project   Partnerships

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners' Deficit:
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000 authorized BAC's, of which 37,228 at June 30, 2007 and March 31, 2007 have been issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership interest of the assignor limited partner, $1,000 stated value per BAC, 37,228 at June 30, 2007 and March 31, 2007, issued and outstanding
General Partners

  Total Partners' Deficit

    Total Liabilities and Partners' Deficit

$  733,898
826,718
185,026
-----------
1,745,642

335,379
-----------
$2,081,021
===========

$  299,944
56,117

182,026
-----------
538,807
-----------

3,575,971
-----------

(2,023,581)
(9,456)
-----------
(2,033,037)
-----------
$2,081,021
===========

$1,132,915
816,092
128,500
-----------
2,077,507

334,182
-----------
$2,411,689
===========

$  317,633
376,063

128,050
-----------
821,746
-----------

3,483,050
-----------

(1,827,367)
(65,740)
-----------
(1,893,107)
-----------
$2,411,689
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
SERIES 2	2007 ----	2006 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other

  Total Expenses

Loss Before Gain on Sale of Project  Partnerships and Other Income
Gain on Sale of Project Partnerships
Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Assignees
 General Partners

Net Loss Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    3,793
-----------
3,793
-----------

16,781

16,335
2,887
-----------
36,003
-----------

(32,210)
56,043
3,335
-----------
$   27,168
===========

$  (28,586)
55,754
-----------
$   27,168
===========

$    (4.66)
===========
6,136
===========

$    2,556
-----------
2,556
-----------

16,845

8,867
1,346
-----------
27,058
-----------

(24,502)
0
3,225
-----------
$  (21,277)
===========

$  (21,064)
(213)
-----------
$  (21,277)
===========

$    (3.43)
===========
6,136
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
SERIES 3	2007 ----	2006 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other

  Total Expenses

Loss Before Gain on Sale of Project  Partnerships and Other Income
Gain on Sale of Project Partnerships
Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Assignees
 General Partners

Net Income (Loss) Per Beneficial
Assignee Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   11,633
-----------
11,633
-----------

11,212

13,925
2,671
-----------
27,808
-----------

(16,175)
43,850
5,391
-----------
$   33,066
===========

$   32,629
437
-----------
$   33,066
===========

$     5.98
===========
5,456
===========

$   10,940
-----------
10,940
-----------

15,615

14,117
2,128
-----------
31,860
-----------

(20,920)
0
3,060
-----------
$  (17,860)
===========

$  (17,681)
(179)
-----------
$  (17,860)
===========

$    (3.24)
===========
5,456
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
SERIES 4	2007 ----	2006 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other

  Total Expenses

Loss Before Gain on Sale of Project  Partnerships and Other Income
Gain on Sale of Project Partnerships
Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Assignees
 General Partners

Net Income (Loss) Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    8,508
-----------
8,508
-----------

16,534

19,605
2,843
-----------
38,982
-----------

(30,474)
84,200
4,870
-----------
$   58,596
===========

$   57,757
839
-----------
$   58,596
===========

$     8.35
===========
6,915
===========

$    5,977
-----------
5,977
-----------

19,232

17,800
2,738
-----------
39,770
-----------

(33,793)
0
4,065
-----------
$  (29,728)
===========

$  (29,431)
(297)
-----------
$  (29,728)
===========

$    (4.26)
===========
6,915
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
SERIES 5	2007 ----	2006 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Losses of Project  Partnerships and Other Income
Equity in Losses of Project Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$   16,410
-----------
16,410
-----------

22,999

25,987
3,145
0
-----------
52,131
-----------

(35,721)
(1,062)
3,351
-----------
$  (33,432)
===========

$  (33,098)
(334)
-----------
$  (33,432)
===========

$    (3.84)
===========
8,616
===========

$   12,500
-----------
12,500
-----------

23,096

21,483
1,616
3,859
-----------
50,054
-----------

(37,554)
(3,365)
3,670
-----------
$  (37,249)
===========

$  (36,877)
(372)
-----------
$  (37,249)
===========

$    (4.28)
===========
8,616
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
SERIES 6	2007 ----	2006 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Income (Losses) of
 Project Partnerships and Other Income
Equity in Income (Losses) of Project  Partnerships
Interest Income

Net Loss

Allocation of Net Loss:
 Assignees
 General Partners

Net Loss Per Beneficial Assignee
Certificate
Number of Beneficial Assignee
Certificates Outstanding

$    9,399
-----------
9,399
-----------

25,394

27,472
5,813
4,386
-----------
63,065
-----------

(53,666)

6,645
5,786
-----------
$  (41,235)
===========

$  (40,823)
(412)
-----------
$  (41,235)
===========

$    (4.04)
===========
10,105
===========

$   13,373
-----------
13,373
-----------

25,287

22,710
2,099
9,513
-----------
59,609
-----------

(46,236)

(1,079)
6,344
-----------
$  (40,971)
===========

$  (40,561)
(410)
-----------
$  (40,971)
===========

$    (4.01)
===========
10,105
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
TOTAL SERIES 2 - 6	2007 ----	2006 ----

Revenues:
 Distribution Income

  Total Revenues

Expenses:
 Asset Management Fee-General Partner
 General and Administrative:
  General Partner
  Other
 Amortization

  Total Expenses

Loss Before Equity in Income (Losses) of
 Project Partnerships and Other Income
Equity in Income (Losses) of Project  Partnerships
Gain on Sale of Project Partnerships
Interest Income

Net Income (Loss)

Allocation of Net Income (Loss):
 Assignees
 General Partners

$   49,743
-----------
49,743
-----------

92,920

103,324
17,359
4,386
-----------
217,989
-----------

(168,246)

5,583
184,093
22,733
-----------
$   44,163
===========

$  (12,121)
56,284
-----------
$   44,163
===========

$   45,346
-----------
45,346
-----------

100,075

84,977
9,927
13,372
-----------
208,351
-----------

(163,005)

(4,444)
0
20,364
-----------
$ (147,085)
===========

$ (145,614)
(1,471)
-----------
$ (147,085)
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
SERIES 2	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2006 Net Loss Balance at June 30, 2006 Balance at March 31, 2007 Net Income (Loss) Distributions Balance at June 30, 2007	$ (281,595) (21,064) ------------ $ (302,659) ============ $ (399,531) (28,586) (56,043) ------------ $ (484,160) ============	$ (57,187) (213) ------------ $ (57,400) ============ $ (58,378) 55,754 0 ------------ $ (2,624) ============	$ (338,782) (21,277) ------------ $ (360,059) ============ $ (457,909) 27,168 (56,043) ------------ $ (486,784) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
SERIES 3	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2006 Net Loss Balance at June 30, 2006 Balance at March 31, 2007 Net Income Distributions Balance at June 30, 2007	$ (207,975) (17,681) ------------ $ (225,656) ============ $ (365,257) 32,629 (43,850) ------------ $ (376,478) ============	$ (50,399) (179) ------------ $ (50,578) ============ $ 0 437 0 ------------ $ 437 ============	$ (258,374) (17,860) ------------ $ (276,234) ============ $ (365,257) 33,066 (43,850) ------------ $ (376,041) ============

    See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
SERIES 4	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2006 Net Loss Balance at June 30, 2006 Balance at March 31, 2007 Net Income Distributions Balance at June 30, 2007	$ (253,967) (29,431) ------------ $ (283,398) ============ $ (459,820) 57,757 (84,200) ------------ $ (486,263) ============	$ (63,833) (297) ------------ $ (64,130) ============ $ 0 839 0 ------------ $ 839 ============	$ (317,800) (29,728) ------------ $ (347,528) ============ $ (459,820) 58,596 (84,200) ------------ $ (485,424) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
SERIES 5	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2006 Net Loss Balance at June 30, 2006 Balance at March 31, 2007 Net Loss Balance at June 30, 2007	$ (82,842) (36,877) ------------ $ (119,719) ============ $ (275,580) (33,098) ------------ $ (308,678) ============	$ (2,088) (372) ------------ $ (2,460) ============ $ (4,035) (334) ------------ $ (4,369) ============	$ (84,930) (37,249) ------------ $ (122,179) ============ $ (279,615) (33,432) ------------ $ (313,047) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2006 Net Loss Balance at June 30, 2006 Balance at March 31, 2007 Net Loss Balance at June 30, 2007	$ 2,162 (40,561) ------------ $ (38,399) ============ $ (327,179) (40,823) ------------ $ (368,002) ============	$ 0 (410) ------------ $ (410) ============ $ (3,327) (412) ------------ $ (3,739) ============	$ 2,162 (40,971) ------------ $ (38,809) ============ $ (330,506) (41,235) ------------ $ (371,741) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2006 Net Loss Balance at June 30, 2006 Balance at March 31, 2007 Net Income (Loss) Distributions Balance at June 30, 2007	$ (824,217) (145,614) ------------ $ (969,831) ============ $(1,827,367) (12,121) (184,093) ------------ $(2,023,581) ============	$ (173,507) (1,471) ------------ $ (174,978) ============ $ (65,740) 56,284 0 ------------ $ (9,456) ============	$ (997,724) (147,085) ------------ $(1,144,809) ============ $(1,893,107) 44,163 (184,093) ------------ $(2,033,037) ============

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
SERIES 2 --------	2007 ----	2006 ----

Cash Flows from Operating Activities:
 Net Income (Loss)
 Adjustments to Reconcile Net Income (Loss)
 to Net Cash Used in Operating Activities:
   Accreted Discount on Investments in    Securities
   Gain on Sale of Project Partnerships
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

      Net Cash Used in Financing Activities

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

Supplemental non-cash activities:
Increase in Distribution Payable
Distribution to Assignees
Increase in Receivable - Other
Proceeds from Sale of Project Partnerships

$  27,168

(514)
(56,043)
(3,793)

(1,148)
19,019
0
----------
(15,311)
----------

3,793
58,043
0
----------

61,836
----------

(5,000)
----------
(5,000)
----------
41,525
129,724
----------
$ 171,249
==========

$  56,043
(56,043)
(185,026)
185,026
----------
$       0
==========

$ (21,277)

0
0
(2,556)

0
17,339
(8,030)
----------
(14,524)
----------

2,556
0
66,276
----------

68,832
----------

0
----------
0
----------
54,308
250,529
----------
$ 304,837
==========

$       0
0
0
0
----------
$       0
==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
SERIES 3 --------	2007 ----	2006 ----

Cash Flows from Operating Activities:
 Net Income (Loss)
 Adjustments to Reconcile Net Income (Loss)
 to Net Cash Used in Operating Activities:
   Accreted Discount on Investments in
   Securities
   Gain on Sale of Project Partnerships
   Distribution Income
   Changes in Operating Assets and    Liabilities:
     Increase in Interest Receivable
     Increase in Payable to General Partners
     Decrease in Other Payable

        Net Cash Used in Operating
        Activities

Cash Flows from Investing Activities:
  Decrease in Receivable - Other
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Cash Flows from Financing Activities:
  Distributions Paid to Assignees

        Net Cash Used in Financing Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

$  33,066

(514)
(43,850)
(11,633)

(1,148)
5,160
0
----------

(18,919)
----------

44,000

11,633
0
----------

55,633
----------

(357,095)
----------
(357,095)
----------

(320,381)
426,791
----------
$ 106,410
==========

$ (17,860) 0 0 (10,940) 0 20,324 (7,300) ---------- (15,776) ---------- 0 10,940 58,952 ---------- 69,892 ---------- 0 ---------- 0 ---------- 54,116 236,035 ---------- $ 290,151 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
SERIES 4 -------	2007 ----	2006 ----

Cash Flows from Operating Activities:
 Net Income (Loss)
 Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided by (Used in) Operating  Activities:
    Accreted Discount on Investments in
    Securities
    Gain on Sale of Project Partnerships
    Distribution Income
    Changes in Operating Assets and     Liabilities:
       Increase in Interest Receivable
       Increase in Payable to General Partners
       Decrease in Other Payable

        Net Cash Provided by (Used in)
        Operating Activities

Cash Flows from Investing Activities:
  Decrease in Receivable - Other
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

       Net Cash Provided by Investing        Activities

Cash Flows from Financing Activities:
  Distributions Paid to Assignees

       Net Cash Used in Financing Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

$  58,596

(721)
(84,200)
(8,508)

(1,608)
10,823
0
----------

(25,618)
----------

84,500

8,508
0
----------

93,008
----------

(146,944)
----------
(146,944)
----------

(79,554)
206,516
----------
$ 126,962
==========

$ (29,728) 0 0 (5,977) 0 24,117 (8,030) ---------- (19,618) ---------- 0 5,977 74,685 ---------- 80,662 ---------- 0 ---------- 0 ---------- 61,044 322,204 ---------- $ 383,248 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
SERIES 5 --------	2007 ----	2006 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
   Amortization
   Accreted Discount on Investments in
   Securities
   Equity in Losses of Project Partnerships
   Distribution Income
   Changes in Operating Assets and    Liabilities:
     Increase in Interest Receivable
     Decrease in Receivable - Other
     Increase in Payable to General Partners
     Decrease in Other Payable

        Net Cash Used in Operating         Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (33,432) 0 (409) 1,062 (16,410) (913) 0 18,934 0 ---------- (31,168) ---------- 16,410 0 ---------- 16,410 ---------- (14,758) 175,920 ---------- $ 161,162 ==========	$ (37,249) 3,859 0 3,365 (12,500) 0 912 21,819 (3,650) ---------- (23,444) ---------- 14,242 93,086 ---------- 107,328 ---------- 83,884 262,439 ---------- $ 346,323 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
SERIES 6 --------	2007 ----	2006 ----

Cash Flows from Operating Activities:
 Net Loss
 Adjustments to Reconcile Net Loss to Net Cash  Used in Operating Activities:
    Amortization
    Accreted Interest Income on Investments
    in Securities
    Accreted Discount on Investments in     Securities
    Equity in (Income) Losses of Project     Partnerships
    Distribution Income
    Changes in Operating Assets and     Liabilities:
      Increase in Interest Receivable
      Increase in Payable to General Partners

        Net Cash Used In Operating
        Activities

Cash Flows from Investing Activities:
  Distributions Received from Project
  Partnerships

        Net Cash Provided by Investing
        Activities

Decrease in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

	$ (41,235) 4,386 0 (1,130) (6,645) (9,399) (2,521) 21,296 ---------- (35,248) ---------- 9,399 ---------- 9,399 ---------- (25,849) 193,964 ---------- $ 168,115 ==========	$ (40,971) 9,513 (1,465) 0 1,079 (13,373) 0 20,054 ---------- (25,163) ---------- 16,348 ---------- 16,348 ---------- (8,815) 463,580 ---------- $ 454,765 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)
TOTAL SERIES 2 - 6 --------	2007 ----	2006 ----

Cash Flows from Operating Activities:
 Net Income (Loss)
 Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided by (Used in) Operating
 Activities:
    Amortization
    Accreted Interest Income on Investments
    in Securities
    Accreted Discount on Investment in     Securities
    Equity in (Income) Losses of Project     Partnerships
    Gain on Sale of Project Partnerships
    Distribution Income
    Changes in Operating Assets and     Liabilities:
      Increase in Interest Receivable
      Decrease in Receivable - Other
      Increase in Payable to General Partners
      Decrease in Other Payable

        Net Cash Provided by (Used in)         Operating Activities

Cash Flows from Investing Activities:
  Decrease in Receivable - Other
  Distributions Received from Project
  Partnerships
  Proceeds from Sale of Project Partnerships
  Redemption of Investment in Securities

        Net Cash Provided by Investing
        Activities

Cash Flows from Financing Activities:
  Distributions Paid to Assignees
  Expenses Related to Sale of Project   Partnerships

        Net Cash Used in Financing Activities

(Decrease) Increase in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Year

Cash and Cash Equivalents at End of Period

Supplemental non-cash activities:
Increase in Distribution Payable
Distribution to Assignees
Increase in Receivable - Other
Proceeds from Sale of Project Partnerships

$   44,163

4,386

0

(3,288)

(5,583)
(184,093)
(49,743)

(7,338)
0
75,232
0
----------

(126,264)
----------

128,500

49,743
58,043
0
----------

236,286
----------

(504,039)

(5,000)
----------
(509,039)
----------

(399,017)
1,132,915
----------
$  733,898
===========

$   56,043
(56,043)
(185,026)
185,026
----------
$        0
===========

$ (147,085)

13,372

(1,465)

0

4,444
0
(45,346)

0
912
103,653
(27,010)
----------

(98,525)
----------

0

50,063
0
292,999
----------

343,062
----------

0

0
----------
0
----------

244,537
1,534,787
----------
$1,779,324
===========

$        0
0
0
0
----------
$        0
===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2007

NOTE 1 - ORGANIZATION:

   Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida. Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6. Each Series has invested, as a limited partner, in other limited partnerships ("Project Partnerships") each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits") provided for in Section 42 of the Internal Revenue Code of 1986. Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the limited partnership agreement (the "Agreement"). As of June 30, 2007, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees"). The fiscal year of Gateway for reporting purposes ends on March 31.

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

   Gateway offered BACs in five series ("Series"). BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of June 30, 2007. Each Series is treated as a separate partnership, investing in a separate and distinct pool of Project Partnerships. Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series. Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

   Gateway accounts for its investments as the limited partner in Project Partnerships ("Investments in Project Partnerships") using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statements of Operations. Under the equity method, the Investments in Project Partnerships initially include:

   1)  Gateway's capital contribution,
   2)  Acquisition fees paid to the General Partner for services rendered in selecting properties for acquisition, and
   3)  Acquisition expenses including legal fees, travel and other        miscellaneous costs relating to acquiring properties.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

   Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss. No impairment loss has been recognized in the accompanying financial statements for the three-month period ended June 30, 2007. For the fiscal year ended March 31, 2007, impairment expense was recognized in the Statement of Operations in Series 6 in the total amount of $103,003. Refer to Note 5 - Investment in Project Partnerships for further details regarding the components of the Investment in Project Partnership balance.

   Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits. If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment. However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships. No such funding to Project Partnerships occurred during the period ended June 30, 2007.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

   Gateway holds variable interests in 132 VIE's, which consist of Project Partnerships, which Gateway is not the primary beneficiary. Two of Gateway's Project Partnership investments were determined not to be VIE's. Gateway's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to Gateway's recorded investments in and receivables from those VIE's, which is approximately $335,379 at June 30, 2007. Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

Investment in Securities

   Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway's intent in holding the securities. Gateway's intent is to hold all of its debt securities (U.S. Government Security Strips and U.S. Treasury Notes) until maturity and to use these assets to fund Gateway's ongoing operations. The U.S. Treasury Notes are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity. Such adjustments are included in Interest Income. Interest Income is recognized ratably on the U.S. Government Strips using the effective yield to maturity. As of June 30, 2007, Investment in Securities on the Balance Sheet consisted entirely of U.S. Treasury Notes.

Income Taxes

   No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Basis of Preparation

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with Gateway's report on Form 10-K for the year ended March 31, 2007. In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

   The June 30, 2007 Balance Sheet includes Investment in Securities consisting of U.S. Treasury Notes which represents their cost, plus accreted interest income and discounts of $4,291 for Series 2, $4,291 for Series 3, $6,014 for Series 4, $3,413 for Series 5 and $9,427 for Series 6. The Investment in Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners. A separate accounting is maintained for each Series' share of the investments.
	Estimated Market Value ------------	Cost Plus Accreted Interest and Discounts ------------	Gross Unrealized Losses ------------
Series 2	$ 127,000	$ 129,302	$ (2,302)
Series 3	127,000	129,302	(2,302)
Series 4	178,000	181,226	(3,226)
Series 5	101,000	102,831	(1,831)
Series 6	279,000	284,057	(5,057)

   As of June 30, 2007, the cost plus accreted interest and discounts of debt securities by contractual maturities is as follows:
	Series 2 --------	Series 3 --------	Series 4 --------
Due within 1 year	$ 129,302	$ 129,302	$ 181,226
After 1 year through 5 years	0	0	0
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 129,302 =========	$ 129,302 =========	$ 181,226 =========

	Series 5 --------	Series 6 --------	Total --------
Due within 1 year	$ 102,831	$ 284,057	$ 826,718
After 1 year through 5 years	0	0	0
	---------	---------	---------
Total Amount Carried on Balance Sheet	$ 102,831 =========	$ 284,057 =========	$ 826,718 ==========

NOTE 4 - RELATED PARTY TRANSACTIONS:

   The Payable to General Partners primarily represents the asset management fees owed to the General Partners at the end of the period. It is unsecured, due on demand and, in accordance with the Agreement, non-interest bearing. Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of Asset Management Fees payable classified as long-term on the Balance Sheet.

   For the three months ended June 30, 2007 and 2006 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

                               2007             2006
                              ---- -            -----
  Series 2                $  16,781         $  16,845
  Series 3                   11,212            15,615
  Series 4                   16,534            19,232
  Series 5                   22,999            23,096
  Series 6                   25,394            25,287
                           ---------        ---------
  Total                   $  92,920         $ 100,075
                           =========        =========

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

   General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis. This expense is included in the Statements of Operations.

                              2007              2006
                              -----             -----
  Series 2                $  16,335         $   8,867
  Series 3                   13,925            14,117
  Series 4                   19,605            17,800
  Series 5                   25,987            21,483
  Series 6                   27,472            22,710
                          ---------          --------
  Total                   $ 103,324         $  84,977
                          =========          ========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

SERIES 2

   As of June 30, 2007, Gateway had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 20 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:

JUNE 30, 2007 -----------	MARCH 31, 2007 -----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 4,104,519 (4,284,991) (81,797) ----------- (262,269) 337,998 (75,729) ----------- $ 0 ============	$ 4,524,678 (4,742,761) (87,605) ----------- (305,688) 390,838 (85,150) ----------- $ 0 ===========

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,636,472 for the period ended June 30, 2007 and cumulative suspended losses of $6,160,318 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 3

   As of June 30, 2007, Gateway had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 17 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
JUNE 30, 2007 ------------	MARCH 31, 2007 -----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from Project
Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 2,866,874 (3,060,820) (116,035) ----------- (309,981) 365,375 (55,394) ----------- $ 0 ===========	$ 2,866,874 (3,060,820) (116,035) ----------- (309,981) 365,375 (55,394) ----------- $ 0 ===========

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,493,834 for the period ended June 30, 2007 and cumulative suspended losses of $5,412,602 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 4

   As of June 30, 2007, Gateway had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 25 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
JUNE 30, 2007 ------------	MARCH 31, 2007 -----------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 4,273,215 (4,545,684) (96,180) ----------- (368,649) 466,220 (97,571) ----------- $ 0 ===========	$ 4,273,215 (4,545,684) (96,180) ----------- (368,649) 466,220 (97,571) ----------- $ 0 ===========

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,047,864 for the period ended June 30, 2007 and cumulative suspended losses of $5,924,461 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 5

   As of June 30, 2007, Gateway had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 35 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:
JUNE 30, 2007 ------------	MARCH 31, 2007 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

Investments in Project Partnerships

$ 6,010,273 (6,133,796) (204,351) ----------- (327,874) 632,419 (180,204) ----------- $ 124,341 ===========	$ 6,010,273 (6,132,734) (204,351) ----------- (326,812) 632,419 (180,204) ----------- $ 125,403 ===========

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $7,174,902 for the period ended June 30, 2007 and cumulative suspended losses of $7,065,462 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

SERIES 6

   As of June 30, 2007, Gateway had acquired a 99% interest in the profits, losses and Tax Credits as a limited partner in 37 Project Partnerships which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Partnership agreement. Upon dissolution proceeds will be distributed according to each Partnership agreement.

   The following is a summary of Investments in Project Partnerships as of:
JUNE 30, 2007 ------------	MARCH 31, 2007 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships (1)

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

 Reserve for Impairment of Investment in
 Project Partnerships

Investments in Project Partnerships

$ 7,250,034 (6,846,366) (226,727) ----------- 176,941 768,912 (288,571) (446,244) ----------- $ 211,038 ============	$ 7,250,034 (6,853,010) (226,728) ----------- 170,296 768,912 (284,185) (446,244) ----------- $ 208,779 ============

(1) In accordance with Gateway's accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,953,649 for the period ended June 30, 2007 and cumulative suspended losses of $4,856,648 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   The following is a summary of Investments in Project Partnerships as of:
TOTAL SERIES 2 - 6	JUNE 30, 2007 ------------	MARCH 31, 2007 -------------

Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships

Cumulative equity in losses of Project
Partnerships

Cumulative distributions received from
Project Partnerships

Investment in Project Partnerships before
Adjustment

Excess of investment cost over the underlying
assets acquired:
 Acquisition fees and expenses
 Accumulated amortization of acquisition
 fees and expenses

 Reserve for Impairment of Investment in
 Project Partnerships

Investments in Project Partnerships

	$ 24,504,915 (24,871,657) (725,090) ----------- (1,091,832) 2,570,924 (697,469) (446,244) ----------- $ 335,379 ============	$ 24,925,074 (25,335,009) (730,899) ------------ (1,140,834) 2,623,764 (702,504) (446,244) ------------ $ 334,182 ============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Series' Project Partnerships as of March 31 and the summarized statements of operations for the three months ended March 31 of each year:
SERIES 2	2007 ----	2006 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Deficit:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' deficit
  Limited Partner
  General Partners

    Total Partners' deficit

    Total liabilities and partners'
    deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Gateway's share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,049,740
12,795,601
4,108
-----------
$14,849,449
===========

$   500,685
20,456,115
-----------
20,956,800
-----------

(5,962,658)
(144,693)
-----------
(6,107,351)
-----------

$14,849,449
===========

$   725,665
-----------
476,822
114,676
200,691
-----------
792,189
-----------
$   (66,524)
===========
$      (665)
===========
$   (65,859)
65,859
-----------
$         0
===========

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
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Series' Project Partnerships as of March 31 and the summarized statements of operations for the three months ended March 31 of each year:
SERIES 3	2007 ----	2006 ----

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

Other partners' share of net loss

Gateway's share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 1,943,312
7,661,915
31,503
-----------
$ 9,636,730
===========

$   235,488
15,224,112
-----------
15,459,600
-----------

(6,101,002)
278,132
-----------
(5,822,870)
-----------

$ 9,636,730
===========

$   571,210
-----------
393,513
76,980
182,770
-----------
653,263
-----------
$   (82,053)
===========
$      (821)
===========
$   (81,232)
81,232
-----------
$         0
===========

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
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Series' Project Partnerships as of March 31 and the summarized statements of operations for the three months ended March 31 of each year:
SERIES 4	2007 ----	2006 ----

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

Other partners' share of net loss

Gateway's share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 2,135,251
15,341,283
25,225
-----------
$17,501,759
===========

$   903,223
22,403,582
-----------
23,306,805
-----------

(6,507,046)
702,000
-----------
(5,805,046)
-----------

$17,501,759
===========

$   815,953
-----------
589,030
120,950
230,313
-----------
940,293
-----------
$  (124,340)
===========
$      (937)
===========
$  (123,403)
123,403
-----------
$         0
===========

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
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Series' Project Partnerships as of March 31 and the summarized statements of operations for the three months ended March 31 of each year:
SERIES 5	2007 ----	2006 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Deficit:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' deficit
  Limited Partner
  General Partners

    Total Partners' deficit

    Total liabilities and partners'
    deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Gateway's share of net loss
Suspended losses

Equity in Losses of Project Partnerships

$ 3,630,378
20,193,609
5,421
-----------
$23,829,408
===========

$   669,475
31,098,218
-----------
31,767,693
-----------

(7,566,578)
(371,707)
-----------
(7,938,285)
-----------

$23,829,408
===========

$ 1,130,256
-----------
767,833
169,025
305,016
-----------
1,241,874
-----------
$  (111,618)
===========
$    (1,116)
===========
$  (110,502)
109,440
-----------
$    (1,062)
===========

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
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Series' Project Partnerships as of March 31 and the summarized statements of operations for the three months ended March 31 of each year:
SERIES 6	2007 ----	2006 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Deficit:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' deficit
  Limited Partner
  General Partners

    Total Partners' deficit

    Total liabilities and partners'
    deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Gateway's share of net loss
Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 4,322,108
24,543,786
10,123
-----------
$28,876,017
===========

$   646,962
33,708,264
-----------
34,355,226
-----------

(4,919,841)
(559,368)
-----------
(5,479,209)
-----------

$28,876,017
===========

$ 1,210,321
-----------
796,167
179,973
325,962
-----------
1,302,102
-----------
$   (91,781)
===========
$    (1,425)
===========
$   (90,356)
97,001
-----------

$     6,645
===========

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
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Series' Project Partnerships as of March 31 and the summarized statements of operations for the three months ended March 31 of each year:
TOTAL SERIES 2- 6	2007 ----	2006 ----

SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners' Deficit:
  Current liabilities
  Long-term debt

    Total liabilities

Partners' deficit
  Limited Partner
  General Partners

    Total Partners' deficit

    Total liabilities and partners'
    deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners' share of net loss

Gateway's share of net loss
Suspended losses

Equity in Income (Losses) of Project Partnerships

$ 14,080,789
80,536,194
76,380
------------
$ 94,693,363
============

$  2,955,833
122,890,291
------------
125,846,124
------------

(31,057,125)
(95,636)
------------
(31,152,761)
------------

$ 94,693,363
============

$  4,453,405
------------
3,023,365
661,604
1,244,752
------------
4,929,721
------------
$   (476,316)
============
$     (4,964)
============
$   (471,352)
476,935
------------

$      5,583
============

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
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6). As of June 30, 2007, Gateway has sold its interest in 14 Project Partnerships (2 in Series 2, 6 in Series 3, 4 in Series 4, 1 in Series 5 and 1 in Series 6). The transactions summaries for the Project Partnerships sold during the current and previous fiscal years are summarized below:

Fiscal Year 2008 Disposition Activity:

Series 2

   In April 2007, Gateway sold its Project Partnership investment in Rolling Oaks II Apartments. Gateway received $56,043 in net proceeds ($9.13 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of June 30, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. The net proceeds from this sale transaction were distributed to the Series 2 Assignees in August 2007.

   In April 2007, Gateway sold its Project Partnership investment in Brookhaven Apartments. In accordance with FASB No. 66 ("FASB No. 66") "Accounting for Sales of Real Estate," although the sale of this Project Partnership was consummated on or prior to June 30, 2007, the estimated net proceeds and gain on the sale of this investment is $182,026 ($29.66 per beneficial assignee certificate) which is being deferred on the Balance Sheet of Gateway as of June 30, 2007 and not recognized in the Statement of Operations until the period that the proceeds are received. The entire balance of the net proceeds due from this sale was subsequently received in August 2007 and will be distributed to the Series 2 Assignees in the third quarter of fiscal year 2008.

Fiscal Year 2007 Disposition Activity:

Series 3

   In March 2007, Gateway sold its Project Partnership investment in Belmont Senior Apartments. In accordance with FASB No. 66 ("FASB No. 66") "Accounting for Sales of Real Estate," although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated net proceeds and gain on the sale of this investment of $43,850 was deferred on the Balance Sheet of Gateway as of March 31, 2007 and was recognized in the Statement of Operations in the period that the proceeds were received. The entire balance of the net proceeds due from this sale were received in April 2007 and distributed to the Series 3 Assignees in the amount of $8.04 per beneficial assignee certificate in May 2007. The deferred gain of $43,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.

   In January 2007, Gateway sold its Project Partnership investment in Southwood Apartments. Gateway received $42,652 in net proceeds ($7.82 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007. The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

   In January 2007, Gateway sold its Project Partnership investment in Plaza Senior Village Apartments. Gateway received $82,145 in net proceeds ($15.06 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007. The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

   In January 2007, Gateway sold its Project Partnership investment in Brubaker Square Apartments. Gateway received $115,009 in net proceeds ($21.08 per

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS(continued):

beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007. The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

   In January 2007, Gateway sold its Project Partnership investment in Villa Allegra Apartments. Gateway received $73,408 in net proceeds ($13.45 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007. The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

   In November 2006, Gateway sold its Project Partnership investment in Birchwood Apartments. Gateway received $99,410 in net proceeds ($18.25 per beneficial assignee certificate) for the sale of the Project Partnership. Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007. The net proceeds from this sale transaction were distributed to the Series 3 Assignees in December 2006.

Series 4

   In March 2007, Gateway sold its Project Partnership investment in Edmonton Senior Apartments. In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated net proceeds and gain on the sale of this investment of $38,350 was deferred on the Balance Sheet of Gateway as of March 31, 2007 and was recognized in the Statement of Operations in the period that the proceeds were received. The entire balance of the net proceeds due from this sale were received in April 2007 and distributed to the Series 4 assignees in the amount of $5.55 per beneficial assignee certificate in May 2007. The deferred gain of $38,350 was recognized in the fiscal year 2008 first quarter Statement of Operations.

   In March 2007, Gateway sold its Project Partnership investment in Owingsville Senior Apartments. In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated net proceeds and gain on the sale of this investment of $45,850 was deferred on the Balance Sheet of Gateway as of March 31, 2007 and was recognized in the Statement of Operations in the period that the proceeds were received. The entire balance of the net proceeds due from this sale were received in April 2007 and distributed to the Series 4 Assignees in the amount of $6.63 per beneficial assignee certificate in May 2007. The deferred gain of $45,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.

   In January 2007, Gateway sold its Project Partnership investment in Alsace Village Apartments. Gateway received $23,370 in net proceeds ($3.38 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007. The net proceeds from this sale transaction were distributed to the Series 4 Assignees in May 2007.

   In January 2007, Gateway sold its Project Partnership investment in Greenbriar Apartments. Gateway received $39,370 in net proceeds ($5.69 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007. The net proceeds from this sale transaction were distributed to the Series 4 Assignees in May 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

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

   Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes. Distribution income increased from $45,346 for the three months ended June 30, 2006 to $49,743 for the three months ended June 30, 2007 (an increase of $4,397, or 10%). Interest income increased from $20,364 for the three months ended June 30, 2006 to $22,733 for the three months ended June 30, 2007 (an increase of $2,369, or 12%).

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

   Total expenses of Gateway were $217,989 for the three months ended June 30, 2007, an increase of $9,638 as compared to the three months ended June 30, 2006 total expenses of $208,351. The increase for the three months ended June 30, 2007 results from increases in the expense of the General Partner in administering the business of Gateway and evaluating potential dispositions of Project Partnerships.

   The sources of funds to pay the expenses of Gateway are cash and cash equivalents and short-term investments which are comprised of U.S. Treasury Security Strips ("Zero Coupon Treasuries") and U.S. Treasury Notes along with the interest earnings thereon, which were purchased with funds set aside for this purpose, and cash distributed to the Series from the operations of the Project Partnerships. Due to the rent limitations applicable to the Project Partnerships projects as a result of their qualifying for Low-Income Housing Tax Credits, Gateway does not expect there to be a significant increase in future rental income of the Project Partnerships. Therefore, cash distributions from operations of the Project Partnerships are not expected to increase. Management believes these sources of funds are sufficient to meet current and ongoing operating costs fore the foreseeable future, and to pay part of the Asset Management Fee.

   For the three months ended June 30, 2007 the Gain on Sale of Project Partnerships amounted to $184,093, which includes $128,050 of Gain on Sale of Project Partnerships that had been deferred for revenue recognition purposes and was reflected on the Balance Sheet as of March 31, 2007. As more fully discussed herein, two Project Partnership investments have been sold in the first quarter of fiscal year 2008 and ten Project Partnership investments were sold or disposed of in fiscal year 2007. The amount of the gain or loss on a sale of Project Partnerships and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction. Refer to the discussion of each Project Partnership sold in the exit strategy section herein.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The financial performance of each respective Series is summarized as follows:

   Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2007 and 2006 was $0 as a result of the suspension of all losses in this Series so that the Investment in Project Partnerships does not fall below zero. In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization. (These Project Partnerships reported depreciation and amortization of $200,691 and $218,869 for the three months ended March 31, 2007 and 2006, respectively.) As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes until the year of disposition. Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

   At June 30, 2007, the Series had $171,249 of short-term investments (Cash and Cash Equivalents). In addition, the Series had $129,302 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net income of $27,168 for the three months ended June 30, 2007. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $15,311. Cash provided by investing activities totaled $61,836, consisting of cash distributions of $3,793 from the Project Partnerships and $58,043 in proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of this Sale of Project Partnership). Cash used in financing activities totaled $5,000.

   Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2007 and 2006 was $0 as a result of the suspension of all losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $182,770 and $239,589 for the three months ended March 31, 2007 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

   At June 30, 2007, the Series had $106,410 of short-term investments (Cash and Cash Equivalents). In addition, the Series had $129,302 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net income of $33,066 for the three months ended June 30, 2007. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $18,919. Cash provided by investing activities totaled $55,633, consisting of cash distributions from the Project Partnerships. Cash used in financing activities (distributions to limited partners) totaled $357,095.

   Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees. Equity in Losses of Project Partnerships for the three months ended June 30, 2007 and 2006 was $0 as a result of the suspension of all losses in this Series so that the Investment in Project Partnerships does not fall below zero. (These Project Partnerships reported depreciation and amortization of $230,313 and $261,003 for the three months ended March 31, 2007 and 2006, respectively.) Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

   At June 30, 2007, the Series had $126,962 of short-term investments (Cash and Cash Equivalents). In addition, the Series had $181,226 in U.S. Treasury Notes with a maturity value of $178,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had net income of $58,596 for the three months ended June 30, 2007. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $25,618. Cash provided by investing activities totaled $93,008, consisting of cash distributions from the Project Partnership. Cash used in financing activities (distributions to Assignees) totaled $146,944.

   Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees. Equity in Losses of Project Partnerships decreased $2,303 to $1,062 for the three months ended June 30, 2007, as compared to $3,365 for the three months ended June 30, 2006. (These Project Partnerships reported depreciation and amortization of $305,016 and $300,882 for the three months ended March 31, 2007 and 2006, respectively.) Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

   At June 30, 2007 the Series had $161,162 of short-term investments (Cash and Cash Equivalents). In addition, the Series had $102,831 in U.S. Treasury Notes with a maturity value of $101,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $33,432 for the three months ended June 30, 2007. However, after adjusting for Equity in Losses of Project Partnerships of $1,062 and the changes in operating assets and liabilities, net cash used in operating activities was $31,168. Cash provided by investing activities totaled $16,410, consisting of cash distributions from the Project Partnerships.

   Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees. Equity in Income of Project Partnerships for the three months ended June 30, 2007 increased from a loss of $1,079 for the three months ended June 30, 2006 to income of $6,645 (a net increase of $7,724). (These Project Partnerships reported depreciation and amortization of $325,962 and $323,305 for the three months ended March 31, 2007 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating Tax Credits which met projections.

   At June 30, 2007, the Series had $168,115 of short-term investments (Cash and Cash Equivalents). In addition, the Series had $284,057 in U.S. Treasury Notes with a maturity value of $279,000 at June 30, 2007. Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

   As disclosed on the statement of cash flows, the Series had a net loss of $41,235 for the three months ended June 30, 2007. However, after adjusting for Equity in Income of Project Partnerships of $6,645 and the changes in operating assets and liabilities, net cash used in operating activities was $35,248. Cash provided by investing activities totaled $9,399, consisting of cash distributions from the Project Partnerships.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

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

   As of June 30, 2007, Gateway holds a limited partner interest in 134 Project Partnerships which own and operate government assisted multi-family housing complexes. Project investments by Series are as follows: 20 Project Partnerships for Series 2, 17 Project Partnerships for Series 3, 25 Project Partnerships for Series 4, 35 Project Partnerships for Series 5, and 37 Project Partnerships for Series 6. Many of the Project Partnerships have reached the end of their Tax Credit compliance period. As of June 30, 2007, fourteen of the Project Partnerships have been sold (2 in Series 2, 6 in Series 3, 4 in Series 4, 1 in Series 5, and 1 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series. Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6). The transaction summaries for the Project Partnerships sold during the current and previous fiscal years are summarized below:

Fiscal Year 2008 Disposition Activity:

Series 2

   In April 2007, Gateway sold its Project Partnership investment in Rolling Oaks II Apartments. Gateway received $56,043 in net proceeds ($9.13 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of June 30, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations. The net proceeds from this sale transaction will be distributed to the Series 2 Assignees in the second quarter of fiscal year 2008.

   In April 2007, Gateway sold its Project Partnership investment in Brookhaven Apartments. In accordance with FASB No. 66 ("FASB No. 66") "Accounting for Sales of Real Estate," although the sale of this Project Partnership was consummated on or prior to June 30, 2007, the estimated net proceeds and gain on the sale of this investment is $182,026 ($29.66 per beneficial assignee certificate) which is being deferred on the Balance Sheet of Gateway as of June 30, 2007 and not recognized in the Statement of Operations until the period that the proceeds are received. The entire balance of the net proceeds due from this sale was subsequently received in August 2007 and will be distributed to the Series 2 Assignees in the third quarter of fiscal year 2008.

Fiscal Year 2007 Disposition Activity:

Series 3

   In March 2007, Gateway sold its Project Partnership investment in Belmont Senior Apartments. In accordance with FASB No. 66 ("FASB No. 66") "Accounting for Sales of Real Estate," although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated net proceeds and gain on the sale of this investment of $43,850 was deferred on the Balance Sheet of Gateway as of March 31, 2007 and was recognized in the Statement of Operations in the period that the proceeds were received. The entire balance of the net proceeds due from this sale

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

were received in April 2007 and distributed to the Series 3 Assignees in the amount of $8.04 per beneficial assignee certificate in May 2007. The deferred gain of $43,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.

   In January 2007, Gateway sold its Project Partnership investment in Southwood Apartments. Gateway received $42,652 in net proceeds ($7.82 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007. The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

   In January 2007, Gateway sold its Project Partnership investment in Plaza Senior Village Apartments. Gateway received $82,145 in net proceeds ($15.06 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007. The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

   In January 2007, Gateway sold its Project Partnership investment in Brubaker Square Apartments. Gateway received $115,009 in net proceeds ($21.08 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007. The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

   In January 2007, Gateway sold its Project Partnership investment in Villa Allegra Apartments. Gateway received $73,408 in net proceeds ($13.45 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007. The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

   In November 2006, Gateway sold its Project Partnership investment in Birchwood Apartments. Gateway received $99,410 in net proceeds ($18.25 per beneficial assignee certificate) for the sale of the Project Partnership. Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007. The net proceeds from this sale transaction were distributed to the Series 3 Assignees in December 2006.

Series 4

   In March 2007, Gateway sold its Project Partnership investment in Edmonton Senior Apartments. In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated net proceeds and gain on the sale of this investment of $38,350 was deferred on the Balance Sheet of Gateway as of March 31, 2007 and was recognized in the Statement of Operations in the period that the proceeds were received. The entire balance of the net proceeds due from this sale were received in April 2007 and distributed to the Series 4 assignees in the amount of $5.55 per beneficial assignee certificate in May 2007. The deferred gain of $38,350 was recognized in the fiscal year 2008 first quarter Statement of Operations.

   In March 2007, Gateway sold its Project Partnership investment in Owingsville Senior Apartments. In accordance with FASB No. 66, although the sale of this

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Project Partnership was consummated on or prior to March 31, 2007, the estimated net proceeds and gain on the sale of this investment of $45,850 was deferred on the Balance Sheet of Gateway as of March 31, 2007 and was recognized in the Statement of Operations in the period that the proceeds were received. The entire balance of the net proceeds due from this sale were received in April 2007 and distributed to the Series 4 Assignees in the amount of $6.63 per beneficial assignee certificate in May 2007. The deferred gain of $45,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.

   In January 2007, Gateway sold its Project Partnership investment in Alsace Village Apartments. Gateway received $23,370 in net proceeds ($3.38 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007. The net proceeds from this sale transaction were distributed to the Series 4 Assignees in May 2007.

   In January 2007, Gateway sold its Project Partnership investment in Greenbriar Apartments. Gateway received $39,370 in net proceeds ($5.69 per beneficial assignee certificate) for the sale of this Project Partnership. The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007 and Gateway recorded a gain in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007. The net proceeds from this sale transaction were distributed to the Series 4 Assignees in May 2007.

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 2

Inverness Club                            Heritage Village Apartments

   These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should each of the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $360,000, or $58.67 per beneficial assignee certificate which would be available for distribution to the Series 2 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 24-month period.

Series 4

Chestnut Apartments                       Ashland Estates

   These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should each of the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $22,000, or $3.18 per beneficial assignee certificate which would be available for distribution to the Series 4 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 24-month period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 5

Country Place Apartments II               Country Place Apartments II
   (Georgetown LP)                           (Portland II Ltd.)
Fox Ridge Apartments                      Redmont II Apartments

   These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should each of the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $118,000, or $13.70 per beneficial assignee certificate which would be available for distribution to the Series 5 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 24-month period.

Series 6

Autumn Place Apts.                        Spring Wood Apartments

   These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty. However, utilizing the sales amounts as approved by Gateway, should each of the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $102,000, or $10.09 per beneficial assignee certificate which would be available for distribution to the Series 6 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 24-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Project Partnership interest:

Series 2

Lakeshore Apartments                      Lewiston Country Estates

   Should each of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $220,000, or $35.85 per beneficial assignee certificate potentially available for distribution to the Series 2 Assignees over the next 24 months. These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

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

Series 4

River Bend Apartments                     Norton Green Apartments

   Should each of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $180,000, or $26.03 per beneficial assignee certificate potentially available for distribution to the Series 4 Assignees over the next 24 months. These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 5

Villa Del Rio

   Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction are estimated to be $72,000, or $8.36 per beneficial assignee certificate potentially available for distribution to the Series 5 Assignees over the next 24 months. This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

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

Project Partnerships currently or previously listed for sale on a commercial real estate for sale website or listed for sale by the general partner of the Project Partnership:

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

Item 4.  Controls and Procedures:

   Within 90 days prior to the filing of this report, under the supervision and with the participation of Gateway's management, including the General Managing Partnership's chief executive and chief financial officers, an evaluation of the effectiveness of Gateway's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed. Based on this evaluation, such officers have concluded that Gateway's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway's other reports that it files or submits under the Securities Exchange Act of 1934. There were no significant changes in Gateway's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.  Controls and Procedures:

   Not applicable to Gateway.

PART II - Other Information

Item 1.  Legal Proceedings:

   None.

Item 1A.  Risk Factors:

   No material changes for those previously reported on Gateway's March 31,
   2007 Form 10-K.

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

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.
                    (Managing General Partner)

Date: August 20, 2007             By:/s/ Ronald M. Diner
                                  Ronald M. Diner
                                  President, Director

Date: August 20, 2007             By:/s/ Jonathan Oorlog
                                  Jonathan Oorlog
                                  Vice President and Chief Financial Officer

Date: August 20, 2007             By:/s/ Sandra C. Humphreys
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

Date: August 20, 2007            By:/s/ Ronald M. Diner
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

Date: August 20, 2007            By:/s/ Jonathan Oorlog
                                 Jonathan Oorlog
                                 Vice President and Chief Financial Officer
                                 Raymond James Tax Credit Funds, Inc.
                                 (Managing General Partner)

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Gateway Tax Credit Fund II, Ltd.; (the "Partnership") on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

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
     August 20, 2007

     /s/ Jonathan Oorlog
     Jonathan Oorlog
     Vice President and Chief Financial Officer
     Raymond James Tax Credit Funds, Inc.
     (Managing General Partner)
     August 20, 2007