Form 10-K/A
period 2007-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2007-11-07
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDED FORM 10-K/A
(Amendment No. 1)

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
File No. 33-31821

EXPLANATORY NOTE

   This Amended Annual Report on Form 10-K/A corrects certain disclosures in Item 1. Financial Statements - Statements of Cash Flows specifically for "Total Series 2-6" that Gateway had reported on its original filing for the year ended March 31, 2007. Gateway corrected the following items in the statement of cash flows for "Series 2-6" for the year-ended March 31, 2007:

                                                                As Amended     As Originally Filed
Cash Flows From Operating Activities:
     (Increase) Decrease in Receivable - Other                         912              (127,588)
     Net Cash Used in Operating Activities                        (480,331)             (608,831)
Cash Flows From Investing Activities:
     Proceeds from Sale of Project Partnerships 9;                    479,512               608,012
     Net Cash Provided by Investing Activities                     182,139               310,639
Supplemental non-cash activities:
     Increase in Receivable - Other                               (128,500)                   -
     Proceeds from Sale of Project Partnerships                    128,500                    -

   Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update, or change the financial statements or any other items or disclosures in the original Form 10-K. Except for the change stated above, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission made subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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

Item 1B.  Unresolved Staff Comments

   None.

Item 2.  Properties:

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships. The largest single net investment as of March 31, 2007 in a Project Partnership for each respective Series is: Series 2, 3 and 4 is 0% of both the series and Gateway's total assets as there are no Investment in Project Partnership balances in any of those series, Series 5 is 19.5% of the Series' total assets and 3.3% of Gateway's total assets, and Series 6 is 18.2% of the Series' total assets and 5.2% of Gateway's total assets. The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2006:
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

  (b)  Approximate Number of Equity Security Holders:

  Title of Class                                    Number of Holders
                                                  as of March 31, 2007
  Beneficial Assignee Certificates                        2,533
  General Partner Interest                                    2

  Item 6.  Selected Financial Data

  FOR THE YEARS ENDED MARCH 31,:
SERIES 2	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 15,209	$ 7,263	$ 13,938	$ 12,820	$ 12,665
Net Loss	(119,127)	(156,399)	(97,520)	(92,200)	(85,230)
Equity in (Losses) of Project Partnerships	0	(32,092)	(10,911)	(8,484)	(17,624)
Total Assets	257,364	316,805	394,306	445,532	523,794
Investments In Project Partnerships	0	0	34,391	47,597	58,381
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	..02 6.65 (125.58)	..14 4.74 (129.62)	..14 4.18 (142.06)	..14 5.18 (157.55)	2.79 7.31 (146.95)
Net Loss	(19.22)	(25.23)	(15.73)	(14.88)	(13.75)

  FOR THE YEARS ENDED MARCH 31,:
SERIES 3	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 20,439	$ 22,861	$ 18,781	$ 22,801	$ 21,167
Net Income (Loss)	305,962	(108,278)	(77,647)	(77,243)	(82,729)
Equity in Income (Losses) of Project Partnerships	490	0	0	(5,137)	(25,505)
Total Assets	598,431	294,987	329,653	344,724	405,777
Investments In Project Partnerships	0	0	0	0	6,633
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 11.09 (118.50)	0 6.85 (137.15)	0 5.78 (147.47)	..17 6.54 (159.39)	1.38 7.92 (137.28)
Net Income (Loss)	46.84	(19.65)	(14.09)	(14.02)	(15.01)

  Item 6.  Selected Financial Data

  FOR THE YEARS ENDED MARCH 31,:
SERIES 4	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 20,091	$ 18,473	$ 16,181	$ 27,960	$ 14,116
Net Loss	(79,276)	(138,304)	(102,967)	(98,159)	(160,313)
Equity in Income (Losses) of Project Partnerships	0	0	0	(8,763)	(77,657)
Total Assets	469,913	396,889	445,208	472,775	536,633
Investments In Project Partnerships	0	0	0	0	12,279
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 9.68 (149.08)	1.22 5.99 (150.52)	..21 5.11 (140.52)	1.22 4.16 (134.34)	2.98 8.48 (147.73)
Net Loss	(20.70)	(19.80)	(14.74)	(14.05)	(22.95)

  FOR THE YEARS ENDED MARCH 31,:
SERIES 5	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 26,812	$ 22,819	$ 27,663	$ 16,981	$ 20,909
Net Income (Loss)	(194,685)	(208,790)	15,153	(265,039)	(261,993)
Equity in Losses of Project Partnerships	(5,528)	(22,512)	(21,348)	(133,705)	(159,492)
Total Assets	402,832	508,067	773,331	827,194	1,073,840
Investments In Project Partnerships	125,403	151,630	202,405	229,630	376,275
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 5.89 (118.24)	0 5.79 (112.76)	2.33 5.39 (151.09)	8.66 4.81 (148.50)	54.70 6.71 (136.53)
Net Income (Loss)	(22.37)	(23.99)	(6.71)	(30.45)	(30.10)

  FOR THE YEARS ENDED MARCH 31,:
SERIES 6	2007 ----	2006 ----	2005 ----	2004 ----	2003 ---
Total Revenues	$ 29,678	$ 26,354	$ 32,039	$ 21,129	$ 16,919
Net Loss	(332,668)	(342,258)	(198,709)	(294,767)	(334,594)
Equity in Losses of Project Partnerships	(7,156)	(25,699)	(65,236)	(148,498)	(209,950)
Total Assets	683,149	914,235	1,374,037	1,467,978	1,731,924
Investments In Project Partnerships	208,779	372,285	781,147	858,488	1,024,672
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 9.85 (99.04)	0 7.33 (96.72)	3.81 5.34 (99.58)	15.16 5.41 (109.10)	129.74 7.48 (115.70)
Net Loss	(32.59)	(42.09)	(19.47)	(28.88)	(32.78)

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

     In total, Gateway reported a loss of $419,794 from operations for the year ended March 31, 2007. Cash and Cash Equivalents decreased by $401,872 but Investments in Securities increased by $444,723. Of the Cash and Cash Equivalents on hand as of March 31, 2007, $376,063 is payable to certain series' Assignees arising from the sale of Project Partnerships during fiscal year 2007, which are for distribution to those certain Assignees in fiscal 2008. After consideration of these sales proceeds, cash and cash equivalents and Investments in Securities decreased $333,212 as compared to the prior year-end balances.

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

  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
  (Continued)

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

  Item 8.  Financial Statements and Supplementary Data

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Partners of Gateway Tax Credit Fund II Ltd.

     We have audited the accompanying balance sheets of Gateway Tax Credit Fund II, Ltd. (a Florida Limited Partnership) as of March 31, 2007 and 2006 and the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the two year period ended March 31, 2007. These financial statements are the responsibility of Gateway's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Gateway Tax Credit Fund II, Ltd. for the period ended March 31, 2005, were audited by other auditors whose report dated September 8, 2005, expressed an unqualified opinion on those statements.

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

  Atlanta, Georgia
  July 16, 2007

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Partners of Gateway Tax Credit Fund II Ltd

     We have audited the accompanying statements of operations, partners' equity (deficit), and cash flows of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) for the year ended March 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Project Partnerships in Series 6 for which net losses of $5,938 are included in the accompanying financial statements for the year ended March 31, 2005. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, partners' equity (deficit), and cash flows are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, partners' equity (deficit), and cash flows, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, partners' equity (deficit), and cash flows. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the reports of other auditors, the statements of operations, partners' equity (deficit), and cash flows present fairly, in all material respects, the results of operations and cash flows of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
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

  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
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

  STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
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

  Cash and Cash Equivalents at End of Year

  Supplemental non-cash activities:
  Increase in Distribution Payable
  Distribution to Limited Partners
  Increase in Receivable - Other
  Proceeds from Sale of Project Partnerships

  $(419,794)

  60,365

  103,003

  (4,630)

  (3,253)
  12,194
  (475,364)
  (112,229)

  (13,557)
  912
  399,032
  (27,010)
  -----------

  (480,331)
  -----------

  125,910
  479,512
  375,999
  (799,282)
  -----------

  182,139
  -----------

  (99,572)

  (4,108)
  -----------

  (103,680)
  -----------
  (401,872)

  1,534,787
  -----------
  $1,132,915
  ===========

  $ 376,017
  (376,017)
  (128,500)
  128,500
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

  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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
                          9;          Purposes         Purposes             Differences
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
                         9;            Purposes          Purposes             Differences
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
                             9;      Purposes         Purposes   9;           Differences
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
                                 9;       Purposes         Purposes   9;         Differences
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

    The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

                                  Financial  9;        Tax
                                 9;  Reporting         Reporting
                                 9;  Purposes          Purposes            Differences
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

     Raymond James Tax Credit Funds, Inc. is a wholly owned subsidiary of Raymond James Financial, Inc. ("RJF"). RJF has adopted a Business Ethics and Corporate Policy that is applicable to the officers and employees of Raymond James Tax Credit Funds, Inc., the Managing General Partner of Gateway. That policy is posted on RJF's Internet website at raymondjames.com under "About Our Company" --- Investor Relations --- Corporate Governance --- Employee Code of Ethics.

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

  Item 13.  Certain Relationships and Related Transactions and Director Independence

     Gateway has no officers or directors. However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway. Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described on pages 15 to 18 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 4 of Notes to Financial Statements in Item 8 of this Amended Annual Report on Form 10-K/A for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2007, 2006, and 2005.

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
    Cost of real estate sold (Mt. Crest)
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

                    GATEWAY TAX CREDIT FUND II, LTD.
                   (A Florida Limited Partnership)
                            By: Raymond James Tax Credit Funds, Inc.

  Date: November 7, 2007            By:/s/ Ronald M. Diner
                                    Ronald M. Diner
                                    President

  Date: November 7, 2007            By:/s/ J. Davenport Mosby III
                                    J. Davenport Mosby III
                                    Director

  Date: November 7, 2007            By:/s/ Jonathan Oorlog
                                    Jonathan Oorlog
                                    Vice President and Chief Financial Officer

  Date: November 7, 2007            By:/s/ Sandra C. Humphreys
                                    Sandra C. Humphreys
                                    Secretary and Treasurer

  EXHIBIT 31.1

  CERTIFICATIONS*

  I, Ron Diner, certify that:

  1. I have reviewed this amended annual report on Form 10-K/A of Gateway Tax Credit Fund II, Ltd.;

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

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: November 7, 2007           By:/s/ Ronald M. Diner
                                   Ronald M. Diner
                                   President
                                   Raymond James Tax Credit Funds, Inc.
                                   (the Managing General Partner)

  EXHIBIT 31.2

  CERTIFICATIONS*

  I, Jonathan Oorlog, certify that:

  1. I have reviewed this amended annual report on Form 10-K/A of Gateway Tax Credit Fund II, Ltd.;

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

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: November 7, 2007           By:/s/ Jonathan Oorlog
                                   Jonathan Oorlog
                                   Vice President and Chief Financial Officer
                                   Raymond James Tax Credit Funds, Inc.
                                   (the Managing General Partner)

  EXHIBIT 32

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

          We, each hereby certify to the best of our knowledge that the Amended Annual Report of Form 10-K/A of Gateway Tax Credit Fund II Ltd. for the year ended March 31, 2007 containing the financial statements fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  /s/ Ronald M. Diner
  President
  Raymond James Tax Credit Funds, Inc.
  (the Managing General Partner)
  November 7, 2007

  /s/ Jonathan Oorlog
  Vice President and Chief Financial Officer
  Raymond James Tax Credit Funds, Inc.
  (the Managing General Partner)
  November 7, 2007