Form 10-Q
period 2007-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 2007-11-14
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _________________ to _______________

Commission File Number:       0-19022

Gateway Tax Credit Fund II Ltd.
(Exact name of Registrant as specified in its charter)

Florida	65-0142704
(State or other jurisdiction	(IRS Employer No.)
of incorporation or organization)

880 Carillon Parkway	St. Petersburg, Florida 33716
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(727) 567-1000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

PART I – Financial Information

Item 1. Financial Statements:

Balance of this page intentionally left blank.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

	SERIES 2		SERIES 3		SERIES 4
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2007	2007	2007	2007	2007	2007
ASSETS	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Current Assets:
Cash and Cash Equivalents	$285,427	$129,724	$93,332	$426,791	$112,025	$206,516
Investments in Securities	126,743	127,640	126,743	127,640	177,440	178,897
Receivable from General Partners	191,053	-	-	-	-	-
Receivable - Other	-	-	-	44,000	-	84,500
Total Assets	$603,223	$257,364	$220,075	$598,431	$289,465	$469,913

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$56,979	$48,705	$51,584	$55,354	$59,433	$60,680
Distribution Payable	373,882	-	182	313,273	(4)	62,744
Deferred Gain on Sale of Project Partnerships	-	-	-	43,850	-	84,200
Total Current Liabilities	430,861	48,705	51,766	412,477	59,429	207,624

Long-Term Liabilities:
Payable to General Partners	698,572	666,568	573,634	551,211	755,178	722,109

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 6,136, 5,456, and 6,915
for Series 2, 3, and 4, respectively, have
been issued at September 30, 2007 and
March 31, 2007	(660,591)	(399,531)	(405,761)	(365,257)	(525,977)	(459,820)
General Partners	134,381	(58,378)	436	-	835	-
Total Partners' Deficit	(526,210)	(457,909)	(405,325)	(365,257)	(525,142)	(459,820)

Total Liabilities and Partners' Deficit	$603,223	$257,364	$220,075	$598,431	$289,465	$469,913

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2007	2007	2007	2007	2007	2007
ASSETS	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Current Assets:
Cash and Cash Equivalents	$110,400	$175,920	$187,771	$193,964	$788,955	$1,132,915
Investments in Securities	126,743	101,509	304,183	280,406	861,852	816,092
Receivable from General Partners	-	-	-	-	191,053	-
Receivable - Other	128,499	-	-	-	128,499	128,500
Total Current Assets	365,642	277,429	491,954	474,370	1,970,359	2,077,507

Investments in Project Partnerships, net	123,830	125,403	76,615	208,779	200,445	334,182
Total Assets	$489,472	$402,832	$568,569	$683,149	$2,170,804	$2,411,689

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$79,385	$78,583	$75,134	$74,311	$322,515	$317,633
Distribution Payable	-	-	60,595	46	434,655	376,063
Deferred Gain on Sale of Project Partnerships	127,124	-	-	-	127,124	128,050
Total Current Liabilities	206,509	78,583	135,729	74,357	884,294	821,746

Long-Term Liabilities:
Payable to General Partners	649,862	603,864	990,086	939,298	3,667,332	3,483,050

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 8,616 and 10,105 for
Series 5 and 6, respectively, have been
issued at September 30, 2007 and
March 31, 2007	(361,991)	(275,580)	(552,257)	(327,179)	(2,506,577)	(1,827,367)
General Partners	(4,908)	(4,035)	(4,989)	(3,327)	125,755	(65,740)
Total Partners' Deficit	(366,899)	(279,615)	(557,246)	(330,506)	(2,380,822)	(1,893,107)

Total Liabilities and Partners' Deficit	$489,472	$402,832	$568,569	$683,149	$2,170,804	$2,411,689

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$-	$1,237	$-	$874	$2,800	$7,370
Total Revenues	-	1,237	-	874	2,800	7,370

Expenses:
Asset Management Fee - General Partner	15,222	16,845	11,211	15,614	16,535	19,232
General and Administrative:
General Partner	17,016	22,350	13,148	18,520	19,335	23,350
Other	11,444	10,085	7,665	9,195	10,206	10,609
Total Expenses	43,682	49,280	32,024	43,329	46,076	53,191

Loss Before Gain on Sale of Project
Partnerships and Other Income	(43,682)	(48,043)	(32,024)	(42,455)	(43,276)	(45,821)
Gain on Sale of Project Partnerships	182,807	-	185	-	0	-
Interest Income	4,257	4,323	2,709	3,170	3,554	4,285

Net Income (Loss)	$143,382	$(43,720)	$(29,130)	$(39,285)	$(39,722)	$(41,536)

Allocation of Net Income (Loss):
Assignees	$197,430	$(43,283)	$(29,129)	$(38,892)	$(39,718)	$(41,121)
General Partners	(54,048)	(437)	(1)	(393)	(4)	(415)

	$143,382	$(43,720)	$(29,130)	$(39,285)	$(39,722)	$(41,536)
Net Income (Loss) Per Beneficial
Assignee Certificate	$32.18	$(7.05)	$(5.34)	$(7.13)	$(5.74)	$(5.95)
Number of Beneficial Assignee
Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$3,216	$6,528	$7,865	$7,628	$13,881	$23,637
Total Revenues	3,216	6,528	7,865	7,628	13,881	23,637

Expenses:
Asset Management Fee - General Partner	22,999	23,096	25,394	25,278	91,361	100,065
General and Administrative:
General Partner	25,108	28,181	27,319	29,792	101,926	122,193
Other	11,467	11,464	11,744	13,826	52,526	55,179
Amortization	-	3,859	4,386	9,513	4,386	13,372
Total Expenses	59,574	66,600	68,843	78,409	250,199	290,809

Loss Before Equity in (Losses) Income of Project
Partnerships and Other Income	(56,358)	(60,072)	(60,978)	(70,781)	(236,318)	(267,172)
Equity in (Losses) Income of Project
Partnerships	(510)	828	(5,689)	13,820	(6,199)	14,648
Gain (Loss) on Sale of Project Partnerships	-	-	(63,800)	-	119,192	-
Interest Income	3,016	3,727	5,511	7,026	19,047	22,531

Net Loss	$(53,852)	$(55,517)	$(124,956)	$(49,935)	$(104,278)	$(229,993)

Allocation of Net Loss:
Assignees	$(53,313)	$(54,962)	$(123,706)	$(49,436)	$(48,436)	$(227,694)
General Partners	(539)	(555)	(1,250)	(499)	(55,842)	(2,299)

	$(53,852)	$(55,517)	$(124,956)	$(49,935)	$(104,278)	$(229,993)
Net Loss Per Beneficial
Assignee Certificate	$(6.19)	$(6.38)	$(12.24)	$(4.89)
Number of Beneficial Assignee
Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$3,793	$3,793	$11,633	$11,814	$11,308	$13,347
Total Revenues	3,793	3,793	11,633	11,814	11,308	13,347

Expenses:
Asset Management Fee - General Partner	32,003	33,690	22,423	31,229	33,069	38,464
General and Administrative:
General Partner	33,351	31,217	27,073	32,637	38,940	41,150
Other	14,331	11,431	10,336	11,323	13,049	13,347
Total Expenses	79,685	76,338	59,832	75,189	85,058	92,961

Loss Before Gain on Sale of Project
Partnerships and Other Income	(75,892)	(72,545)	(48,199)	(63,375)	(73,750)	(79,614)
Gain on Sale of Project Partnerships	238,850	-	44,035	-	84,200	-
Interest Income	7,592	7,548	8,100	6,230	8,424	8,350

Net Income (Loss)	$170,550	$(64,997)	$3,936	$(57,145)	$18,874	$(71,264)

Allocation of Net Income (Loss):
Assignees	$168,844	$(64,347)	$3,500	$(56,574)	$18,039	$(70,551)
General Partners	1,706	(650)	436	(571)	835	(713)

	$170,550	$(64,997)	$3,936	$(57,145)	$18,874	$(71,264)
Net Income (Loss) Per Beneficial
Assignee Certificate	$27.52	$(10.49)	$0.64	$(10.37)	$2.61	$(10.20)
Number of Beneficial Assignee
Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$19,626	$19,028	$17,264	$21,001	$63,624	$68,983
Total Revenues	19,626	19,028	17,264	21,001	63,624	68,983

Expenses:
Asset Management Fee - General Partner	45,998	46,192	50,788	50,565	184,281	200,140
General and Administrative:
General Partner	51,095	49,664	54,791	52,502	205,250	207,170
Other	14,612	13,080	17,557	15,925	69,885	65,106
Amortization	-	7,718	8,772	19,026	8,772	26,744
Total Expenses	111,705	116,654	131,908	138,018	468,188	499,160

Loss Before Equity in (Losses) Income of
Project Partnerships and Other Income	(92,079)	(97,626)	(114,644)	(117,017)	(404,564)	(430,177)
Equity in (Losses) Income of Project
Partnerships	(1,572)	(2,537)	956	12,741	(616)	10,204
Gain (Loss) on Sale of Project Partnerships	-	-	(63,800)	-	303,285	-
Interest Income	6,367	7,397	11,297	13,370	41,780	42,895

Net Loss	$(87,284)	$(92,766)	$(166,191)	$(90,906)	$(60,115)	$(377,078)

Allocation of Net Loss:
Assignees	$(86,411)	$(91,838)	$(164,529)	$(89,997)	$(60,557)	$(373,307)
General Partners	(873)	(928)	(1,662)	(909)	442	(3,771)

	$(87,284)	$(92,766)	$(166,191)	$(90,906)	$(60,115)	$(377,078)
Net Loss Per Beneficial
Assignee Certificate	$(10.03)	$(10.66)	$(16.28)	$(8.91)
Number of Beneficial Assignee
Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2006	$(281,595)	$(57,187)	$(338,782)	$(207,975)	$(50,399)	$(258,374)

Net Loss	(64,347)	(650)	(64,997)	(56,574)	(571)	(57,145)

Balance at September 30, 2006	$(345,942)	$(57,837)	$(403,779)	$(264,549)	$(50,970)	$(315,519)

Balance at March 31, 2007	$(399,531)	$(58,378)	$(457,909)	$(365,257)	$-	$(365,257)

Capital Contributions	-	191,053	191,053	-	-	-

Net Income	168,844	1,706	170,550	3,500	436	3,936

Distributions	(429,904)	-	(429,904)	(44,004)	-	(44,004)

Balance at September 30, 2007	$(660,591)	$134,381	$(526,210)	$(405,761)	$436	$(405,325)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2006	$(253,967)	$(63,833)	$(317,800)	$(82,842)	$(2,088)	$(84,930)

Net Loss	(70,551)	(713)	(71,264)	(91,838)	(928)	(92,766)

Balance at September 30, 2006	$(324,518)	$(64,546)	$(389,064)	$(174,680)	$(3,016)	$(177,696)

Balance at March 31, 2007	$(459,820)	$-	$(459,820)	$(275,580)	$(4,035)	$(279,615)

Net Income (Loss)	18,039	835	18,874	(86,411)	(873)	(87,284)

Distributions	(84,196)	-	(84,196)	-	-	-

Balance at September 30, 2007	$(525,977)	$835	$(525,142)	$(361,991)	$(4,908)	$(366,899)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2006	$2,162	$-	$2,162	$(824,217)	$(173,507)	$(997,724)

Net Loss	(89,997)	(909)	(90,906)	(373,307)	(3,771)	(377,078)

Balance at September 30, 2006	$(87,835)	$(909)	$(88,744)	$(1,197,524)	$(177,278)	$(1,374,802)

Balance at March 31, 2007	$(327,179)	$(3,327)	$(330,506)	$(1,827,367)	$(65,740)	$(1,893,107)

Capital Contributions	-	-	-	-	191,053	191,053

Net Income (Loss)	(164,529)	(1,662)	(166,191)	(60,557)	442	(60,115)

Distributions	(60,549)	-	(60,549)	(618,653)	-	(618,653)

Balance at September 30, 2007	$(552,257)	$(4,989)	$(557,246)	$(2,506,577)	$125,755	$(2,380,822)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 2		SERIES 3
	2007	2006	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$170,550	$(64,997)	$3,936	$(57,145)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Accreted Interest Income on Investments in Securities	-	(1,406)	-	(1,406)
Accreted Discount on Investments in Securities	(481)	-	(481)	-
Gain on Sale of Project Partnerships	(238,850)	-	(44,035)	-
Distribution Income	(3,793)	(3,793)	(11,633)	(11,814)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(456)	-	(456)	-
Increase in Payable to General Partners	40,278	34,540	18,653	30,281
Decrease in Other Payable	-	(8,030)	-	(7,300)
Net Cash Used in Operating Activities	(32,752)	(43,686)	(34,016)	(47,384)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	-	44,000	-
Distributions Received from Project Partnerships	3,793	3,793	11,633	11,814
Proceeds from Sale of Project Partnerships	243,069	-	-	-
Redemption of Investment Securities	127,000	66,276	127,000	58,952
Purchase of Investment Securities	(125,166)	(125,177)	(125,166)	(125,177)
Net Cash Provided by (Used in) Investing Activities	248,696	(55,108)	57,467	(54,411)

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(56,022)	-	(357,095)	-
Expenses Related to Sale of Project Partnerships	(4,219)	-	185	-
Net Cash Used in Financing Activities	(60,241)	-	(356,910)	-

Increase (Decrease) in Cash and Cash Equivalents	155,703	(98,794)	(333,459)	(101,795)
Cash and Cash Equivalents at Beginning of Year	129,724	250,529	426,791	236,035

Cash and Cash Equivalents at End of Period	$285,427	$151,735	$93,332	$134,240

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$374,079	$-	$-	$-
Distribution to Assignees	(374,079)	-	-	-
Increase in Receivable from General Partners	(191,053)	-	-	-
Capital Contributions	191,053	-	-	-
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 4		SERIES 5
	2007	2006	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$18,874	$(71,264)	$(87,284)	$(92,766)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Amortization	-	-	-	7,718
Accreted Interest Income on Investments in Securities	-	(1,970)	-	(1,118)
Accreted Discount on Investments in Securities	(674)	-	(375)	-
Equity in Losses of Project Partnerships	-	-	1,572	2,537
Gain on Sale of Project Partnerships	(84,200)	-	-	-
Distribution Income	(11,308)	(13,347)	(19,626)	(19,028)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(637)	-	(692)	-
Decrease in Receivable - Other	-	-	-	912
Increase in Payable to General Partners	31,822	37,338	46,800	44,631
Decrease in Other Payable	-	(8,030)	-	(3,650)
Net Cash Used in Operating Activities	(46,123)	(57,273)	(59,605)	(60,764)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	84,500	-	-	-
Distributions Received from Project Partnerships	11,308	13,347	19,626	20,770
Redemption of Investment Securities	178,000	74,685	101,000	93,086
Purchase of Investment Securities	(175,232)	(175,444)	(125,166)	(99,551)
Net Cash Provided by (Used in) Investing Activities	98,576	(87,412)	(4,540)	14,305

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(146,944)	-	-	-
Expenses Related to Sale of Project Partnerships	-	-	(1,375)	-
Net Cash Used in Financing Activities	(146,944)	-	(1,375)	-

Decrease in Cash and Cash Equivalents	(94,491)	(144,685)	(65,520)	(46,459)
Cash and Cash Equivalents at Beginning of Year	206,516	322,204	175,920	262,439
Cash and Cash Equivalents at End of Period	$112,025	$177,519	$110,400	$215,980

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$-	$-	$-	$-
Distribution to Assignees	-	-	-	-
Increase in Receivable - Other	-	-	(128,499)	-
Increase in Deferred Gain on Sale of Project Partnerships	-	-	127,124	-
Increase in Payable to General Partners	-	-	1,375	-
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	SERIES 6		TOTAL SERIES 2 - 6
	2007	2006	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(166,191)	$(90,906)	$(60,115)	$(377,078)
Adjustments to Reconcile Net Loss
to Net Cash Used in Operating Activities:
Amortization	8,772	19,026	8,772	26,744
Accreted Interest Income on Investments in Securities	-	(6,045)	-	(11,945)
Accreted Discount on Investments in Securities	(1,050)	-	(3,061)	-
Equity in (Income) Losses of Project Partnerships	(956)	(12,741)	616	(10,204)
Loss (Gain) on Sale of Project Partnerships	63,800	-	(303,285)	-
Distribution Income	(17,264)	(21,001)	(63,624)	(68,983)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(1,330)	-	(3,571)	-
Decrease in Receivable - Other	-	-	-	912
Increase in Payable to General Partners	51,611	49,372	189,164	196,162
Decrease in Other Payable	-	-	-	(27,010)
Net Cash Used in Operating Activities	(62,608)	(62,295)	(235,104)	(271,402)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	-	128,500	-
Distributions Received from Project Partnerships	17,264	23,976	63,624	73,700
Proceeds from Sale of Project Partnerships	64,000	-	307,069	-
Redemption of Investment Securities	279,000	-	812,000	292,999
Purchase of Investment Securities	(300,398)	(274,991)	(851,128)	(800,340)
Net Cash Provided by (Used in) Investing Activities	59,866	(251,015)	460,065	(433,641)

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	-	(560,061)	-
Expenses Related to Sale of Project Partnerships	(3,451)	-	(8,860)	-
Net Cash Used in Financing Activities	(3,451)	-	(568,921)	-

Decrease in Cash and Cash Equivalents	(6,193)	(313,310)	(343,960)	(705,043)
Cash and Cash Equivalents at Beginning of Year	193,964	463,580	1,132,915	1,534,787
Cash and Cash Equivalents at End of Period	$187,771	$150,270	$788,955	$829,744

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$60,837	$-	$434,916	$-
Distribution to Assignees	(60,837)	-	(434,916)	-
Increase in Receivable - Other	-	-	(128,499)	-
Increase in Deferred Gain on Sale of Project Partnerships	-	-	127,124	-
Increase in Payable to General Partners	-	-	1,375	-
Increase in Receivable from General Partners	-	-	(191,053)	-
Capital Contributions	-	-	191,053	-
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the limited partnership agreement (the "Agreement").  As of September 30, 2007, Gateway had received capital contributions of $192,053 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees").  As of March 31, 2007, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from the Assignees.  The fiscal year of Gateway for reporting purposes ends on March 31.

Pursuant to the Securities Act of 1933, Gateway filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective September 12, 1989, which covered the offering (the "Public Offering") of Gateway’s Beneficial Assignee Certificates ("BACs") representing assignments of units for the beneficial interest of the limited partnership interest of the Assignor Limited Partner.  The Assignor Limited Partner was formed for the purpose of serving in that capacity for Gateway and will not engage in any other business.

Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly-owned subsidiaries of Raymond James Financial, Inc., are the General Partner and the Managing General Partner, respectively.

Gateway offered BACs in five series ("Series").  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of September 30, 2007.  Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

Operating profits and losses, cash distributions from operations and Tax Credits from each Series are allocated 99% to the Assignees and 1% to the General Partners.  Profit or loss and cash distributions from sales of properties are allocated as  specified in the Agreement.

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

1)	Gateway’s capital contribution,
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

Pursuant to the limited partnership agreements for the Project Partnerships, cash losses generated by the Project Partnerships are allocated to the general partners of those partnerships.  In subsequent years, cash profits, if any, are first allocated to the general partners to the extent of the allocation of prior years’ cash losses.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss has been recognized in the accompanying financial statements for the six-month period ended September 30, 2007.  For the fiscal year ended March 31, 2007, impairment expense was recognized in the Statement of Operations in Series 6 in the total amount of $103,003.  Refer to Note 5 – Investment in Project Partnerships for further details regarding the components of the Investment in Project Partnership balance.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during the six months ended September 30, 2007.

Cash and Cash Equivalents

Gateway’s policy is to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents.  Short-term investments are comprised of money market mutual funds.

Concentration of Credit Risk

Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly-owned subsidiary of Raymond James Financial, Inc.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures.  These estimates are based on management’s knowledge and experience.  Accordingly, actual results could differ from these estimates.

Investment in Securities

Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") (refer to Note 3 below).  Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway’s intent in holding the securities.  Gateway’s intent is to hold all of its debt securities (U.S. Treasury Notes) until maturity and to use these assets to fund Gateway’s ongoing operations.  The U.S. Treasury Notes are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which was subsequently revised in December, 2003.  Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway held an interest.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  The primary beneficiary, as is applicable to Gateway’s circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

Gateway holds variable interests in 127 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Two of Gateway’s Project Partnership investments were determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIE’s is limited to Gateway’s recorded investments in and receivables from those VIEs, which is approximately $200,445 at September 30, 2007.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway’s report on Form 10-K for the year ended March 31, 2007.  In the opinion of management these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

The September 30, 2007 Balance Sheet includes Investments in Securities consisting of U.S. Treasury Notes which represents their cost, plus accreted interest income and unamortized premiums of $1,743 for Series 2, $1,743 for Series 3, $2,440 for Series 4, $1,743 for Series 5 and $4,183 for Series 6.  The Investments in Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of the investments.
	Estimated Market Value	Cost Plus Accreted Interest and Unamortized Premiums	Gross Unrealized Losses
Series 2	$ 125,889	$ 126,743	$ (854)
Series 3	125,889	126,743	(854)
Series 4	176,244	177,440	(1,196)
Series 5	125,889	126,743	(854)
Series 6	302,133	304,183	(2,050)

NOTE 3 - INVESTMENT IN SECURITIES (Continued):

As of September 30, 2007, the cost plus accreted interest / unamortized premiums of debt securities by contractual maturities is as follows:

	Series 2	Series 3	Series 4
Due within 1 year	$ 126,743	$ 126,743	$ 177,440
After 1 year through 5 years	0	0	0
Total Amount Carried on Balance Sheet	$ 126,743	$ 126,743	$ 177,440

	Series 2	Series 3	Series 4
Due within 1 year	$ 126,743	$ 126,743	$ 177,440
After 1 year through 5 years	0	0	0
Total Amount Carried on Balance Sheet	$ 126,743	$ 126,743	$ 177,440

NOTE 4 - RELATED PARTY TRANSACTIONS:

The Payable to General Partners primarily represents the asset management fees and general and administrative expenses owed to the General Partners at the end of the period.  It is unsecured, due on demand and, in accordance with the Agreement, non-interest bearing.  Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of the Payable to General Partners classified as long-term on the Balance Sheet.

For the six months ended September 30, 2007 and 2006 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2007	2006
Series 2	$ 32,003	$ 33,690
Series 3	22,423	31,229
Series 4	33,069	38,464
Series 5	45,998	46,192
Series 6	50,788	50,565
Total	$ 184,281	$ 200,140

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2007	2006
Series 2	$ 33,351	$ 31,217
Series 3	27,073	32,637
Series 4	38,940	41,150
Series 5	51,095	49,664
Series 6	54,791	52,502
Total	$ 205,250	$ 207,170

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 6, Summary of Disposition Activities herein.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of September 30, 2007, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 2 - 20, Series 3 - 17, and Series 4 - 25) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2007	2007	2007	2007	2007	2007
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$4,104,519	$4,524,678	$2,866,874	$2,866,874	$4,273,215	$4,273,215

Cumulative equity in losses of Project
Partnerships (1)	(4,284,991)	(4,742,761)	(3,060,820)	(3,060,820)	(4,545,684)	(4,545,684)

Cumulative distributions received from
Project Partnerships	(81,797)	(87,605)	(116,035)	(116,035)	(96,180)	(96,180)

Investment in Project Partnerships before
Adjustment	(262,269)	(305,688)	(309,981)	(309,981)	(368,649)	(368,649)

Excess of investment cost over the
underlying assets acquired:
Acquisition fees and expenses	337,998	390,838	365,375	365,375	466,220	466,220
Accumulated amortization of acquisition
fees and expenses	(75,729)	(85,150)	(55,394)	(55,394)	(97,571)	(97,571)

Investments in Project Partnerships	$-	$-	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $5,706,525 in Series 2, $5,521,872 in Series 3, and $6,133,988 in Series 4 for the period ended September 30, 2007; and cumulative suspended losses of $6,160,318 in Series 2, $5,412,602 in Series 3, and $5,924,461 in Series 4 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

As of September 30, 2007, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 31 and Series 6 - 36) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2007	2007	2007	2007	2007	2007
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$5,496,424	$6,010,273	$6,957,386	$7,250,034	$23,698,418	$24,925,074

Cumulative equity in losses of Project
Partnerships (1)	(5,609,014)	(6,132,734)	(6,888,006)	(6,853,010)	(24,388,515)	(25,335,009)

Cumulative distributions received from
Project Partnerships	(177,384)	(204,351)	(225,287)	(226,728)	(696,683)	(730,899)

Investment in Project Partnerships before
Adjustment	(289,974)	(326,812)	(155,907)	170,296	(1,386,780)	(1,140,834)

Excess of investment cost over the
underlying assets acquired:
Acquisition fees and expenses	573,701	632,419	739,147	768,912	2,482,441	2,623,764
Accumulated amortization of acquisition
fees and expenses	(159,897)	(180,204)	(263,192)	(284,185)	(651,783)	(702,504)

Reserve for Impairment of Investment in
Project Partnerships	-	-	(243,433)	(446,244)	(243,433)	(446,244)

Investments in Project Partnerships	$123,830	$125,403	$76,615	$208,779	$200,445	$334,182

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $7,149,082 in Series 5 and $5,009,796 in Series 6 for the period ended September 30, 2007; and cumulative suspended losses of $7,065,462 in Series 5 and $4,856,648 in Series 6 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 and Series 3 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 2		SERIES 3
	2007	2006	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$2,169,596	$2,211,387	$2,032,502	$2,835,217
Investment properties, net	12,594,910	14,557,627	7,479,407	11,557,399
Other assets	9,313	6,859	43,195	156,337
Total assets	$14,773,819	$16,775,873	$9,555,104	$14,548,953

Liabilities and Partners' Deficit:
Current liabilities	$495,816	$432,470	$182,182	$331,584
Long-term debt	20,456,115	22,653,237	15,224,112	21,307,645
Total liabilities	20,951,931	23,085,707	15,406,294	21,639,229

Partners' equity (deficit)
Limited Partner	(6,032,711)	(6,165,022)	(6,129,039)	(7,415,672)
General Partners	(145,401)	(144,812)	277,849	325,396
Total partners' deficit	(6,178,112)	(6,309,834)	(5,851,190)	(7,090,276)

Total liabilities and partners' deficit	$14,773,819	$16,775,873	$9,555,104	$14,548,953

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,478,986	$1,518,651	$1,176,829	$1,545,386
Expenses:
Operating expenses	985,537	987,854	767,966	976,061
Interest expense	229,352	260,325	153,959	221,844
Depreciation and amortization	401,382	437,738	365,278	479,179

Total expenses	1,616,271	1,685,917	1,287,203	1,677,084

Net loss	$(137,285)	$(167,266)	$(110,374)	$(131,698)

Other partners' share of net loss	$(1,373)	$(1,673)	$(1,104)	$(2,363)

Gateway's share of net loss	$(135,912)	$(165,593)	$(109,270)	$(129,335)
Suspended losses	135,912	165,593	109,270	129,335

Equity in Losses of Project Partnerships	$-	$-	$-	$-

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 4 and Series 5 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 4		SERIES 5
	2007	2006	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$2,175,938	$2,571,246	$3,348,204	$3,461,936
Investment properties, net	15,110,970	18,646,911	17,754,568	21,102,539
Other assets	33,608	37,301	9,247	9,294
Total assets	$17,320,516	$21,255,458	$21,112,019	$24,573,769

Liabilities and Partners' Deficit:
Current liabilities	$810,320	$875,931	$489,982	$618,857
Long-term debt	22,402,597	26,080,239	28,405,177	31,256,580
Total liabilities	23,212,917	26,956,170	28,895,159	31,875,437

Partners' equity (deficit)
Limited Partner	(6,593,171)	(6,364,568)	(7,478,380)	(6,938,259)
General Partners	700,770	663,856	(304,760)	(363,409)
Total partners' deficit	(5,892,401)	(5,700,712)	(7,783,140)	(7,301,668)

Total liabilities and partners' deficit	$17,320,516	$21,255,458	$21,112,019	$24,573,769

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,647,714	$1,796,635	$2,048,385	$2,190,256
Expenses:
Operating expenses	1,156,882	1,208,559	1,399,711	1,502,566
Interest expense	241,901	293,178	308,916	345,488
Depreciation and amortization	460,626	522,094	570,094	601,764

Total expenses	1,859,409	2,023,831	2,278,721	2,449,818

Net loss	$(211,695)	$(227,196)	$(230,336)	$(259,562)

Other partners' share of net loss	$(2,168)	$(2,740)	$(2,303)	$(2,595)

Gateway's share of net loss	$(209,527)	$(224,456)	$(228,033)	$(256,967)
Suspended losses	209,527	224,456	226,461	254,430

Equity in Losses of Project Partnerships	$-	$-	$(1,572)	$(2,537)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 6 and Total Series 2 - 6 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 6		TOTAL SERIES 2 - 6
	2007	2006	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$4,368,963	$4,478,713	$14,095,203	$15,558,499
Investment properties, net	23,843,052	24,696,733	76,782,907	90,561,209
Other assets	127,345	44,228	222,708	254,019
Total assets	$28,339,360	$29,219,674	$91,100,818	$106,373,727

Liabilities and Partners' Deficit:
Current liabilities	$626,184	$613,117	$2,604,484	$2,871,959
Long-term debt	33,584,388	33,537,501	120,072,389	134,835,202
Total liabilities	34,210,572	34,150,618	122,676,873	137,707,161

Partners' deficit
Limited Partner	(5,308,838)	(4,417,609)	(31,542,139)	(31,301,130)
General Partners	(562,374)	(513,335)	(33,916)	(32,304)
Total partners' deficit	(5,871,212)	(4,930,944)	(31,576,055)	(31,333,434)

Total liabilities and partners' deficit	$28,339,360	$29,219,674	$91,100,818	$106,373,727

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$2,454,106	$2,362,528	$8,806,020	$9,413,456
Expenses:
Operating expenses	1,607,556	1,542,217	5,917,652	6,217,257
Interest expense	356,393	371,229	1,290,521	1,492,064
Depreciation and amortization	644,901	646,609	2,442,281	2,687,384

Total expenses	2,608,850	2,560,055	9,650,454	10,396,705

Net loss	$(154,744)	$(197,527)	$(844,434)	$(983,249)

Other partners' share of net loss	$(2,552)	$(2,436)	$(9,500)	$(11,807)

Gateway's share of net loss	$(152,192)	$(195,091)	$(834,934)	$(971,442)
Suspended losses	153,148	207,832	834,318	981,646

Equity in Income (Losses) of Project Partnerships	$956	$12,741	$(616)	$10,204

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of September 30, 2007, Gateway has sold its interest in 19 Project Partnerships (2 in Series 2, 6 in Series 3, 4 in Series 4, 5 in Series 5 and 2 in Series 6).  The transactions summaries for the Project Partnerships sold during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2008 Disposition Activity:

Series 2

In April 2007, Gateway sold its Project Partnership investment in Rolling Oaks II Apartments.  Gateway received $56,043 in net proceeds ($9.13 per beneficial assignee certificate) for the sale of this Project Partnership.  Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations.  The net proceeds from this sale transaction were distributed to the Series 2 Assignees in August 2007.

In April 2007, Gateway sold its Project Partnership investment in Brookhaven Apartments.  Gateway received $183,026 in net proceeds ($29.83 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of September 30, 2007.  Gateway recognized a gain on sale in the amount of $182,807 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations.  The net proceeds from this sale transaction have been subsequently distributed to the Series 2 Assignees in October 2007.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, the new partnership, which has a “fresh” allocation of Tax Credits, is sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner will contribute any net profits it received from the re-syndication transaction to Gateway.  The following properties were the subject of re-syndication transactions which the Managing General Partner was involved in the re-syndication, and the amount of re-syndication profit being contributed to Gateway by the Managing General Partner associated with each transaction is as follows:

Rolling Oaks II Apartments	$ 42,775
Brookhaven Apartments	148,278

Total	$ 191,053

Gateway’s financial statements reflect this amount in the Receivable from General Partners and as a capital contribution on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2007.  Once this capital contribution is funded, there will be a distribution of capital to the  Series 2 Assignees, accordingly; the amount is included as a component of the Distribution Payable and Distributions on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2007.  The actual capital contribution was subsequently made by the Managing General Partner to Gateway, and the corresponding distribution to the Series 2 Assignees occurred, in the month of October 2007.

Series 3

Gateway recognized an additional gain on sale in the amount of $185 resulting from the difference between accrued and actual legal expense arising from a Project Partnership sale transaction which occurred in a prior quarter.  This amount will be distributed to the Series 3 Assignees as part of a future distribution.

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (continued):

Series 5

In September 2007, Gateway sold its Project Partnership investment in Redmont II Apartments.  In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sale of this Project Partnership was consummated on or prior to September 30, 2007, the gain on the sale of this investment of $16,575 ($1.92 per beneficial assignee certificate) is being deferred on the Balance Sheet as of September 30, 2007 and not recognized in the Statement of Operations until the period that the net sales proceeds are received.  The entire balance of the net proceeds due from this sale were subsequently received in October 2007 and the net proceeds will be distributed to the Series 5 Assignees in the months following the quarter-end.

In September 2007, Gateway sold its Project Partnership investment in Fox Ridge Apartments.  In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to September 30, 2007, the gain on the sale of this investment of $16,650 ($1.93 per beneficial assignee certificate) is being deferred on the Balance Sheet as of September 30, 2007 and not recognized in the Statement of Operations until the period that the net sales proceeds are received.  The entire balance of the net proceeds due from this sale were subsequently received in October 2007 and the net proceeds will be distributed to the Series 5 Assignees in the months following the quarter-end.

In September 2007, Gateway sold its Project Partnership investment in Country Place Apartments II (Georgetown).  In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to September 30, 2007, the gain on the sale of this investment of $46,736 ($5.42 per beneficial assignee certificate) is being deferred on the Balance Sheet as of September 30, 2007 and not recognized in the Statement of Operations until the period that the net sales proceeds are received.  The entire balance of the net proceeds due from this sale were subsequently received in October 2007 and the net proceeds will be distributed to the Series 5 Assignees in the months following the quarter-end.

In September 2007, Gateway sold its Project Partnership investment in Country Place Apartments II (Portland II).  In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to September 30, 2007, the gain on the sale of this investment of $47,163 ($5.47 per beneficial assignee certificate) is being deferred on the Balance Sheet as of September 30, 2007 and not recognized in the Statement of Operations until the period that the net sales proceeds are received.  The entire balance of the net proceeds due from this sale were subsequently received in October 2007 and the net proceeds will be distributed to the Series 5 Assignees in the months following the quarter-end.

Series 6

In August 2007, Gateway sold its Project Partnership investment in Autumn Place Apartments.  Gateway received $60,837 in net proceeds ($5.99 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of September 30, 2007.  Of the Reserve for Impairment of Investments in Project Partnerships balance in Series 6, $202,811 pertained to this Project Partnership.  After giving effect to the Reserve for Impairment, Gateway recognized a loss on sale in the amount of $63,800 on the sale of this asset, which is included as a component of the Gain (Loss) on Sale of Project Partnerships on the Statement of Operations.  The net proceeds from this sale transaction will be distributed to the Series 6 Assignees in the months following the quarter-end.

Fiscal Year 2007 Disposition Activity:

Series 3

In March 2007, Gateway sold its Project Partnership investment in Belmont Senior Apartments.  In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated net proceeds and gain on the sale of this investment of $43,850 was deferred on the Balance Sheet of Gateway as of March 31, 2007 and was recognized in the Statement of Operations in the period that the proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and distributed to the Series 3 Assignees in the amount of $8.04 per beneficial assignee certificate in May 2007.  The deferred gain of $43,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (continued):

In January 2007, Gateway sold its Project Partnership investment in Southwood Apartments. Gateway received $42,652 in net proceeds ($7.82 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

In January 2007, Gateway sold its Project Partnership investment in Plaza Senior Village Apartments.  Gateway received $82,145 in net proceeds ($15.06 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

In January 2007, Gateway sold its Project Partnership investment in Brubaker Square Apartments.  Gateway received $115,009 in net proceeds ($21.08 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

In January 2007, Gateway sold its Project Partnership investment in Villa Allegra Apartments.  Gateway received $73,408 in net proceeds ($13.45 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

In November 2006, Gateway sold its Project Partnership investment in Birchwood Apartments.  Gateway received $99,410 in net proceeds ($18.25 per beneficial assignee certificate) for the sale of the Project Partnership.  Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Series 3 Assignees in December 2006.

Series 4

In March 2007, Gateway sold its Project Partnership investment in Edmonton Senior Apartments.  In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated net proceeds and gain on the sale of this investment of $38,350 was deferred on the Balance Sheet of Gateway as of March 31, 2007 and was recognized in the Statement of Operations in the period that the proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and distributed to the Series 4 assignees in the amount of $5.55 per beneficial assignee certificate in May 2007. The deferred gain of $38,350 was recognized in the fiscal year 2008 first quarter Statement of Operations.

In March 2007, Gateway sold its Project Partnership investment in Owingsville Senior Apartments.  In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated net proceeds and gain on the sale of this investment of $45,850 was deferred on the Balance Sheet of Gateway as of March 31, 2007 and was recognized in the Statement of Operations in the period that the proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and distributed to the Series 4 Assignees in the amount of $6.63 per beneficial assignee certificate in May 2007.  The deferred gain of $45,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.

In January 2007, Gateway sold its Project Partnership investment in Alsace Village Apartments.  Gateway received $23,370 in net proceeds ($3.38 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Series 4 Assignees in May 2007.

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (continued):

In January 2007, Gateway sold its Project Partnership investment in Greenbriar Apartments.  Gateway received $39,370 in net proceeds ($5.69 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Series 4 Assignees in May 2007.

NOTE 7 – SUBSEQUENT EVENTS:

Series 2

Subsequent to the September 30, 2007 quarter-end, Gateway sold its partnership interest in Lakeshore Apartments and Inverness Club.  Gateway received approximately $412,000 in net proceeds (approximately $67.14 per beneficial assignee certificate) from these sale transactions in October 2007 which will be distributed to the Series 2 Assignees in a subsequent quarter.  These sales will be reflected in the financial statements for the quarter-ended December 31, 2007.

Series 4

Subsequent to the September 30, 2007 quarter-end, Gateway sold its partnership interest in Pine Crest II Apartments.  Gateway received approximately $63,000 in net proceeds (approximately $9.11 per beneficial assignee certificate) from this sale transaction in October 2007 which will be distributed to the Series 4 Assignees in a subsequent quarter.  This sale will be reflected in the financial statements for the quarter-ended December 31, 2007.

Series 5

Subsequent to the September 30, 2007 quarter-end, Gateway sold its partnership interest in Pemberton Village II Apartments and Magic Circle II Apartments.  Gateway received approximately $105,000 in net proceeds (approximately $12.19 per beneficial assignee certificate) from these sale transactions in October 2007 which will be distributed to the Series 5 Assignees in a subsequent quarter.  These sales will be reflected in the financial statements for the quarter-ended December 31, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations, Liquidity and Capital Resources

Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2.  The proceeds from Assignees’ capital contributions available for investment were used to acquire interests in Project Partnerships.

Gateway – All Series– The following discusses the overall results of operations, liquidity and capital resources for Gateway as a whole.  A summary of the activity within each specific Series of Gateway then follows.

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased from $68,983 for the six months ended September 30, 2006 to $63,624 for the six months ended September 30, 2007 (a decrease of $5,359, or 8%).  Interest income decreased from $42,895 for the six months ended September 30, 2006 to $41,780 for the six months ended September 30, 2007 (a decrease of $1,115, or 2%).  The decrease is a result of the decrease in Cash and Investment in Securities as compared to the prior year quarter.  Equity in Income of Project Partnerships for the six months ended September 30, 2006 decreased $10,820 from income of $10,204 to a loss of $616 for the six months ended September 30, 2007.  The decrease in Equity in Income of Project Partnerships is the result of a decrease in net income from Project Partnerships with investment balances.

The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel and legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships.  The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway’s remaining resources are sufficient to fund Gateway’s ongoing needs.  (Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors’ return of their original capital contribution).

Total expenses of Gateway were $468,188 for the six months ended September 30, 2007, a decrease of $30,972 as compared to the six months ended September 30, 2006 total expenses of $499,160.  The decrease for the six months ended September 30, 2007 results from decreases in 1) asset management fees due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees for sold Project Partnerships) and 2) decrease in amortization (due to the acquisition fee intangible asset of several Project Partnerships becoming fully amortized).

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

For the six months ended September 30, 2007 the Gain on Sale of Project Partnerships amounted to $303,285, which includes $128,050 of Gain on Sale of Project Partnerships that had been deferred for revenue recognition purposes and was reflected on the Balance Sheet as of March 31, 2007.  As more fully discussed herein, seven Project Partnership investments have been sold in the first two quarters of fiscal year 2008, and ten Project Partnership investments were sold in fiscal year 2007.  The amount of the gain or loss on a sale of Project Partnerships and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the exit strategy section herein.

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  Equity in Losses of Project Partnerships for the six months ended September 30, 2007 and 2006 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $401,382 and $437,738 for the six months ended June 30, 2007 and 2006, respectively.)  As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes until the year of disposition.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued):

At September 30, 2007, the Series had $285,427 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $126,743 in U.S. Treasury Notes with a maturity value of $125,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $170,550 for the six months ended September 30, 2007.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $32,752.  Cash provided by investing activities totaled $248,696 consisting of $3,793 in cash distributions from the Project Partnerships, $243,069 in proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $127,000 from matured U.S. Treasury Notes, offset by $125,166 used to purchase U.S. Treasury Notes in July 2007.  Cash used in financing activities totaled $60,241 consisting of $56,022 in distributions paid to Assignees and $4,219 in expenses related to the sale of Project Partnerships.

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  Equity in Losses of Project Partnerships for the six months ended September 30, 2007 and 2006 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $365,278 and $479,179 for the six months ended June 30, 2007 and 2006, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2007, the Series had $93,332 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $126,743 in U.S. Treasury Notes with a maturity value of $125,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $3,936 for the six months ended September 30, 2007.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $34,016.  Cash provided by investing activities totaled $57,467 consisting of $11,633 in cash distributions from the Project Partnerships, $44,000 collection of Receivable from sale of Project Partnerships, and $127,000 from matured U.S. Treasury Notes, offset by $125,166 used to purchase U.S. Treasury Notes in July 2007.  Cash used in financing activities totaled $356,910 consisting of $357,095 in distributions paid to Assignees offset by $185 reduction in expenses related to sale of Project Partnerships (resulting from the difference between accrued and actual legal expense arising from a Project Partnership sale transaction which occurred in a prior quarter).

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  Equity in Losses of Project Partnerships for the six months ended September 30, 2007 and 2006 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $460,626 and $522,094 for the six months ended June 30, 2007 and 2006, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2007, the Series had $112,025 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $177,440 in U.S. Treasury Notes with a maturity value of $175,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $18,874 for the six months ended September 30, 2007.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $46,123.  Cash provided by investing activities totaled $98,576 consisting of $11,308 in cash distributions from the Project Partnerships, $84,500 collection of Receivable from sale of Project Partnerships, and $178,000 from matured U.S. Treasury Notes, offset by $175,232 used to purchase U.S. Treasury Notes in July 2007.  Cash used in financing activities (distributions to Assignees) totaled $146,944.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued):

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  Equity in Losses of Project Partnerships decreased $965 to $1,572 for the six months ended September 30, 2007, as compared to $2,537 for the six months ended September 30, 2006.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $570,094 and $601,764 for the six months ended June 30, 2007 and 2006, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2007 the Series had $110,400 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $126,743 in U.S. Treasury Notes with a maturity value of $125,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $87,284 for the six months ended September 30, 2007.  However, after adjusting for Equity in Losses of Project Partnerships of $1,572 and the changes in operating assets and liabilities, net cash used in operating activities was $59,605.  Cash used in investing activities totaled $4,540 consisting of $19,626 in cash distributions from the Project Partnerships and $101,000 from matured U.S. Treasury Notes, offset by $125,166 used to purchase U.S. Treasury Notes in July 2007.  Cash used in financing activities (expenses related to the sale of Project Partnerships) totaled $1,375.

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  Equity in Income of Project Partnerships for the six months ended September 30, 2007 decreased $11,785 to $956 for the six months ended September 30, 2007, as compared to $12,741 for the six months ended September 30, 2006.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $644,901 and $646,609 for the six months ended June 30, 2007 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating Tax Credits which met projections.

At September 30, 2007, the Series had $187,771 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $304,183 in U.S. Treasury Notes with a maturity value of $300,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $166,191 for the six months ended September 30, 2007.  However, after adjusting for Equity in Income of Project Partnerships of $956 and the changes in operating assets and liabilities, net cash used in operating activities was $62,608.  Cash provided by investing activities totaled $59,866 consisting of $17,264 in cash distributions from the Project Partnerships, $64,000 in proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of this sale of Project Partnership), and $279,000 from matured U.S. Treasury Notes, offset by $300,398 used to purchase U.S. Treasury Notes in July 2007.  Cash used in financing activities (expenses related to the sale of Project Partnerships) totaled $3,451.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally fifteen years from occupancy following construction or rehabilitation completion.  Gateway is currently in the process of disposing of its investments in Project Partnerships which have reached the end of their fifteen year Tax Credit compliance period.  Gateway’s objective is to sell Gateway’s interest in such assets for fair market value and ultimately, to liquidate the Project Partnerships.  Generally, the market for Project Partnerships is limited.  Some of the factors which negatively impact the marketability of these projects include (1) requirements by government agencies or the project’s debt holder to continue to maintain the property in the low-income housing program, and (2) the mortgage balance of the property is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships and lengthy (usually 50 year) amortization periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued):

As of September 30, 2007, Gateway holds a limited partner interest in 129 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  20 Project Partnerships for Series 2, 17 Project Partnerships for Series 3, 25 Project Partnerships for Series 4, 31 Project Partnerships for Series 5, and 36 Project Partnerships for Series 6.  Many of the Project Partnerships have reached the end of their Tax Credit compliance period.  As of September 30, 2007, nineteen of the Project Partnerships have been sold (2 in Series 2, 6 in Series 3, 4 in Series 4, 5 in Series 5, and 2 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  The transaction summaries for the Project Partnerships sold during the current and previous fiscal years are summarized below:

Fiscal Year 2008 Disposition Activity:

In April 2007, Gateway sold its Project Partnership investment in Rolling Oaks II Apartments.  Gateway received $56,043 in net proceeds ($9.13 per beneficial assignee certificate) for the sale of this Project Partnership.  Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations.  The net proceeds from this sale transaction were distributed to the Series 2 Assignees in August 2007.

In April 2007, Gateway sold its Project Partnership investment in Brookhaven Apartments.  Gateway received $183,026 in net proceeds ($29.83 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of September 30, 2007.  Gateway recognized a gain on sale in the amount of $182,807 on the sale of this asset, which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations.  The net proceeds from this sale transaction have been subsequently distributed to the Series 2 Assignees in October 2007.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, the new partnership, which has a “fresh” allocation of Tax Credits, is sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner will contribute any net profits it received from the re-syndication transaction to Gateway.  The following properties were the subject of re-syndication transactions which the Managing General Partner was involved in the re-syndication, and the amount of re-syndication profit being contributed to Gateway by the Managing General Partner associated with each transaction is as follows:

Rolling Oaks II Apartments	$ 42,775
Brookhaven Apartments	148,278

Total	$ 191,053

Gateway’s financial statements reflect this amount in the Receivable from General Partners and as a capital contribution on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2007.  Once this capital contribution is funded, there will be a distribution of capital to the  Series 2 Assignees, accordingly; the amount is included as a component of the Distribution Payable and Distributions on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2007.  The actual capital contribution was subsequently made by the Managing General Partner to Gateway, and the corresponding distribution to the Series 2 Assignees occurred, in the month of October 2007.

Series 3

Gateway recognized an additional gain on sale in the amount of $185 resulting from the difference between accrued and actual legal expense arising from a Project Partnership sale transaction which occurred in a prior quarter.  This amount will be distributed to the Series 3 Assignees as part of a future distribution.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued):

Series 5

In September 2007, Gateway sold its Project Partnership investment in Redmont II Apartments.  In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sale of this Project Partnership was consummated on or prior to September 30, 2007, the gain on the sale of this investment of $16,575 ($1.92 per beneficial assignee certificate) is being deferred on the Balance Sheet as of September 30, 2007 and not recognized in the Statement of Operations until the period that the net sales proceeds are received.  The entire balance of the net proceeds due from this sale were subsequently received in October 2007 and the net proceeds will be distributed to the Series 5 Assignees in the months following the quarter-end.

In September 2007, Gateway sold its Project Partnership investment in Fox Ridge Apartments.  In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to September 30, 2007, the gain on the sale of this investment of $16,650 ($1.93 per beneficial assignee certificate) is being deferred on the Balance Sheet as of September 30, 2007 and not recognized in the Statement of Operations until the period that the net sales proceeds are received.  The entire balance of the net proceeds due from this sale were subsequently received in October 2007 and the net proceeds will be distributed to the Series 5 Assignees in the months following the quarter-end.

In September 2007, Gateway sold its Project Partnership investment in Country Place Apartments II (Georgetown).  In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to September 30, 2007, the gain on the sale of this investment of $46,736 ($5.42 per beneficial assignee certificate) is being deferred on the Balance Sheet as of September 30, 2007 and not recognized in the Statement of Operations until the period that the net sales proceeds are received.  The entire balance of the net proceeds due from this sale were subsequently received in October 2007 and the net proceeds will be distributed to the Series 5 Assignees in the months following the quarter-end.

In September 2007, Gateway sold its Project Partnership investment in Country Place Apartments II (Portland II).  In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to September 30, 2007, the gain on the sale of this investment of $47,163 ($5.47 per beneficial assignee certificate) is being deferred on the Balance Sheet as of September 30, 2007 and not recognized in the Statement of Operations until the period that the net sales proceeds are received.  The entire balance of the net proceeds due from this sale were subsequently received in October 2007 and the net proceeds will be distributed to the Series 5 Assignees in the months following the quarter-end.

Series 6

In August 2007, Gateway sold its Project Partnership investment in Autumn Place Apartments.  Gateway received $60,837 in net proceeds ($5.99 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of September 30, 2007.  Of the Reserve for Impairment of Investments in Project Partnerships balance in Series 6, $202,811 pertained to this Project Partnership.  After giving effect to the Reserve for Impairment, Gateway recognized a loss on sale in the amount of $63,800 on the sale of this asset, which is included as a component of the Gain (Loss) on Sale of Project Partnerships on the Statement of Operations.  The net proceeds from this sale transaction will be distributed to the Series 6 Assignees in the months following the quarter-end.

Fiscal Year 2007 Disposition Activity:

Series 3

In March 2007, Gateway sold its Project Partnership investment in Belmont Senior Apartments.  In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated net proceeds and gain on the sale of this investment of $43,850 was deferred on the Balance Sheet of Gateway as of March 31, 2007 and was recognized in the Statement of Operations in the period that the proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and distributed to the Series 3 Assignees in the amount of $8.04 per beneficial assignee certificate in May 2007.  The deferred gain of $43,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued):

In January 2007, Gateway sold its Project Partnership investment in Southwood Apartments. Gateway received $42,652 in net proceeds ($7.82 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

In January 2007, Gateway sold its Project Partnership investment in Plaza Senior Village Apartments.  Gateway received $82,145 in net proceeds ($15.06 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

In January 2007, Gateway sold its Project Partnership investment in Brubaker Square Apartments.  Gateway received $115,009 in net proceeds ($21.08 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

In January 2007, Gateway sold its Project Partnership investment in Villa Allegra Apartments.  Gateway received $73,408 in net proceeds ($13.45 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Series 3 Assignees in May 2007.

In November 2006, Gateway sold its Project Partnership investment in Birchwood Apartments.  Gateway received $99,410 in net proceeds ($18.25 per beneficial assignee certificate) for the sale of the Project Partnership.  Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Series 3 Assignees in December 2006.

Series 4

In March 2007, Gateway sold its Project Partnership investment in Edmonton Senior Apartments.  In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated net proceeds and gain on the sale of this investment of $38,350 was deferred on the Balance Sheet of Gateway as of March 31, 2007 and was recognized in the Statement of Operations in the period that the proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and distributed to the Series 4 assignees in the amount of $5.55 per beneficial assignee certificate in May 2007. The deferred gain of $38,350 was recognized in the fiscal year 2008 first quarter Statement of Operations.

In March 2007, Gateway sold its Project Partnership investment in Owingsville Senior Apartments.  In accordance with FASB No. 66, although the sale of this Project Partnership was consummated on or prior to March 31, 2007, the estimated net proceeds and gain on the sale of this investment of $45,850 was deferred on the Balance Sheet of Gateway as of March 31, 2007 and was recognized in the Statement of Operations in the period that the proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and distributed to the Series 4 Assignees in the amount of $6.63 per beneficial assignee certificate in May 2007.  The deferred gain of $45,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.

In January 2007, Gateway sold its Project Partnership investment in Alsace Village Apartments.  Gateway received $23,370 in net proceeds ($3.38 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Series 4 Assignees in May 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued):

In January 2007, Gateway sold its Project Partnership investment in Greenbriar Apartments.  Gateway received $39,370 in net proceeds ($5.69 per beneficial assignee certificate) for the sale of this Project Partnership.  The net proceeds are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007, and Gateway recognized a gain on sale in the amount of the net proceeds which is included as a component of the Gain on Sale of Project Partnerships on the Statement of Operations for the fiscal year-ended March 31, 2007.  The net proceeds from this sale transaction were distributed to the Series 4 Assignees in May 2007.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of September 30, 2007:

Project Partnerships sold subsequent to September 30, 2007:

Series 2

Lakeshore Apartments	Inverness Club

Subsequent to the September 30, 2007 quarter-end, Gateway sold its partnership interest in Lakeshore Apartments and Inverness Club.  Gateway received approximately $412,000 in net proceeds (approximately $67.14 per beneficial assignee certificate) from these sale transactions in October 2007 which will be distributed to the Series 2 Assignees in a subsequent quarter.  These sales will be reflected in the financial statements for the quarter-ended December 31, 2007.

Series 4

Pine Crest II Apartments

Subsequent to the September 30, 2007 quarter-end, Gateway sold its partnership interest in Pine Crest II Apartments.  Gateway received approximately $63,000 in net proceeds (approximately $9.11 per beneficial assignee certificate) from this sale transaction in October 2007 which will be distributed to the Series 4 Assignees in a subsequent quarter.  This sale will be reflected in the financial statements for the quarter-ended December 31, 2007.

Series 5

Pemberton Village II Apartments	Magic Circle II Apartments

Subsequent to the September 30, 2007 quarter-end, Gateway sold its partnership interest in Pemberton Village II Apartments and Magic Circle II Apartments.  Gateway received approximately $105,000 in net proceeds (approximately $12.19 per beneficial assignee certificate) from these sale transactions in October 2007 which will be distributed to the Series 5 Assignees in a subsequent quarter.  These sales will be reflected in the financial statements for the quarter-ended December 31, 2007.

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 2

Heritage Village Apartments

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership is estimated to be $52,000, or $8.47 per beneficial assignee certificate which would be available for distribution to the Series 2 Assignees subsequent to the closing of this sales transaction which would most likely occur within the next 18-month period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued):

Series 4

Chestnut Apartments	Ashland Estates

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should each of the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $22,000, or $3.18 per beneficial assignee certificate which would be available for distribution to the Series 4 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 18-month period.

Series 6

Spruce Apartments	Spring Wood Apartments

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should each of the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $145,000, or $14.35 per beneficial assignee certificate which would be available for distribution to the Series 6 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 18-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Project Partnership interest:

Series 2

Lewiston Country Estates

Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction are estimated to be $115,000, or $18.74 per beneficial assignee certificate potentially available for distribution to the Series 2 Assignees over the next 18 months.  This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

Series 3

Countrywood Apartments

Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction are estimated to be $85,000, or $15.58 per beneficial assignee certificate potentially available for distribution to the Series 3 Assignees over the next 18 months.  This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

Series 4

River Bend Apartments	Norton Green Apartments

Should each of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $180,000, or $26.03 per beneficial assignee certificate potentially available for distribution to the Series 4 Assignees over the next 18 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Series 5

Villa Del Rio

Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction are estimated to be $62,000, or $7.20 per beneficial assignee certificate potentially available for distribution to the Series 5 Assignees over the next 18 months.  This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued):

Series 6

Country Place Apartments	Pebble Creek Apartments

Should each of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $200,000, or $19.79 per beneficial assignee certificate potentially available for distribution to the Series 6 Assignees over the next 18 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

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

Item 4.  Controls and Procedures:

Within 90 days prior to the filing of this report, under the supervision and with the participation of Gateway’s management, including the General Managing Partnership’s chief executive and chief financial officers, an evaluation of the effectiveness of Gateway’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed.  Based on this evaluation, such officers have concluded that Gateway’s disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway’s other reports that it files or submits under the Securities Exchange Act of 1934.  There were no significant changes in Gateway’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.  Controls and Procedures:

Not applicable to Gateway.

PART II – Other Information

Item 1.    Legal Proceedings:

None.

Item 1A. Risk Factors:

No material changes for those previously reported on Gateway’s March 31, 2007 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3.    Defaults upon Senior Securities:

None.

Item 4.    Submission of Matters to a Vote of Security Holders:

None.

Item 5.    Other Information:

None.

Item 6.    Exhibits:

31.1  Principal Executive Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

31.2  Principal Financial Officer Certification as required by Rule 13a-14(a)/15d-14(a), filed herewith.

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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: November 14, 2007	By:/s/ Ronald M. Diner
Ronald M. Diner
President, Director

Date: November 14, 2007	By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: November 14, 2007	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer