Form 10-Q
period 2007-12-31
GATEWAY TAX CREDIT FUND II LTD
filed 2008-02-14
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2007

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
              been subject to such  filng requirements for the past 90 days.

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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

	SERIES 2		SERIES 3		SERIES 4
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2007	2007	2007	2007	2007	2007
ASSETS	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Current Assets:
Cash and Cash Equivalents	$504,169	$129,724	$90,560	$426,791	$318,722	$206,516
Investments in Securities	125,106	127,640	125,106	127,640	175,148	178,897
Receivable - Other	-	-	75,000	44,000	-	84,500
Total Assets	$629,275	$257,364	$290,666	$598,431	$493,870	$469,913

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$51,785	$48,705	$53,000	$55,354	$69,245	$60,680
Distribution Payable	414,419	-	6,044	313,273	209,914	62,744
Deferred Gain on Sale of Project Partnerships	-	-	73,000	43,850	-	84,200
Total Current Liabilities	466,204	48,705	132,044	412,477	279,159	207,624

Long-Term Liabilities:
Payable to General Partners	713,794	666,568	584,847	551,211	771,712	722,109

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 6,136, 5,456, and 6,915
for Series 2, 3, and 4, respectively, have
been issued at December 31, 2007 and
March 31, 2007	(689,002)	(399,531)	(426,718)	(365,257)	(559,932)	(459,820)
General Partners	138,279	(58,378)	493	-	2,931	-

Total Partners' Deficit	(550,723)	(457,909)	(426,225)	(365,257)	(557,001)	(459,820)

Total Liabilities and Partners' Deficit	$629,275	$257,364	$290,666	$598,431	$493,870	$469,913

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEETS

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2007	2007	2007	2007	2007	2007
ASSETS	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Current Assets:
Cash and Cash Equivalents	$272,405	$175,920	$148,848	$193,964	$1,334,704	$1,132,915
Investments in Securities	125,106	101,509	300,253	280,406	850,719	816,092
Receivable - Other	-	-	-	-	75,000	128,500
Total Current Assets	397,511	277,429	449,101	474,370	2,260,423	2,077,507

Investments in Project Partnerships, net	27,746	125,403	32,253	208,779	59,999	334,182
Total Assets	$425,257	$402,832	$481,354	$683,149	$2,320,422	$2,411,689

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$77,279	$78,583	$74,576	$74,311	$325,885	$317,633
Distribution Payable	179,992	-	38,551	46	848,920	376,063
Deferred Gain on Sale of Project Partnerships	-	-	-	-	73,000	128,050
Total Current Liabilities	257,271	78,583	113,127	74,357	1,247,805	821,746

Long-Term Liabilities:
Payable to General Partners	670,873	603,864	1,015,227	939,298	3,756,453	3,483,050

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 8,616 and 10,105 for
Series 5 and 6, respectively, have been
issued at December 31, 2007 and
March 31, 2007	(505,118)	(275,580)	(641,498)	(327,179)	(2,822,268)	(1,827,367)
General Partners	2,231	(4,035)	(5,502)	(3,327)	138,432	(65,740)
Total Partners' Deficit	(502,887)	(279,615)	(647,000)	(330,506)	(2,683,836)	(1,893,107)

Total Liabilities and Partners' Deficit	$425,257	$402,832	$481,354	$683,149	$2,320,422	$2,411,689

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$1,569	$1,600	$4,134	$-	$884	$-
Total Revenues	1,569	1,600	4,134	-	884	-

Expenses:
Asset Management Fee - General Partner	15,223	16,844	11,212	15,614	16,534	19,233
General and Administrative:
General Partner	14,164	15,477	12,467	16,180	15,858	20,402
Other	3,389	3,843	3,830	4,837	4,259	5,048
Total Expenses	32,776	36,164	27,509	36,631	36,651	44,683

Loss Before Gain on Sale of Project
Partnerships and Other Income	(31,207)	(34,564)	(23,375)	(36,631)	(35,767)	(44,683)
Gain on Sale of Project Partnerships	414,404	-	5,863	99,410	209,918	-
Interest Income	6,693	3,278	2,475	3,591	3,908	4,199

Net Income (Loss)	$389,890	$(31,286)	$(15,037)	$66,370	$178,059	$(40,484)

Allocation of Net Income (Loss):
Assignees	$385,991	$(30,973)	$(15,094)	$65,707	$175,963	$(40,080)
General Partners	3,899	(313)	57	663	2,096	(404)
	$389,890	$(31,286)	$(15,037)	$66,370	$178,059	$(40,484)
Net Income (Loss) Per Beneficial
Assignee Certificate	$62.91	$(5.05)	$(2.77)	$12.04	$25.45	$(5.80)
Number of Beneficial Assignee
Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$1,554	$1,654	$3,702	$3,740	$11,843	$6,994
Total Revenues	1,554	1,654	3,702	3,740	11,843	6,994

Expenses:
Asset Management Fee - General Partner	21,011	23,096	25,141	25,283	89,121	100,070
General and Administrative:
General Partner	19,725	24,623	26,399	26,030	88,613	102,712
Other	4,993	5,494	2,805	5,836	19,276	25,058
Amortization	-	3,859	4,385	9,513	4,385	13,372
Total Expenses	45,729	57,072	58,730	66,662	201,395	241,212

Loss Before Equity in (Losses) Income of Project
Partnerships and Other Income	(44,175)	(55,418)	(55,028)	(62,922)	(189,552)	(234,218)
Equity in (Losses) Income of Project
Partnerships	(17,596)	6,501	10,780	(180)	(6,816)	6,321
Gain (Loss) on Sale of Project Partnerships	228,591	-	(12,271)	-	846,505	99,410
Interest Income	4,271	3,661	5,250	6,713	22,597	21,442

Net Income (Loss)	$171,091	$(45,256)	$(51,269)	$(56,389)	$672,734	$(107,045)

Allocation of Net Income (Loss):
Assignees	$163,952	$(44,804)	$(50,756)	$(55,825)	$660,056	$(105,975)
General Partners	7,139	(452)	(513)	(564)	12,678	(1,070)
	$171,091	$(45,256)	$(51,269)	$(56,389)	$672,734	$(107,045)
Net Income (Loss) Per Beneficial
Assignee Certificate	$19.03	$(5.20)	$(5.02)	$(5.52)
Number of Beneficial Assignee
Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$5,362	$5,393	$15,767	$11,814	$12,192	$13,347
Total Revenues	5,362	5,393	15,767	11,814	12,192	13,347

Expenses:
Asset Management Fee - General Partner	47,226	50,534	33,635	46,843	49,603	57,697
General and Administrative:
General Partner	47,515	46,694	39,540	48,817	54,798	61,552
Other	17,720	15,274	14,166	16,160	17,308	18,395
Total Expenses	112,461	112,502	87,341	111,820	121,709	137,644

Loss Before Gain on Sale of Project
Partnerships and Other Income	(107,099)	(107,109)	(71,574)	(100,006)	(109,517)	(124,297)
Gain on Sale of Project Partnerships	653,254	-	49,898	99,410	294,118	-
Interest Income	14,285	10,826	10,575	9,821	12,332	12,549

Net Income (Loss)	$560,440	$(96,283)	$(11,101)	$9,225	$196,933	$(111,748)

Allocation of Net Income (Loss):
Assignees	$554,836	$(95,320)	$(11,594)	$9,133	$194,002	$(110,631)
General Partners	5,604	(963)	493	92	2,931	(1,117)
	$560,440	$(96,283)	$(11,101)	$9,225	$196,933	$(111,748)
Net Income (Loss) Per Beneficial
Assignee Certificate	$90.42	$(15.53)	$(2.13)	$1.67	$28.06	$(16.00)
Number of Beneficial Assignee
Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2007	2006	2007	2006	2007	2006
Revenues:
Distribution Income	$21,180	$20,682	$20,966	$24,741	$75,467	$75,977
Total Revenues	21,180	20,682	20,966	24,741	75,467	75,977

Expenses:
Asset Management Fee - General Partner	67,009	69,288	75,929	75,848	273,402	300,210
General and Administrative:
General Partner	70,820	74,287	81,190	78,532	293,863	309,882
Other	19,605	18,574	20,362	21,761	89,161	90,164
Amortization	-	11,577	13,157	28,539	13,157	40,116
Total Expenses	157,434	173,726	190,638	204,680	669,583	740,372

Loss Before Equity in (Losses) Income of Project
Partnerships and Other Income	(136,254)	(153,044)	(169,672)	(179,939)	(594,116)	(664,395)
Equity in (Losses) Income of Project
Partnerships	(19,168)	3,964	11,736	12,561	(7,432)	16,525
Gain (Loss) on Sale of Project Partnerships	228,591	-	(76,071)	-	1,149,790	99,410
Interest Income	10,638	11,058	16,547	20,083	64,377	64,337

Net Income (Loss)	$83,807	$(138,022)	$(217,460)	$(147,295)	$612,619	$(484,123)

Allocation of Net Income (Loss):
Assignees	$77,541	$(136,642)	$(215,285)	$(145,822)	$599,500	$(479,282)
General Partners	6,266	(1,380)	(2,175)	(1,473)	13,119	(4,841)

	$83,807	$(138,022)	$(217,460)	$(147,295)	$612,619	$(484,123)
Net Income (Loss) Per Beneficial
Assignee Certificate	$9.00	$(15.86)	$(21.30)	$(14.43)
Number of Beneficial Assignee
Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2006	$(281,595)	$(57,187)	$(338,782)	$(207,975)	$(50,399)	$(258,374)

Net Income (Loss)	(95,320)	(963)	(96,283)	9,133	92	9,225

Distributions	-	-	-	(99,600)	-	(99,600)

Balance at December 31, 2006	$(376,915)	$(58,150)	$(435,065)	$(298,442)	$(50,307)	$(348,749)

Balance at March 31, 2007	$(399,531)	$(58,378)	$(457,909)	$(365,257)	$-	$(365,257)

Capital Contributions	-	191,053	191,053	-	-	-

Net Income (Loss)	554,836	5,604	560,440	(11,594)	493	(11,101)

Distributions	(844,307)	-	(844,307)	(49,867)	-	(49,867)

Balance at December 31, 2007	$(689,002)	$138,279	$(550,723)	$(426,718)	$493	$(426,225)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2006	$(253,967)	$(63,833)	$(317,800)	$(82,842)	$(2,088)	$(84,930)

Net Loss	(110,631)	(1,117)	(111,748)	(136,642)	(1,380)	(138,022)

Balance at December 31, 2006	$(364,598)	$(64,950)	$(429,548)	$(219,484)	$(3,468)	$(222,952)

Balance at March 31, 2007	$(459,820)	$-	$(459,820)	$(275,580)	$(4,035)	$(279,615)

Net Income	194,002	2,931	196,933	77,541	6,266	83,807

Distributions	(294,114)	-	(294,114)	(307,079)	-	(307,079)

Balance at December 31, 2007	$(559,932)	$2,931	$(557,001)	$(505,118)	$2,231	$(502,887)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2006	$2,162	$-	$2,162	$(824,217)	$(173,507)	$(997,724)

Net Loss	(145,822)	(1,473)	(147,295)	(479,282)	(4,841)	(484,123)

Distributions	-	-	-	(99,600)	-	(99,600)

Balance at December 31, 2006	$(143,660)	$(1,473)	$(145,133)	$(1,403,099)	$(178,348)	$(1,581,447)

Balance at March 31, 2007	$(327,179)	$(3,327)	$(330,506)	$(1,827,367)	$(65,740)	$(1,893,107)

Capital Contributions	-	-	-	-	191,053	191,053

Net Income (Loss)	(215,285)	(2,175)	(217,460)	599,500	13,119	612,619

Distributions	(99,034)	-	(99,034)	(1,594,401)	-	(1,594,401)

Balance at December 31, 2007	$(641,498)	$(5,502)	$(647,000)	$(2,822,268)	$138,432	$(2,683,836)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 2		SERIES 3
	2007	2006	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$560,440	$(96,283)	$(11,101)	$9,225
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Accreted Interest Income on Investments in Securities	-	(3,033)	-	(3,033)
Accreted Discount on Investments in Securities	(436)	-	(436)	-
Gain on Sale of Project Partnerships	(653,254)	-	(49,898)	(99,410)
Distribution Income	(5,362)	(5,393)	(15,767)	(11,814)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	1,136	-	1,136	-
Increase in Payable to General Partners	50,306	48,949	31,282	45,039
Decrease in Other Payable	-	(8,030)	-	(6,900)
Net Cash Used in Operating Activities	(47,170)	(63,790)	(44,784)	(66,893)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	-	44,000	-
Distributions Received from Project Partnerships	5,362	5,393	15,767	11,814
Net Proceeds from Sale of Project Partnerships	653,254	-	4,048	99,410
Redemption of Investment Securities	127,000	66,276	127,000	58,952
Purchase of Investment Securities	(125,166)	(125,177)	(125,166)	(125,177)
Net Cash Provided by (Used in) Investing Activities	660,450	(53,508)	65,649	44,999

Cash Flows from Financing Activities:
Capital Contributions	191,053	-	-	-
Distributions Paid to Assignees	(429,888)	-	(357,096)	(99,572)
Net Cash Used in Financing Activities	(238,835)	-	(357,096)	(99,572)

Increase (Decrease) in Cash and Cash Equivalents	374,445	(117,298)	(336,231)	(121,466)
Cash and Cash Equivalents at Beginning of Year	129,724	250,529	426,791	236,035

Cash and Cash Equivalents at End of Period	$504,169	$133,231	$90,560	$114,569

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$414,620	$-	$6,000	$-
Distribution to Assignees	(414,620)	-	(6,000)	-
Increase in Receivable - Other	-	-	(75,000)	-
Increase in Deferred Gain on Sale of Project Partnerships	-	-	73,000	-
Increase in Payable to General Partners	-	-	2,000	-
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 4		SERIES 5
	2007	2006	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$196,933	$(111,748)	$83,807	$(138,022)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Amortization	-	-	-	11,577
Accreted Interest Income on Investments in Securities	-	(4,251)	-	(2,412)
Accreted Discount on Investments in Securities	(612)	-	(330)	-
Equity in Losses (Income) of Project Partnerships	-	-	19,168	(3,964)
Gain on Sale of Project Partnerships	(294,118)	-	(228,591)	-
Distribution Income	(12,192)	(13,347)	(21,180)	(20,682)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	1,593	-	900	-
Decrease in Receivable - Other	-	-	-	912
Increase in Payable to General Partners	58,168	55,212	65,705	67,196
Decrease in Other Payable	-	(8,030)	-	(3,650)
Net Cash Used in Operating Activities	(50,228)	(82,164)	(80,521)	(89,045)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	84,500	-	-	-
Distributions Received from Project Partnerships	12,192	13,347	21,180	24,903
Net Proceeds from Sale of Project Partnerships	209,918	-	307,079	-
Redemption of Investment Securities	178,000	74,685	101,000	93,086
Purchase of Investment Securities	(175,232)	(175,444)	(125,166)	(99,551)
Net Cash Provided by (Used in) Investing Activities	309,378	(87,412)	304,093	18,438

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(146,944)	-	(127,087)	-
Net Cash Used in Financing Activities	(146,944)	-	(127,087)	-

Increase (Decrease) in Cash and Cash Equivalents	112,206	(169,576)	96,485	(70,607)
Cash and Cash Equivalents at Beginning of Year	206,516	322,204	175,920	262,439

Cash and Cash Equivalents at End of Period	$318,722	$152,628	$272,405	$191,832

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$210,079	$-	$180,282	$-
Distribution to Assignees	(210,079)	-	(180,282)	-
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	SERIES 6		TOTAL SERIES 2 - 6
	2007	2006	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$(217,460)	$(147,295)	$612,619	$(484,123)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Amortization	13,157	28,539	13,157	40,116
Accreted Interest Income on Investments in Securities	-	(11,142)	-	(23,871)
Accreted Discount on Investments in Securities	(943)	-	(2,757)	-
Equity in (Income) Losses of Project Partnerships	(11,736)	(12,561)	7,432	(16,525)
(Gain) Loss on Sale of Project Partnerships	76,071	-	(1,149,790)	(99,410)
Distribution Income	(20,966)	(24,741)	(75,467)	(75,977)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	2,493	-	7,258	-
Decrease in Receivable - Other	-	-	-	912
Increase in Payable to General Partners	76,194	73,349	281,655	289,745
Decrease in Other Payable	-	-	-	(26,610)
Net Cash Used in Operating Activities	(83,190)	(93,851)	(305,893)	(395,743)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	-	128,500	-
Distributions Received from Project Partnerships	20,966	27,717	75,467	83,174
Net Proceeds from Sale of Project Partnerships	99,035	-	1,273,334	99,410
Redemption of Investment Securities	279,000	-	812,000	292,999
Purchase of Investment Securities	(300,398)	(274,991)	(851,128)	(800,340)
Net Cash Provided by (Used in) Investing Activities	98,603	(247,274)	1,438,173	(324,757)

Cash Flows from Financing Activities:
Capital Contributions	-	-	191,053	-
Distributions Paid to Assignees	(60,529)	-	(1,121,544)	(99,572)
Net Cash Used in Financing Activities	(60,529)	-	(930,491)	(99,572)

(Decrease) Increase in Cash and Cash Equivalents	(45,116)	(341,125)	201,789	(820,072)
Cash and Cash Equivalents at Beginning of Year	193,964	463,580	1,132,915	1,534,787

Cash and Cash Equivalents at End of Period	$148,848	$122,455	$1,334,704	$714,715

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$39,837	$-	$850,818	$-
Distribution to Assignees	(39,837)	-	(850,818)	-
Increase in Receivable - Other	-	-	(75,000)	-
Increase in Deferred Gain on Sale of Project Partnerships	-	-	73,000	-
Increase in Payable to General Partners	-	-	2,000	-
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. ("Gateway"), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships ("Project Partnerships"), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits ("Tax Credits"), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the limited partnership agreement (the "Agreement").  As of December 31, 2007, Gateway had received capital contributions of $192,053 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the "Assignees").  As of March 31, 2007, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from the Assignees.  The fiscal year of Gateway for reporting purposes ends on March 31.

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

Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly owned subsidiaries of Raymond James Financial, Inc., are the General Partner and the Managing General Partner, respectively.

Gateway offered BACs in five series ("Series").  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of December 31, 2007.  Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series are used to acquire limited partnership interests in Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss has been recognized in the accompanying financial statements for the nine-month period ended December 31, 2007.  For the fiscal year ended March 31, 2007, impairment expense was recognized in the Statement of Operations in Series 6 in the total amount of $103,003.  Refer to Note 5 – Investment in Project Partnerships for further details regarding the components of the Investment in Project Partnership balance.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during the nine months ended December 31, 2007.

Cash and Cash Equivalents

Gateway’s policy is to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents.  Short-term investments are comprised of money market mutual funds.

Concentration of Credit Risk

Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly owned subsidiary of Raymond James Financial, Inc. and U.S. Treasury securities.

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

Reclassifications

For comparability, certain fiscal year 2007 amounts have been reclassified, where appropriate, to conform with the fiscal year 2008 financial statement presentation.

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

Gateway holds variable interests in 110 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Two of Gateway’s Project Partnership investments were determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIE’s is limited to Gateway’s recorded investments in and receivables from those VIEs, which is approximately $59,999 at December 31, 2007.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

NOTE 3 - INVESTMENT IN SECURITIES:

The December 31, 2007 Balance Sheet includes Investments in Securities consisting of U.S. Treasury Notes which represents their cost, plus accreted interest income and unamortized premiums of $106 for Series 2, $106 for Series 3, $148 for Series 4, $106 for Series 5 and $253 for Series 6.  The Investments in Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of the investments.

	Estimated Market Value	Cost Plus Accreted Interest and Unamortized Premiums	Gross Unrealized Losses
Series 2	$ 126,035	$ 125,106	$ 929
Series 3	126,035	125,106	929
Series 4	176,449	175,148	1,301
Series 5	126,035	125,106	929
Series 6	302,484	300,253	2,231

NOTE 3 - INVESTMENT IN SECURITIES (Continued):

As of December 31, 2007, the cost plus accreted interest / unamortized premiums of debt securities by contractual maturities is as follows:

	Series 2	Series 3	Series 4
Due within 1 year	$ 125,106	$ 125,106	$ 175,148
After 1 year through 5 years	0	0	0
Total Amount Carried on Balance Sheet	$ 125,106	$ 125,106	$ 175,148

	Series 5	Series 6	Total
Due within 1 year	$ 125,106	$ 300,253	$ 850,719
After 1 year through 5 years	0	0	0
Total Amount Carried on Balance Sheet	$ 125,106	$ 300,253	$ 850,719

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

For the nine months ended December 31, 2007 and 2006 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2007	2006
Series 2	$ 47,226	$ 50,534
Series 3	33,635	46,843
Series 4	49,603	57,697
Series 5	67,009	69,288
Series 6	75,929	75,848
Total	$ 273,402	$ 300,210

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2007	2006
Series 2	$ 47,515	$ 46,694
Series 3	39,540	48,817
Series 4	54,798	61,552
Series 5	70,820	74,287
Series 6	81,190	78,532
Total	$ 293,863	$ 309,882

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 6, Summary of Disposition Activities herein.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of December 31, 2007, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 2 - 18, Series 3 - 15, and Series 4 - 16) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2007	2007	2007	2007	2007	2007
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,351,639	$4,524,678	$2,494,974	$2,866,874	$2,719,619	$4,273,215

Cumulative equity in losses of Project
Partnerships (1)	(3,497,278)	(4,742,761)	(2,675,808)	(3,060,820)	(2,893,641)	(4,545,684)

Cumulative distributions received from
Project Partnerships	(69,851)	(87,605)	(93,673)	(116,035)	(75,188)	(96,180)

Investment in Project Partnerships before
Adjustment	(215,490)	(305,688)	(274,507)	(309,981)	(249,210)	(368,649)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	278,463	390,838	318,739	365,375	300,311	466,220
Accumulated amortization of acquisition
fees and expenses	(62,973)	(85,150)	(44,232)	(55,394)	(51,101)	(97,571)

Investments in Project Partnerships	$-	$-	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $4,616,298 in Series 2, $5,277,172 in Series 3, and $4,627,807 in Series 4 for the period ended December 31, 2007; and cumulative suspended losses of $6,160,318 in Series 2, $5,412,602 in Series 3, and $5,924,461 in Series 4 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

As of December 31, 2007, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 28 and Series 6 - 35) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2007	2007	2007	2007	2007	2007
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$5,097,323	$6,010,273	$6,511,934	$7,250,034	$20,175,489	$24,925,074

Cumulative equity in losses of Project
Partnerships (1)	(5,306,596)	(6,132,734)	(6,722,162)	(6,853,010)	(21,095,485)	(25,335,009)

Cumulative distributions received from
Project Partnerships	(155,200)	(204,351)	(225,288)	(226,728)	(619,200)	(730,899)

Investment in Project Partnerships before
Adjustment	(364,473)	(326,812)	(435,516)	170,296	(1,539,196)	(1,140,834)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	531,092	632,419	667,412	768,912	2,096,017	2,623,764
Accumulated amortization of acquisition
fees and expenses	(138,873)	(180,204)	(199,643)	(284,185)	(496,822)	(702,504)

Reserve for Impairment of Investment in
Project Partnerships	-	-	-	(446,244)	-	(446,244)

Investments in Project Partnerships	$27,746	$125,403	$32,253	$208,779	$59,999	$334,182

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $6,731,067 in Series 5 and $5,064,998 in Series 6 for the period ended December 31, 2007; and cumulative suspended losses of $7,065,462 in Series 5 and $4,856,648 in Series 6 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 and Series 3 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 2		SERIES 3
	2007	2006	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,676,580	$2,308,986	$1,580,205	$2,949,137
Investment properties, net	10,127,587	14,338,758	5,707,761	11,318,072
Other assets	22,670	7,974	40,484	157,201
Total assets	$11,826,837	$16,655,718	$7,328,450	$14,424,410

Liabilities and Partners' Deficit:
Current liabilities	$325,543	$401,955	$54,671	$306,973
Long-term debt	16,501,560	22,653,237	12,924,278	21,307,645
Total liabilities	16,827,103	23,055,192	12,978,949	21,614,618

Partners' equity (deficit)
Limited Partner	(4,890,824)	(6,253,766)	(5,821,303)	(7,513,883)
General Partners	(109,442)	(145,708)	170,804	323,675
Total partners' deficit	(5,000,266)	(6,399,474)	(5,650,499)	(7,190,208)

Total liabilities and partners' deficit	$11,826,837	$16,655,718	$7,328,450	$14,424,410

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,727,834	$2,286,419	$1,496,251	$2,289,044
Expenses:
Operating expenses	1,103,382	1,496,231	957,597	1,469,140
Interest expense	279,608	390,487	197,635	332,766
Depreciation and amortization	490,794	656,607	483,147	718,768

Total expenses	1,873,784	2,543,325	1,638,379	2,520,674

Net loss	$(145,950)	$(256,906)	$(142,128)	$(231,630)

Other partners' share of net loss	$(1,460)	$(2,569)	$(1,421)	$(4,084)

Gateway's share of net loss	$(144,490)	$(254,337)	$(140,707)	$(227,546)
Suspended losses	144,490	254,337	140,707	227,546

Equity in Losses of Project Partnerships	$-	$-	$-	$-

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 4 and Series 5 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 4		SERIES 5
	2007	2006	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,662,227	$2,663,110	$3,052,355	$3,630,313
Investment properties, net	8,058,821	18,385,908	16,014,784	20,801,657
Other assets	41,564	40,878	8,809	7,470
Total assets	$9,762,612	$21,089,896	$19,075,948	$24,439,440

Liabilities and Partners' Deficit:
Current liabilities	$359,685	$802,431	$295,096	$583,922
Long-term debt	14,375,925	26,077,954	26,184,820	31,249,137
Total liabilities	14,735,610	26,880,385	26,479,916	31,833,059

Partners' equity (deficit)
Limited Partner	(4,948,124)	(6,453,182)	(7,125,690)	(7,029,290)
General Partners	(24,874)	662,693	(278,278)	(364,329)
Total partners' deficit	(4,972,998)	(5,790,489)	(7,403,968)	(7,393,619)

Total liabilities and partners' deficit	$9,762,612	$21,089,896	$19,075,948	$24,439,440

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,601,604	$2,753,087	$2,911,745	$3,308,479
Expenses:
Operating expenses	1,081,672	1,847,153	1,893,607	2,239,114
Interest expense	235,382	439,766	427,447	518,233
Depreciation and amortization	463,056	783,141	796,476	902,646

Total expenses	1,780,110	3,070,060	3,117,530	3,659,993

Net loss	$(178,506)	$(316,973)	$(205,785)	$(351,514)

Other partners' share of net loss	$(1,919)	$(3,903)	$(2,058)	$(3,516)

Gateway's share of net loss	$(176,587)	$(313,070)	$(203,727)	$(347,998)
Suspended losses	176,587	313,070	184,559	351,962

Equity in (Losses) Income of Project Partnerships	$-	$-	$(19,168)	$3,964

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 6 and Total Series 2 - 6 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 6		TOTAL SERIES 2 - 6
	2007	2006	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$4,498,444	$4,561,108	$12,469,811	$16,112,654
Investment properties, net	22,950,672	24,373,437	62,859,625	89,217,832
Other assets	65,389	13,420	178,916	226,943
Total assets	$27,514,505	$28,947,965	$75,508,352	$105,557,429

Liabilities and Partners' Deficit:
Current liabilities	$414,631	$467,439	$1,449,626	$2,562,720
Long-term debt	33,309,712	33,511,342	103,296,295	134,799,315
Total liabilities	33,724,343	33,978,781	104,745,921	137,362,035

Partners' deficit
Limited Partner	(5,643,647)	(4,516,474)	(28,429,588)	(31,766,595)
General Partners	(566,191)	(514,342)	(807,981)	(38,011)
Total partners' deficit	(6,209,838)	(5,030,816)	(29,237,569)	(31,804,606)

Total liabilities and partners' deficit	$27,514,505	$28,947,965	$75,508,352	$105,557,429

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$3,633,442	$3,555,038	$11,370,876	$14,192,067
Expenses:
Operating expenses	2,359,854	2,325,680	7,396,112	9,377,318
Interest expense	522,574	556,844	1,662,646	2,238,096
Depreciation and amortization	951,061	969,913	3,184,534	4,031,075

Total expenses	3,833,489	3,852,437	12,243,292	15,646,489

Net loss	$(200,047)	$(297,399)	$(872,416)	$(1,454,422)

Other partners' share of net loss	$(3,433)	$(3,443)	$(10,291)	$(17,515)

Gateway's share of net loss	$(196,614)	$(293,956)	$(862,125)	$(1,436,907)
Suspended losses	208,350	306,517	854,693	1,453,432

Equity in Income (Losses) of Project Partnerships	$11,736	$12,561	$(7,432)	$16,525

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of December 31, 2007, Gateway has sold its interest in 36 Project Partnerships (4 in Series 2, 8 in Series 3, 13 in Series 4, 8 in Series 5 and 3 in Series 6).  The transactions summaries for the Project Partnerships sold during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2008 Disposition Activity:

Series 2

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per BAC	Gain (Loss) on Disposal
October 2007	Inverness Club	$ 309,188	$ 50.39	$ 309,080
October 2007	Lakeshore Apartments	105,432	17.18	105,324
April 2007	Rolling Oaks II Apartments	56,043	9.13	56,043
April 2007	Brookhaven Apartments	183,026	29.83	182,807
				$ 653,254

The net proceeds from the sale of Inverness Club and Lakeshore Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2007.  These net proceeds will be distributed to the Series 2 Assignees in the fourth quarter of fiscal year 2008.

 The net proceeds from the sale of Rolling Oaks II Apartments were distributed to the Series 2 Assignees in August 2007.

The net proceeds from the sale of Brookhaven Apartments were distributed to the Series 2 Assignees in October 2007.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, the new partnership, which has a “fresh” allocation of Tax Credits, is sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The following properties were the subject of re-syndication transactions in which the Managing General Partner was involved in the re-syndication, and $191,053 of re-syndication profit has been contributed to Gateway by the Managing General Partner in October 2007.  The re-syndication profit contributions associated with each transaction are as follows:

Rolling Oaks II Apartments	$ 42,775
Brookhaven Apartments	148,278

Total Re-syndication contribution	$ 191,053

Gateway’s financial statements reflect this amount as a capital contribution from the General Partners and a component of Distributions paid to Assignees on the Statement of Partners’ Equity (Deficit) as of December 31, 2007.

Series 3

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per BAC	Gain (Loss) on Disposal	Deferred Gain on Disposal
December 2007	Sunchase II Apartments	$ 73,000	$ 13.38	$ -	$ 73,000
December 2007	Logansport Seniors Apartments	6,000	1.10	5,863	-
March 2007	Belmont Senior Apartments	-	-	43,850	-
	Other, net (see below)	-	-	185	-
				$ 49,898

In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sale of Sunchase II Apartments was consummated on or prior to December 31, 2007, the gain on the sale is being deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds are received.  The entire balance of the net proceeds due from this sale were subsequently received in January 2008 and the net proceeds will be distributed to the Series 3 Assignees in the fourth quarter of fiscal year 2008.

The net proceeds from the sale of Logansport Seniors Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2007.  These net proceeds will be distributed to the Series 3 Assignees in the fourth quarter of fiscal year 2008.

In accordance with FASB No. 66, although the sale of Belmont Senior Apartments was consummated on or prior to March 31, 2007, the gain on the sale was deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and the deferred gain of $43,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.  See fiscal year 2007 section for breakdown of net proceeds.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $185 resulting from the true-up of accrued and actual legal expenses arising from a Project Partnership sale transaction which closed in a prior quarter.  This amount will be distributed to the Series 3 Assignees in the fourth quarter of fiscal year 2008.

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (continued):

Series 4

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per BAC	Gain (Loss) on Disposal
December 2007	Oaks Apartments	$ 6,000	$ 0.87	$ 6,000
December 2007	Tarpon Heights Apartments	10,000	1.45	10,000
December 2007	Sonora Seniors Apartments	6,000	0.87	6,000
December 2007	Fredericksburg Seniors Apartments	10,000	1.45	10,000
December 2007	Ozona Seniors Apartments	4,000	0.58	4,000
December 2007	Brackettville Seniors Apartments	6,000	0.87	6,000
December 2007	Timpson Seniors Apartments	5,000	0.72	5,000
November 2007	River Bend Apartments	99,700	14.42	99,700
October 2007	Pine Crest II Apartments	63,379	9.17	63,218
March 2007	Edmonton Senior Apartments	-	-	38,350
March 2007	Owingsville Senior Apartments	-	-	45,850
				$ 294,118

The net proceeds from the sale of Oaks Apartments, Tarpon Heights Apartments, Sonora Seniors Apartments, Fredericksburg Seniors Apartments, Ozona Seniors Apartments, Brackettville Seniors Apartments, Timpson Seniors Apartments, River Bend Apartments, and Pine Crest II Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2007.  These net proceeds will be distributed to the Series 4 Assignees in the fourth quarter of fiscal year 2008.

In accordance with FASB No. 66, although the sales of Edmonton Senior Apartments and Owingsville Senior Apartments were consummated on or prior to March 31, 2007, the gains on the sales were deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from these sales were subsequently received in April 2007 and the deferred gains of $38,350 and $45,850 were recognized in the fiscal year 2008 first quarter Statement of Operations.  See fiscal year 2007 section for breakdown of net proceeds.

Series 5

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per BAC	Gain (Loss) on Disposal
November 2007	Villa Del Rio	$ 74,935	$ 8.70	$ (3,880)
October 2007	Pemberton Village II Apartments	53,560	6.22	53,560
October 2007	Magic Circle II Apartments	51,787	6.01	51,787
September 2007	Redmont II Apartments	16,575	1.92	16,575
September 2007	Fox Ridge Apartments	16,650	1.93	16,650
September 2007	Country Place Apartments II (Georgetown)	46,736	5.42	46,736
September 2007	Country Place Apartments II (Portland II)	47,163	5.47	47,163
				$ 228,591

The net proceeds from the sale of Villa Del Rio, Pemberton Village II Apartments, and Magic Circle II Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2007.  These net proceeds will be distributed to the Series 5 Assignees in the fourth quarter of fiscal year 2008.

The net proceeds from the sale of Redmont II Apartments, Fox Ridge Apartments, Country Place Apartments II (Georgetown), and Country Place Apartments II (Portland II) were distributed to the Series 5 Assignees in October 2007.

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (continued):

Series 6

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per BAC	Gain (Loss) on Disposal
December 2007	Spring Woods Apartments	$ 39,837	$ 3.94	$ (11,271)
August 2007	Autumn Place Apartments	60,837	5.99	(64,800)
				$ (76,071)

Of the September 30, 2007 Reserve for Impairment of Investments in Project Partnerships balance in Series 6, $243,433 pertained to Spring Woods Apartments.  After giving effect to the Reserve for Impairment, Gateway recognized a loss on the sale of this Project Partnership during the quarter-ended December 31, 2007.

Of the June 30, 2007 Reserve for Impairment of Investments in Project Partnerships balance in Series 6, $202,811 pertained to Autumn Place Apartments.  After giving effect to the Reserve for Impairment, Gateway recognized a loss on the sale of this Project Partnership during the quarter-ended September 30, 2007.

The net proceeds from the sale of Spring Woods Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2007.  These net proceeds will be distributed to the Series 6 Assignees in a subsequent quarter.

The net proceeds from the sale of Autumn Place Apartments were distributed to the Series 6 Assignees in November 2007.

Fiscal Year 2007 Disposition Activity:

Series 3

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per BAC	Gain (Loss) on Disposal	Deferred Gain on Disposal
March 2007	Belmont Senior Apartments	$ 43,850	$ 8.04	$ -	$ 43,850
January 2007	Southwood Apartments	42,652	7.82	42,652
January 2007	Plaza Senior Village Apartments	82,145	15.06	82,145
January 2007	Brubaker Square Apartments	115,009	21.08	115,009
January 2007	Villa Allegra Apartments	73,408	13.45	73,408
November 2006	Birchwood Apartments	99,410	18.25	99,410
				$ 412,624

In accordance with FASB No. 66, although the sale of Belmont Senior Apartments was consummated on or prior to March 31, 2007, the gain on the sale was deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and the net proceeds were distributed to the Series 3 Assignees in May 2007.  The deferred gain of $43,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.  See fiscal year 2008 section for recognition of gain.

The net proceeds from the sale of Southwood Apartments, Plaza Senior Village Apartments, Brubaker Square Apartments, and Villa Allegra Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Series 3 Assignees in May 2007.

The net proceeds from the sale of Birchwood Apartments were distributed to the Series 3 Assignees in December 2006.

Series 4

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per BAC	Gain (Loss) on Disposal	Deferred Gain on Disposal
March 2007	Edmonton Senior Apartments	$ 38,350	$ 5.55	$ -	$ 38,350
March 2007	Owingsville Senior Apartments	45,850	6.63	-	45,850
January 2007	Alsace Village Apartments	23,370	3.38	23,370	-
January 2007	Greenbriar Apartments	39,370	5.69	39,370	-
				$ 62,740

In accordance with FASB No. 66, although the sales of Edmonton Senior Apartments and Owingsville Senior Apartments were consummated on or prior to March 31, 2007, the gains on the sales were deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from these sales were subsequently received in April 2007 and the net proceeds were distributed to the Series 4 Assignees in May 2007.  The deferred gains of $38,350 and $45,850 were recognized in the fiscal year 2008 first quarter Statement of Operations.  See fiscal year 2008 section for recognition of gains.

The net proceeds from the sale of Alsace Village Apartments and Greenbriar Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Series 4 Assignees in May 2007.

NOTE 7 - SUBSEQUENT EVENTS:

Series 4

Subsequent to the December 31, 2007 quarter-end, Gateway disposed of its partnership interest in Chestnut Apartments.  Gateway did not receive any net proceeds from the disposition of the Project Partnership investment.  Gateway will recognize a loss of $2,000 on the disposition of this asset in the Statement of Operations for the year-ended March 31, 2008.

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased from $75,977 for the nine months ended December 31, 2006 to $75,467 for the nine months ended December 31, 2007 (a decrease of $510).  Interest income increased from $64,337 for the nine months ended December 31, 2006 to $64,377 for the nine months ended December 31, 2007 (an increase of $40).  Equity in Income of Project Partnerships for the nine months ended December 31, 2006 decreased $23,957 from income of $16,525 to a loss of $7,432 for the nine months ended December 31, 2007.  The decrease in Equity in Income of Project Partnerships is the result of a decrease in net income from Project Partnerships with investment balances coupled with the sale of several Project Partnerships with investment balances that were producing income.

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

Total expenses of Gateway were $669,583 for the nine months ended December 31, 2007, a decrease of $70,789 as compared to the nine months ended December 31, 2006 total expenses of $740,372.  The decrease for the nine months ended December 31, 2007 results from decreases in 1) asset management fees due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees for sold Project Partnerships) and 2) decrease in amortization (due to the acquisition fee intangible asset of several Project Partnerships becoming fully amortized).

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

For the nine months ended December 31, 2007 the Gain on Sale of Project Partnerships amounted to $1,149,790, which includes $128,050 of Gain on Sale of Project Partnerships that had been deferred for revenue recognition purposes and was reflected on the Balance Sheet as of March 31, 2007.  As more fully discussed herein, twenty-four Project Partnership investments have been sold in the first three quarters of fiscal year 2008, and ten Project Partnership investments were sold in fiscal year 2007.  The amount of the gain or loss on a sale of Project Partnerships and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the exit strategy section herein.

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  Equity in Losses of Project Partnerships for the nine months ended December 31, 2007 and 2006 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $490,794 and $656,607 for the nine months ended September 30, 2007 and 2006, respectively.)  As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes until the year of disposition.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued):

At December 31, 2007, the Series had $504,169 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $125,106 in U.S. Treasury Notes with a maturity value of $125,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $560,440 for the nine months ended December 31, 2007.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $47,170.  Cash provided by investing activities totaled $660,450 consisting of $5,362 in cash distributions from the Project Partnerships, $653,254 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $127,000 from matured U.S. Treasury Notes, offset by $125,166 used to purchase U.S. Treasury Notes in July 2007.  Cash used in financing activities totaled $238,835 consisting of $191,053 in capital contributions offset by $429,888 in distributions paid to Assignees.

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  Equity in Losses of Project Partnerships for the nine months ended December 31, 2007 and 2006 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $483,147 and $718,768 for the nine months ended September 30, 2007 and 2006, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2007, the Series had $90,560 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $125,106 in U.S. Treasury Notes with a maturity value of $125,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $11,101 for the nine months ended December 31, 2007.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $44,784.  Cash provided by investing activities totaled $65,649 consisting of $15,767 in cash distributions from the Project Partnerships, $44,000 collection of Receivable from sale of Project Partnerships, $4,048 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of this sale of Project Partnership), and $127,000 from matured U.S. Treasury Notes, offset by $125,166 used to purchase U.S. Treasury Notes in July 2007.  Cash used in financing activities (distributions paid to Assignees) totaled $357,096.

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  Equity in Losses of Project Partnerships for the nine months ended December 31, 2007 and 2006 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $463,056 and $783,141 for the nine months ended September 30, 2007 and 2006, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2007, the Series had $318,722 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $175,148 in U.S. Treasury Notes with a maturity value of $175,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $196,933 for the nine months ended December 31, 2007.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $50,228.  Cash provided by investing activities totaled $309,378 consisting of $12,192 in cash distributions from the Project Partnerships, $84,500 collection of Receivable from sale of Project Partnerships, $209,918 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $178,000 from matured U.S. Treasury Notes, offset by $175,232 used to purchase U.S. Treasury Notes in July 2007.  Cash used in financing activities (distributions paid to Assignees) totaled $146,944.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued):

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  Equity in Income of Project Partnerships for the nine months ended December 31, 2006 decreased $23,132 from income of $3,964 to a loss of $19,168 for the nine months ended December 31, 2007.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $796,476 and $902,646 for the nine months ended September 30, 2007 and 2006, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2007 the Series had $272,405 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $125,106 in U.S. Treasury Notes with a maturity value of $125,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $83,807 for the nine months ended December 31, 2007.  However, after adjusting for Equity in Losses of Project Partnerships of $19,168 and the changes in operating assets and liabilities, net cash used in operating activities was $80,521.  Cash provided by investing activities totaled $304,093 consisting of $21,180 in cash distributions from the Project Partnerships, $307,079 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $101,000 from matured U.S. Treasury Notes, offset by $125,166 used to purchase U.S. Treasury Notes in July 2007.  Cash used in financing activities (distributions paid to Assignees) totaled $127,087.

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  Equity in Income of Project Partnerships for the nine months ended December 31, 2007 decreased $825 to $11,736, as compared to $12,561 for the nine months ended December 31, 2006.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $951,061 and $969,913 for the nine months ended September 30, 2007 and 2006, respectively.) Overall, management believes the Project Partnerships are operating as expected and are generating Tax Credits which met projections.

At December 31, 2007, the Series had $148,848 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $300,253 in U.S. Treasury Notes with a maturity value of $300,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $217,460 for the nine months ended December 31, 2007.  However, after adjusting for Equity in Income of Project Partnerships of $11,736 and the changes in operating assets and liabilities, net cash used in operating activities was $83,190.  Cash provided by investing activities totaled $98,603 consisting of $20,966 in cash distributions from the Project Partnerships, $99,035 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $279,000 from matured U.S. Treasury Notes, offset by $300,398 used to purchase U.S. Treasury Notes in July 2007.  Cash used in financing activities (distributions paid to Assignees) totaled $60,529.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued):

As of December 31, 2007, Gateway holds a limited partner interest in 112 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  18 Project Partnerships for Series 2, 15 Project Partnerships for Series 3, 16 Project Partnerships for Series 4, 28 Project Partnerships for Series 5, and 35 Project Partnerships for Series 6.  All but two of the Project Partnerships have reached the end of their Tax Credit compliance period.  As of December 31, 2007, thirty-six of the Project Partnerships have been sold (4 in Series 2, 8 in Series 3, 13 in Series 4, 8 in Series 5, and 3 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  The transaction summaries for the Project Partnerships sold during the current and previous fiscal years are summarized below:

Fiscal Year 2008 Disposition Activity:

Series 2

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per BAC	Gain (Loss) on Disposal
October 2007	Inverness Club	$ 309,188	$ 50.39	$ 309,080
October 2007	Lakeshore Apartments	105,432	17.18	105,324
April 2007	Rolling Oaks II Apartments	56,043	9.13	56,043
April 2007	Brookhaven Apartments	183,026	29.83	182,807
				$ 653,254

  The net proceeds from the sale of Inverness Club and Lakeshore Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2007.  These net proceeds will be distributed to the Series 2 Assignees in the fourth quarter of fiscal year 2008.

The net proceeds from the sale of Rolling Oaks II Apartments were distributed to the Series 2 Assignees in August 2007.

The net proceeds from the sale of Brookhaven Apartments were distributed to the Series 2 Assignees in October 2007.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, the new partnership, which has a “fresh” allocation of Tax Credits, is sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of the interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The following properties were the subject of re-syndication transactions in which the Managing General Partner was involved in the re-syndication, and $191,053 of re-syndication profit has been contributed to Gateway by the Managing General Partner in October 2007.  The re-syndication profit contributions associated with each transaction are as follows:

Rolling Oaks II Apartments	$ 42,775
Brookhaven Apartments	148,278

Total Re-syndication contribution	$ 191,053

  Gateway’s financial statements reflect this amount as a capital contribution from the General Partners and a component of Distributions paid to Assignees on the Statement of Partners’ Equity (Deficit) as of December 31, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued):

Series 3

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per BAC	Gain (Loss) on Disposal	Deferred Gain on Disposal
December 2007	Sunchase II Apartments	$ 73,000	$ 13.38	$ -	$ 73,000
December 2007	Logansport Seniors Apartments	6,000	1.10	5,863	-
March 2007	Belmont Senior Apartments	-	-	43,850	-
	Other, net (see below)	-	-	185	-
				$ 49,898

In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sale of Sunchase II Apartments was consummated on or prior to December 31, 2007, the gain on the sale is being deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds are received.  The entire balance of the net proceeds due from this sale were subsequently received in January 2008 and the net proceeds will be distributed to the Series 3 Assignees in the fourth quarter of fiscal year 2008.

The net proceeds from the sale of Logansport Seniors Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2007.  These net proceeds will be distributed to the Series 3 Assignees in the fourth quarter of fiscal year 2008.

In accordance with FASB No. 66, although the sale of Belmont Senior Apartments was consummated on or prior to March 31, 2007, the gain on the sale was deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and the deferred gain of $43,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.  See fiscal year 2007 section for breakdown of net proceeds.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $185 resulting from the true-up of accrued and actual legal expenses arising from a Project Partnership sale transaction which closed in a prior quarter.  This amount will be distributed to the Series 3 Assignees in the fourth quarter of fiscal year 2008.

Series 4

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per BAC	Gain (Loss) on Disposal
December 2007	Oaks Apartments	$ 6,000	$ 0.87	$ 6,000
December 2007	Tarpon Heights Apartments	10,000	1.45	10,000
December 2007	Sonora Seniors Apartments	6,000	0.87	6,000
December 2007	Fredericksburg Seniors Apartments	10,000	1.45	10,000
December 2007	Ozona Seniors Apartments	4,000	0.58	4,000
December 2007	Brackettville Seniors Apartments	6,000	0.87	6,000
December 2007	Timpson Seniors Apartments	5,000	0.72	5,000
November 2007	River Bend Apartments	99,700	14.42	99,700
October 2007	Pine Crest II Apartments	63,379	9.17	63,218
March 2007	Edmonton Senior Apartments	-	-	38,350
March 2007	Owingsville Senior Apartments	-	-	45,850
				$ 294,118

The net proceeds from the sale of Oaks Apartments, Tarpon Heights Apartments, Sonora Seniors Apartments, Fredericksburg Seniors Apartments, Ozona Seniors Apartments, Brackettville Seniors Apartments, Timpson Seniors Apartments, River Bend Apartments, and Pine Crest II Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2007.  These net proceeds will be distributed to the Series 4 Assignees in the fourth quarter of fiscal year 2008.

In accordance with FASB No. 66, although the sales of Edmonton Senior Apartments and Owingsville Senior Apartments were consummated on or prior to March 31, 2007, the gains on the sales were deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from these sales were subsequently received in April 2007 and the deferred gains of $38,350 and $45,850 were recognized in the fiscal year 2008 first quarter Statement of Operations.  See fiscal year 2007 section for breakdown of net proceeds.

Series 5

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per BAC	Gain (Loss) on Disposal
November 2007	Villa Del Rio	$ 74,935	$ 8.70	$ (3,880)
October 2007	Pemberton Village II Apartments	53,560	6.22	53,560
October 2007	Magic Circle II Apartments	51,787	6.01	51,787
September 2007	Redmont II Apartments	16,575	1.92	16,575
September 2007	Fox Ridge Apartments	16,650	1.93	16,650
September 2007	Country Place Apartments II (Georgetown)	46,736	5.42	46,736
September 2007	Country Place Apartments II (Portland II)	47,163	5.47	47,163
				$ 228,591

The net proceeds from the sale of Villa Del Rio, Pemberton Village II Apartments, and Magic Circle II Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2007.  These net proceeds will be distributed to the Series 5 Assignees in the fourth quarter of fiscal year 2008.

The net proceeds from the sale of Redmont II Apartments, Fox Ridge Apartments, Country Place Apartments II (Georgetown), and Country Place Apartments II (Portland II) were distributed to the Series 5 Assignees in October 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued):

Series 6

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per BAC	Gain (Loss) on Disposal
December 2007	Spring Woods Apartments	$ 39,837	$ 3.94	$ (11,271)
August 2007	Autumn Place Apartments	60,837	5.99	(64,800)
				$ (76,071)

Of the September 30, 2007 Reserve for Impairment of Investments in Project Partnerships balance in Series 6, $243,433 pertained to Spring Woods Apartments.  After giving effect to the Reserve for Impairment, Gateway recognized a loss on the sale of this Project Partnership during the quarter-ended December 31, 2007.

Of the June 30, 2007 Reserve for Impairment of Investments in Project Partnerships balance in Series 6, $202,811 pertained to Autumn Place Apartments.  After giving effect to the Reserve for Impairment, Gateway recognized a loss on the sale of this Project Partnership during the quarter-ended September 30, 2007.

The net proceeds from the sale of Spring Woods Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2007.  These net proceeds will be distributed to the Series 6 Assignees in a subsequent quarter.

The net proceeds from the sale of Autumn Place Apartments were distributed to the Series 6 Assignees in November 2007.

Fiscal Year 2007 Disposition Activity:

Series 3

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per BAC	Gain (Loss) on Disposal	Deferred Gain on Disposal
March 2007	Belmont Senior Apartments	$ 43,850	$ 8.04	$ -	$ 43,850
January 2007	Southwood Apartments	42,652	7.82	42,652
January 2007	Plaza Senior Village Apartments	82,145	15.06	82,145
January 2007	Brubaker Square Apartments	115,009	21.08	115,009
January 2007	Villa Allegra Apartments	73,408	13.45	73,408
November 2006	Birchwood Apartments	99,410	18.25	99,410
				$ 412,624

In accordance with FASB No. 66, although the sale of Belmont Senior Apartments was consummated on or prior to March 31, 2007, the gain on the sale was deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and the net proceeds were distributed to the Series 3 Assignees in May 2007.  The deferred gain of $43,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.  See fiscal year 2008 section for recognition of gain.

The net proceeds from the sale of Southwood Apartments, Plaza Senior Village Apartments, Brubaker Square Apartments, and Villa Allegra Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Series 3 Assignees in May 2007.

The net proceeds from the sale of Birchwood Apartments were distributed to the Series 3 Assignees in December 2006.

Series 4

Transaction Month / Year	Project Partnership	Net Proceeds	Net Proceeds Per BAC	Gain (Loss) on Disposal	Deferred Gain on Disposal
March 2007	Edmonton Senior Apartments	$ 38,350	$ 5.55	$ -	$ 38,350
March 2007	Owingsville Senior Apartments	45,850	6.63	-	45,850
January 2007	Alsace Village Apartments	23,370	3.38	23,370	-
January 2007	Greenbriar Apartments	39,370	5.69	39,370	-
				$ 62,740

In accordance with FASB No. 66, although the sales of Edmonton Senior Apartments and Owingsville Senior Apartments were consummated on or prior to March 31, 2007, the gains on the sales were deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from these sales were subsequently received in April 2007 and the net proceeds were distributed to the Series 4 Assignees in May 2007.  The deferred gains of $38,350 and $45,850 were recognized in the fiscal year 2008 first quarter Statement of Operations.  See fiscal year 2008 section for recognition of gains.

The net proceeds from the sale of Alsace Village Apartments and Greenbriar Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Series 4 Assignees in May 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued):

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of December 31, 2007:

Project Partnerships sold subsequent to December 31, 2007:

Series 4

Chestnut Apartments

Subsequent to the December 31, 2007 quarter-end, Gateway disposed of its partnership interest in Chestnut Apartments.  Gateway did not receive any net proceeds from the disposition of this Project Partnership investment.  Gateway will recognize a loss of $2,000 on the disposition of this asset in the Statement of Operations for the year-ended March 31, 2008.

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

Series 4

Ashland Estates

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership is estimated to be $22,000, or $3.18 per beneficial assignee certificate which would be available for distribution to the Series 4 Assignees subsequent to the closing of this sales transaction which would most likely occur within the next 18-month period.

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

Series 3

Countrywood Apartments	Wildwood Apartments

Should each of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $210,000, or $38.49 per beneficial assignee certificate potentially available for distribution to the Series 3 Assignees over the next 18 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Series 4

Norton Green Apartments

Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction are estimated to be $80,000, or $11.57 per beneficial assignee certificate potentially available for distribution to the Series 4 Assignees over the next 18 months.  This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued):

Series 6

Meadowcrest Apartments	Pebble Creek Apartments
Country Place Apartments

Should all of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $275,000, or $27.21 per beneficial assignee certificate potentially available for distribution to the Series 6 Assignees over the next 18 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Project Partnerships currently or previously listed for sale on a commercial real estate for sale website or listed for sale by the general partner of the Project Partnership:

Series 3

Mill Run Apartments

Series 4

Village Apartments of St. Joseph II

Series 5

Village Apartments of Effingham	Village Apartments of Seymour II

Item 3.  Quantitative and Qualitative Disclosure About Market Risk:

As a small business issuer, no information is required.

Item 4.  Controls and Procedures:

As of the end of the period covered by this report, under the supervision and with the participation of Gateway’s management, including the General Managing Partnership’s chief executive and chief financial officers, an evaluation of the effectiveness of Gateway’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) was performed.  Based on this evaluation, such officers have concluded that Gateway’s disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway’s other reports that it files or submits under the Securities Exchange Act of 1934.  There were no significant changes in Gateway’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.  Controls and Procedures:

Not applicable to this report.

PART II – Other Information

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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(Managing General Partner)

Date: February 14, 2008	By:/s/ Ronald M. Diner
Ronald M. Diner
President, Director

Date: February 14, 2008	By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: February 14, 2008	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer