Form 10-K
period 2008-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2008-07-11
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:  Beneficial Assignee Certificates

Number of Units
Title of each Class	as of March 31, 2008
Beneficial Assignee Certificates	2,080
General Partner Interest	2

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]	NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]	NO [X]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.

There is no market for the Registrant’s Limited Partnership interests.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II, III and IV - Form S-11 Registration Statement
and all amendments and supplements thereto.
File No. 33-31821

PART I

Item 1.  Business

Gateway Tax Credit Fund II Ltd. (“Gateway”) is a Florida Limited Partnership.  The general partners are Raymond James Tax Credit Funds, Inc., the Managing General Partner, and Raymond James Partners, Inc., (collectively the “General Partners”) both sponsors of Gateway Tax Credit Fund II Ltd. and wholly owned subsidiaries of Raymond James Financial, Inc.

Pursuant to the Securities Act of 1933, Gateway filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective September 12, 1989, which covered the offering (the “Public Offering”) of Gateway’s Beneficial Assignee Certificates (“BACs”) representing assignments of units for the beneficial interest of the limited partnership interest of the Assignor Limited Partner.  The Assignor Limited Partner was formed for the purpose of serving in that capacity for Gateway and will not engage in any other business.

Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”) under Section 42 of the Internal Revenue Code, received over a ten year period.  Subject to certain limitations, Tax Credits may be used by Gateway’s investors to reduce their income tax liability generated from other income sources.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of its Limited Partnership Agreement.  As of March 31, 2008, Gateway had received capital contributions of $192,053 from the General Partners and $37,228,000 from Assignees.

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5, and 6, respectively had been issued as of March 31, 2008.  Each series invests in a separate and distinct pool of Project Partnerships.  Net proceeds from each series were used to acquire Project Partnerships which are specifically allocated to such series.  Income or loss and all tax items from the Project Partnerships acquired by each series are specifically allocated among the Assignees of such series.

Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners.  Profit or loss and cash distributions from sales of property will be allocated as described in the Limited Partnership Agreement.

Gateway initially held investments in 148 Project Partnerships.  As more fully discussed in Item 7 herein, Gateway is presently in the process of disposing of its interests in Project Partnerships which have reached the end of their fifteen-year Tax Credit compliance period.  As of March 31, 2008, Gateway held investments in 111 Project Partnerships; 37 Project Partnerships once held by Gateway have been sold or otherwise disposed of as of March 31, 2008.  As described in Note 9 herein, one additional Project Partnership has been sold subsequent to the fiscal year-end of March 31, 2008.  Project Partnership investments by Series as of March 31, 2008 are as follows:  18 Project Partnerships for Series 2, 15 Project Partnerships for Series 3, 15 Project Partnerships for Series 4, 28 Project Partnerships for Series 5 and 35 Project Partnerships for Series 6.  Gateway acquired its interests by becoming a limited partner in the Project Partnerships that own the properties.  As of March 31, 2008, the capital received for each series was fully invested in Project Partnerships and management plans no new Project Partnership acquisitions in the future.

The primary source of funds from the inception of each series has been the capital contributions from Assignees.  Gateway’s operating costs are funded using the reserves established for this purpose, the interest earned on these reserves and distributions received from Project Partnerships.

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

The General Partners do not believe the Project Partnerships are subject to the risks generally associated with conventionally financed nonsubsidized apartment properties.  Risks related to the operations of Gateway are described in detail on pages 23 through 34 of the Prospectus, as supplemented, contained in the Registration Statement, File No. 33-31821 (“Prospectus”) under the Caption "Risk Factors" which is incorporated herein by reference.

Item 1.  Business (Continued)

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

Gateway’s goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing.  As of March 31, 2008 the investor capital contributions were successfully invested in Project Partnerships which met the investment criteria.  The Tax Credits have been provided to Gateway’s investors and the fifteen year tax credit compliance period is now over for 146 of the 148 Project Partnership investments originally made.  Gateway is now disposing of its remaining interests in Project Partnerships as they reach the end of their 15 year Tax Credit compliance period.  Gateway’s objective is to sell Gateway’s interest in such properties for fair market value and ultimately, to liquidate the Project Partnerships and in turn ultimately liquidate Gateway.

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

Of the original 148 Project Partnership investments, 146 have reached the end of their Tax Credit compliance period as of December 31, 2007 and those two Project Partnerships that have yet to reach the end of their Tax Credit compliance period will do so on December 31, 2008.  As of March 31, 2008, thirty-seven of the Project Partnership investments have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales are payable to the Assignee Limited Partners of those series of Gateway.  On a cumulative basis as of March 31, 2008, $844,487 representing $137.59 per Assignee Limited Partner unit in Series 2, $535,698 representing $98.18 per Assignee Limited Partner unit in Series 3, $356,814 representing $51.60 per Assignee Limited Partner unit in Series 4, $284,250 representing $32.98 per Assignee Limited Partner unit in Series 5, and $284,911 representing $28.16 per Assignee Limited Partner unit in Series 6 have been distributed to the Assignee Limited Partners of the respective series.  An additional $179,988 representing $20.89 per Assignee Limited Partner unit in Series 5 was distributed in April 2008.

Item 1A.  Risk Factors

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  No such contributions have been made during fiscal year 2008.

Investors eventually may be allocated profits for tax purposes which exceed any cash Gateway distributes to them.  Under these circumstances, unless an investor has passive losses or credits to reduce such tax liability, the investor will have to pay federal income tax without a corresponding cash distribution from Gateway.  Similarly, in the event of a sale or foreclosure of an apartment complex, an investor may be allocated taxable income, resulting in a tax liability in excess of any cash distributed to the investor as a result of such event.

There is no assurance that investors will receive any cash distributions from the sale or disposal of a Project Partnership. The price at which a Project Partnership is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time.

Item 1B.  Unresolved Staff Comments

On January 29, 2008, Gateway received a letter (the “Letter”) from the staff of the Securities and Exchange Commission (the “Staff”) requesting responses from Gateway on a number of items arising from the Commission’s review of Gateway’s Form 10-K for the fiscal year ended March 31, 2007.  Not all of the comments and questions raised by the Staff in the Letter and subsequent replies have been resolved.  Specifically, there remains unresolved a question raised by the Staff regarding how Rule 4-08(g) of Regulation S-X should be applied to Gateway, either through its application at a registrant level (i.e., aggregating financial information in all Series in Gateway) or alternatively by application to each individual series within Gateway.

This Form 10-K has been prepared by application of Rule 4-08(g) of Regulation S-X at the registrant level, which is consistent with the methodology of Gateway’s prior year Form 10-K filings.  Depending upon the outcome of this matter, the Staff may determine additional disclosures to be required either in an Amended Form 10-K filing or in future Form 10-K filings.

Item 2.  Properties:

Gateway holds an interest in properties through its limited partnership investments in Project Partnerships.  The largest single net investment as of March 31, 2008 in a Project Partnership for each respective Series is:  Series 2, 3 and 4 is 0% of both the series and Gateway’s total assets as the Investments in Project Partnership balances in each of those series is zero, Series 5 is 5.2% of the Series’ total assets and 1.4% of Gateway’s total assets, and Series 6 is 4.6% of the Series’ total assets and 1.4% of Gateway’s total assets.  The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2007:

SERIES 2
	LOCATION OF	# OF	DATE	PROPERTY	OCCUPANCY
PARTNERSHIP	PROPERTY	UNITS	ACQUIRED	COST	RATE

Deerfield II	Douglas, GA	24	9/90	854,562	63%
Hartwell Family	Hartwell, GA	24	9/90	859,698	79%
Cherrytree Apts.	Albion, PA	33	9/90	1,467,157	85%
Springwood Apts.	Westfield, NY	32	9/90	1,568,513	94%
Lewiston	Lewiston, NY	25	10/90	1,233,935	100%
Charleston	Charleston, AR	32	9/90	1,076,098	94%
Sallisaw II	Sallisaw, OK	47	9/90	1,517,589	96%
Pocola	Pocola, OK	36	10/90	1,245,870	86%
Pearson Elderly	Pearson, GA	25	9/90	781,460	100%
Richland Elderly	Richland, GA	34	9/90	1,057,871	91%
Woodland Terrace	Waynesboro, GA	30	9/90	1,081,642	90%
Mt. Vernon Elderly	Mt. Vernon, GA	21	9/90	700,935	100%
Lakeland Elderly	Lakeland, GA	29	9/90	955,815	90%
Prairie Apartments	Eagle Butte, SD	21	10/90	1,455,816	100%
Sylacauga Heritage	Sylacauga, AL	44	12/90	1,782,517	93%
Manchester Housing	Manchester, GA	49	1/91	1,781,372	98%
Durango C.W.W.	Durango, CO	24	1/91	1,387,346	100%
Columbus Seniors	Columbus, KS	16	5/92	548,135	100%

Total Series 2		546		$21,356,331

The average effective rental income per unit for the year ended December 31, 2007 is $4,132 per year ($344 per month).

Item 2.  Properties (Continued):

SERIES 3
	LOCATION OF	# OF	DATE	PROPERTY	OCCUPANCY
PARTNERSHIP	PROPERTY	UNITS	ACQUIRED	COST	RATE

Poteau II	Poteau, OK	52	8/90	1,789,148	92%
Sallisaw	Sallisaw, OK	52	8/90	1,744,103	94%
Nowata Properties	Oolagah, OK	32	8/90	1,148,484	78%
Waldron Properties	Waldron, AR	24	9/90	860,273	92%
Roland II	Roland, OK	52	10/90	1,804,010	77%
Stilwell	Stilwell, OK	48	10/90	1,597,701	79%
Hornellsville	Arkport, NY	24	9/90	1,178,472	83%
CE McKinley II	Rising Sun, MD	16	9/90	849,429	100%
Weston Apartments	Weston, AL	10	11/90	349,236	100%
Countrywood Apts.	Centreville, AL	40	11/90	1,630,178	100%
Wildwood Apts.	Pineville, LA	28	11/90	1,111,900	100%
Hancock	Hawesville, KY	12	12/90	440,425	100%
Hopkins	Madisonville, KY	24	12/90	927,256	92%
Elkhart Apts.	Elkhart, TX	54	1/91	1,715,454	93%
Heritage Villas	Helena, GA	25	3/91	824,759	100%

Total Series 3		493		$17,970,828

The average effective rental income per unit for the year ended December 31, 2007 is $3,903 per year ($325 per month).

SERIES 4
	LOCATION OF	# OF	DATE	PROPERTY	OCCUPANCY
PARTNERSHIP	PROPERTY	UNITS	ACQUIRED	COST	RATE

Seneca Apartments	Seneca, MO	24	2/91	844,789	100%
Westville	Westville, OK	36	3/91	1,101,686	89%
Wellsville Senior	Wellsville, KS	24	3/91	810,970	92%
Stilwell II	Stilwell, OK	52	3/91	1,657,974	85%
Spring Hill Senior	Spring Hill, KS	24	3/91	1,036,369	100%
Wynnwood Common	Fairchance, PA	34	4/91	1,725,462	100%
St. George	St. George, SC	24	6/91	939,827	96%
Williston	Williston, SC	24	6/91	990,025	100%
St. Joseph	St. Joseph, IL	24	6/91	976,884	92%
Courtyard	Huron, SD	21	6/91	901,501	100%
Rural Development	Ashland, ME	25	6/91	1,434,003	96%
Jonesville Manor	Jonesville, VA	40	6/91	1,798,609	100%
Norton Green	Norton, VA	40	6/91	1,832,386	100%
Piedmont	Barnesville, GA	36	8/91	1,289,047	97%
S.F. Arkansas City	Arkansas City, KS	12	8/91	412,028	92%

Total Series 4		440		$17,751,560

The average effective rental income per unit for the year ended December 31, 2007 is $4,600 per year ($383 per month).

Item 2.  Properties (Continued):

SERIES 5
	LOCATION OF	# OF	DATE	PROPERTY	OCCUPANCY
PARTNERSHIP	PROPERTY	UNITS	ACQUIRED	COST	RATE

Seymour	Seymour, IN	37	8/91	1,517,702	95%
Effingham	Effingham, IL	24	8/91	980,617	100%
S.F. Winfield	Winfield, KS	12	8/91	402,402	83%
S.F.Medicine Lodge	Medicine Lodge, KS	16	8/91	572,924	56%
S.F. Ottawa	Ottawa, KS	24	8/91	732,342	92%
S.F. Concordia	Concordia, KS	20	8/91	695,907	90%
Carrollton Club	Carrollton, GA	78	9/91	3,217,901	96%
Scarlett Oaks	Lexington, SC	40	9/91	1,691,162	100%
Brooks Hill	Ellijay, GA	44	9/91	1,768,183	100%
Greensboro	Greensboro, GA	24	9/91	866,259	92%
Greensboro II	Greensboro, GA	32	9/91	1,088,664	94%
Pine Terrace	Wrightsville, GA	24	9/91	886,101	92%
Shellman	Shellman, GA	27	9/91	901,648	96%
Blackshear	Cordele, GA	46	9/91	1,602,204	100%
Crisp Properties	Cordele, GA	31	9/91	1,128,234	94%
Crawford	Crawford, GA	25	9/91	907,712	80%
Yorkshire	Wagoner, OK	60	9/91	2,660,289	88%
Woodcrest	South Boston, VA	40	9/91	1,632,414	100%
Clayton	Clayton, OK	24	9/91	871,530	92%
Alma	Alma, AR	24	9/91	957,710	100%
Spring Hill	Spring Hill, KS	36	9/91	1,449,378	94%
Menard Retirement	Menard, TX	24	9/91	795,318	92%
Wallis Housing	Wallis, TX	24	9/91	578,333	88%
Mill Creek	Grove, OK	60	11/91	1,741,669	97%
Cloverdale	Cloverdale, IN	24	1/92	1,025,352	96%
So. Timber Ridge	Chandler, TX	44	1/92	1,363,048	100%
Pineville	Pineville, MO	12	5/92	438,863	92%
Ravenwood	Americus, GA	24	1/94	900,996	83%

Total Series 5		900		$33,374,862

The average effective rental income per unit for the year ended December 31, 2007 is $4,175 per year ($348 per month).

Item 2.  Properties (Continued):

SERIES 6
	LOCATION OF	# OF	DATE	PROPERTY	OCCUPANCY
PARTNERSHIP	PROPERTY	UNITS	ACQUIRED	COST	RATE

Spruce	Pierre, SD	24	11/91	1,197,941	71%
Shannon	O'Neill, NE	16	11/91	725,738	94%
Carthage	Carthage, MO	24	1/92	802,338	92%
Coal City	Coal City, IL	24	3/92	1,196,654	100%
Blacksburg Terrace	Blacksburg, SC	32	4/92	1,381,401	100%
Frazer Place	Smyrna, DE	30	4/92	1,676,842	100%
Ehrhardt	Ehrhardt, SC	16	4/92	709,881	94%
Sinton	Sinton, TX	32	4/92	1,053,059	100%
Frankston	Frankston, TX	24	4/92	676,931	96%
Flagler Beach	Flagler Beach, FL	43	5/92	1,718,676	100%
Oak Ridge	Williamsburg, KY	24	5/92	1,045,646	100%
Monett	Monett, MO	32	5/92	1,050,730	97%
Arma	Arma, KS	28	5/92	938,779	93%
Southwest City	Southwest City, MO	12	5/92	448,575	100%
Meadowcrest	Luverne, AL	32	6/92	1,248,278	97%
Parsons	Parsons, KS	48	7/92	1,532,968	100%
Newport Village	Newport, TN	40	7/92	1,698,861	100%
Goodwater Falls	Jenkins, KY	36	7/92	1,329,147	97%
Northfield Station	Corbin, KY	24	7/92	971,044	92%
Pleasant Hill	Somerset, KY	24	7/92	906,672	96%
Winter Park	Mitchell, SD	24	7/92	1,363,329	96%
Cornell	Watertown, SD	24	7/92	1,178,780	100%
Heritage Drive So.	Jacksonville, TX	40	1/92	1,246,489	98%
Brodhead	Brodhead, KY	24	7/92	1,004,839	92%
Mt. Village	Mt. Vernon, KY	24	7/92	965,209	96%
Hazlehurst	Hazlehurst, MS	32	8/92	1,204,301	100%
Sunrise	Yankton, SD	33	8/92	1,507,613	97%
Stony Creek	Hooversville, PA	32	8/92	1,656,135	91%
Logan Place	Logan, OH	40	9/92	1,526,912	80%
Haines	Haines, AK	32	8/92	3,155,279	97%
Maple Wood	Barbourville, KY	24	8/92	1,039,790	100%
Summerhill	Gassville, AR	28	9/92	1,319,786	96%
Dorchester	St. George, SC	12	9/92	560,826	100%
Lancaster	Mountain View, AR	33	9/92	1,388,499	100%
Dawson	Dawson, GA	40	11/93	1,474,973	98%

Total Series 6		1,007		$42,902,921

The average effective rental income per unit for the year ended December 31, 2007 is $4,651 per year ($388 per month).

Item 2.  Properties (Continued):

A summary of the book value of the fixed assets of the Project Partnerships as of December 31, 2007, 2006 and 2005
is as follows:

	12/31/2007
	SERIES 2	SERIES 3	SERIES 4
Land	$656,680	$592,050	$637,012
Land Improvements	171,440	4,190	117,388
Buildings	19,577,352	16,337,565	15,880,793
Furniture and Fixtures	949,809	1,037,023	1,116,367
Construction in Process	1,050	0	0

Properties, at Cost	21,356,331	17,970,828	17,751,560
Less: Accum Depr.	11,322,241	12,377,887	10,348,451

Properties, Net	$10,034,090	$5,592,941	$7,403,109

	SERIES 5	SERIES 6	TOTAL
Land	$1,229,274	$1,668,141	$4,783,157
Land Improvements	85,638	597,680	976,336
Buildings	30,650,941	38,266,608	120,713,259
Furniture and Fixtures	1,409,009	2,367,292	6,879,500
Construction in Process	0	3,200	4,250

Properties, at Cost	33,374,862	42,902,921	133,356,502
Less: Accum Depr.	17,555,792	19,982,823	71,587,194

Properties, Net	$15,819,070	$22,920,098	$61,769,308

	12/31/2006
	SERIES 2	SERIES 3	SERIES 4
Land	$1,012,180	$684,171	$1,022,612
Land Improvements	176,254	60,548	189,887
Buildings	26,493,385	18,752,377	27,284,781
Furniture and Fixtures	1,008,399	1,289,230	1,631,439
Construction in Process	0	0	0

Properties, at Cost	28,690,218	20,786,326	30,128,719
Less: Accum Depr.	14,509,817	12,941,903	14,557,123

Properties, Net	$14,180,401	$7,844,423	$15,571,596

	SERIES 5	SERIES 6	TOTAL
Land	$1,451,551	$1,709,391	$5,879,905
Land Improvements	160,551	569,385	1,156,625
Buildings	36,218,888	39,614,448	148,363,879
Furniture and Fixtures	1,859,764	2,573,492	8,362,324
Construction in Process	0	0	0

Properties, at Cost	39,690,754	44,466,716	163,762,733
Less: Accum Depr.	19,192,129	19,596,977	80,797,949

Properties, Net	$20,498,625	$24,869,739	$82,964,784

Item 2.  Properties (Continued):

	12/31/2005
	SERIES 2	SERIES 3	SERIES 4
Land	$1,012,180	$985,546	$1,188,112
Land Improvements	153,721	131,281	222,427
Buildings	26,439,200	25,661,272	31,384,891
Furniture and Fixtures	975,046	1,593,479	1,814,832
Construction in Process	38,604	0	0

Properties, at Cost	28,618,751	28,371,578	34,610,262
Less: Accum Depr.	13,623,386	16,335,525	15,441,345

Properties, Net	$14,995,365	$12,036,053	$19,168,917

	SERIES 5	SERIES 6	TOTAL
Land	$1,451,551	$1,709,391	$6,346,780
Land Improvements	159,501	556,191	1,223,121
Buildings	36,202,243	39,024,120	158,711,726
Furniture and Fixtures	1,814,555	2,414,255	8,612,167
Construction in Process	0	0	38,604

Properties, at Cost	39,627,850	43,703,957	174,932,398
Less: Accum Depr.	17,923,547	18,360,632	81,684,435

Properties, Net	$21,704,303	$25,343,325	$93,247,963

Item 3.  Legal Proceedings

Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

As of March 31, 2008, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for the Registrant’s Securities and Related Security Holder Matters

(a)  Gateway’s Limited Partnership interests (BACs) are not publicly traded.  There is no market for Gateway’s Limited Partnership interests and it is unlikely that any will develop.  No transfers of Limited Partnership Interest or BAC Units are permitted without the prior written consent of the Managing General Partner.  There have been several transfers from inception to date with most being from individuals to their trusts or heirs.  The Managing General Partner is not aware of the price at which the units are transferred.  The conditions under which investors may transfer units is found under ARTICLE XII -  “Issuance of BAC’S” on pages A-29 and A-30 of the Limited Partnership Agreement within the Prospectus, which is incorporated herein by reference.

(b)  Approximate Number of Equity Security Holders:

Title of Class                   Number of Holders
as of March 31, 2008
Beneficial Assignee Certificates             2,080
General Partner Interest                     2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:
SERIES 2	2008	2007	2006	2005	2004
Total Revenues	$ 13,326	$ 15,209	$ 7,263	$ 13,938	$ 12,820
Net Income (Loss)	538,973	(119,127)	(156,399)	(97,520)	(92,200)
Equity in Loss of
Project Partnerships	0	0	(32,092)	(10,911)	(8,484)
Total Assets	209,701	257,364	316,805	394,306	445,532
Investments In Project
Partnerships	0	0	0	34,391	47,597
Per BAC: (A)
Tax Credits	0.02		.14	.14	.14
Portfolio Income	8.66	6.65	4.74	4.18	5.18
Passive Loss	(89.10)	(125.58)	(129.62)	(142.06)	(157.55)
Net Income (Loss)	86.96	(19.22)	(25.23)	(15.73)	(14.88)
Distributions Paid	137.59	0	0	0	0

FOR THE YEARS ENDED MARCH 31,:
SERIES 3	2008	2007	2006	2005	2004
Total Revenues	$ 19,193	$ 20,439	$ 22,861	$ 18,781	$ 22,801
Net Income (Loss)	42,787	305,962	(108,278)	(77,647)	(77,243)
Equity in Income
(Loss) of Project
Partnerships	0	490	0	0	(5,137)
Total Assets	202,574	598,431	294,987	329,653	344,724
Investments In Project
Partnerships	0	0	0	0	0
Per BAC: (A)
Tax Credits	0	0	0	0.17
Portfolio Income	8.09	11.09	6.85	5.78	6.54
Passive Loss	(79.78)	(118.50)	(137.15)	(147.47)	(159.39)
Net Income (Loss)	7.61	46.84	(19.65)	(14.09)	(14.02)
Distributions Paid	79.93	18.25	0	0	0

Item 6.  Selected Financial Data (Continued)

FOR THE YEARS ENDED MARCH 31,:
SERIES 4	2008	2007	2006	2005	2004
Total Revenues	$ 14,020	$ 20,091	$ 18,473	$ 16,181	$ 27,960
Net Income (Loss)	183,252	(79,276)	(138,304)	(102,967)	(98,159)
Equity in Loss of
Project Partnerships	0	0	0	0	(8,763)
Total Assets	275,302	469,913	396,889	445,208	472,775
Investments In Project
Partnerships	0	0	0	0	0
Per BAC: (A)
Tax Credits	0	0	1.22	.21	1.22
Portfolio Income	9.15	9.68	5.99	5.11	4.16
Passive Loss	(103.10)	(149.08)	(150.52)	(140.52)	(134.34)
Net Income (Loss)	26.06	(20.70)	(19.80)	(14.74)	(14.05)
Distributions Paid	51.60	0	0	0	0

FOR THE YEARS ENDED MARCH 31,:
SERIES 5	2008	2007	2006	2005	2004
Total Revenues	$ 27,867	$ 26,812	$ 22,819	$ 27,663	$ 16,981
Net Income (Loss)	38,818	(194,685)	(208,790)	15,153	(265,039)
Equity in Loss of
Project Partnerships	(23,323)	(5,528)	(22,512)	(21,348)	(133,705)
Total Assets	406,040	402,832	508,067	773,331	827,194
Investments In Project
Partnerships	21,112	125,403	151,630	202,405	229,630
Per BAC: (A)
Tax Credits	0	0	0	2.33	8.66
Portfolio Income	7.35	5.89	5.79	5.39	4.81
Passive Loss	(117.09)	(118.24)	(112.76)	(151.09)	(148.50)
Net Income (Loss)	3.78	(22.37)	(23.99)	(6.71)	(30.45)
Distributions Paid	14.75	0	18.23	0	0

FOR THE YEARS ENDED MARCH 31,:
SERIES 6	2008	2007	2006	2005	2004
Total Revenues	$ 28,650	$ 29,678	$ 26,354	$ 32,039	$ 21,129
Net Loss	(267,784)	(332,668)	(342,258)	(198,709)	(294,767)
Equity in Income
(Loss) of Project
Partnerships	18,738	(7,156)	(25,699)	(65,236)	(148,498)
Total Assets	460,616	683,149	914,235	1,374,037	1,467,978
Investments In Project
Partnerships	28,229	208,779	372,285	781,147	858,488
Per BAC: (A)
Tax Credits	0	0	0	3.81	15.16
Portfolio Income	11.78	9.85	7.33	5.34	5.41
Passive Loss	(90.12)	(99.04)	(96.72)	(99.58)	(109.10)
Net Loss	(26.24)	(32.59)	(42.09)	(19.47)	(28.88)
Distributions Paid	5.99	0	22.17	0	0

Item 6.  Selected Financial Data (Continued)

FOR THE YEARS ENDED MARCH 31,:
TOTAL SERIES 2 – 6	2008	2007	2006	2005	2004
Total Revenues	$ 103,056	$ 112,229	$ 97,770	$ 108,602	$ 101,691
Net Income (Loss)	536,046	(419,794)	(954,029)	(461,690)	(827,408)
Equity in Loss of
Project Partnerships	(4,585)	(12,194)	(80,303)	(97,495)	(304,587)
Total Assets	1,554,233	2,411,689	2,430,983	2,745,609	2,960,639
Investments In Project
Partnerships	49,341	334,182	523,915	1,017,943	1,135,715

(A) The per BAC tax information is as of December 31, the year end for tax purposes.

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.  This statement is not covered by the auditor’s opinion included elsewhere in this report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 (the “Act”) mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas, and certain provisions of the Act have been implemented by Gateway and other provisions will be implemented by Gateway in subsequent years.  In light of the additional requirements of the Act, Gateway has and expects to continue to incur increased expenses related to compliance with the Act.

Results of Operations, Liquidity and Capital Resources

Operations commenced on September 14, 1990, with the first admission of Assignees in Series 2.  The proceeds from Assignees’ capital contributions available for investment were used to acquire interests in Project Partnerships.

Gateway – All Series - The following discusses the overall results of operations, liquidity and capital resources for Gateway as a whole.  A summary of the activity within each specific Series of Gateway then follows.

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased 8% in fiscal year 2008 to $103,056, a decrease of $9,173 from the fiscal year 2007 distribution income of $112,229, which represented a $14,459 or 15% increase as compared to distribution income of $97,770 in fiscal year 2006.  The decrease results in part from fewer Project Partnerships held by Gateway during the most recent fiscal year.

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

Total expenses of Gateway were $882,871 for the fiscal year ended March 31, 2008, a decrease of $199,595 as compared to the fiscal year 2007 total expenses of $1,082,466, which represented a $196,394 decrease in total expenses as compared to the fiscal year 2006 amount of $1,278,860.  Impairment expense represents a significant component of total expenses in fiscal year 2007 and 2006.  Impairment expense is a non-cash element of expense that arises whenever events or changes in circumstances indicate that the recorded carrying value of a respective Investment in Project Partnership may not be recoverable.  No impairment expense was recorded during fiscal year 2008.  During fiscal year 2007, impairment expense was recorded in the aggregate amount of $103,003.  In fiscal year 2006, the impairment expense recorded was $343,241.  Net of this impairment expense, expenses of Gateway decreased $96,592, or 10% in fiscal year 2008 versus fiscal year 2007.  The decrease in fiscal year 2008 results from decreases in 1) asset management fees due to sales of Project Partnerships (Gateway ceases accruing asset management fees for sold Project Partnerships) and 2) amortization expense (due to the acquisition fee intangible asset of several Project Partnerships becoming fully amortized).  The fiscal year 2007 expense represented a $43,844, or 5%, increase over the fiscal year 2006 amount of $935,619 net of impairment expense.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

For the year ended March 31, 2008 the Project Partnerships reported losses of $4,585 which represents a $7,609 decrease as compared to the losses from Project Partnerships for the year ended March 31, 2007 of $12,194.  For the fiscal year ended March 31, 2006, the Project Partnerships reported a loss of $80,303.  Typically, it is customary in the low-income housing Tax Credit industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  Since Gateway invests as a limited partner in Project Partnerships, and is therefore not obligated to fund losses or make additional capital contributions, Gateway does not recognize losses from individual Project Partnerships to the extent that these losses would reduce the investment balance below zero.  Therefore, as the Project Partnership investments mature and the Investments in Project Partnership balances decrease over time, the losses from Project Partnerships recorded by Gateway decrease.

In fiscal year 2008, the Gain on Sale of Project Partnerships amounted to $1,236,796, an increase from the fiscal year 2007 Gain on Sale of Project Partnerships amount of $475,364 which was an increase over the fiscal year 2006 Gain on Sale of Project Partnerships of $224,074.  As more fully discussed herein, twenty-five Project Partnership investments were sold or disposed of in fiscal year 2008 as compared to ten in fiscal year 2007 and one in fiscal year 2006.  The amount of the gain or loss on a sale of a Project Partnership and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the exit strategy section that follows.

In total, Gateway reported net income of $536,046 from operations for the year ended March 31, 2008.  Cash and Cash Equivalents decreased by $489,272 but Investments in Securities increased by $45,157.  Of the Cash and Cash Equivalents on hand as of March 31, 2008, $232,965 is payable to certain series’ Assignees arising from the sale of Project Partnerships during fiscal year 2008, which are for distribution to those certain Assignees in fiscal year 2009.  After consideration of these sales proceeds, Cash and Cash Equivalents and Investments in Securities decreased $301,017 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  As of March 31, 2008, the series had invested $3,351,639 in 18 Project Partnerships located in 9 states containing 546 apartment units.  Average occupancy of the Project Partnerships was 92% as of December 31, 2007.

Equity in Loss of Project Partnerships was $0 for the each of the years ended March 31, 2008 and March 31, 2007; the fiscal year 2007 amount of $0 represented a decrease of $32,092 from the fiscal year 2006 loss amount.  As presented in Note 5, Gateway’s share of net loss decreased from $637,400 for the year ended March 31, 2006 to $527,581 for the year ended March 31, 2007 and to $344,549 for the year ended March 31,2008.  Suspended losses were $605,308 for the year ended March 31, 2006, $527,581 for the year ended March 31, 2007, and $344,549 for the year ended March 31, 2008.  If not suspended, these losses would have reduced the investment in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $875,459, $886,432, and $655,788 for the years ended December 31, 2005, 2006 and 2007, respectively.)  As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes until the year of disposition.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

At March 31, 2008, the Series had $83,047 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $126,654 in U. S. Treasury Notes with a maturity value of $125,000 at June 30, 2008.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As disclosed on the statement of cash flows, the Series had net income of $538,973 for the year ended March 31, 2008.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $61,560.  Cash provided by investing activities totaled $668,082 consisting of $13,326 in cash distributions from the Project Partnerships, $652,922 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships) and $127,000 from matured U.S. Treasury Notes, offset by $125,166 used to purchase U.S. Treasury Notes in July 2007.  Cash used in financing activities totaled $653,199 consisting of $191,053 in capital contributions offset by $844,252 in distributions paid to Assignees.

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  As of March 31, 2008 the series had invested $2,494,974 in 15 Project Partnerships located in 9 states containing 493 apartment units.  Average occupancy of the Project Partnerships was 90% as of December 31, 2007.

Equity in Income of Project Partnerships was $0 for the year ended March 31, 2008, a decrease from $490 from the fiscal year 2007 amount.  Equity in income of Project Partnerships for the year ended March 31, 2006 was $0.  As presented in Note 5, Gateway’s share of net loss decreased from $595,587 for the year ended March 31, 2006 to $334,438 for the year ended March 31, 2007 and then increased to $349,342 for the year ended March 31, 2008.  Suspended losses decreased from $595,587 for the year ended March 31, 2006 to $333,948 for the year ended March 31, 2007 and then increased to $349,342 for the year ended March 31, 2008.  If not suspended, these losses would have reduced the investment in Project Partnerships below zero.  (These Project Partnerships reported depreciation and amortization of $965,926, $731,144 and $647,338 for the years ended December 31, 2005, 2006 and 2007, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2008, the Series had $75,920 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $126,654 in U.S. Treasury Notes with a maturity value of $125,000 at June 30, 2008.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $42,787 for the year ended March 31, 2008.  However, after adjusting the changes in operating assets and liabilities, net cash used in operating activities was $62,055.  Cash provided by investing activities totaled $147,283 consisting of $19,193 in cash distributions from the Project Partnerships, $44,000 collection of Receivable from sale of Project Partnerships, $82,256 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $127,000 from matured U.S. Treasury Notes, offset by $125,166 used to purchase U.S. Treasury Notes in July 2007.  Cash used in financing activities (distributions paid to Assignees) totaled $436,099.

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  As of March 31, 2008, the series had invested $2,563,233 in 15 Project Partnerships located in 10 states containing 440 apartment units.  Average occupancy of the Project Partnerships was 96% at December 31, 2007.

Equity in Loss of Project Partnerships was $0 for the year ended March 31, 2008, no change from each of fiscal year 2007 and 2006.  As presented in Note 5, Gateway’s share of net loss decreased from $684,436 for the year ended March 31, 2006 to $592,559 for the year ended March 31, 2007 and to $296,965 for the year ended March 31, 2008.  Suspended losses decreased from $684,436 for the year ended March 31, 2006 to $592,559 for the year ended March 31, 2007 and to $296,965 for the year ended March 31, 2008.  If not suspended, these losses would have reduced the investment in Project Partnerships below zero.  (These Project Partnerships reported depreciation and amortization of $1,044,298, $921,420 and $595,028 for the years ended December 31, 2005, 2006 and 2007, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2008, the Series had $97,986 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $177,316 in U.S. Treasury Notes with a maturity value of $175,000 at June 30, 2008.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $183,252 for the year ended March 31, 2008.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $72,615.  Cash provided by investing activities totaled $320,899 consisting of $14,020 in cash distributions from the Project Partnerships, $84,500 collection of Receivable from sale of Project Partnerships, $219,611 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $178,000 from matured U.S. Treasury Notes, offset by $175,232 used to purchase U.S. Treasury Notes in July 2007.  Cash used in financing activities (distributions paid to Assignees) totaled $356,814.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  As of March 31, 2008, the series had invested $5,097,323 in 28 Project Partnerships located in 10 states containing 900 apartment units.  Average occupancy of the Project Partnerships was 94% as of December 31, 2007.

Equity in Loss of Project Partnerships increased $17,795 to $23,323 in fiscal year 2008, as compared to $5,528 in fiscal year 2007.  The fiscal year 2007 amount was a $16,984 decrease from the fiscal year 2006 loss of $22,512.  As presented in Note 5, Gateway’s share of net loss increased from $724,141 for the year ended March 31, 2006 to $738,149 for the year ended March 31, 2007 and then decreased to $627,017 for the year ended March 31, 2008.  Suspended losses increased from $701,629 for the year ended March 31, 2006 to $732,621 for the year ended March 31, 2007 and then decreased to $603,694 for the year ended March 31, 2008.  If not suspended, these losses would have reduced the investment in Project Partnerships below zero.  (These Project Partnerships reported depreciation and amortization of $1,203,506, $1,220,039 and $1,066,122 for the years ended December 31, 2005, 2006 and 2007, respectively.)  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There were no impairment expenses in fiscal years 2008, 2007, and 2006.  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2008, the Series had $258,274 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $126,654 in U.S. Treasury Notes with a maturity value of $125,000 at June 30, 2008.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $38,818 for the year ended March 31, 2008.  However, after adjusting for Equity in Loss of Project Partnerships of $23,323 and the changes in operating assets and liabilities, net cash used in operating activities was $103,819.  Cash provided by investing activities totaled $313,260 consisting of $30,347 in cash distributions from the Project Partnerships, $307,079 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $101,000 from matured U.S. Treasury Notes, offset by $125,166 used to purchase U.S. Treasury Notes in July 2007.  Cash used in financing activities (distributions paid to Assignees) totaled $127,087.

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  As of March 31, 2008, the series had invested $6,511,934 in 35 Project Partnerships located in 18 states containing 1,007 apartment units.  Average occupancy of the Project Partnerships was 96% as of December 31, 2007.

Equity in Income of Project Partnerships increased $25,894 to $18,738 in fiscal year 2008 as compared to a loss of $7,156 for fiscal year 2007.  The fiscal year 2007 loss was an $18,543 decrease from a loss of $25,699 recorded in fiscal year 2006.  As presented in Note 5, Gateway’s share of net loss decreased from $590,957 for the year ended March 31, 2006 to $569,570 for the year ended March 31, 2007 and to $451,456 for the year ended March 31, 2008.  Suspended losses decreased from $565,258 for the year ended March 31, 2006 to $562,414 for the year ended March 31, 2007 and to $470,194 for the year ended March 31, 2008.  If not suspended, these losses would have reduced the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,293,203, $1,303,827 and $1,312,782 for the years ended December 31, 2005, 2006 and 2007, respectively.)  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense in fiscal year 2008.  For the fiscal years ended March 31, 2007 and 2006, impairment expenses of $103,003 and $343,241 were recognized, respectively.  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2008, the Series had $128,416 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $303,971 in U.S. Treasury Notes with a maturity value of $300,000 at June 30, 2008.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $267,784 for the year ended March 31, 2008.  However, after adjusting for Equity in Income of Project Partnerships of $18,738 and the changes in operating assets and liabilities, net cash used in operating activities was $115,862.  Cash provided by investing activities totaled $110,843 consisting of $31,770 in cash distributions from the Project Partnerships, $100,471 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $279,000 from matured U.S. Treasury Notes, offset by $300,398 used to purchase U.S. Treasury Notes in July 2007.  Cash used in financing activities (distributions paid to Assignees) totaled $60,529.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss was recognized for the fiscal year ended March 31, 2008.  For the fiscal years ended March 31, 2007 and 2006, impairment expense was recognized in the Statement of Operations in Series 6 in the total amount of $103,003 and $343,241, respectively.  Impairment loss is an estimate based on management's knowledge and experience.  Accordingly, actual results could differ from these estimates.

Recent Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. FAS No. 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. general accepted accounting principles and expands disclosure requirements about fair value measurements. FAS  No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of FAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. Gateway will adopt FAS No. 157 effective in fiscal year 2009. The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS  No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Gateway will adopt FAS No. 159 in fiscal year 2009. The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

Exit Strategy

The IRS compliance period for low-income housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion.  Gateway is currently in the process of disposing of its investments in Project Partnerships which have reached the end of their fifteen year Tax Credit compliance period.  Gateway’s objective is to sell Gateway’s interest in such assets for fair market value and ultimately, to liquidate the Project Partnerships.  Generally, the market for Project Partnerships is limited.  Some of the factors which negatively impact the marketability of these projects include (1) requirements by government agencies that the project’s mortgagor continue to maintain the property in the low-income housing program, and (2) the mortgage balance of the property is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships and lengthy (usually 50 year) amortization periods.

As of March 31, 2008, Gateway holds a limited partner interest in 111 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  18 Project Partnerships for Series 2, 15 Project Partnerships for Series 3, 15 Project Partnerships for Series 4, 28 Project Partnerships for Series 5, and 35 Project Partnerships for Series 6.  All but two of the Project Partnerships have reached the end of their Tax Credit compliance period.  As of March 31, 2008, thirty-seven of the Project Partnerships have been sold or otherwise disposed of (4 in Series 2, 8 in Series 3, 14 in Series 4, 8 in Series 5, and 3 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fiscal Year 2008 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
October 2007	Inverness Club, Ltd.	$309,188	$50.39	$308,748
October 2007	Lakeshore Apartments	105,432	17.18	105,324
April 2007	Claxton Elderly, Ltd.	56,043	9.13	56,043
April 2007	Lake Park, Ltd.	183,026	29.83	182,807
				$652,922

The net proceeds from the sale of Inverness Club, Ltd. and Lakeshore Apartments were distributed to the Series 2 Assignees in February 2008.

The net proceeds from the sale of Claxton Elderly, Ltd. were distributed to the Series 2 Assignees in August 2007.

The net proceeds from the sale of Lake Park, Ltd. were distributed to the Series 2 Assignees in October 2007.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in new partnerships, which have a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The following properties were the subject of re-syndication transactions in which the Managing General Partner was involved in the re-syndication, and $191,053 of re-syndication profit has been contributed to Gateway by the Managing General Partner in October 2007.  The re-syndication profit contributions associated with each transaction are as follows:

Claxton Elderly, Ltd.	$ 42,775
Lake Park, Ltd.	148,278

Total Re-syndication contribution	$ 191,053

Series 3

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
December 2007	Sunchase II, Ltd.	$ 73,000	$13.38	$ 74,700
December 2007	Logansport Seniors Apartments	6,000	1.10	7,371
March 2007	Belmont Senior Apts., Ltd.	-	-	43,850
	Other, net (see below)			185
				$126,106

The net proceeds from the sale of Sunchase II, Ltd. and Logansport Seniors Apartments were distributed to the Series 3 Assignees in March 2008.

In accordance with FASB No. 66, although the sale of Belmont Senior Apts., Ltd. was consummated on or prior to March 31, 2007, the gain on the sale was deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and the deferred gain of $43,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $185 resulting from the true-up of accrued and actual legal expenses arising from a Project Partnership sale transaction which closed in a prior year.  This amount was distributed to the Series 3 Assignees in March 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Series 4

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
February 2008	Chestnut Apartments	$ -	$ -	$ (2,000)
December 2007	Oaks Apartments	6,000	0.87	7,737
December 2007	Tarpon Heights Apartments	10,000	1.45	11,653
December 2007	Sonora Seniors Apartments, Ltd.	6,000	0.87	7,737
December 2007	Fredericksburg Seniors Apartments, Ltd.	10,000	1.45	11,578
December 2007	Ozona Seniors, Ltd.	4,000	0.58	5,587
December 2007	Brackettville Seniors Apartments, Ltd.	6,000	0.87	7,663
December 2007	Timpson Seniors Apartments, Ltd.	5,000	0.72	6,738
November 2007	Jasper Villas Apartments	99,700	14.42	99,700
October 2007	Eudora Senior Housing	63,379	9.17	63,218
March 2007	Edmonton Senior, Ltd.	-	-	38,350
March 2007	Owingsville Senior, Ltd.	-	-	45,850
				$303,811

The net proceeds from the sale of Oaks Apartments, Tarpon Heights Apartments, Sonora Seniors Apartments, Ltd., Fredericksburg Seniors Apartments, Ltd., Ozona Seniors, Ltd., Brackettville Seniors Apartments, Ltd., Timpson Seniors Apartments, Ltd., Jasper Villas Apartments, and Eudora Senior Housing were distributed to the Series 4 Assignees in March 2008.

In accordance with FASB No. 66, although the sales of Edmonton Senior, Ltd. and Owingsville Senior, Ltd. were consummated on or prior to March 31, 2007, the gains on the sales were deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from these sales were subsequently received in April 2007 and the deferred gains of $38,350 and $45,850 were recognized in the fiscal year 2008 first quarter Statement of Operations.

Series 5

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
November 2007	Zapata Housing, Ltd.	$ 74,935	$ 8.70	$ (3,880)
October 2007	Pemberton Village II, Ltd.	53,560	6.22	53,560
October 2007	Magic Circle II, Ltd.	51,787	6.01	51,787
September 2007	Redmont II, Ltd.	16,575	1.92	16,575
September 2007	Fox Ridge Apartments, Ltd.	16,650	1.93	16,650
September 2007	Country Place Apartments - Georgetown	46,736	5.42	46,736
September 2007	Country Place Apartments - Portland II	47,163	5.47	47,163
				$228,591

The net proceeds from the sale of Zapata Housing, Ltd., Pemberton Village II, Ltd., and Magic Circle II, Ltd. are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds were distributed to the Series 5 Assignees in April 2008.

The net proceeds from the sale of Redmont II, Ltd., Fox Ridge Apartments, Ltd., Country Place Apartments - Georgetown, and Country Place Apartments - Portland II were distributed to the Series 5 Assignees in October 2007.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
December 2007	Hardy Senior Citizen Apartments	$ 39,837	$ 3.94	$ (9,834)
August 2007	Autumn Village II	60,837	5.99	(64,800)
$ (74,634)

Of the March 31, 2007 Reserve for Impairment of Investments in Project Partnerships balance in Series 6, $243,433 pertained to Hardy Senior Citizen Apartments.  After giving effect to the Reserve for Impairment, Gateway recognized a $9,834 loss on the sale of this Project Partnership during fiscal year 2008.

Of the March 31, 2007 Reserve for Impairment of Investments in Project Partnerships balance in Series 6, $202,811 pertained to Autumn Village II.  After giving effect to the Reserve for Impairment, Gateway recognized a $64,800 loss on the sale of this Project Partnership during fiscal year 2008.

The net proceeds from the sale of Hardy Senior Citizen Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds will be distributed to the Series 6 Assignees during fiscal year 2009.

The net proceeds from the sale of Autumn Village II were distributed to the Series 6 Assignees in November 2007.

Fiscal Year 2007 Disposition Activity:

Series 3

					Deferred
Transaction			Net Proceeds	Gain (Loss)	Gain on
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	Disposal
March 2007	Belmont Senior Apts., Ltd.	$ 43,850	$ 8.04	$ -	$ 43,850
January 2007	Southwood	42,652	7.82	42,652
January 2007	Bryan Senior Village	82,145	15.06	82,145
January 2007	Brubaker Square	115,009	21.08	115,009
January 2007	Villa Allegra	73,408	13.45	73,408
November 2006	Birchwood Apartments	99,410	18.25	99,410
				$412,624

In accordance with FASB No. 66, although the sale of Belmont Senior Apts., Ltd. was consummated on or prior to March 31, 2007, the gain on the sale was deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and the net proceeds were distributed to the Series 3 Assignees in May 2007.  The deferred gain of $43,850 was recognized in the fiscal year 2008 Statement of Operations.

The net proceeds from the sale of Southwood, Bryan Senior Village, Brubaker Square, and Villa Allegra are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Series 3 Assignees in May 2007.

The net proceeds from the sale of Birchwood Apartments were distributed to the Series 3 Assignees in December 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Series 4

					Deferred
Transaction			Net Proceeds	Gain (Loss)	Gain on
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	Disposal
March 2007	Edmonton Senior, Ltd.	$ 38,350	$ 5.55	$ -	$ 38,350
March 2007	Owingsville Senior, Ltd.	45,850	6.63	-	45,850
January 2007	Alsace Village	23,370	3.38	23,370
January 2007	Smithfield Greenbriar	39,370	5.69	39,370
				$ 62,740

In accordance with FASB No. 66, although the sales of Edmonton Senior, Ltd. and Owingsville Senior, Ltd. were consummated on or prior to March 31, 2007, the gains on the sales were deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from these sales were subsequently received in April 2007 and the net proceeds were distributed to the Series 4 Assignees in May 2007.  The deferred gains of $38,350 and $45,850 were recognized in the fiscal year 2008 Statement of Operations.

The net proceeds from the sale of Alsace Village and Smithfield Greenbriar are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Series 4 Assignees in May 2007.

Fiscal Year 2006 Disposition Activity:

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
August 2005	Mountain Crest Limited Partnership	$ 224,074	$ 22.17	$ 224,074
$ 224,074

The net proceeds from the sale of Mountain Crest Limited Partnership were distributed to the Series 6 Assignees in November 2005.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of March 31, 2008:

Project Partnership sold subsequent to March 31, 2008:

Series 4

Norton Green Limited Partnership

Subsequent to the March 31, 2008 year-end, Gateway sold its Project Partnership investment in Norton Green Limited Partnership.  Gateway received approximately $121,000 in net proceeds which also approximates the gain on sale of Project Partnerships to be recognized in fiscal year 2009 (approximately $17.50 per beneficial assignee certificate) from this sale transaction in June 2008 which will be distributed to the Series 4 Assignees during fiscal year 2009.  This sale will be reflected in the financial statements for the quarter-ended June 30, 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 2

Durango C.W.W. Limited Partnership

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership are estimated to be $52,000, or $8.47 per beneficial assignee certificate which would be available for distribution to the Series 2 Assignees subsequent to the closing of this sales transaction which would most likely occur within the next 18-month period.

Series 4

Rural Development Group	Jonesville Manor Limited Partnership

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should each of the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $100,000, or $14.46 per beneficial assignee certificate which would be available for distribution to the Series 4 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 18-month period.

Series 6

Blacksburg Terrace Limited Partnership	Newport Village Limited Partnership

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should each of the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $90,000, or $8.91 per beneficial assignee certificate which would be available for distribution to the Series 6 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 18-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase the Project Partnership interest:

Series 2

Lewiston Limited Partnership

Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction are estimated to be $135,000, or $22.00 per beneficial assignee certificate potentially available for distribution to the Series 2 Assignees over the next 18 months.  This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

Series 3

Countrywood Apartments, Limited	Wildwood Apartments, Limited

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Series 5

Shellman Housing, L.P.	Pine Terrace Apartments, L.P.
Crisp Properties, L.P.	Blackshear Apartments, L.P. Phase II

Should all of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $490,000, or $56.87 per beneficial assignee certificate potentially available for distribution to the Series 5 Assignees over the next 18 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Series 6

Meadowcrest Apartments, Ltd.	Lancaster House
Country Place Apartments – Coal City

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

Project Partnerships currently or previously listed for sale on a commercial real estate for sale website or listed for sale by the general partner of the Project Partnership:

Series 2

Prairie Apartments Limited Partnership

Series 3

Hornellsville Apartments	Weston Apartments, Limited
Elkhart Apts., Ltd.

Series 4

Village Apartments of St. Joseph II Limited Partnership

Series 5

Village Apartments of Effingham Limited Partnership	Village Apartments of Seymour II, L.P.

Series 6

Cornell Apartments Limited Partnership	Shannon Apartments Limited Partnership
Winter Park Apartments Limited Partnership	Spruce Apartments Limited Partnership

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disclosure of Contractual Obligations

		Payment due by period
Contractual Obligations		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities Reflected on the
Registrant’s Balance Sheet under GAAP	$4,168,682 (1)	335,684	3,832,998	0	0

(1)  The Other Liabilities represent the asset management fees and other general and administrative expense reimbursements owed to the General Partners as of March 31, 2008.  This payable is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing.  As referred to in Note 4, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due later than one year within the next twelve months.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, no information is required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund II Ltd.

We have audited the accompanying balance sheets of Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) – Series 2 through 6, in total and for each series, as of March 31, 2008 and 2007, and the related statements of operations, partners’ deficit, and cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2008.  Gateway’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Gateway is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Gateway’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund II Ltd. – Series 2 through 6, in total and for each series, as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.
REZNICK GROUP, P.C.

Atlanta, Georgia
July 11, 2008

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 2		SERIES 3		SERIES 4
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$83,047	$129,724	$75,920	$426,791	$97,986	$206,516
Investments in Securities	126,654	127,640	126,654	127,640	177,316	178,897
Receivable - Other	-	-	-	44,000	-	84,500

Total Assets	$209,701	$257,364	$202,574	$598,431	$275,302	$469,913

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$55,456	$48,705	$53,465	$55,354	$63,632	$60,680
Distribution Payable	-	-	3,249	313,273	9,737	62,744
Deferred Gain on Sale of Project Partnerships	-	-	-	43,850	-	84,200

Total Current Liabilities	55,456	48,705	56,714	412,477	73,369	207,624

Long-Term Liabilities:
Payable to General Partners	726,103	666,568	594,405	551,211	782,308	722,109

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 6,136, 5,456, and 6,915
for Series 2, 3, and 4, respectively, have
been issued at March 31, 2008 and 2007	(709,923)	(399,531)	(449,798)	(365,257)	(583,401)	(459,820)
General Partners	138,065	(58,378)	1,253	-	3,026	-

Total Partners' Deficit	(571,858)	(457,909)	(448,545)	(365,257)	(580,375)	(459,820)

Total Liabilities and Partners' Deficit	$209,701	$257,364	$202,574	$598,431	$275,302	$469,913

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$258,274	$175,920	$128,416	$193,964	$643,643	$1,132,915
Investments in Securities	126,654	101,509	303,971	280,406	861,249	816,092
Receivable - Other	-	-	-	-	-	128,500

Total Current Assets	384,928	277,429	432,387	474,370	1,504,892	2,077,507

Investments in Project Partnerships, net	21,112	125,403	28,229	208,779	49,341	334,182

Total Assets	$406,040	$402,832	$460,616	$683,149	$1,554,233	$2,411,689

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$83,663	$78,583	$79,468	$74,311	$335,684	$317,633
Distribution Payable	179,992	-	39,987	46	232,965	376,063
Deferred Gain on Sale of Project Partnerships	-	-	-	-	-	128,050

Total Current Liabilities	263,655	78,583	119,455	74,357	568,649	821,746

Long-Term Liabilities:
Payable to General Partners	690,261	603,864	1,039,921	939,298	3,832,998	3,483,050

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 8,616 and 10,105 for
Series 5 and 6, respectively, have been
been issued at March 31, 2008 and 2007	(550,103)	(275,580)	(692,755)	(327,179)	(2,985,980)	(1,827,367)
General Partners	2,227	(4,035)	(6,005)	(3,327)	138,566	(65,740)

Total Partners' Deficit	(547,876)	(279,615)	(698,760)	(330,506)	(2,847,414)	(1,893,107)

Total Liabilities and Partners' Deficit	$406,040	$402,832	$460,616	$683,149	$1,554,233	$2,411,689

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	SERIES 2			SERIES 3
	2008	2007	2006	2008	2007	2006
Revenues:
Distribution Income	$13,326	$15,209	$7,263	$19,193	$20,439	$22,861
Total Revenues	13,326	15,209	7,263	19,193	20,439	22,861

Expenses:
Asset Management Fee - General Partner	59,534	67,315	67,609	43,194	58,055	62,716
General and Administrative:
General Partner	63,960	61,537	47,681	53,244	63,702	49,848
Other	22,305	19,652	28,551	19,208	21,099	30,605
Amortization	-	-	699	-	-	-

Total Expenses	145,799	148,504	144,540	115,646	142,856	143,169

Loss Before Equity in (Loss) Income of
Project Partnerships and Other Income	(132,473)	(133,295)	(137,277)	(96,453)	(122,417)	(120,308)
Equity in (Loss) Income of Project
Partnerships	-	-	(32,092)	-	490	-
Gain on Sale of Project Partnerships	652,922	-	-	126,106	412,624	-
Interest Income	18,524	14,168	12,970	13,134	15,265	12,030

Net Income (Loss)	$538,973	$(119,127)	$(156,399)	$42,787	$305,962	$(108,278)

Allocation of Net Income (Loss):
Assignees	$533,583	$(117,936)	$(154,835)	$41,534	$255,563	$(107,195)
General Partners	5,390	(1,191)	(1,564)	1,253	50,399	(1,083)

	$538,973	$(119,127)	$(156,399)	$42,787	$305,962	$(108,278)
Net Income (Loss) Per Beneficial
Assignee Certificate	$86.96	$(19.22)	$(25.23)	$7.61	$46.84	$(19.65)
Number of Beneficial Assignee
Certificates Outstanding	6,136	6,136	6,136	5,456	5,456	5,456

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	SERIES 4			SERIES 5
	2008	2007	2006	2008	2007	2006
Revenues:
Distribution Income	$14,020	$20,091	$18,473	$27,867	$26,812	$22,819
Total Revenues	14,020	20,091	18,473	27,867	26,812	22,819

Expenses:
Asset Management Fee - General Partner	60,199	74,671	77,205	86,397	92,287	92,722
General and Administrative:
General Partner	68,200	81,118	62,853	95,494	97,901	77,443
Other	22,840	23,570	33,151	26,495	24,984	30,180
Amortization	-	-	-	-	15,436	25,784

Total Expenses	151,239	179,359	173,209	208,386	230,608	226,129

Loss Before Equity in Loss of Project
Partnerships and Other Income	(137,219)	(159,268)	(154,736)	(180,519)	(203,796)	(203,310)
Equity in Loss of Project Partnerships	-	-	-	(23,323)	(5,528)	(22,512)
Gain on Sale of Project Partnerships	303,811	62,740	-	228,591	-	-
Interest Income	16,660	17,252	16,432	14,069	14,639	17,032

Net Income (Loss)	$183,252	$(79,276)	$(138,304)	$38,818	$(194,685)	$(208,790)

Allocation of Net Income (Loss):
Assignees	$180,226	$(143,109)	$(136,921)	$32,556	$(192,738)	$(206,702)
General Partners	3,026	63,833	(1,383)	6,262	(1,947)	(2,088)

	$183,252	$(79,276)	$(138,304)	$38,818	$(194,685)	$(208,790)
Net Income (Loss) Per Beneficial
Assignee Certificate	$26.06	$(20.70)	$(19.80)	$3.78	$(22.37)	$(23.99)
Number of Beneficial Assignee
Certificates Outstanding	6,915	6,915	6,915	8,616	8,616	8,616

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	SERIES 6			TOTAL SERIES 2 - 6
	2008	2007	2006	2008	2007	2006
Revenues:
Distribution Income	$28,650	$29,678	$26,354	$103,056	$112,229	$97,770
Total Revenues	28,650	29,678	26,354	103,056	112,229	97,770

Expenses:
AssetManagementFee-GeneralPartner	100,623	101,242	101,592	349,947	393,570	401,844
GeneralandAdministrative:
GeneralPartner	112,863	103,495	81,777	393,761	407,753	319,602
Other	27,252	28,470	26,202	118,100	117,775	148,689
Amortization	21,063	44,929	39,001	21,063	60,365	65,484
ImpairmentLossonInvestmentinProject
Partnerships	-	103,003	343,241	-	103,003	343,241

TotalExpenses	261,801	381,139	591,813	882,871	1,082,466	1,278,860

LossBeforeEquityinIncome(Loss)of
ProjectPartnershipsandOtherIncome	(233,151)	(351,461)	(565,459)	(779,815)	(970,237)	(1,181,090)
EquityinIncome(Loss)ofProject
Partnerships	18,738	(7,156)	(25,699)	(4,585)	(12,194)	(80,303)
(Loss)GainonSaleofProjectPartnerships	(74,634)	-	224,074	1,236,796	475,364	224,074
InterestIncome	21,263	25,949	24,826	83,650	87,273	83,290

Net(Loss)Income	$(267,784)	$(332,668)	$(342,258)	$536,046	$(419,794)	$(954,029)

AllocationofNet(Loss)Income:
Assignees	$(265,106)	$(329,341)	$(425,299)	$522,793	$(527,561)	$(1,030,952)
GeneralPartners	(2,678)	(3,327)	83,041	13,253	107,767	76,923

	$(267,784)	$(332,668)	$(342,258)	$536,046	$(419,794)	$(954,029)
NetLossPerBeneficial
AssigneeCertificate	$(26.24)	$(32.59)	$(42.09)
NumberofBeneficialAssignee
CertificatesOutstanding	10,105	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2005	$(126,760)	$(55,623)	$(182,383)	$(100,780)	$(49,316)	$(150,096)

Net Loss	(154,835)	(1,564)	(156,399)	(107,195)	(1,083)	(108,278)

Balance at March 31, 2006	(281,595)	(57,187)	(338,782)	(207,975)	(50,399)	(258,374)

Net (Loss) Income	(117,936)	(1,191)	(119,127)	255,563	50,399	305,962

Distributions	-	-	-	(412,845)	-	(412,845)

Balance at March 31, 2007	(399,531)	(58,378)	(457,909)	(365,257)	-	(365,257)

Capital Contributions	-	191,053	191,053	-	-	-

Net Income	533,583	5,390	538,973	41,534	1,253	42,787

Distributions	(843,975)	-	(843,975)	(126,075)	-	(126,075)

Balance at March 31, 2008	$(709,923)	$138,065	$(571,858)	$(449,798)	$1,253	$(448,545)

See accompanying notes to financial statements.

                                    GATEWAY TAX CREDIT FUND II LTD.
                         (A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2005	$(117,046)	$(62,450)	$(179,496)	$123,860	$-	$123,860

Net Loss	(136,921)	(1,383)	(138,304)	(206,702)	(2,088)	(208,790)

Balance at March 31, 2006	(253,967)	(63,833)	(317,800)	(82,842)	(2,088)	(84,930)

Net (Loss) Income	(143,109)	63,833	(79,276)	(192,738)	(1,947)	(194,685)

Distributions	(62,744)	-	(62,744)	-	-	-

Balance at March 31, 2007	(459,820)	-	(459,820)	(275,580)	(4,035)	(279,615)

Net Income	180,226	3,026	183,252	32,556	6,262	38,818

Distributions	(303,807)	-	(303,807)	(307,079)	-	(307,079)

Balance at March 31, 2008	$(583,401)	$3,026	$(580,375)	$(550,103)	$2,227	$(547,876)

See accompanying notes to financial statements.

                                         GATEWAY TAX CREDIT FUND II LTD.
                            (A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2005	$651,535	$(83,041)	$568,494	$430,809	$(250,430)	$180,379

Net (Loss) Income	(425,299)	83,041	(342,258)	(1,030,952)	76,923	(954,029)

Distributions	(224,074)	-	(224,074)	(224,074)	-	(224,074)

Balance at March 31, 2006	2,162	-	2,162	(824,217)	(173,507)	(997,724)

Net (Loss) Income	(329,341)	(3,327)	(332,668)	(527,561)	107,767	(419,794)

Distributions	-	-	-	(475,589)	-	(475,589)

Balance at March 31, 2007	(327,179)	(3,327)	(330,506)	(1,827,367)	(65,740)	(1,893,107)

Capital Contributions	-	-	-	-	191,053	191,053

Net (Loss) Income	(265,106)	(2,678)	(267,784)	522,793	13,253	536,046

Distributions	(100,470)	-	(100,470)	(1,681,406)	-	(1,681,406)

Balance at March 31, 2008	$(692,755)	$(6,005)	$(698,760)	$(2,985,980)	$138,566	$(2,847,414)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	SERIES 2
	2008	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$538,973	$(119,127)	$(156,399)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Amortization	-	-	699
Accreted Interest Income on Investments in Securities	-	-	(4,927)
Accreted Discount on Investments in Securities	(392)	(509)	-
Equity in Loss of Project Partnerships	-	-	32,092
Gain on Sale of Project Partnerships	(652,922)	-	-
Distribution Income	(13,326)	(15,209)	(7,263)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(456)	(2,120)	-
Increase in Payable to General Partners	66,563	67,716	70,868
(Decrease) Increase in Other Payable	-	(8,030)	8,030
Net Cash Used in Operating Activities	(61,560)	(77,279)	(56,900)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	13,326	15,209	8,863
Net Proceeds from Sale of Project Partnerships	652,922	-	-
Redemption of Investment in Securities	127,000	66,276	63,562
Purchase of Investment Securities	(125,166)	(125,011)	-
Net Cash Provided by (Used in) Investing Activities	668,082	(43,526)	72,425

Cash Flows from Financing Activities:
Capital Contributions	191,053	-	-
Distributions Paid to Assignees	(844,252)	-	-
Net Cash Used in Financing Activities	(653,199)	-	-

(Decrease) Increase in Cash and Cash Equivalents	(46,677)	(120,805)	15,525
Cash and Cash Equivalents at Beginning of Year	129,724	250,529	235,004

Cash and Cash Equivalents at End of Year	$83,047	$129,724	$250,529

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$277	$-	$-
Decrease in Payable to General Partners	(277)	-	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	SERIES 3
	2008	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$42,787	$305,962	$(108,278)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Accreted Interest Income on Investments in Securities	-	-	(4,382)
Accreted Discount on Investments in Securities	(392)	(509)	-
Equity in Income of Project Partnerships	-	(490)	-
Gain on Sale of Project Partnerships	(126,106)	(412,624)	-
Distribution Income	(19,193)	(20,439)	(22,861)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(456)	(2,120)	-
Increase in Payable to General Partners	41,305	60,504	66,312
(Decrease) Increase in Other Payable	-	(7,300)	7,300
Net Cash Used in Operating Activities	(62,055)	(77,016)	(61,909)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	44,000	-	-
Distributions Received from Project Partnerships	19,193	20,439	22,861
Net Proceeds from Sale of Project Partnerships	82,256	412,964	-
Redemption of Investment in Securities	127,000	58,952	56,536
Purchase of Investment Securities	(125,166)	(125,011)	-
Net Cash Provided by Investing Activities	147,283	367,344	79,397

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(436,099)	(99,572)	-
Net Cash Used in Financing Activities	(436,099)	(99,572)	-

(Decrease) Increase in Cash and Cash Equivalents	(350,871)	190,756	17,488
Cash and Cash Equivalents at Beginning of Year	426,791	236,035	218,547

Cash and Cash Equivalents at End of Year	$75,920	$426,791	$236,035

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$-	$313,273	$-
Distribution to Assignees	-	(313,273)	-
Increase in Receivable - Other	-	(44,000)	-
Proceeds from Sale of Project Partnerships	-	44,000	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	SERIES 4
	2008	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$183,252	$(79,276)	$(138,304)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Accreted Interest Income on Investments in Securities	-	-	(5,552)
Accreted Discount on Investments in Securities	(550)	(713)	-
Gain on Sale of Project Partnerships	(303,811)	(62,740)	-
Distribution Income	(14,020)	(20,091)	(18,473)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(637)	(2,972)	-
Increase in Payable to General Partners	63,151	76,130	81,955
(Decrease) Increase in Other Payable	-	(8,030)	8,030
Net Cash Used in Operating Activities	(72,615)	(97,692)	(72,344)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	84,500	-	-
Distributions Received from Project Partnerships	14,020	20,091	18,473
Net Proceeds from Sale of Project Partnerships	219,611	62,440	-
Redemption of Investment Securities	178,000	74,685	71,628
Purchase of Investment Securities	(175,232)	(175,212)	-
Net Cash Provided by (Used in) Investing Activities	320,899	(17,996)	90,101

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(356,814)	-	-
Net Cash Used in Financing Activities	(356,814)	-	-

(Decrease) Increase in Cash and Cash Equivalents	(108,530)	(115,688)	17,757
Cash and Cash Equivalents at Beginning of Year	206,516	322,204	304,447

Cash and Cash Equivalents at End of Year	$97,986	$206,516	$322,204

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$-	$62,744	$-
Distribution to Assignees	-	(62,744)	-
Increase in Receivable - Other	-	(84,500)	-
Proceeds from Sale of Project Partnerships	-	84,500	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	SERIES 5
	2008	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$38,818	$(194,685)	$(208,790)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Amortization	-	15,436	25,784
Accreted Interest Income on Investments in Securities	-	-	(6,919)
Accreted Discount on Investments in Securities	(287)	(405)	-
Equity in Loss of Project Partnerships	23,323	5,528	22,512
Gain on Sale of Project Partnerships	(228,591)	-	-
Distribution Income	(27,867)	(26,812)	(22,819)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(692)	(1,686)	-
Decrease (Increase) in Receivable - Other	-	912	(912)
Increase in Payable to General Partners	91,477	93,100	97,702
(Decrease) Increase in Other Payable	-	(3,650)	2,950
Net Cash Used in Operating Activities	(103,819)	(112,262)	(90,492)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	30,347	32,075	25,298
Net Proceeds from Sale of Project Partnerships	307,079	-	-
Redemption of Investment Securities	101,000	93,086	89,273
Purchase of Investment Securities	(125,166)	(99,418)	-
Net Cash Provided by Investing Activities	313,260	25,743	114,571

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(127,087)	-	-
Net Cash Used in Financing Activities	(127,087)	-	-

Increase (Decrease) in Cash and Cash Equivalents	82,354	(86,519)	24,079
Cash and Cash Equivalents at Beginning of Year	175,920	262,439	238,360

Cash and Cash Equivalents at End of Year	$258,274	$175,920	$262,439

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$180,282	$-	$-
Distribution to Assignees	(180,282)	-	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	SERIES 6
	2008	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(267,784)	$(332,668)	$(342,258)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Amortization	21,063	44,929	39,001
Impairment Loss on Investment in Project Partnerships	-	103,003	343,241
Accreted Interest Income on Investments in Securities	-	(4,630)	(9,931)
Accreted Discount on Investments in Securities	(837)	(1,117)	-
Equity in (Income) Loss of Project Partnerships	(18,738)	7,156	25,699
Loss (Gain) on Sale of Project Partnerships	74,634	-	(224,074)
Distribution Income	(28,650)	(29,678)	(26,354)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(1,330)	(4,659)	-
Decrease in Receivable - Other	-	-	700
Increase in Payable to General Partners	105,780	101,582	106,984
Decrease in Other Payable	-	-	(500)
Net Cash Used in Operating Activities	(115,862)	(116,082)	(87,492)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	31,770	38,096	27,275
Net Proceeds from Sale of Project Partnerships	100,471	-	224,074
Redemption of Investment Securities	279,000	83,000	79,000
Purchase of Investment Securities	(300,398)	(274,630)	-
Net Cash Provided by (Used in) Investing Activities	110,843	(153,534)	330,349

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(60,529)	-	(224,028)
Net Cash Used in Financing Activities	(60,529)	-	(224,028)

(Decrease) Increase in Cash and Cash Equivalents	(65,548)	(269,616)	18,829
Cash and Cash Equivalents at Beginning of Year	193,964	463,580	444,751

Cash and Cash Equivalents at End of Year	$128,416	$193,964	$463,580

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$41,274	$-	$-
Distribution to Assignees	(41,274)	-	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	TOTAL SERIES 2 - 6
	2008	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$536,046	$(419,794)	$(954,029)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Amortization	21,063	60,365	65,484
Impairment Loss on Investment in Project Partnerships	-	103,003	343,241
Accreted Interest Income on Investments in Securities	-	(4,630)	(31,711)
Accreted Discount on Investments in Securities	(2,458)	(3,253)	-
Equity in Loss of Project Partnerships	4,585	12,194	80,303
Gain on Sale of Project Partnerships	(1,236,796)	(475,364)	(224,074)
Distribution Income	(103,056)	(112,229)	(97,770)
Changes in Operating Assets and Liabilities:
Increase in Interest Receivable	(3,571)	(13,557)	-
Decrease (Increase) in Receivable - Other	-	912	(212)
Increase in Payable to General Partners	368,276	399,032	423,821
(Decrease) Increase in Other Payable	-	(27,010)	25,810
Net Cash Used in Operating Activities	(415,911)	(480,331)	(369,137)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	128,500	-	-
Distributions Received from Project Partnerships	108,656	125,910	102,770
Net Proceeds from Sale of Project Partnerships	1,362,339	475,404	224,074
Redemption of Investment Securities	812,000	375,999	359,999
Purchase of Investment Securities	(851,128)	(799,282)	-
Net Cash Provided by Investing Activities	1,560,367	178,031	686,843

Cash Flows from Financing Activities:
Capital Contributions	191,053	-	-
Distributions Paid to Assignees	(1,824,781)	(99,572)	(224,028)
Net Cash Used in Financing Activities	(1,633,728)	(99,572)	(224,028)

(Decrease) Increase in Cash and Cash Equivalents	(489,272)	(401,872)	93,678
Cash and Cash Equivalents at Beginning of Year	1,132,915	1,534,787	1,441,109

Cash and Cash Equivalents at End of Year	$643,643	$1,132,915	$1,534,787

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$221,833	$376,017	$-
Distribution to Assignees	(221,556)	(376,017)	-
Decrease in Payable to General Partners	(277)	-	-
Increase in Receivable - Other	-	(128,500)	-
Proceeds from Sale of Project Partnerships	-	128,500	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008, 2007 AND 2006

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. (“Gateway”), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of March 31, 2008, Gateway had received capital contributions of $192,053 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the “Assignees”).  As of March 31, 2007, Gateway had received capital contributions of $1,000 from the General Partners and $37,228,000 from the Assignees.  The fiscal year of Gateway for reporting purposes ends on March 31.

Pursuant to the Securities Act of 1933, Gateway filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective September 12, 1989, which covered the offering (the “Public Offering”) of Gateway’s Beneficial Assignee Certificates (“BACs”) representing assignments of units for the beneficial interest of the limited partnership interest of the Assignor Limited Partner.  The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business.

Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly owned subsidiaries of Raymond James Financial, Inc., are the General Partner and the Managing General Partner, respectively.

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of March 31, 2008.  Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Gateway accounts for its investments as the limited partner in Project Partnerships (“Investments in Project Partnerships”), using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in loss of the Project Partnerships on a 3-month lag in the Statements of Operations.  Under the equity method, the Investments in Project Partnerships initially include:

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

1)	Increased for equity in income or decreased for equity in loss of the Project Partnerships,
2)	Decreased for cash distributions received from the Project Partnerships, and
3)	Decreased for the amortization of the acquisition fees and expenses.

For the fiscal year ended March 31, 2006, Gateway changed the period over which the intangible acquisition fees and expenses are amortized.  In all years prior to March 31, 2006, the period in which such intangible assets had been amortized was 35 years.  In the fiscal year ended March 31, 2006, this amortization period was changed to 15 years to better approximate the period over which the benefits of these investments are realized.  As a result of this change in estimate, an additional amortization expense of $23,779 for Series 5 and $33,465 for Series 6, or a total of $57,244 for all Series of Gateway, was recognized during the year-ended March 31, 2006, as compared to the amortization expense amount which would have been realized had the estimated amortization period not changed during the year.  The amortization expense is shown on the Statements of Operations.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss was recognized for the fiscal year ended March 31, 2008.  For the fiscal years ended March 31, 2007 and 2006, impairment expense was recognized in the Statement of Operations in Series 6 in the total amount of $103,003 and $343,241, respectively.  Refer to Note 5 – Investments in Project Partnerships for further details regarding the components of the Investments in Project Partnership balance.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during fiscal year 2006, 2007 or 2008.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investment in Securities

Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115") (refer to Note 3 herein).  Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway’s intent in holding the securities.  Gateway’s intent is to hold all of its debt securities (U.S. Treasury Notes) until maturity and to use these assets to fund Gateway’s ongoing operations.  The U.S. Treasury Notes are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which was subsequently revised in December 2003.  Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway held an interest.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  The primary beneficiary, as is applicable to Gateway’s circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

Gateway holds variable interests in 109 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Two of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $19,790,091 at March 31, 2008.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Recent Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. FAS No. 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. general accepted accounting principles and expands disclosure requirements about fair value measurements. FAS  No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of FAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. Gateway will adopt FAS No. 157 effective in fiscal year 2009. The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS  No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Gateway will adopt FAS No. 159 in fiscal year 2009. The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

NOTE 3 - INVESTMENT IN SECURITIES:

The March 31, 2008 Balance Sheet includes Investments in Securities consisting of U.S. Treasury Notes which represents their cost, plus accreted interest income and unamortized premiums of $1,654 for Series 2, $1,654 for Series 3, $2,316 for Series 4, $1,654 for Series 5 and $3,971 for Series 6.  The Investments in Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of the investments.

	Estimated Market	Cost Plus Accreted Interest	Gross Unrealized
	Value	and Unamortized Premiums	Losses
Series 2	$ 126,153	$ 126,654	$ (501)
Series 3	126,153	126,654	(501)
Series 4	176,614	177,316	(702)
Series 5	126,153	126,654	(501)
Series 6	302,766	303,970	(1,204)

As of March 31, 2008, the cost plus accreted interest / unamortized premiums of debt securities by contractual maturities is as follows:

	Series 2	Series 3	Series 4
Due within 1 year	$ 126,654	$ 126,654	$ 177,316
After 1 year through 5 years	0	0	0
Total Amount Carried on Balance Sheet	$ 126,654	$ 126,654	$ 177,316

	Series 5	Series 6	Total
Due within 1 year	$ 126,654	$ 303,971	$ 861,249
After 1 year through 5 years	0	0	0
Total Amount Carried on Balance Sheet	$ 126,654	$ 303,971	$ 861,249

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

For the years ended March 31, 2008, 2007 and 2006 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2008	2007	2006
Series 2	$ 59,534	$ 67,315	$ 67,609
Series 3	43,194	58,055	62,716
Series 4	60,199	74,671	77,205
Series 5	86,397	92,287	92,722
Series 6	100,623	101,242	101,592
Total	$ 349,947	$ 393,570	$ 401,844

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2008	2007	2006
Series 2	$ 63,960	$ 61,537	$ 47,681
Series 3	53,244	63,702	49,848
Series 4	68,200	81,118	62,853
Series 5	95,494	97,901	77,443
Series 6	112,863	103,495	81,777
Total	$ 393,761	$ 407,753	$ 319,602

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2008 and 2007 are as follows:

	March 31, 2008	March 31, 2007
Series 2	$ 781,559	$ 715,273
Series 3	647,870	606,565
Series 4	845,940	782,789
Series 5	773,924	682,447
Series 6	1,119,389	1,013,609
Total	$ 4,168,682	$ 3,800,683

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 6, Summary of Disposition Activities herein.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of March 31, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 2 - 18, Series 3 - 15, and Series 4 - 15) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008	2007
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,351,639	$4,524,678	$2,494,974	$2,866,874	$2,563,233	$4,273,215

Cumulative equity in losses of Project
Partnerships (1)	(3,497,278)	(4,742,761)	(2,675,808)	(3,060,820)	(2,722,332)	(4,545,684)

Cumulative distributions received from
Project Partnerships	(69,851)	(87,605)	(93,673)	(116,035)	(73,322)	(96,180)

Investment in Project Partnerships before
Adjustment	(215,490)	(305,688)	(274,507)	(309,981)	(232,421)	(368,649)

Excess of investment cost over the
underlying assets acquired:
Acquisition fees and expenses	278,463	390,838	318,739	365,375	280,277	466,220
Accumulated amortization of acquisition
fees and expenses	(62,973)	(85,150)	(44,232)	(55,394)	(47,856)	(97,571)

Investments in Project Partnerships	$-	$-	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $4,816,357 in Series 2, $5,485,807 in Series 3, and $4,400,783 in Series 4 for the year ended March 31, 2008; and cumulative suspended losses of $6,160,318 in Series 2, $5,412,602 in Series 3, and $5,924,461 in Series 4 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of March 31, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 28 and Series 6 - 35) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008	2007
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$5,097,323	$6,010,273	$6,511,934	$7,250,034	$20,019,103	$24,925,074

Cumulative equity in losses of Project
Partnerships (1)	(5,310,751)	(6,132,734)	(6,715,160)	(6,853,010)	(20,921,329)	(25,335,009)

Cumulative distributions received from
Project Partnerships	(157,679)	(204,351)	(228,408)	(226,728)	(622,933)	(730,899)

Investment in Project Partnerships before
Adjustment	(371,107)	(326,812)	(431,634)	170,296	(1,525,159)	(1,140,834)

Excess of investment cost over the
underlying assets acquired:
Acquisition fees and expenses	531,092	632,419	667,412	768,912	2,075,983	2,623,764
Accumulated amortization of acquisition
fees and expenses	(138,873)	(180,204)	(207,549)	(284,185)	(501,483)	(702,504)

Reserve for Impairment of Investment in
Project Partnerships	-	-	-	(446,244)	-	(446,244)

Investments in Project Partnerships	$21,112	$125,403	$28,229	$208,779	$49,341	$334,182

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $7,150,202 in Series 5 and $5,326,842 in Series 6 for the year ended March 31, 2008; and cumulative suspended losses of $7,065,462 in Series 5 and $4,856,648 in Series 6 for the year ended March 31, 2007 are not included.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 2
	2007	2006	2005
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,589,592	$2,213,621	$2,097,770
Investment properties, net	10,034,090	14,180,401	14,995,365
Other assets	45,567	1,676	770
Total assets	$11,669,249	$16,395,698	$17,093,905

Liabilities and Partners' Deficit:
Current liabilities	$553,779	$559,702	$583,236
Long-term debt	16,346,779	22,550,086	22,653,237
Total liabilities	16,900,558	23,109,788	23,236,473

Partners' deficit
Limited Partner	(5,103,100)	(6,543,604)	(5,999,431)
General Partners	(128,209)	(170,486)	(143,137)
Total partners' deficit	(5,231,309)	(6,714,090)	(6,142,568)

Total liabilities and partners' deficit	$11,669,249	$16,395,698	$17,093,905

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$3,463,890	$4,556,821	$4,432,488
Expenses:
Operating expenses	1,705,488	2,202,862	2,194,634
Interest expense	1,450,643	2,000,437	2,006,234
Depreciation and amortization	655,788	886,432	875,459

Total expenses	3,811,919	5,089,731	5,076,327

Net loss	$(348,029)	$(532,910)	$(643,839)

Other partners' share of net loss	$(3,480)	$(5,329)	$(6,439)

Gateway's share of net loss	$(344,549)	$(527,581)	$(637,400)
Suspended losses	344,549	527,581	605,308

Equity in Loss of Project Partnerships	$-	$-	$(32,092)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 3 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 3
	2007	2006	2005
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,500,209	$1,904,835	$2,653,096
Investment properties, net	5,592,941	7,844,423	12,036,053
Other assets	47,779	30,170	158,818
Total assets	$7,140,929	$9,779,428	$14,847,967

Liabilities and Partners' Deficit:
Current liabilities	292,731	$296,133	$498,630
Long-term debt	12,743,481	15,224,112	21,307,645
Total liabilities	13,036,212	15,520,245	21,806,275

Partners' equity (deficit)
Limited Partner	(6,118,197)	(6,019,771)	(7,286,069)
General Partners	222,914	278,954	327,761
Total partners' deficit	(5,895,283)	(5,740,817)	(6,958,308)

Total liabilities and partners' deficit	$7,140,929	$9,779,428	$14,847,967

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$2,857,452	$3,345,693	$4,412,036
Expenses:
Operating expenses	1,435,006	1,609,096	2,094,632
Interest expense	1,127,979	1,342,779	1,957,438
Depreciation and amortization	647,338	731,144	965,926

Total expenses	3,210,323	3,683,019	5,017,996

Net loss	$(352,871)	$(337,326)	$(605,960)

Other partners' share of net loss	$(3,529)	$(3,378)	$(10,373)

Gateway's share of net loss	$(349,342)	$(333,948)	$(595,587)
Suspended losses	349,342	334,438	595,587

Equity in Income of Project Partnerships	$-	$490	$-

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 4 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 4
	2007	2006	2005
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,615,179	$2,090,839	$2,373,954
Investment properties, net	7,403,109	15,571,596	19,168,917
Other assets	36,677	28,137	34,344
Total assets	$9,054,965	$17,690,572	$21,577,215

Liabilities and Partners' Deficit:
Current liabilities	$322,304	$965,479	$970,492
Long-term debt	13,429,392	22,405,799	26,080,239
Total liabilities	13,751,696	23,371,278	27,050,731

Partners' equity (deficit)
Limited Partner	(4,779,188)	(6,383,645)	(6,140,112)
General Partners	82,457	702,939	666,596
Total partners' deficit	(4,696,731)	(5,680,706)	(5,473,516)

Total liabilities and partners' deficit	$9,054,965	$17,690,572	$21,577,215

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$2,932,959	$4,469,730	$5,161,594
Expenses:
Operating expenses	1,488,532	2,430,631	2,637,778
Interest expense	1,150,023	1,738,893	2,189,427
Depreciation and amortization	595,028	921,420	1,044,298

Total expenses	3,233,583	5,090,944	5,871,503

Net loss	$(300,624)	$(621,214)	$(709,909)

Other partners' share of net loss	$(3,659)	$(28,655)	$(25,473)

Gateway's share of net loss	$(296,965)	$(592,559)	$(684,436)
Suspended losses	296,965	592,559	684,436

Equity in Loss of Project Partnerships	$-	$-	$-

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 5 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 5
	2007	2006	2005
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$2,876,495	$3,526,899	$3,285,139
Investment properties, net	15,819,070	20,498,625	21,704,303
Other assets	36,148	4,705	4,245
Total assets	$18,731,713	$24,030,229	$24,993,687

Liabilities and Partners' Deficit:
Current liabilities	$698,539	$757,056	$779,213
Long-term debt	25,905,754	31,099,840	31,256,580
Total liabilities	26,604,293	31,856,896	32,035,793

Partners' deficit
Limited Partner	(7,622,533)	(7,456,075)	(6,681,292)
General Partners	(250,047)	(370,592)	(360,814)
Total partners' deficit	(7,872,580)	(7,826,667)	(7,042,106)

Total liabilities and partners' deficit	$18,731,713	$24,030,229	$24,993,687

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$5,277,941	$6,297,579	$6,113,199
Expenses:
Operating expenses	2,906,810	3,299,478	3,049,363
Interest expense	1,938,360	2,523,667	2,591,786
Depreciation and amortization	1,066,122	1,220,039	1,203,506

Total expenses	5,911,292	7,043,184	6,844,655

Net loss	$(633,351)	$(745,605)	$(731,456)

Other partners' share of net loss	$(6,334)	$(7,456)	$(7,315)

Gateway's share of net loss	$(627,017)	$(738,149)	$(724,141)
Suspended losses	603,694	732,621	701,629

Equity in Loss of Project Partnerships	$(23,323)	$(5,528)	$(22,512)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 6 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 6
	2007	2006	2005
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$4,270,757	$4,250,761	$4,214,285
Investment properties, net	22,920,098	24,869,739	25,343,325
Other assets	47,830	116,772	5,642
Total assets	$27,238,685	$29,237,272	$29,563,252

Liabilities and Partners' Deficit:
Current liabilities	$846,467	$907,348	$759,168
Long-term debt	32,940,725	33,717,352	33,537,501
Total liabilities	33,787,192	34,624,700	34,296,669

Partners' deficit
Limited Partner	(5,936,305)	(4,829,486)	(4,222,518)
General Partners	(612,202)	(557,942)	(510,899)
Total partners' deficit	(6,548,507)	(5,387,428)	(4,733,417)

Total liabilities and partners' deficit	$27,238,685	$29,237,272	$29,563,252

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$6,687,151	$6,690,179	$6,612,944
Expenses:
Operating expenses	3,350,533	3,337,342	3,195,528
Interest expense	2,482,317	2,625,897	2,722,033
Depreciation and amortization	1,312,782	1,303,827	1,293,203

Total expenses	7,145,632	7,267,066	7,210,764

Net loss	$(458,481)	$(576,887)	$(597,820)

Other partners' share of net loss	$(7,025)	$(7,317)	$(6,863)

Gateway's share of net loss	$(451,456)	$(569,570)	$(590,957)
Suspended losses	470,194	562,414	565,258

Equity in Income (Loss) of Project Partnerships	$18,738	$(7,156)	$(25,699)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 through 6 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	TOTAL SERIES 2 - 6
	2007	2006	2005
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$11,852,232	$13,986,955	$14,624,244
Investment properties, net	61,769,308	82,964,784	93,247,963
Other assets	214,001	181,460	203,819
Total assets	$73,835,541	$97,133,199	$108,076,026

Liabilities and Partners' Deficit:
Current liabilities	$2,713,820	$3,485,718	$3,590,739
Long-term debt	101,366,131	124,997,189	134,835,202
Total liabilities	104,079,951	128,482,907	138,425,941

Partners' deficit
Limited Partner	(29,559,323)	(31,232,581)	(30,329,422)
General Partners	(685,087)	(117,127)	(20,493)
Total partners' deficit	(30,244,410)	(31,349,708)	(30,349,915)

Total liabilities and partners' deficit	$73,835,541	$97,133,199	$108,076,026

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$21,219,393	$25,360,002	$26,732,261
Expenses:
Operating expenses	10,886,369	12,879,409	13,171,935
Interest expense	8,149,322	10,231,673	11,466,918
Depreciation and amortization	4,277,058	5,062,862	5,382,392

Total expenses	23,312,749	28,173,944	30,021,245

Net loss	$(2,093,356)	$(2,813,942)	$(3,288,984)

Other partners' share of net loss	$(24,027)	$(52,135)	$(56,463)

Gateway's share of net loss	$(2,069,329)	$(2,761,807)	$(3,232,521)
Suspended losses	2,064,744	2,749,613	3,152,218

Equity in Loss of Project Partnerships	$(4,585)	$(12,194)	$(80,303)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

Gateway’s equity by Series as reflected by the Project Partnerships differs from the Investments in Project Partnerships before acquisition fees and expenses and amortization by Series primarily because of suspended losses on Gateway’s books and differences in the accounting treatment of miscellaneous items.

By Series these differences are as follows:

	Equity Per Project Partnership	Equity Per Gateway
Series 2	$ (5,103,100)	$ (215,490)
Series 3	(6,118,197)	(274,507)
Series 4	(4,779,188)	(232,421)
Series 5	(7,622,533)	(371,107)
Series 6	(5,936,305)	(431,634)

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of March 31, 2008, Gateway has sold or otherwise disposed of its interest in 37 Project Partnerships (4 in Series 2, 8 in Series 3, 14 in Series 4, 8 in Series 5 and 3 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

Fiscal Year 2008 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
October 2007	Inverness Club, Ltd.	$309,188	$50.39	$308,748
October 2007	Lakeshore Apartments	105,432	17.18	105,324
April 2007	Claxton Elderly, Ltd.	56,043	9.13	56,043
April 2007	Lake Park, Ltd.	183,026	29.83	182,807
				$652,922

The net proceeds from the sale of Inverness Club, Ltd. and Lakeshore Apartments were distributed to the Series 2 Assignees in February 2008.

The net proceeds from the sale of Claxton Elderly, Ltd. were distributed to the Series 2 Assignees in August 2007.

The net proceeds from the sale of Lake Park, Ltd. were distributed to the Series 2 Assignees in October 2007.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in new partnerships, which have a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The following properties were the subject of re-syndication transactions in which the Managing General Partner was involved in the re-syndication, and $191,053 of re-syndication profit has been contributed to Gateway by the Managing General Partner in October 2007.  The re-syndication profit contributions associated with each transaction are as follows:

Claxton Elderly, Ltd.	$ 42,775
Lake Park, Ltd.	148,278

Total Re-syndication contribution	$ 191,053

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 3

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
December 2007	Sunchase II, Ltd.	$ 73,000	$13.38	$ 74,700
December 2007	Logansport Seniors Apartments	6,000	1.10	7,371
March 2007	Belmont Senior Apts., Ltd.	-	-	43,850
	Other, net (see below)			185
				$126,106

The net proceeds from the sale of Sunchase II, Ltd. and Logansport Seniors Apartments were distributed to the Series 3 Assignees in March 2008.

In accordance with FASB No. 66, although the sale of Belmont Senior Apts., Ltd. was consummated on or prior to March 31, 2007, the gain on the sale was deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and the deferred gain of $43,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $185 resulting from the true-up of accrued and actual legal expenses arising from a Project Partnership sale transaction which closed in a prior quarter.  This amount was distributed to the Series 3 Assignees in March 2008.

Series 4

Transaction		Net	Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Proceeds	Per BAC	on Disposal
February 2008	Chestnut Apartments	$ -	$ -	$ (2,000)
December 2007	Oaks Apartments	6,000	0.87	7,737
December 2007	Tarpon Heights Apartments	10,000	1.45	11,653
December 2007	Sonora Seniors Apartments, Ltd.	6,000	0.87	7,737
December 2007	Fredericksburg Seniors Apartments, Ltd.	10,000	1.45	11,578
December 2007	Ozona Seniors, Ltd.	4,000	0.58	5,587
December 2007	Brackettville Seniors Apartments, Ltd.	6,000	0.87	7,663
December 2007	Timpson Seniors Apartments, Ltd.	5,000	0.72	6,738
November 2007	Jasper Villas Apartments	99,700	14.42	99,700
October 2007	Eudora Senior Housing	63,379	9.17	63,218
March 2007	Edmonton Senior, Ltd.	-	-	38,350
March 2007	Owingsville Senior, Ltd.	-	-	45,850
				$303,811

The net proceeds from the sale of Oaks Apartments, Tarpon Heights Apartments, Sonora Seniors Apartments, Ltd., Fredericksburg Seniors Apartments, Ltd., Ozona Seniors, Ltd., Brackettville Seniors Apartments, Ltd., Timpson Seniors Apartments, Ltd., Jasper Villas Apartments, and Eudora Senior Housing were distributed to the Series 4 Assignees in March 2008.

In accordance with FASB No. 66, although the sales of Edmonton Senior, Ltd. and Owingsville Senior, Ltd. were consummated on or prior to March 31, 2007, the gains on the sales were deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from these sales were subsequently received in April 2007 and the deferred gains of $38,350 and $45,850 were recognized in the fiscal year 2008 first quarter Statement of Operations.

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 5

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
November 2007	Zapata Housing, Ltd.	$ 74,935	$ 8.70	$ (3,880)
October 2007	Pemberton Village II, Ltd.	53,560	6.22	53,560
October 2007	Magic Circle II, Ltd.	51,787	6.01	51,787
September 2007	Redmont II, Ltd.	16,575	1.92	16,575
September 2007	Fox Ridge Apartments, Ltd.	16,650	1.93	16,650
September 2007	Country Place Apartments - Georgetown	46,736	5.42	46,736
September 2007	Country Place Apartments - Portland II	47,163	5.47	47,163
				$228,591

The net proceeds from the sale of Zapata Housing, Ltd., Pemberton Village II, Ltd., and Magic Circle II, Ltd. are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds were distributed to the Series 5 Assignees in April 2008.

The net proceeds from the sale of Redmont II, Ltd., Fox Ridge Apartments, Ltd., Country Place Apartments - Georgetown, and Country Place Apartments - Portland II were distributed to the Series 5 Assignees in October 2007.

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
December 2007	Hardy Senior Citizen Apartments	$ 39,837	$ 3.94	$ (9,834)
August 2007	Autumn Village II	60,837	5.99	(64,800)
$ (74,634)

Of the March 31, 2007 Reserve for Impairment of Investments in Project Partnerships balance in Series 6, $243,433 pertained to Hardy Senior Citizen Apartments.  After giving effect to the Reserve for Impairment, Gateway recognized a $9,834 loss on the sale of this Project Partnership during fiscal year 2008.

Of the March 31, 2007 Reserve for Impairment of Investments in Project Partnerships balance in Series 6, $202,811 pertained to Autumn Village II.  After giving effect to the Reserve for Impairment, Gateway recognized a $64,800 loss on the sale of this Project Partnership during fiscal year 2008.

The net proceeds from the sale of Hardy Senior Citizen Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds will be distributed to the Series 6 Assignees during fiscal year 2009.

The net proceeds from the sale of Autumn Village II were distributed to the Series 6 Assignees in November 2007.

Fiscal Year 2007 Disposition Activity:

Series 3

					Deferred
Transaction			Net Proceeds	Gain (Loss)	Gain on
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	Disposal
March 2007	Belmont Senior Apts., Ltd.	$ 43,850	$ 8.04	$ -	$ 43,850
January 2007	Southwood	42,652	7.82	42,652
January 2007	Bryan Senior Village	82,145	15.06	82,145
January 2007	Brubaker Square	115,009	21.08	115,009
January 2007	Villa Allegra	73,408	13.45	73,408
November 2006	Birchwood Apartments	99,410	18.25	99,410
				$412,624

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

In accordance with FASB No. 66, although the sale of Belmont Senior Apts., Ltd. was consummated on or prior to March 31, 2007, the gain on the sale was deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and the net proceeds were distributed to the Series 3 Assignees in May 2007.  The deferred gain of $43,850 was recognized in the fiscal year 2008 Statement of Operations.

The net proceeds from the sale of Southwood, Bryan Senior Village, Brubaker Square, and Villa Allegra are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Series 3 Assignees in May 2007.

The net proceeds from the sale of Birchwood Apartments were distributed to the Series 3 Assignees in December 2006.

Series 4

					Deferred
Transaction			Net Proceeds	Gain (Loss)	Gain on
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	Disposal
March 2007	Edmonton Senior, Ltd.	$ 38,350	$ 5.55	$ -	$ 38,350
March 2007	Owingsville Senior, Ltd.	45,850	6.63	-	45,850
January 2007	Alsace Village	23,370	3.38	23,370
January 2007	Smithfield Greenbriar	39,370	5.69	39,370
				$ 62,740

In accordance with FASB No. 66, although the sales of Edmonton Senior, Ltd. and Owingsville Senior, Ltd. were consummated on or prior to March 31, 2007, the gains on the sales were deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from these sales were subsequently received in April 2007 and the net proceeds were distributed to the Series 4 Assignees in May 2007.  The deferred gains of $38,350 and $45,850 were recognized in the fiscal year 2008 Statement of Operations.

The net proceeds from the sale of Alsace Village and Smithfield Greenbriar are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Series 4 Assignees in May 2007.

Fiscal Year 2006 Disposition Activity:

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
August 2005	Mountain Crest Limited Partnership	$ 224,074	$ 22.17	$ 224,074
$ 224,074

The net proceeds from the sale of Mountain Crest Limited Partnership were distributed to the Series 6 Assignees in November 2005.

NOTE 7 - TAXABLE INCOME (LOSS):

The following is a reconciliation between net income (loss) as described in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 2	2008	2007	2006
Net Income (Loss) per Financial Statements	$538,973	$(119,127)	$(156,399)

Equity in Loss of Project Partnerships for tax
purposes in excess of losses for financial statement
purposes	(431,720)	(662,986)	(693,743)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(1,709)	(14,677)	19,019
Additional Gain on Sale of Project Partnerships for
tax purposes	,966,010	0	0

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	64,007	67,438	67,448
Amortization Expense	0	174	699
Other Adjustments	(15,178)	(7,948)	(10,999)
Gateway income (loss) for tax purposes as of
December 31	$2,120,383	$(737,126)	$(773,975)

	December 31,	December 31,	December 31,
	2007	2006	2005
Federal Low Income Housing Tax Credits
(Unaudited)	$0	$139	$892

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2008 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$0	$(6,439,891)	$6,439,891

Other Assets	$209,701	$1,365,595	$(1,155,894)

Liabilities	$781,559	$11,785	$769,774

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as described in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 3	2008	2007	2006
Net Income (Loss) per Financial Statements	$42,787	$305,962	$(108,278)

Equity in Loss of Project Partnerships for tax
purposes in excess of losses for financial statement
purposes	(337,550)	(513,871)	(664,379)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	5,353	(19,674)	16,892

Additional Gain (Loss) on Sale of Project
Partnerships for tax purposes	2,799,901	(32,068)	0

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	44,847	62,523	62,486
Other Adjustments	(24,392)	(14,245)	(24,829)
Gateway income (loss) for tax purposes as of
December 31	$2,530,946	$(211,373)	$(718,108)

	December 31,	December 31,	December 31,
	2007	2006	2005
Federal Low Income Housing Tax Credits
(Unaudited)	$0	$0	$0

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2008 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$0	$(4,834,310)	$4,834,310

Other Assets	$202,574	$945,385	$(742,811)

Liabilities	$651,119	$88,044	$563,075

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as described in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 4	2008	2007	2006
Net Income (Loss) per Financial Statements	$183,252	$(79,276)	$(138,304)

Equity in Loss of Project Partnerships for tax
purposes in excess of losses for financial statement
purposes	(576,403)	(879,415)	(947,123)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(6,894)	(11,564)	15,734

Additional Gain (Loss) on Sale of Project
Partnerships for tax purposes	505,535	(62,740)	0

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Interest Income	0	566	0

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	66,577	76,999	77,022
Other Adjustments	(18,936)	(18,236)	(17,244)

Gateway income (loss) for tax purposes as of
December 31	$153,131	$(973,666)	$(1,009,915)

	December 31,	December 31,	December 31,
	2007	2006	2005
Federal Low Income Housing Tax Credits
(Unaudited)	$0	$0	$8,516

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2008 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$0	$(9,218,137)	$9,218,137

Other Assets	$275,302	$1,323,670	$(1,048,368)

Liabilities	$855,677	$231,159	$624,518

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as described in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 5	2008	2007	2006
Net Income (Loss) per Financial Statements	$38,818	$(194,685)	$(208,790)

Equity in Loss of Project Partnerships for tax
purposes in excess of losses for financial statement
purposes	(827,769)	(862,361)	(854,948)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(6,337)	(23,044)	44,499

Additional Gain on Sale of Project Partnership for
tax purposes	1,531,271	0	0

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Administrative Expense	0	(57)	0

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	90,008	92,470	90,877
Amortization Expense	3,859	35,858	85
Other Adjustments	(27,310)	(25,866)	(26,566)

Gateway income (loss) for tax purposes as of
December 31	$802,540	$(977,685)	$(954,843)

	December 31,	December 31,	December 31,
	2007	2006	2005
Federal Low Income Housing Tax Credits
(Unaudited)	$0	$0	$0

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2008 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$21,112	$(8,450,073)	$8,471,185

Other Assets	$384,928	$1,431,431	$(1,046,503)

Liabilities	$953,916	$192,271	$761,645

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as described in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 6	2008	2007	2006
Net Loss per Financial Statements	$(267,784)	$(332,668)	$(342,258)

Equity in Loss of Project Partnerships for tax
purposes in excess of losses for financial statement
purposes	(707,657)	(800,074)	(815,335)

Adjustments to convert March 31, fiscal year end to
December 31, taxable year end	(106,893)	(255,313)	385,232

Additional (Loss) Gain on Sale of Project
Partnerships for tax purposes	(305,718)	0	188,930

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Administrative Expense	0	(46)	0

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	101,323	99,788	103,448
Amortization Expense	29,547	63,389	3,954
Impairment Expense	103,003	343,241	0
Other Adjustments	(25,903)	(32,725)	(23,282)
Gateway loss for tax purposes as of December 31	$(1,180,082)	$(914,408)	$(499,311)

	December 31,	December 31,	December 31,
	2007	2006	2005
Federal Low Income Housing Tax Credits
(Unaudited)	$0	$0	$0

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2008 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences

Investments in Local Limited
Partnerships	$28,229	$(8,587,511)	$8,615,740

Other Assets	$432,387	$1,632,751	$(1,200,364)

Liabilities	$1,159,376	$14,576	$1,144,800

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as described in the financial statements and Gateway’s income (loss) for tax purposes:

TOTAL SERIES 2 - 6	2008	2007	2006
Net Income (Loss) per Financial Statements	$536,046	$(419,794)	$(954,029)

Equity in Loss of Project Partnerships for tax
purposes in excess of losses for financial statement
purposes	(2,881,099)	(3,718,707)	(3,975,528)

Adjustments to convert March 31, fiscal year end to
December 31, taxable year end	(116,480)	(324,272)	481,376

Additional Gain (Loss) on Sale of Project
Partnerships for tax purposes	6,496,999	(94,808)	188,930

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Administrative Expense	0	(103)	0
Interest Income	0	566	0

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	366,762	399,218	401,281
Amortization Expense	33,406	99,421	4,738
Impairment Expense	103,003	343,241	0
Other Adjustments	(111,719)	(99,020)	(102,920)

Gateway income (loss) for tax purposes as of
December 31	$4,426,918	$(3,814,259)	$(3,956,152)

The difference in the total value of Gateway’s Investments in Project Partnerships is approximately $6,439,891 higher for Series 2, $4,834,310 higher for Series 3, $9,218,137 higher for Series 4, $8,471,185 higher for Series 5 and $8,615,740 higher for Series 6 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2008 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences

Investments in Local Limited
Partnerships	$49,341	$(37,529,922)	$37,579,264

Other Assets	$1,504,892	$6,698,832	$(5,193,940)

Liabilities	$4,401,647	$537,835	$3,863,812

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 2	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 3,793	$ 0	$ 1,569	$ 7,964

Net Income (Loss)	$ 27,168	$ 143,382	$ 389,890	$ (21,467)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (4.66)	$ 32.18	$ 62.91	$ (3.47)

Series 3	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 11,633	$ 0	$ 4,134	$ 3,426

Net Income (Loss)	$ 33,066	$ (29,130)	$ (15,037)	$ 53,888

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificate Outstanding	$ 5.98	$ (5.34)	$ (2.77)	$ 9.74

Series 4	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 8,508	$ 2,800	$ 884	$ 1,828

Net Income (Loss)	$ 58,596	$ (39,722)	$ 178,059	$ (13,681)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificate Outstanding	$ 8.35	$ (5.74)	$ 25.45	$ (2.00)

Series 5	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 16,410	$ 3,216	$ 1,554	$ 6,687

Net Income (Loss)	$ (33,432)	$ (53,852)	$ 171,091	$ (44,989)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (3.84)	$ (6.19)	$ 19.03	$ (5.22)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 9,399	$ 7,865	$ 3,702	$ 7,684

Net Loss	$ (41,235)	$ (124,956)	$ (51,269)	$ (50,324)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (4.04)	$ (12.24)	$ (5.02)	$ (4.94)

Series 2 - 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 49,743	$ 13,881	$ 11,843	$ 27,589

Net Income (Loss)	$ 44,163	$ (104,278)	$ 672,734	$ (76,573)

Series 2	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 2,556	$ 1,237	$ 1,600	$ 9,816

Net Loss	$ (21,277)	$ (43,720)	$ (31,286)	$ (22,844)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (3.43)	$ (7.05)	$ (5.05)	$ (3.69)

Series 3	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 10,940	$ 874	$ 0	$ 8,625

Net Income (Loss)	$ (17,860)	$ (39,285)	$ 66,370	$ 296,737

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (3.24)	$ (7.13)	$ 12.05	$ 45.17

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 4	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 5,977	$ 7,370	$ 0	$ 6,744

Net Income (Loss)	$ (29,728)	$ (41,536)	$ (40,484)	$ 32,472

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (4.26)	$ (5.95)	$ (5.80)	$ (4.69)

Series 5	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 12,500	$ 6,528	1,654	$ 6,130

Net Loss	$ (37,249)	$ (55,517)	$ (45,256)	$ (56,663)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (4.28)	$ (6.38)	$ (5.20)	$ (6.51)

Series 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 13,373	$ 7,628	$ 3,740	$ 4,937

Net Loss	$ (40,971)	$ (49,935)	$ (56,389)	$ (185,373)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (4.01)	$ (4.89)	$ (5.52)	$ (18.17)

Series 2 - 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 45,346	$ 23,637	$ 6,994	$ 36,252

Net Income (Loss)	$ (147,085)	$ (229,993)	$ (107,045)	$ 64,329

NOTE 9 – SUBSEQUENT EVENTS:

Series 4

Subsequent to the March 31, 2008 year-end, Gateway sold its Project Partnership investment in Norton Green Limited Partnership.  Gateway received approximately $121,000 in net proceeds which also approximates the gain on sale of Project Partnerships to be recognized in fiscal year 2009 (approximately $17.50 per beneficial assignee certificate) from this sale transaction in June 2008 which will be distributed to the Series 4 Assignees during fiscal year 2009.  This sale will be reflected in the financial statements for the quarter-ended June 30, 2008.

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.  Controls and Procedures

Disclosure controls are procedures designed to ensure that information required to be disclosed in Gateway's reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as Gateway's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in Gateway’s internal control over financial reporting during the year ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Gateway’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Gateway.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of Gateway’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect Gateway’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of its financial statements; providing reasonable assurance that receipts and expenditures of Gateway’s assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Gateway’s assets that could have a material effect on Gateway’s financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of Gateway’s financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of Gateway’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that Gateway’s internal control over financial reporting was effective as of March 31, 2008.

Item 9a(T).  Controls and Procedures

Not applicable to Gateway’s annual report for fiscal year ended March 31, 2008.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of Gateway

Gateway has no directors or executive officers.  Gateway’s affairs are managed and controlled by the Managing General Partner.  Certain information concerning the directors and officers of the Managing General Partner are set forth below.

Raymond James Tax Credit Funds, Inc. - Managing General Partner

Raymond James Tax Credit Funds, Inc. is the Managing General Partner and is responsible for decisions pertaining to the acquisition and sale of Gateway’s interests in the Project Partnerships and other matters related to the business operations of Gateway.  Certain officers and the directors of the Managing General Partner are as follows:

Ronald M. Diner, age 64, is President and a Director.  He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983.  Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966).  Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm.  He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm.  He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development.  Mr. Diner  has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby III, age 52, is a Vice President and a Director.  He is a Senior Managing Director of Raymond James & Associates, Inc. which he joined in 1982.  Mr. Mosby received an MBA from the Harvard Business School (1982).  He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

Raymond James Tax Credit Funds, Inc. is a wholly owned subsidiary of Raymond James Financial, Inc. (“RJF”).  RJF has adopted a Business Ethics and Corporate Policy that is applicable to the officers and employees of Raymond James Tax Credit Funds, Inc., the Managing General Partner of Gateway.  That policy is posted on RJF’s Internet website at http://www.raymondjames.com under “About Our Company” --- Investor Relations --- Corporate Governance --- Employee Code of Ethics.

Raymond James Partners, Inc. -

Raymond James Partners, Inc. was formed to act as the general partner, with affiliated corporations, in limited partnerships sponsored by Raymond James Financial, Inc.

Information regarding the officers and directors of Raymond James Partners, Inc. is included on pages 58 and 59 of the Prospectus under the section captioned “Management” (consisting of pages 56 through 59 of the Prospectus) which is incorporated herein by reference.

Item 11.  Executive Compensation

Gateway has no directors or officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Neither of the General Partners nor their directors and officers own any units of the outstanding securities of Gateway as of March 31, 2008.

Gateway is a Limited Partnership and therefore does not have voting shares of stock.  To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway’s outstanding units.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Gateway has no officers or directors.  However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway.  Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described on pages 15 to 18 of the Prospectus under the caption “Management Compensation”, which is incorporated herein by reference.  See Note 4 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2008, 2007, and 2006.

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

For the years ended March 31, 2008, 2007 and 2006 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2008	2007	2006
Series 2	$ 59,534	$ 67,315	$ 67,609
Series 3	43,194	58,055	62,716
Series 4	60,199	74,671	77,205
Series 5	86,397	92,287	92,722
Series 6	100,623	101,242	101,592
Total	$ 349,947	$ 393,570	$ 401,844

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2008	2007	2006
Series 2	$ 63,930	$ 61,537	$ 47,681
Series 3	53,244	63,702	49,848
Series 4	68,200	81,118	62,853
Series 5	95,494	97,901	77,443
Series 6	112,863	103,495	81,777
Total	$ 393,761	$ 407,753	$ 319,602

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2008 and 2007 are as follows:

	March 31, 2008	March 31, 2007
Series 2	$ 781,559	$ 715,273
Series 3	647,870	606,565
Series 4	845,940	782,789
Series 5	773,924	682,447
Series 6	1,119,389	1,013,609
Total	$ 4,168,682	$ 3,800,683

Item 14.  Principal Accounting Fees & Services

   Audit Fees

The aggregate fees billed by Gateway’s principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements and review of financial statements included in the Gateway’s quarterly report on Form 10-Q was $45,500 and $50,000 for the years ended March 31, 2008 and 2007, respectively.  The aggregate fees billed by Gateway’s former principal accounting firm, Spence, Marston, Bunch, Morris and Co., totaled $2,000 for each of the years ended March 31, 2008 and 2007 for services pertaining to prior years audit reports.

   Tax Fees

During fiscal 2008 and 2007, Spence, Marston, Bunch, Morris and Co. was engaged to prepare Gateway’s federal tax return, for which they billed $9,000 for each of the years ended 2008 and 2007.

   Other Fees

The two members of Raymond James Tax Credit Funds, Inc. Board of Directors, Ronald M. Diner and J. Davenport Mosby III also serve as the members of the Audit Committee on behalf of Gateway.  The audit committee charter requires that the committee approve the engagement of the principal accounting firm prior to the rendering of any audit or non-audit services. During fiscal 2008, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.(1) Financial Statements

  (2) Financial Statement Schedules -

   Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Project Partnerships

   Schedule IV – Mortgage loans on real estate

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
32              Certification required by Rule 15d-14(b).(Filed herewith.)

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 2
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Deerfield II	Douglas, GA	24	681,625
Hartwell Family	Hartwell, GA	24	684,996
Cherrytree Apts.	Albion, PA	33	1,165,968
Springwood Apts.	Westfield, NY	32	1,216,115
Lewiston	Lewiston, NY	25	972,380
Charleston	Charleston, AR	32	818,548
Sallisaw II	Sallisaw, OK	47	1,163,265
Pocola	Pocola, OK	36	959,395
Pearson Elderly	Pearson, GA	25	598,741
Richland Elderly	Richland, GA	34	842,791
Woodland Terrace	Waynesboro, GA	30	862,366
Mt. Vernon Elderly	Mt. Vernon, GA	21	557,512
Lakeland Elderly	Lakeland, GA	29	755,935
Prairie Apartments	Eagle Butte, SD	21	948,808
Sylacauga Heritage	Sylacauga, AL	44	1,346,930
Manchester Housing	Manchester, GA	49	1,414,336
Durango C.W.W.	Durango, CO	24	1,008,829
Columbus Sr.	Columbus, KS	16	424,147

Total Series 2		546	$ 16,422,687

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 2	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Deerfield II	33,600	820,962	0
Hartwell Family	22,700	836,998	0
Cherrytree Apts.	62,000	1,376,297	28,860
Springwood Apts.	21,500	1,451,283	95,730
Lewiston	38,400	1,178,185	17,350
Charleston	16,000	1,060,098	0
Sallisaw II	37,500	1,480,089	0
Pocola	22,500	1,223,370	0
Pearson Elderly	15,000	767,590	(1,130)
Richland Elderly	31,500	1,027,512	(1,141)
Woodland Terrace	36,400	1,047,107	(1,865)
Mt. Vernon Elderly	21,750	680,437	(1,252)
Lakeland Elderly	28,000	930,574	(2,759)
Prairie Apartments	66,500	1,150,214	239,102
Sylacauga Heritage	66,080	1,648,081	68,356
Manchester Housing	36,000	1,746,076	(704)
Durango C.W.W.	140,250	1,123,454	123,642
Columbus Sr.	64,373	444,257	39,505

Total Series 2	$ 760,053	$ 19,992,584	$ 603,694

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 2
Apartment Properties	Gross Amount At Which Carried At December 31, 2007
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Deerfield II	33,600	820,962	854,562
Hartwell Family	22,700	836,998	859,698
Cherrytree Apts.	70,041	1,397,116	1,467,157
Springwood Apts.	28,520	1,539,993	1,568,513
Lewiston	38,400	1,195,535	1,233,935
Charleston	16,000	1,060,098	1,076,098
Sallisaw II	37,500	1,480,089	1,517,589
Pocola	22,500	1,223,370	1,245,870
Pearson Elderly	15,000	766,460	781,460
Richland Elderly	31,500	1,026,371	1,057,871
Woodland Terrace	36,400	1,045,242	1,081,642
Mt. Vernon Elderly	21,750	679,185	700,935
Lakeland Elderly	28,000	927,815	955,815
Prairie Apartments	109,044	1,346,772	1,455,816
Sylacauga Heritage	69,475	1,713,042	1,782,517
Manchester Housing	36,000	1,745,372	1,781,372
Durango C.W.W.	140,250	1,247,096	1,387,346
Columbus Sr.	71,440	476,695	548,135

Total Series 2	$ 828,120	$ 20,528,211	$ 21,356,331

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 2
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Deerfield II	519,159	5-27.5
Hartwell Family	531,734	5-27.5
Cherrytree Apts.	614,072	5-27.5
Springwood Apts.	704,605	5-40
Lewiston	516,477	5-40
Charleston	743,899	5-25
Sallisaw II	1,016,735	5-25
Pocola	770,476	5-27.5
Pearson Elderly	444,640	5-30
Richland Elderly	589,830	5-30
Woodland Terrace	605,370	5-30
Mt. Vernon Elderly	394,764	5-30
Lakeland Elderly	534,324	5-30
Prairie Apartments	655,727	5-40
Sylacauga Heritage	785,405	5-40
Manchester Housing	993,566	5-30
Durango C.W.W.	559,097	5-40
Columbus Sr.	342,361	5-27.5

Total Series 2	$ 11,322,241

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 3
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Poteau II	Poteau, OK	52	1,254,325
Sallisaw	Sallisaw, OK	52	1,275,876
Nowata Properties	Oolagah, OK	32	833,744
Waldron Properties	Waldron, AR	24	620,194
Roland II	Roland, OK	52	1,273,394
Stilwell	Stilwell, OK	48	1,155,320
Hornellsville	Arkport, NY	24	866,689
CE McKinley II	Rising Sun, MD	16	537,292
Weston Apartments	Weston, AL	10	265,465
Countrywood Apts.	Centreville, AL	40	1,159,567
Wildwood Apts.	Pineville, LA	28	825,204
Hancock	Hawesville, KY	12	337,859
Hopkins	Madisonville, KY	24	702,738
Elkhart Apts.	Elkhart, TX	54	1,065,080
Heritage Villas	Helena, GA	25	658,726

Total Series 3		493	$ 12,831,473

SERIES 3	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Poteau II	76,827	1,712,321	0
Sallisaw	70,000	1,674,103	0
Nowata Properties	45,500	1,102,984	0
Waldron Properties	26,000	834,273	0
Roland II	70,000	1,734,010	0
Stilwell	37,500	1,560,201	0
Hornellsville	41,225	1,018,523	118,724
CE McKinley II	11,762	745,635	92,032
Weston Apartments	0	339,144	10,092
Countrywood Apts.	55,750	1,447,439	126,989
Wildwood Apts.	48,000	1,018,897	45,003
Hancock	20,700	419,725	0
Hopkins	43,581	885,087	(1,412)
Elkhart Apts.	35,985	1,361,096	318,373
Heritage Villas	21,840	801,128	1,791

Total Series 3	$ 604,670	$ 16,654,566	$ 711,592

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 3
Apartment Properties	Gross Amount At Which Carried At December 31, 2007
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Poteau II	76,827	1,712,321	1,789,148
Sallisaw	70,000	1,674,103	1,744,103
Nowata Properties	45,500	1,102,984	1,148,484
Waldron Properties	26,000	834,273	860,273
Roland II	70,000	1,734,010	1,804,010
Stilwell	37,500	1,560,201	1,597,701
Hornellsville	41,225	1,137,247	1,178,472
CE McKinley II	11,749	837,680	849,429
Weston Apartments	0	349,236	349,236
Countrywood Apts.	59,940	1,570,238	1,630,178
Wildwood Apts.	48,000	1,063,900	1,111,900
Hancock	20,700	419,725	440,425
Hopkins	43,581	883,675	927,256
Elkhart Apts.	23,378	1,692,076	1,715,454
Heritage Villas	21,840	802,919	824,759

Total Series 3	$ 596,240	$ 17,374,588	$ 17,970,828

SERIES 3
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Poteau II	1,334,149	5-25
Sallisaw	1,273,402	5-25
Nowata Properties	831,191	5-25
Waldron Properties	629,338	5-25
Roland II	1,343,982	5-25
Stilwell	1,201,288	5-25
Hornellsville	787,682	5-27.5
CE McKinley II	579,885	5-27.5
Weston Apartments	248,968	5-27.5
Countrywood Apts.	1,068,333	5-27.5
Wildwood Apts.	680,111	5-30
Hancock	264,286	5-27.5
Hopkins	556,430	5-27.5
Elkhart Apts.	1,108,691	5-25
Heritage Villas	470,151	5-30

Total Series 3	$ 12,377,887

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 4
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Seneca Apartments	Seneca, MO	24	592,522
Westville	Westville, OK	36	835,949
Wellsville Senior	Wellsville, KS	24	643,341
Stilwell II	Stilwell, OK	52	1,253,921
Spring Hill Senior	Spring Hill, KS	24	677,663
Wynnwood Common	Fairchance, PA	34	1,334,549
St. George	St. George, SC	24	731,464
Williston	Williston, SC	24	777,142
St. Joseph	St. Joseph, IL	24	806,059
Courtyard	Huron, SD	21	693,132
Rural Development	Ashland, ME	25	1,174,417
Jonesville Manor	Jonesville, VA	40	1,314,301
Norton Green	Norton, VA	40	1,305,458
Piedmont	Barnesville, GA	36	1,013,255
S.F. Arkansas City	Arkansas City, KS	12	334,468

Total Series 4		440	$ 13,487,641

SERIES 4	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Seneca Apartments	76,212	640,702	127,875
Westville	27,560	1,074,126	0
Wellsville Senior	38,000	772,971	(1)
Stilwell II	30,000	1,627,974	0
Spring Hill Senior	49,800	986,569	0
Wynnwood Common	68,000	1,578,814	78,648
St. George	22,600	915,400	1,827
Williston	25,000	959,345	5,680
St. Joseph	28,000	940,580	8,304
Courtyard	24,500	810,110	66,891
Rural Development	38,200	1,361,892	33,911
Jonesville Manor	100,000	1,578,135	120,474
Norton Green	120,000	1,535,373	177,013
Piedmont	29,500	1,259,547	0
S.F. Arkansas City	16,800	395,228	0

Total Series 4	$ 694,172	$ 16,436,766	$ 620,622

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 4
Apartment Properties	Gross Amount At Which Carried At December 31, 2007
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Seneca Apartments	79,386	765,403	844,789
Westville	27,560	1,074,126	1,101,686
Wellsville Senior	38,000	772,970	810,970
Stilwell II	30,000	1,627,974	1,657,974
Spring Hill Senior	49,800	986,569	1,036,369
Wynnwood Common	118,004	1,607,458	1,725,462
St. George	22,600	917,227	939,827
Williston	25,000	965,025	990,025
St. Joseph	28,000	948,884	976,884
Courtyard	31,550	869,951	901,501
Rural Development	38,200	1,395,803	1,434,003
Jonesville Manor	100,000	1,698,609	1,798,609
Norton Green	120,000	1,712,386	1,832,386
Piedmont	29,500	1,259,547	1,289,047
S.F. Arkansas City	16,800	395,228	412,028

Total Series 4	$ 754,400	$ 16,997,160	$ 17,751,560

SERIES 4
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Seneca Apartments	509,490	5-27.5
Westville	674,175	5-27.5
Wellsville Senior	487,288	5-25
Stilwell II	1,022,305	5-27.5
Spring Hill Senior	685,243	5-25
Wynnwood Common	733,197	5-40
St. George	603,307	5-27.5
Williston	611,563	5-27.5
St. Joseph	599,090	5-27.5
Courtyard	534,892	5-27.5
Rural Development	900,956	5-27.5
Jonesville Manor	1,047,167	5-27.5
Norton Green	1,091,202	5-27.5
Piedmont	599,970	5-27.5
S.F. Arkansas City	248,606	5-27.5

Total Series 4	$ 10,348,451

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 5
Apartment Properties

		# of	Mortgage Loan
Partnership	Location	Units	Balance

Seymour	Seymour, IN	37	1,202,336
Effingham	Effingham, IL	24	782,324
S.F. Winfield	Winfield, KS	12	326,872
S.F.Medicine Lodge	Medicine Lodge, KS	16	445,433
S.F. Ottawa	Ottawa, KS	24	560,542
S.F. Concordia	Concordia, KS	20	547,262
Carrollton Club	Carrollton, GA	78	2,601,084
Scarlett Oaks	Lexington, SC	40	1,350,326
Brooks Hill	Ellijay, GA	44	1,421,737
Greensboro	Greensboro, GA	24	710,729
Greensboro II	Greensboro, GA	32	872,782
Pine Terrace	Wrightsville, GA	24	706,613
Shellman	Shellman, GA	27	718,059
Blackshear	Cordele, GA	46	1,283,675
Crisp Properties	Cordele, GA	31	905,753
Crawford	Crawford, GA	25	724,068
Yorkshire	Wagoner, OK	60	2,025,165
Woodcrest	South Boston, VA	40	1,229,084
Clayton	Clayton, OK	24	649,712
Alma	Alma, AR	24	714,281
Spring Hill	Spring Hill, KS	36	1,095,454
Menard Retirement	Menard, TX	24	611,285
Wallis Housing	Wallis, TX	24	372,177
Mill Creek	Grove, OK	60	1,393,750
Cloverdale	Chandler, TX	24	738,015
S. Timber Ridge	Cloverdale, IN	44	1,036,910
Pineville	Pineville, MO	12	311,093
Ravenwood	Americus, GA	24	705,352

Total Series 5		900	$ 26,041,873

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 5	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Seymour	59,500	1,452,557	5,645
Effingham	38,500	940,327	1,790
S.F. Winfield	18,000	382,920	1,482
S.F.Medicine Lodge	21,600	542,959	8,365
S.F. Ottawa	25,200	687,929	19,213
S.F. Concordia	28,000	658,961	8,946
Carrollton Club	248,067	722,560	2,247,274
Scarlett Oaks	44,475	992,158	654,529
Brooks Hill	0	214,335	1,553,848
Greensboro	15,930	61,495	788,834
Greensboro II	21,330	92,063	975,271
Pine Terrace	14,700	196,071	675,330
Shellman	13,500	512,531	375,617
Blackshear	60,000	413,143	1,129,061
Crisp Properties	48,000	578,709	501,525
Crawford	16,600	187,812	703,300
Yorkshire	100,000	2,212,045	348,244
Woodcrest	70,000	842,335	720,079
Clayton	35,600	835,930	0
Alma	45,000	912,710	0
Spring Hill	70,868	1,318,926	59,584
Menard Retirement	21,000	721,251	53,067
Wallis Housing	13,900	553,230	11,203
Mill Creek	28,000	414,429	1,299,240
Cloverdale	40,000	583,115	402,237
S. Timber Ridge	43,705	1,233,570	85,773
Pineville	59,661	328,468	50,734
Ravenwood	14,300	873,596	13,100

Total Series 5	$ 1,215,436	$ 19,466,135	$ 12,693,291

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 5
Apartment Properties	Gross Amount At Which Carried At December 31, 2007
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Seymour	59,500	1,458,202	1,517,702
Effingham	38,500	942,117	980,617
S.F. Winfield	18,000	384,402	402,402
S.F.Medicine Lodge	21,600	551,324	572,924
S.F. Ottawa	25,200	707,142	732,342
S.F. Concordia	28,000	667,907	695,907
Carrollton Club	248,068	2,969,833	3,217,901
Scarlett Oaks	44,475	1,646,687	1,691,162
Brooks Hill	93,082	1,675,101	1,768,183
Greensboro	15,930	850,329	866,259
Greensboro II	16,845	1,071,819	1,088,664
Pine Terrace	14,700	871,401	886,101
Shellman	13,500	888,148	901,648
Blackshear	60,000	1,542,204	1,602,204
Crisp Properties	48,000	1,080,234	1,128,234
Crawford	16,600	891,112	907,712
Yorkshire	119,888	2,540,401	2,660,289
Woodcrest	70,000	1,562,414	1,632,414
Clayton	35,600	835,930	871,530
Alma	45,000	912,710	957,710
Spring Hill	70,868	1,378,510	1,449,378
Menard Retirement	21,000	774,318	795,318
Wallis Housing	13,900	564,433	578,333
Mill Creek	28,000	1,713,669	1,741,669
Cloverdale	40,000	985,352	1,025,352
S. Timber Ridge	33,300	1,329,748	1,363,048
Pineville	61,056	377,807	438,863
Ravenwood	14,300	886,696	900,996

Total Series 5	$ 1,314,912	$ 32,059,950	$ 33,374,862

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 5
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Seymour	900,258	5-27.5
Effingham	577,044	5-27.5
S.F. Winfield	243,416	5-27.5
S.F.Medicine Lodge	314,585	5-27.5
S.F. Ottawa	445,623	5-27.5
S.F. Concordia	422,533	5-27.5
Carrollton Club	1,670,495	5-27.5
Scarlett Oaks	893,514	5-27.5
Brooks Hill	933,099	5-27.5
Greensboro	447,243	5-30
Greensboro II	563,535	5-30
Pine Terrace	483,731	5-30
Shellman	487,387	5-30
Blackshear	820,464	5-30
Crisp Properties	587,815	5-30
Crawford	480,303	5-30
Yorkshire	908,714	5-50
Woodcrest	615,909	5-40
Clayton	505,066	5-27.5
Alma	606,675	5-25
Spring Hill	892,856	5-25
Menard Retirement	246,889	5-30
Wallis Housing	318,178	5-30
Mill Creek	1,108,563	5-25
Cloverdale	609,784	5-27.5
S. Timber Ridge	842,360	5-25
Pineville	260,845	5-27.5
Ravenwood	368,908	5-27.5

Total Series 5	$ 17,555,792

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 6
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Spruce	Pierre, SD	24	891,201
Shannon Apartments	O'Neill, NE	16	521,722
Carthage	Carthage, MO	24	553,420
Coal City	Coal City, IL	24	951,947
Blacksburg Terrace	Blacksburg, SC	32	1,055,845
Frazier	Smyrna, DE	30	1,433,668
Ehrhardt	Ehrhardt, SC	16	545,765
Sinton	Sinton, TX	32	827,676
Frankston	Frankston, TX	24	546,569
Flagler Beach	Flagler Beach, FL	43	1,362,552
Oak Ridge	Williamsburg, KY	24	790,744
Monett	Monett, MO	32	767,264
Arma	Arma, KS	28	700,204
Southwest City	Southwest City, MO	12	310,093
Meadowcrest	Luverne, AL	32	980,041
Parsons	Parsons, KS	48	1,224,150
Newport Village	Newport, TN	40	1,264,255
Goodwater Falls	Jenkins, KY	36	1,054,035
Northfield Station	Corbin, KY	24	776,910
Pleasant Hill Square	Somerset, KY	24	758,000
Winter Park	Mitchell, SD	24	976,007
Cornell	Watertown, SD	24	847,238
Heritage Drive S.	Jacksonville, TX	40	956,348
Brodhead	Brodhead, KY	24	765,359
Mt. Village	Mt. Vernon, KY	24	764,156
Hazlehurst	Hazlehurst, MS	32	931,836
Sunrise	Yankton, SD	33	1,132,443
Stony Creek	Hooversville, PA	32	1,306,394
Logan Place	Logan, OH	40	1,221,444
Haines	Haines, AK	32	2,324,775
Maple Wood	Barbourville, KY	24	774,751
Summerhill	Gassville, AR	28	1,163,552
Dorchester	St. George, SC	12	451,196
Lancaster	Mountain View, AR	33	1,055,711
Dawson	Dawson, GA	40	1,154,312

Total Series 6		1,007	$ 33,141,583

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 6	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Spruce	60,040	108,772	1,029,129
Shannon Apartments	5,000	94,494	626,244
Carthage	115,814	578,597	107,927
Coal City	60,055	1,121,477	15,122
Blacksburg Terrace	39,930	1,278,860	62,611
Frazier	51,665	1,619,209	5,968
Ehrhardt	9,020	671,750	29,111
Sinton	42,103	985,010	25,946
Frankston	30,000	639,068	7,863
Flagler Beach	118,575	1,534,541	65,560
Oak Ridge	40,000	995,782	9,864
Monett	170,229	782,795	97,706
Arma	85,512	771,316	81,951
Southwest City	67,303	319,272	62,000
Meadowcrest	72,500	1,130,651	45,127
Parsons	49,780	1,483,188	0
Newport Village	61,350	1,470,505	167,006
Goodwater Falls	32,000	1,142,517	154,630
Northfield Station	44,250	977,220	(50,426)
Pleasant Hill Square	35,000	893,323	(21,651)
Winter Park	95,000	1,121,119	147,210
Cornell	32,000	1,017,572	129,208
Heritage Drive S.	44,247	1,151,157	51,085
Brodhead	21,600	932,468	50,771
Mt. Village	55,000	884,596	25,613
Hazlehurst	60,000	1,118,734	25,567
Sunrise	90,000	1,269,252	148,361
Stony Creek	0	1,428,656	227,479
Logan Place	39,300	1,477,527	10,085
Haines	189,323	2,851,953	114,003
Maple Wood	79,000	924,144	36,646
Summerhill	23,000	788,157	508,629
Dorchester	13,000	239,455	308,371
Lancaster	37,500	1,361,272	(10,273)
Dawson	40,000	346,569	1,088,404

Total Series 6	$ 2,009,096	$ 35,510,978	$ 5,382,847

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 6
Apartment Properties	Gross Amount At Which Carried At December 31, 2007
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Spruce	86,308	1,111,633	1,197,941
Shannon Apartments	39,871	685,867	725,738
Carthage	119,404	682,934	802,338
Coal City	60,055	1,136,599	1,196,654
Blacksburg Terrace	39,930	1,341,471	1,381,401
Frazier	51,665	1,625,177	1,676,842
Ehrhardt	9,020	700,861	709,881
Sinton	42,103	1,010,956	1,053,059
Frankston	30,000	646,931	676,931
Flagler Beach	118,575	1,600,101	1,718,676
Oak Ridge	40,000	1,005,646	1,045,646
Monett	173,663	877,067	1,050,730
Arma	98,012	840,767	938,779
Southwest City	88,436	360,139	448,575
Meadowcrest	87,700	1,160,578	1,248,278
Parsons	49,780	1,483,188	1,532,968
Newport Village	61,350	1,637,511	1,698,861
Goodwater Falls	32,000	1,297,147	1,329,147
Northfield Station	44,250	926,794	971,044
Pleasant Hill Square	29,550	877,122	906,672
Winter Park	102,494	1,260,835	1,363,329
Cornell	44,479	1,134,301	1,178,780
Heritage Drive S.	37,440	1,209,049	1,246,489
Brodhead	21,600	983,239	1,004,839
Mt. Village	56,450	908,759	965,209
Hazlehurst	60,000	1,144,301	1,204,301
Sunrise	112,363	1,395,250	1,507,613
Stony Creek	108,200	1,547,935	1,656,135
Logan Place	39,300	1,487,612	1,526,912
Haines	189,323	2,965,956	3,155,279
Maple Wood	79,000	960,790	1,039,790
Summerhill	23,000	1,296,786	1,319,786
Dorchester	13,000	547,826	560,826
Lancaster	37,500	1,350,999	1,388,499
Dawson	40,000	1,434,973	1,474,973

Total Series 6	$ 2,265,821	$ 40,637,100	$ 42,902,921

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007

SERIES 6
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Spruce	540,263	5-30
Shannon Apartments	292,221	5-40
Carthage	490,511	5-27.5
Coal City	529,802	5-27.5
Blacksburg Terrace	826,884	5-27.5
Frazier	1,002,950	5-27.5
Ehrhardt	393,072	5-27.5
Sinton	340,404	5-50
Frankston	214,512	5-30
Flagler Beach	644,284	5-40
Oak Ridge	578,469	5-27.5
Monett	637,261	5-27.5
Arma	573,300	5-27.5
Southwest City	263,230	5-27.5
Meadowcrest	490,568	5-40
Parsons	929,315	5-27.5
Newport Village	949,080	5-27.5
Goodwater Falls	485,368	5-27.5
Northfield Station	347,548	5-27.5
Pleasant Hill Square	326,242	5-27.5
Winter Park	605,626	5-40
Cornell	470,331	5-40
Heritage Drive S.	737,480	5-25
Brodhead	382,080	5-40
Mt. Village	365,217	5-50
Hazlehurst	413,855	5-40
Sunrise	785,425	5-27.5
Stony Creek	633,818	5-27.5
Logan Place	729,292	5-27.5
Haines	1,673,963	5-27.5
Maple Wood	559,034	5-27.5
Summerhill	377,851	5-27.5
Dorchester	301,436	5-27.5
Lancaster	578,165	5-40
Dawson	513,966	5-40

Total Series 6	$ 19,982,823

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007
NOTES TO SCHEDULE III

SERIES 2
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2006		$ 28,690,218
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	71,497
Improvements, etc.	0
Other	0
		71,497
Deductions during period:
Cost of real estate sold	(7,404,455)
Other	(929)
		(7,405,384)

Balance at end of period - December 31, 2007		$ 21,356,331

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2006		$ 14,509,817
Current year expense	655,788
Sale of assets	(3,842,435)
Prior year adjustments	(929)
		(3,187,576)

Balance at end of period - December 31, 2007		$ 11,322,241

SERIES 3
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2006		$ 20,786,326
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	49,371
Improvements, etc.	0
Other	0
		49,371
Deductions during period:
Cost of real estate sold	(2,864,870)
Other	1
		(2,864,869)

Balance at end of period - December 31, 2007		$ 17,970,828

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2006		$ 12,941,903
Current year expense	647,338
Sale of assets	(1,211,355)
Prior year adjustments	1
		(564,016)

Balance at end of period - December 31, 2007		$ 12,377,887

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007
NOTES TO SCHEDULE III

SERIES 4
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2006		$ 30,128,719
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	63,386
Improvements, etc.	0
Other	0
		63,386
Deductions during period:
Cost of real estate sold	(12,439,536)
Other	(1,009)
		(12,440,545)

Balance at end of period - December 31, 2007		$ 17,751,560

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2006		$ 14,557,123
Current year expense	594,795
Sale of assets	(4,802,458)
Prior year adjustments	(1,009)
		(4,208,672)

Balance at end of period - December 31, 2007		$ 10,348,451

SERIES 5
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2006		$ 39,690,754
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	73,932
Improvements, etc.	0
Other	0
		73,932
Deductions during period:
Cost of real estate sold	(6,388,006)
Other	(1,818)
		(6,389,824)

Balance at end of period - December 31, 2007		$ 33,374,862

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2006		$ 19,192,129
Current year expense	1,066,122
Sale of assets	(2,700,641)
Prior year adjustments	(1,818)
		(1,636,337)

Balance at end of period - December 31, 2007		$ 17,555,792

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2007
NOTES TO SCHEDULE III

SERIES 6
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2006		$ 44,466,716
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	346,774
Improvements, etc.	0
Other	0
		346,774
Deductions during period:
Cost of real estate sold	(1,548,071)
Other	(362,498)
		(1,910,569)

Balance at end of period - December 31, 2007		$ 42,902,921

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2006		$ 19,596,977
Current year expense	1,328,384
Sale of assets	(580,040)
Prior year adjustments	(362,498)
		385,846

Balance at end of period - December 31, 2007		$ 19,982,823

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2007

SERIES 2
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Deerfield II	24	$ 681,625	8.75%	6,284	50
Hartwell Family	24	684,996	8.75%	5,307	50
Cherrytree Apts.	33	1,165,968	8.75%	9,011	50
Springwood Apts.	32	1,216,115	8.75%	9,218	50
Lewiston	25	972,380	9.00%	7,720	50
Charleston	32	818,548	8.75%	6,333	50
Sallisaw II	47	1,163,265	8.75%	8,980	50
Pocola	36	959,395	8.75%	7,407	50
Pearson Elderly	25	598,741	9.00%	4,926	50
Richland Elderly	34	842,791	8.75%	6,517	50
Woodland Terrace	30	862,366	8.75%	6,666	50
Mt. Vernon Elderly	21	557,512	8.75%	4,309	50
Lakeland Elderly	29	755,935	8.75%	5,882	50
Prairie Apartments	21	948,808	9.00%	7,515	50
Sylacauga Heritage	44	1,346,930	8.75%	10,536	50
Manchester Housing	49	1,414,336	8.75%	10,958	50
Durango C.W.W.	24	1,008,829	9.00%	7,739	50
Columbus Sr.	16	424,147	8.25%	3,102	50

Total Series 2	546	$ 16,422,687

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2007

SERIES 3
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Poteau II	52	$ 1,254,325	9.50%	10,682	50
Sallisaw	52	1,275,876	9.50%	10,654	50
Nowata Properties	32	833,744	9.50%	6,905	50
Waldron Properties	24	620,194	9.00%	4,950	50
Roland II	52	1,273,394	9.50%	10,657	50
Stilwell	48	1,155,320	9.50%	9,727	50
Hornellsville	24	866,689	9.00%	6,927	50
CE McKinley II	16	537,292	8.75%	5,146	50
Weston Apartments	10	265,465	9.00%	2,131	50
Countrywood Apts.	40	1,159,567	9.00%	9,310	50
Wildwood Apts.	28	825,204	9.50%	6,906	50
Hancock	12	337,859	9.50%	3,119	50
Hopkins	24	702,738	8.75%	5,815	50
Elkhart Apts.	54	1,065,080	9.00%	9,198	40
Heritage Villas	25	658,726	8.75%	5,110	50

Total Series 3	493	$ 12,831,473

SERIES 4
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Seneca Apartments	24	$ 592,522	9.00%	4,692	50
Westville	36	835,949	8.75%	6,448	50
Wellsville Senior	24	643,341	8.75%	4,859	50
Stilwell II	52	1,253,921	8.75%	9,672	50
Spring Hill Senior	24	677,663	8.75%	5,236	50
Wynnwood Common	34	1,334,549	8.75%	10,300	50
St. George	24	731,464	8.75%	5,677	50
Williston	24	777,142	9.00%	6,147	50
St. Joseph	24	806,059	9.00%	6,379	50
Courtyard	21	693,132	9.25%	5,622	50
Rural Development	25	1,174,417	9.25%	9,539	50
Jonesville Manor	40	1,314,301	8.75%	10,159	50
Norton Green	40	1,305,458	8.75%	10,085	50
Piedmont	36	1,013,255	8.75%	7,856	50
S.F. Arkansas City	12	334,468	10.62%	3,056	50

Total Series 4	440	$ 13,487,641

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2007

SERIES 5
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Seymour	37	$ 1,202,336	8.75%	9,346	50
Effingham	24	782,324	8.75%	6,032	50
S.F. Winfield	12	326,872	11.37%	3,016	50
S.F.Medicine Lodge	16	445,433	10.62%	4,049	50
S.F. Ottawa	24	560,542	10.62%	5,126	50
S.F. Concordia	20	547,262	11.87%	5,498	50
Carrollton Club	78	2,601,084	7.75%	18,064	50
Scarlett Oaks	40	1,350,326	8.25%	9,870	50
Brooks Hill	44	1,421,737	8.25%	10,398	50
Greensboro	24	710,729	7.75%	4,937	50
Greensboro II	32	872,782	7.75%	6,129	50
Pine Terrace	24	706,613	8.25%	5,172	50
Shellman	27	718,059	8.25%	5,264	50
Blackshear	46	1,283,675	8.25%	9,389	50
Crisp Properties	31	905,753	8.25%	6,632	50
Crawford	25	724,068	8.25%	5,302	50
Yorkshire	60	2,025,165	8.25%	14,842	50
Woodcrest	40	1,229,084	8.25%	9,402	50
Clayton	24	649,712	8.25%	4,760	50
Alma	24	714,281	8.75%	8,018	50
Spring Hill	36	1,095,454	8.25%	8,018	50
Menard Retirement	24	611,285	8.75%	4,715	50
Wallis Housing	24	372,177	8.75%	3,688	50
Mill Creek	60	1,393,750	8.25%	10,192	50
Cloverdale	24	738,015	8.75%	5,693	50
S. Timber Ridge	44	1,036,910	8.75%	7,986	50
Pineville	12	311,093	8.25%	2,318	50
Ravenwood	24	705,352	7.25%	4,595	50

Total Series 5	900	$ 26,041,873

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2007

SERIES 6
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Spruce	24	$ 891,201	8.75%	6,857	50
Shannon Apartments	16	521,722	8.75%	4,014	50
Carthage	24	553,420	8.75%	4,371	50
Coal City	24	951,947	7.75%	6,578	50
Blacksburg Terrace	32	1,055,845	8.25%	7,738	50
Frazier	30	1,433,668	8.25%	10,470	50
Ehrhardt	16	545,765	7.75%	3,791	50
Sinton	32	827,676	8.25%	6,063	50
Frankston	24	546,569	8.75%	4,207	50
Flagler Beach	43	1,362,552	8.25%	9,864	50
Oak Ridge	24	790,744	8.25%	5,800	50
Monett	32	767,264	8.25%	5,598	50
Arma	28	700,204	8.75%	5,388	50
Southwest City	12	310,093	8.25%	2,271	50
Meadowcrest	32	980,041	8.25%	7,160	50
Parsons	48	1,224,150	7.75%	8,485	50
Newport Village	40	1,264,255	7.75%	8,798	50
Goodwater Falls	36	1,054,035	7.75%	7,980	50
Northfield Station	24	776,910	7.75%	5,379	50
Pleasant Hill Square	24	758,000	7.75%	5,315	50
Winter Park	24	976,007	8.25%	7,131	50
Cornell	24	847,238	8.25%	6,193	50
Heritage Drive S.	40	956,348	8.25%	6,990	50
Brodhead	24	765,359	7.75%	5,303	50
Mt. Village	24	764,156	8.25%	5,574	50
Hazlehurst	32	931,836	8.25%	7,105	50
Sunrise	33	1,132,443	8.75%	8,711	50
Stony Creek	32	1,306,394	8.75%	9,065	50
Logan Place	40	1,221,444	8.25%	8,909	50
Haines	32	2,324,775	8.25%	16,950	50
Maple Wood	24	774,751	7.75%	5,381	50
Summerhill	28	1,163,552	8.25%	5,911	50
Dorchester	12	451,196	7.75%	3,118	50
Lancaster	33	1,055,711	7.75%	7,775	50
Dawson	40	1,154,312	7.25%	7,524	50

Total Series 6	1,007	$ 33,141,583

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.

Date: July 11, 2008     By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: July 11, 2008     By:/s/ J. Davenport Mosby III
J. Davenport Mosby III
Director

Date: July 11, 2008     By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: July 11, 2008     By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer