Form 10-Q
period 2008-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 2008-08-12
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2008

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

Item 1. Financial Statements

Balance of this page intentionally left blank.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)
	SERIES 2		SERIES 3		SERIES 4
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2008	2008	2008	2008	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 193,382	$ 83,047	$ 192,822	$ 75,920	$ 381,375	$ 97,986
Investments in Securities	-	126,654	-	126,654	-	177,316

Total Assets	$ 193,382	$ 209,701	$ 192,822	$ 202,574	$ 381,375	$ 275,302

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 51,805	$ 55,456	$ 49,422	$ 53,465	$ 57,188	$ 63,632
Distribution Payable	-	-	3,249	3,249	130,714	9,737

Total Current Liabilities	51,805	55,456	52,671	56,714	187,902	73,369

Long-Term Liabilities:
Payable to General Partners	738,359	726,103	603,904	594,405	792,255	782,308

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 6,136, 5,456, and 6,915
for Series 2, 3, and 4, respectively, have been
issued at June 30, 2008 and March 31, 2008	(734,598)	(709,923)	(464,854)	(449,798)	(602,834)	(583,401)
General Partners	137,816	138,065	1,101	1,253	4,052	3,026

Total Partners' Deficit	(596,782)	(571,858)	(463,753)	(448,545)	(598,782)	(580,375)

Total Liabilities and Partners' Deficit	$ 193,382	$ 209,701	$ 192,822	$ 202,574	$ 381,375	$ 275,302

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)
	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2008	2008	2008	2008	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 178,867	$ 258,274	$ 408,039	$ 128,416	$ 1,354,485	$ 643,643
Investments in Securities	-	126,654	-	303,971	-	861,249

Total Current Assets	178,867	384,928	408,039	432,387	1,354,485	1,504,892

Investments in Project Partnerships, net	17,294	21,112	26,997	28,229	44,291	49,341

Total Assets	$ 196,161	$ 406,040	$ 435,036	$ 460,616	$ 1,398,776	$ 1,554,233

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 79,067	$ 83,663	$ 73,640	$ 79,468	$ 311,122	$ 335,684
Distribution Payable	4	179,992	39,987	39,987	173,954	232,965

Total Current Liabilities	79,071	263,655	113,627	119,455	485,076	568,649

Long-Term Liabilities:
Payable to General Partners	709,560	690,261	1,064,497	1,039,921	3,908,575	3,832,998

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 8,616 and 10,105 for
Series 5 and 6, respectively, have been
issued at June 30, 2008 and March 31, 2008	(594,251)	(550,103)	(736,640)	(692,755)	(3,133,177)	(2,985,980)
General Partners	1,781	2,227	(6,448)	(6,005)	138,302	138,566

Total Partners' Deficit	(592,470)	(547,876)	(743,088)	(698,760)	(2,994,875)	(2,847,414)

Total Liabilities and Partners' Deficit	$ 196,161	$ 406,040	$ 435,036	$ 460,616	$ 1,398,776	$ 1,554,233

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 3,793	$ 3,793	$ 8,555	$ 11,633	$ 4,153	$ 8,508
Total Revenues	3,793	3,793	8,555	11,633	4,153	8,508

Expenses:
Asset Management Fee - General Partner	12,256	16,781	9,499	11,212	9,947	16,534
General and Administrative:
General Partner	15,550	16,335	12,958	13,925	12,664	19,605
Other	2,768	2,887	3,147	2,671	2,567	2,843

Total Expenses	30,574	36,003	25,604	27,808	25,178	38,982

Loss Before Gain on Sale of Project
Partnerships and Other Income	(26,781)	(32,210)	(17,049)	(16,175)	(21,025)	(30,474)
Gain on Sale of Project Partnerships	-	56,043	-	43,850	120,977	84,200
Interest Income	1,857	3,335	1,841	5,391	2,618	4,870

Net (Loss) Income	$ (24,924)	$ 27,168	$ (15,208)	$ 33,066	$ 102,570	$ 58,596

Allocation of Net (Loss) Income:
Assignees	$ (24,675)	$ (28,586)	$ (15,056)	$ 32,629	$ 101,544	$ 57,757
General Partners	(249)	55,754	(152)	437	1,026	839

	$ (24,924)	$ 27,168	$ (15,208)	$ 33,066	$ 102,570	$ 58,596
Net (Loss) Income Per Beneficial
Assignee Certificate	$ (4.02)	$ (4.66)	$ (2.76)	$ 5.98	$ 14.68	$ 8.35
Number of Beneficial Assignee
Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 5,992	$ 16,410	$ 11,438	$ 9,399	$ 33,931	$ 49,743
Total Revenues	5,992	16,410	11,438	9,399	33,931	49,743

Expenses:
Asset Management Fee - General Partner	19,299	22,999	24,576	25,394	75,577	92,920
General and Administrative:
General Partner	24,189	25,987	30,236	27,472	95,597	103,324
Other	5,149	3,145	3,900	5,813	17,531	17,359
Amortization	-	-	-	4,386	-	4,386

Total Expenses	48,637	52,131	58,712	63,065	188,705	217,989

Loss Before Equity in (Loss) Income of
Project Partnerships and Other Income	(42,645)	(35,721)	(47,274)	(53,666)	(154,774)	(168,246)
Equity in (Loss) Income of Project
Partnerships	(3,818)	(1,062)	(1,233)	6,645	(5,051)	5,583
Gain on Sale of Project Partnerships	-	-	-	-	120,977	184,093
Interest Income	1,869	3,351	4,179	5,786	12,364	22,733

Net (Loss) Income	$ (44,594)	$ (33,432)	$ (44,328)	$ (41,235)	$ (26,484)	$ 44,163

Allocation of Net (Loss) Income:
Assignees	$ (44,148)	$ (33,098)	$ (43,885)	$ (40,823)	$ (26,220)	$ (12,121)
General Partners	(446)	(334)	(443)	(412)	(264)	56,284

	$ (44,594)	$ (33,432)	$ (44,328)	$ (41,235)	$ (26,484)	$ 44,163
Net Loss Per Beneficial
Assignee Certificate	$ (5.12)	$ (3.84)	$ (4.34)	$ (4.04)
Number of Beneficial Assignee
Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2007	$ (399,531)	$ (58,378)	$ (457,909)	$ (365,257)	$ -	$ (365,257)

Net (Loss) Income	(28,586)	55,754	27,168	32,629	437	33,066

Distributions	(56,043)	-	(56,043)	(43,850)	-	(43,850)

Balance at June 30, 2007	$ (484,160)	$ (2,624)	$ (486,784)	$ (376,478)	$ 437	$ (376,041)

Balance at March 31, 2008	$ (709,923)	$ 138,065	$ (571,858)	$ (449,798)	$ 1,253	$ (448,545)

Net Loss	(24,675)	(249)	(24,924)	(15,056)	(152)	(15,208)

Balance at June 30, 2008	$ (734,598)	$ 137,816	$ (596,782)	$ (464,854)	$ 1,101	$ (463,753)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2007	$ (459,820)	$ -	$ (459,820)	$ (275,580)	$ (4,035)	$ (279,615)

Net Income (Loss)	57,757	839	58,596	(33,098)	(334)	(33,432)

Distributions	(84,200)	-	(84,200)	-	-	-

Balance at June 30, 2007	$ (486,263)	$ 839	$ (485,424)	$ (308,678)	$ (4,369)	$ (313,047)

Balance at March 31, 2008	$ (583,401)	$ 3,026	$ (580,375)	$ (550,103)	$ 2,227	$ (547,876)

Net Income (Loss)	101,544	1,026	102,570	(44,148)	(446)	(44,594)

Distributions	(120,977)	-	(120,977)	-	-	-

Balance at June 30, 2008	$ (602,834)	$ 4,052	$ (598,782)	$ (594,251)	$ 1,781	$ (592,470)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2007	$ (327,179)	$ (3,327)	$ (330,506)	$ (1,827,367)	$ (65,740)	$ (1,893,107)

Net (Loss) Income	(40,823)	(412)	(41,235)	(12,121)	56,284	44,163

Distributions	-	-	-	(184,093)	-	(184,093)

Balance at June 30, 2007	$ (368,002)	$ (3,739)	$ (371,741)	$ (2,023,581)	$ (9,456)	$ (2,033,037)

Balance at March 31, 2008	$ (692,755)	$ (6,005)	$ (698,760)	$ (2,985,980)	$ 138,566	$ (2,847,414)

Net Loss	(43,885)	(443)	(44,328)	(26,220)	(264)	(26,484)

Distributions	-	-	-	(120,977)	-	(120,977)

Balance at June 30, 2008	$ (736,640)	$ (6,448)	$ (743,088)	$ (3,133,177)	$ 138,302	$ (2,994,875)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 2		SERIES 3
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net (Loss) Income	$ (24,924)	$ 27,168	$ (15,208)	$ 33,066
Adjustments to Reconcile Net (Loss) Income
to Net Cash Used in Operating Activities:
Premium (Discount) on Investment in Securities	44	(514)	44	(514)
Gain on Sale of Project Partnerships	-	(56,043)	-	(43,850)
Distribution Income	(3,793)	(3,793)	(8,555)	(11,633)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	1,610	(1,148)	1,610	(1,148)
Increase in Payable to General Partners	8,605	19,019	5,456	5,160
Net Cash Used in Operating Activities	(18,458)	(15,311)	(16,653)	(18,919)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	-	-	44,000
Distributions Received from Project Partnerships	3,793	3,793	8,555	11,633
Net Proceeds from Sale of Project Partnerships	-	53,043	-	-
Redemption of Investment Securities	125,000	-	125,000	-
Net Cash Provided by Investing Activities	128,793	56,836	133,555	55,633

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	-	-	(357,095)
Net Cash Used in Financing Activities	-	-	-	(357,095)

Increase (Decrease) in Cash and Cash Equivalents	110,335	41,525	116,902	(320,381)
Cash and Cash Equivalents at Beginning of Year	83,047	129,724	75,920	426,791

Cash and Cash Equivalents at End of Period	$ 193,382	$ 171,249	$ 192,822	$ 106,410

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ 56,043	$ -	$ -
Distribution to Assignees	-	(56,043)	-	-
Increase in Receivable - Other	-	(185,026)	-	-
Proceeds from Sale of Project Partnerships	-	185,026	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 4		SERIES 5
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$ 102,570	$ 58,596	$ (44,594)	$ (33,432)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Premium (Discount) on Investment in Securities	62	(721)	44	(409)
Equity in Loss of Project Partnerships	-	-	3,818	1,062
Gain on Sale of Project Partnerships	(120,977)	(84,200)	-	-
Distribution Income	(4,153)	(8,508)	(5,992)	(16,410)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	2,254	(1,608)	1,610	(913)
Increase in Payable to General Partners	3,503	10,823	14,703	18,934
Net Cash Used in Operating Activities	(16,741)	(25,618)	(30,411)	(31,168)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	84,500	-	-
Distributions Received from Project Partnerships	4,153	8,508	5,992	16,410
Net Proceeds from Sale of Project Partnerships	120,977	-	-	-
Redemption of Investment Securities	175,000	-	125,000	-
Net Cash Provided by Investing Activities	300,130	93,008	130,992	16,410

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	(146,944)	(179,988)	-
Net Cash Used in Financing Activities	-	(146,944)	(179,988)	-

Increase (Decrease) in Cash and Cash Equivalents	283,389	(79,554)	(79,407)	(14,758)
Cash and Cash Equivalents at Beginning of Year	97,986	206,516	258,274	175,920

Cash and Cash Equivalents at End of Period	$ 381,375	$ 126,962	$ 178,867	$ 161,162

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 120,977	$ -	$ -	$ -
Distribution to Assignees	(120,977)	-	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	SERIES 6		TOTAL SERIES 2 - 6
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net (Loss) Income	$ (44,328)	$ (41,235)	$ (26,484)	$ 44,163
Adjustments to Reconcile Net (Loss) Income
to Net Cash Used in Operating Activities:
Amortization	-	4,386	-	4,386
Premium (Discount) on Investment in Securities	105	(1,130)	299	(3,288)
Equity in Loss (Income) of Project Partnerships	1,233	(6,645)	5,051	(5,583)
Gain on Sale of Project Partnerships	-	-	(120,977)	(184,093)
Distribution Income	(11,438)	(9,399)	(33,931)	(49,743)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	3,865	(2,521)	10,949	(7,338)
Increase in Payable to General Partners	18,748	21,296	51,015	75,232
Net Cash Used in Operating Activities	(31,815)	(35,248)	(114,078)	(126,264)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	-	-	128,500
Distributions Received from Project Partnerships	11,438	9,399	33,931	49,743
Net Proceeds from Sale of Project Partnerships	-	-	120,977	53,043
Redemption of Investment Securities	300,000	-	850,000	-
Net Cash Provided by Investing Activities	311,438	9,399	1,004,908	231,286

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	-	(179,988)	(504,039)
Net Cash Used in Financing Activities	-	-	(179,988)	(504,039)

Increase (Decrease) in Cash and Cash Equivalents	279,623	(25,849)	710,842	(399,017)
Cash and Cash Equivalents at Beginning of Year	128,416	193,964	643,643	1,132,915

Cash and Cash Equivalents at End of Period	$ 408,039	$ 168,115	$ 1,354,485	$ 733,898

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ -	$ 120,977	$ 56,043
Distribution to Assignees	-	-	(120,977)	(56,043)
Increase in Receivable - Other	-	-	-	(185,026)
Proceeds from Sale of Project Partnerships	-	-	-	185,026
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. (“Gateway”), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of June 30, 2008, Gateway had received capital contributions of $192,053 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the “Assignees”).  The fiscal year of Gateway for reporting purposes ends on March 31.

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

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively, had been issued as of June 30, 2008.  Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Gateway accounts for its investments as the limited partner in Project Partnerships (“Investments in Project Partnerships”) using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in loss of the Project Partnerships on a 3-month lag in the Statements of Operations.  Under the equity method, the Investments in Project Partnerships initially include:

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss has been recognized in the accompanying financial statements for the each of the three-month periods ended June 30, 2008 and 2007.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the three-month periods ended June 30, 2008 and 2007.

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

Reclassifications

For comparability, certain fiscal year 2008 amounts have been reclassified, where appropriate, to conform to the fiscal year 2009 financial statement presentation.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was subsequently revised in December 2003.  Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway held an interest.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  The primary beneficiary, as is applicable to Gateway’s circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

Gateway holds variable interests in 108 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Two of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $19,538,866 at June 30, 2008.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Recent Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities.  FAS No. 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway will adopt FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway will adopt FAS No. 159 in fiscal year 2009 but does not intend to remeasure its financial assets and financial liabilities as a result of its adoption.  Accordingly, the adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway’s report on Form 10-K for the year ended March 31, 2008.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

There are no Investments in Securities as of June 30, 2008.  The March 31, 2008 Balance Sheet includes Investments in Securities consisting of U.S. Treasury Notes which represents their cost, plus accreted interest income and unamortized premiums of $1,654 for Series 2, $1,654 for Series 3, $2,316 for Series 4, $1,654 for Series 5 and $3,971 for Series 6.  The Investments in Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of the investments.

	Series 2		Series 3
	June 30, 2008	March 31, 2008	June 30, 2008	March 31, 2008
Amortized Cost	$ -	$ 126,654	$ -	$ 126,654
Gross Unrealized Loss	-	(501)	-	(501)

Fair Value	$ -	$ 126,153	$ -	$ 126,153

	Series 4		Series 5
	June 30, 2008	March 31, 2008	June 30, 2008	March 31, 2008
Amortized Cost	$ -	$ 177,316	$ -	$ 126,654
Gross Unrealized Loss	-	(702)	-	(501)

Fair Value	$ -	$ 176,614	$ -	$ 126,153

	Series 6		Total Series 2 – 6
	June 30, 2008	March 31, 2008	June 30, 2008	March 31, 2008
Amortized Cost	$ -	$ 303,970	$ -	$ 861,248
Gross Unrealized Loss	-	(1,204)	-	(3,409)

Fair Value	$ -	$ 302,766	$ -	$ 857,839

NOTE 4 - RELATED PARTY TRANSACTIONS:

The Payable to General Partners primarily represents the asset management fees and general and administrative expenses owed to the General Partners at the end of the period.  It is unsecured, due on demand and, in accordance with the Agreement, non-interest bearing.  Within the next 12 months, the Managing General Partner does not intend to demand payment on the portion of the Asset Management Fees payable classified as long-term on the Balance Sheet.

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued):

For the three months ended June 30, 2008 and 2007, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2008	2007
Series 2	$ 12,256	$ 16,781
Series 3	9,499	11,212
Series 4	9,947	16,534
Series 5	19,299	22,999
Series 6	24,576	25,394
Total	$ 75,577	$ 92,920

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2008	2007
Series 2	$ 15,550	$ 16,335
Series 3	12,958	13,925
Series 4	12,664	19,605
Series 5	24,189	25,987
Series 6	30,236	27,472
Total	$ 95,597	$ 103,324

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 6, Summary of Disposition Activities herein.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS:

As of June 30, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 2 - 18, Series 3 - 15, and Series 4 - 14) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2008	2008	2008	2008	2008	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,351,639	$ 3,351,639	$ 2,494,974	$ 2,494,974	$ 2,312,008	$ 2,563,233

Cumulative equity in losses of Project
Partnerships (1)	(3,497,278)	(3,497,278)	(2,675,808)	(2,675,808)	(2,457,673)	(2,722,332)

Cumulative distributions received from
Project Partnerships	(69,851)	(69,851)	(93,673)	(93,673)	(64,928)	(73,322)

Investment in Project Partnerships before
Adjustment	(215,490)	(215,490)	(274,507)	(274,507)	(210,593)	(232,421)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	278,463	278,463	318,739	318,739	254,304	280,277
Accumulated amortization of acquisition
fees and expenses	(62,973)	(62,973)	(44,232)	(44,232)	(43,711)	(47,856)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $4,866,006 in Series 2, $5,531,258 in Series 3, and $4,064,550 in Series 4 for the period ended June 30, 2008; and cumulative suspended losses of $4,816,357 in Series 2, $5,485,807 in Series 3, and $4,400,783 in Series 4 for the year ended March 31, 2008 are not included.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of June 30, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 28 and Series 6 - 35) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2008	2008	2008	2008	2008	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 5,097,323	$ 5,097,323	$ 6,511,934	$ 6,511,934	$ 19,767,878	$ 20,019,103

Cumulative equity in losses of Project
Partnerships (1)	(5,314,569)	(5,310,751)	(6,716,392)	(6,715,160)	(20,661,720)	(20,921,329)

Cumulative distributions received from
Project Partnerships	(157,679)	(157,679)	(228,408)	(228,408)	(614,539)	(622,933)

Investment in Project Partnerships before
Adjustment	(374,925)	(371,107)	(432,866)	(431,634)	(1,508,381)	(1,525,159)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	531,092	531,092	667,412	667,412	2,050,010	2,075,983
Accumulated amortization of acquisition
fees and expenses	(138,873)	(138,873)	(207,549)	(207,549)	(497,338)	(501,483)

Investments in Project Partnerships	$ 17,294	$ 21,112	$ 26,997	$ 28,229	$ 44,291	$ 49,341

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $7,192,079 in Series 5 and $5,426,081 in Series 6 for the period ended June 30, 2008; and cumulative suspended losses of $7,150,202 in Series 5 and $5,326,842 in Series 6 for the year ended March 31, 2008 are not included.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 and Series 3 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 2		SERIES 3
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,758,232	$ 2,049,740	$ 1,588,677	$ 1,943,312
Investment properties, net	9,870,143	12,795,601	5,431,107	7,661,915
Other assets	40,129	4,108	44,769	31,503
Total assets	$ 11,668,504	$ 14,849,449	$ 7,064,553	$ 9,636,730

Liabilities and Partners' Deficit:
Current liabilities	$ 603,183	$ 500,685	$ 262,265	$ 235,488
Long-term debt	16,346,779	20,456,115	12,743,481	15,224,112
Total liabilities	16,949,962	20,956,800	13,005,746	15,459,600

Partners' equity (deficit)
Limited Partner	(5,152,748)	(5,962,658)	(6,163,650)	(6,101,002)
General Partners	(128,710)	(144,693)	222,457	278,132
Total partners' deficit	(5,281,458)	(6,107,351)	(5,941,193)	(5,822,870)

Total liabilities and partners' deficit	$ 11,668,504	$ 14,849,449	$ 7,064,553	$ 9,636,730

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 597,556	$ 725,665	$ 515,064	$ 571,210
Expenses:
Operating expenses	395,031	476,822	335,766	393,513
Interest expense	88,728	114,676	63,374	76,980
Depreciation and amortization	163,947	200,691	161,834	182,770

Total expenses	647,706	792,189	560,974	653,263

Net loss	$ (50,150)	$ (66,524)	$ (45,910)	$ (82,053)

Other partners' share of net loss	$ (501)	$ (665)	$ (459)	$ (821)

Gateway's share of net loss	$ (49,649)	$ (65,859)	$ (45,451)	$ (81,232)
Suspended losses	49,649	65,859	45,451	81,232

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ -

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 4 and Series 5 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 4		SERIES 5
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,519,999	$ 2,135,251	$ 3,037,519	$ 3,630,378
Investment properties, net	6,529,316	15,341,283	15,552,539	20,193,609
Other assets	27,470	25,225	50,421	5,421
Total assets	$ 8,076,785	$ 17,501,759	$ 18,640,479	$ 23,829,408

Liabilities and Partners' Deficit:
Current liabilities	$ 267,513	$ 903,223	$ 653,462	$ 669,475
Long-term debt	12,130,814	22,403,582	25,905,754	31,098,218
Total liabilities	12,398,327	23,306,805	26,559,216	31,767,693

Partners' equity (deficit)
Limited Partner	(4,390,642)	(6,507,046)	(7,668,228)	(7,566,578)
General Partners	69,100	702,000	(250,509)	(371,707)
Total partners' deficit	(4,321,542)	(5,805,046)	(7,918,737)	(7,938,285)

Total liabilities and partners' deficit	$ 8,076,785	$ 17,501,759	$ 18,640,479	$ 23,829,408

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 488,876	$ 815,953	$ 1,003,317	$ 1,130,256
Expenses:
Operating expenses	342,725	589,030	643,502	767,833
Interest expense	65,760	120,950	139,442	169,025
Depreciation and amortization	132,886	230,313	266,530	305,016

Total expenses	541,371	940,293	1,049,474	1,241,874

Net loss	$ (52,495)	$ (124,340)	$ (46,157)	$ (111,618)

Other partners' share of net loss	$ (565)	$ (937)	$ (462)	$ (1,116)

Gateway's share of net loss	$ (51,930)	$ (123,403)	$ (45,695)	$ (110,502)
Suspended losses	51,930	123,403	41,877	109,440

Equity in Loss of Project Partnerships	$ -	$ -	$ (3,818)	$ (1,062)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 6 and Total Series 2 - 6 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 6		TOTAL SERIES 2 - 6
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 4,531,299	$ 4,322,108	$ 12,435,726	$ 14,080,789
Investment properties, net	22,588,002	24,543,786	59,971,107	80,536,194
Other assets	24,094	10,123	186,883	76,380
Total assets	$ 27,143,395	$ 28,876,017	$ 72,593,716	$ 94,693,363

Liabilities and Partners' Deficit:
Current liabilities	$ 853,117	$ 646,962	$ 2,639,540	$ 2,955,833
Long-term debt	32,940,725	33,708,264	100,067,553	122,890,291
Total liabilities	33,793,842	34,355,226	102,707,093	125,846,124

Partners' deficit
Limited Partner	(6,036,779)	(4,919,841)	(29,412,047)	(31,057,125)
General Partners	(613,668)	(559,368)	(701,330)	(95,636)
Total partners' deficit	(6,650,447)	(5,479,209)	(30,113,377)	(31,152,761)

Total liabilities and partners' deficit	$ 27,143,395	$ 28,876,017	$ 72,593,716	$ 94,693,363

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,222,820	$ 1,210,321	$ 3,827,633	$ 4,453,405
Expenses:
Operating expenses	821,823	796,167	2,538,847	3,023,365
Interest expense	170,839	179,973	528,143	661,604
Depreciation and amortization	332,096	325,962	1,057,293	1,244,752

Total expenses	1,324,758	1,302,102	4,124,283	4,929,721

Net loss	$ (101,938)	$ (91,781)	$ (296,650)	$ (476,316)

Other partners' share of net loss	$ (1,466)	$ (1,425)	$ (3,453)	$ (4,964)

Gateway's share of net loss	$ (100,472)	$ (90,356)	$ (293,197)	$ (471,352)
Suspended losses	99,239	97,001	288,146	476,935

Equity in (Loss) Income of Project Partnerships	$ (1,233)	$ 6,645	$ (5,051)	$ 5,583

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of June 30, 2008, Gateway has sold or otherwise disposed of its interest in 38 Project Partnerships (4 in Series 2, 8 in Series 3, 15 in Series 4, 8 in Series 5 and 3 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2009 Disposition Activity:

Series 4

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
June 2008	Norton Green	$120,977	$17.49	$120,977
				$120,977

The net proceeds from the sale of Norton Green are a component of the Distribution Payable on the Balance Sheet as of June 30, 2008.  These net proceeds will be distributed to the Series 4 Assignees in the second quarter of fiscal year 2009.

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

Claxton Elderly, Ltd.	$ 42,775
Lake Park, Ltd.	148,278

Total Re-syndication contribution	$ 191,053

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 3

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
December 2007	Sunchase II, Ltd.	$ 73,000	$13.38	$ 74,700
December 2007	Logansport Seniors Apartments	6,000	1.10	7,371
March 2007	Belmont Senior Apts., Ltd.	-	-	43,850
	Other, net (see below)	-	-	185
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

The net proceeds from the sale of Hardy Senior Citizen Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds will be distributed to the Series 6 Assignees during a subsequent quarter of fiscal year 2009.

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

Gateway – All Series – The following discusses the overall results of operations, liquidity and capital resources for Gateway as a whole.  A summary of the activity within each specific Series of Gateway then follows.

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased from $49,743 for the three months ended June 30, 2007 to $33,931 for the three months ended June 30, 2008 (a decrease of $15,812).  Interest income decreased from $22,733 for the three months ended June 30, 2007 to $12,364 for the three months ended June 30, 2008 (a decrease of $10,369).  Equity in (Loss) Income of Project Partnerships decreased $10,634 from income of $5,583 for the three months ended June 30, 2007 to a loss of $5,051 for the three months ended June 30, 2008.  The decrease in distribution income for the three months ended June 30, 2008 is a result of fewer Project Partnerships invested in by Gateway.  As of June 30, 2008, Gateway has an investment in 110 Project Partnerships as compared to 134 Project Partnership investments held as of June 30, 2007.  The decrease in interest income for the three months ended June 30, 2008 is a result of the maturation of U.S. Treasury Notes in June 2008.  Equity in (Loss) Income of Project Partnerships decreased for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 because of a decrease in suspended losses.  Additionally, certain Project Partnerships with investment balances which generated income in the prior three-month period are now generating losses in the current period.  For the three months ended March 31, 2008 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss is $293,197, of which $288,146 was suspended.  For the three months ended March 31, 2007, Gateway’s share of the net loss was $471,352, of which $476,935 was suspended.  The suspended losses exceed the total net loss because certain Project Partnerships in Series 6 with investment balances generated net income of $6,645 for the period which was offset by total non-suspended losses from Series 5 of $1,062.

The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel, legal, and accounting and audit fees associated with the administration and monitoring of Gateway and the Project Partnerships.  The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway’s remaining resources are sufficient to fund Gateway’s ongoing needs.  (Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors’ return of their original capital contribution).

Total expenses of Gateway were $188,705 for the three months ended June 30, 2008, a decrease of $29,284 as compared to the three months ended June 30, 2007 total expenses of $217,989.  The decrease for the three months ended June 30, 2008 results from decreases in 1) asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships) and 2) amortization expense (due to the acquisition fee intangible asset of several Project Partnerships becoming fully amortized).

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

For the three months ended June 30, 2008 the Gain on Sale of Project Partnerships amounted to $120,977.  As more fully discussed herein, one Project Partnership investment has been sold in the first quarter of fiscal year 2009, and twenty-five Project Partnership investments were sold in fiscal year 2008, of which two sales were recorded during the three-month period ended June 30, 2007.  The amount of the gain or loss on a sale of Project Partnerships and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the exit strategy section herein.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  Equity in Loss of Project Partnerships for the three months ended June 30, 2008 and 2007 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2008 and 2007, Gateway’s share of the Project Partnerships’ net loss was $49,649 and $65,859 generated from Rental and other income of $597,556 and $725,665, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $163,947 and $200,691 for the three months ended March 31, 2008 and 2007, respectively.)  As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes until the year of disposition.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

At June 30, 2008, the Series had $193,382 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $24,924 for the three months ended June 30, 2008. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $18,458.  Cash provided by investing activities totaled $128,793 consisting of $3,793 in cash distributions from the Project Partnerships and $125,000 from matured U.S. Treasury Notes.

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  Equity in Loss of Project Partnerships for the three months ended June 30, 2008 and 2007 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2008 and 2007, Gateway’s share of the Project Partnerships’ net loss was $45,451 and $81,232 generated from Rental and other income of $515,064 and $571,210, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $161,834 and $182,770 for the three months ended March 31, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2008, the Series had $192,822 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $15,208 for the three months ended June 30, 2008. However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $16,653.  Cash provided by investing activities totaled $133,555 consisting of $8,555 in cash distributions from the Project Partnerships and $125,000 from matured U.S. Treasury Notes.

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  Equity in Loss of Project Partnerships for the three months ended June 30, 2008 and 2007 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2008 and 2007, Gateway’s share of the Project Partnerships’ net loss was $51,930 and $123,403 generated from Rental and other income of $488,876 and $815,953, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $132,886 and $230,313 for the three months ended March 31, 2008 and 2007, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2008, the Series had $381,375 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

As disclosed on the statement of cash flows, the Series had net income of $102,570 for the three months ended June 30, 2008.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $16,741.  Cash provided by investing activities totaled $300,130 consisting of $4,153 in cash distributions from the Project Partnerships, $120,977 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of this sale of Project Partnership), and $175,000 from matured U.S. Treasury Notes.

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  Equity in Loss of Project Partnerships increased $2,756 to $3,818 for the three months ended June 30, 2008 as compared to $1,062 for the three months ended June 30, 2007.  For the three months ended March 31, 2008 and 2007, the Project Partnerships generated a loss of $46,157 and $111,618 on Rental and Other Income of $1,003,317 and $1,130,256, respectively.  Gateway’s share of the Project Partnerships’ net loss was $45,695 and $110,502, of which $41,877 and $109,440 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $266,530 and $305,016 for the three months ended March 31, 2008 and 2007, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2008, the Series had $178,867 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $44,594 for the three months ended June 30, 2008. However, after adjusting for Equity in Loss of Project Partnerships of $3,818 and the changes in operating assets and liabilities, net cash used in operating activities was $30,411.  Cash provided by investing activities totaled $130,992 consisting of $5,992 in cash distributions from the Project Partnerships and $125,000 from matured U.S. Treasury Notes.  Cash used in financing activities (distributions paid to Assignees) totaled $179,988.

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  Equity in (Loss) Income of Project Partnerships decreased $7,878 to a loss of $1,233 for the three months ended June 30, 2008 as compared to income of $6,645 for the three months ended June 30, 2007.  For the three months ended March 31, 2008 and 2007, the Project Partnerships generated a loss of $101,938 and $91,781 on Rental and other income of $1,222,820 and $1,210,321, respectively. Gateway’s share of the Project Partnerships’ net loss was $100,472 and $90,356, of which $99,239 and $97,001 were suspended, respectively.  The suspended losses for the three months ended March 31, 2007 exceed the total net loss because certain Project Partnerships with investment balances generated net income of $6,645.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $332,096 and $325,962 for the three months ended March 31, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and are generating Tax Credits which met projections.

At June 30, 2008, the Series had $408,039 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $44,328 for the three months ended June 30, 2008. However, after adjusting for Equity in Loss of Project Partnerships of $1,233 and the changes in operating assets and liabilities, net cash used in operating activities was $31,815.  Cash provided by investing activities totaled $311,438 consisting of $11,438 in cash distributions from the Project Partnerships and $300,000 from matured U.S. Treasury Notes.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss was recognized during each of the three-month periods ended June 30, 2008 and 2007.  Impairment loss is an estimate based on management's knowledge and experience.  Accordingly, actual results could differ from these estimates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Recent Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities.  FAS No. 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway will adopt FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway will adopt FAS No. 159 in fiscal year 2009 but does not intend to remeasure its financial assets and financial liabilities as a result of its adoption.  Accordingly, the adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

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

As of June 30, 2008, Gateway holds a limited partner interest in 110 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  18 Project Partnerships for Series 2, 15 Project Partnerships for Series 3, 14 Project Partnerships for Series 4, 28 Project Partnerships for Series 5, and 35 Project Partnerships for Series 6.  All but two of the Project Partnerships have reached the end of their Tax Credit compliance period.  As of June 30, 2008, thirty-eight of the Project Partnerships have been sold or otherwise disposed of (4 in Series 2, 8 in Series 3, 15 in Series 4, 8 in Series 5, and 3 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2009 Disposition Activity:

Series 4

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
June 2008	Norton Green	$120,977	$17.49	$120,977
				$120,977

The net proceeds from the sale of Norton Green are a component of the Distribution Payable on the Balance Sheet as of June 30, 2008.  These net proceeds will be distributed to the Series 4 Assignees in the second quarter of fiscal year 2009.

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

Claxton Elderly, Ltd.	$ 42,775
Lake Park, Ltd.	148,278

Total Re-syndication contribution	$ 191,053

Series 3

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
December 2007	Sunchase II, Ltd.	$ 73,000	$13.38	$ 74,700
December 2007	Logansport Seniors Apartments	6,000	1.10	7,371
March 2007	Belmont Senior Apts., Ltd.	-	-	43,850
	Other, net (see below)	-	-	185
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

The net proceeds from the sale of Hardy Senior Citizen Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds will be distributed to the Series 6 Assignees during a subsequent quarter of fiscal year 2009.

The net proceeds from the sale of Autumn Village II were distributed to the Series 6 Assignees in November 2007.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of June 30, 2008:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 2

Durango C.W.W. Limited Partnership	Charleston Properties
Sallisaw Properties II	Pocola Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $370,000, or $60.30 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 2 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 18-month period.

Series 3

Nowata Properties	Poteau Properties II
Roland Properties II	Sallisaw Properties
Stilwell Properties	Waldron Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $718,000, or $131.60 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 3 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 18-month period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 4

Rural Development Group	Jonesville Manor Limited Partnership
Stilwell Properties II	Westville Properties
Spring Hill Senior Housing, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $410,000, or $59.29 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 4 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 18-month period.

Series 5

Alma Properties	Clayton Properties
Mill Creek Properties V	Spring Hill Housing, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $398,000, or $46.19 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 5 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 18-month period.

Series 6

Blacksburg Terrace Limited Partnership	Newport Village Limited Partnership
Parsons Properties, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $223,000, or $22.07 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 6 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 18-month period.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk:

As a smaller reporting company, no information is required.

Item 4.  Controls and Procedures:

Not applicable to this report.

Item 4T.  Controls and Procedures:

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in Gateway’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings.

Not applicable to this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable to this report.

Item 3.  Defaults upon Senior Securities.

Not applicable to this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable to this report.

Item 5.  Other Information.

Unresolved Staff Comments:

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

This Form 10-Q has been prepared by application of Rule 4-08(g) of Regulation S-X at the registrant level, which is consistent with the methodology of Gateway’s prior quarter Form 10-Q filings.  Depending upon the outcome of this matter, the Staff may determine additional disclosures to be required either in an Amended Form 10-Q filing or in future Form 10-Q filings.

Item 6.  Exhibits.

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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: August 12, 2008	By:/s/ Ronald M. Diner
Ronald M. Diner
President, Director

Date: August 12, 2008	By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: August 12, 2008	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer