Form 10-K/A
period 2007-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2008-09-12
CIK 857115

                                                  UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                WASHINGTON, DC 20549
                                            SECOND AMENDED FORM 10-K/A-2
                                                  (Amendment No. 2)

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                        For the fiscal year ended March 31, 2007

                                                           OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the transition period from _________ to _________

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
See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  Check one):

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
File No. 33-31821

                                                           EXPLANATORY NOTE

This Second Amended Annual Report on Form 10-K/A-2 corrects the following disclosures that Gateway had reported on its original filing and subsequent filed First Amended Annual Report for the year ended March 31, 2007.

Item 9A. Controls and Procedures  The Company corrected Item 9A disclosure by reflecting that the evaluation referred to therein occurred as of the end of the period covered by the report.

Consolidated Statements of Cash Flows  The Company eliminated the "expenses related to sale of project partnerships" line item from the financing activities section of the Consolidated Statement of Cash Flows and included those expenses as an offsetting component of the "proceeds from sale of project partnerships" line item in the investing activities section. The newly revised line item is titled "net proceeds from sale of project partnerships." Gateway corrected the following items in the statement of cash flows of Series 3, Series 4, Series 6, and Total Series 2-6 for the years ended March 31, 2007 and 2006:

                                                         As Amended     As Originally Filed

Series 3 - March 31, 2007
Cash Flows from Investing Activities:
    Net Proceeds from Sale of Project Partnerships         412,964           415,512
       Net Cash Provided by Investing Activities           367,344           369,892
Cash Flows from Financing Activities:
    Expenses Related to Sale of Project Partnerships             -            (2,548)
        Net Cash Used in Financing Activities              (99,572)         (102,120)

Series 4 - March 31, 2007
Cash Flows from Investing Activities:
    Net Proceeds from Sale of Project Partnerships          62,440            64,000
       Net Cash Used in Investing Activities               (17,996)          (16,436)
Cash Flows from Financing Activities:
    Expenses Related to Sale of Project Partnerships             -            (1,560)
       Net Cash Used in Financing Activities                     -            (1,560)

Series 6 - March 31, 2006
Cash Flows from Investing Activities:
    Net Proceeds from Sale of Project Partnerships         224,074           225,574
       Net Cash Provided by Investing Activities           330,349           331,849
Cash Flows from Financing Activities:
    Expenses Related to Sale of Project Partnerships             -            (1,500)
        Net Cash Used in Financing Activities             (224,028)         (225,528)

Total Series 2-6 - March 31, 2007
Cash Flows from Investing Activities:
    Net Proceeds from Sale of Project Partnerships        475,404           479,512
       Net Cash Provided by Investing Activities          178,031           182,139
Cash Flows from Financing Activities:
    Expenses Related to Sale of Project Partnerships            -            (4,108)
       Net Cash Used in Financing Activities              (99,572)         (103,680)

Total Series 2-6 - March 31, 2006

Cash Flows from Investing Activities:
    Net Proceeds from Sale of Project Partnerships         224,074           225,574
       Net Cash Provided by Investing Activities           686,843           688,343
Cash Flows from Financing Activities:
    Expenses Related to Sale of Project Partnerships             -            (1,500)
       Net Cash Used in Financing Activities              (224,028)         (225,528)

Item 7, Management's discussion and analysis of financial condition and results of operations has been updated to conform with the corrections in cash flows from investing activities and cash flows from financing activities disclosures.

Exhibit 31.1 and 31.2 - The Company amended the certification in Exhibit 31.1 and 31.2 to correct the form of certifications.

Except as described above, no other changes have been made to the first amended Form 10-K/A, and this Form 10-K/A-2 does not amend, update, or change the financial statements or any other items or disclosures in the first amended Form 10-K/A. Except for the changes stated above, this Form 10-K/A-2 does not reflect events occurring after the filing of the Form 10-K or Form 10-K/A-1 or modify or update those disclosures, including any exhibits to the Form 10-K or Form 10/K-1 affected by subsequent events. Accordingly, this Form 10-K/A-2 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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

SERIES 2 PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST -----------	OCCUPANCY RATE -----

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

808,632

854,562

859,698

1,466,107

1,568,513

1,304,457

1,233,935

1,076,098

1,517,589

1,245,870

3,496,824

781,460

1,057,871

1,794,542

1,082,192

700,935

955,814

1,401,416

1,782,517

1,781,614

1,377,518

542,054

-----------
$28,690,218

100% 38% 88% 97% 88% 85% 96% 94% 100% 89% 94% 100% 97% 85% 97% 100% 97% 95% 98% 98% 96% 100%
		====		===========

The aggregate average effective rental income per unit for the year-ended December 31, 2006 is $4,125 per year ($344 per month)

SERIES 3 PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATE ACQUIRED --------	PROPERTY COST ----------	OCCUPANCY RATE -----

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

821,129

1,290,143

1,101,686

810,970

1,657,974

1,036,369

2,263,014

1,532,159

1,725,462

1,079,682

939,018

990,026

1,042,263

1,047,032

802,089

1,444,252

976,883

886,309

1,429,003

1,122,986

1,784,429

1,828,850

815,916

1,289,047

412,028

----------
$30,128,719

100% 92% 97% 88% 92% 100% 94% 97% 100% 33% 96% 100% 97% 97% 92% 98% 100% 100% 100% 96% 98% 100% 86% 97% 92%
		====		==========

The average effective rental income per unit for the year-ended December 31, 2006 is $4,023 per year ($335 per month).

SERIES 5 PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT ----	DATEE ACQUIREDD --------	PROPERTY COST --------	OCCUPANCY RATE -----

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

Item 2.  Properties (continued):

A summary of the book value of the fixed assets of the properties at December 31, 2006, 2005 and 2004 is as follows:

                 12/31/06

	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 176,254 26,493,385 1,008,399 0 ----------- 28,690,218 14,509,817 ----------- $ 14,180,401	$ 684,171 60,548 18,752,377 1,289,230 0 ----------- 20,786,326 12,941,903 ----------- $ 7,844,423	$ 1,022,612 189,887 27,284,781 1,631,439 0 ----------- 30,128,719 14,557,123 ----------- $ 15,571,596
	============	============	============

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,451,551 160,551 36,218,888 1,859,764 0 ----------- 39,690,754 19,192,129 ----------- $ 20,498,625	$ 1,709,391 569,385 39,614,448 2,573,492 0 ----------- 44,466,716 19,596,977 ----------- $ 24,869,739	$ 5,879,905 1,156,625 148,363,879 8,362,324 0 ----------- 163,762,733 80,797,949 ----------- $ 82,964,784
	============	============	============

                 12/31/05

	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 153,721 26,439,200 975,046 38,604 ----------- 28,618,751 13,623,386 ----------- $ 14,995,365	$ 985,546 131,281 25,661,272 1,593,479 0 ----------- 28,371,578 16,335,525 ----------- $ 12,036,053	$ 1,188,112 222,427 31,384,891 1,814,832 0 ----------- 34,610,262 15,441,345 ----------- $ 19,168,917
	===========	===========	===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,451,551 159,501 36,202,243 1,814,555 0 ----------- 39,627,850 17,923,547 ----------- $ 21,704,303	$ 1,709,391 556,191 39,024,120 2,414,255 0 ----------- 43,703,957 18,360,632 ----------- $ 25,343,325	$ 6,346,780 1,223,121 158,711,726 8,612,167 38,604 ----------- 174,932,398 81,684,435 ----------- $ 93,247,963
	===========	===========	============

     12/31/04

	SERIES 2	SERIES 3	SERIES 4
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,012,180 136,496 26,404,542 936,014 38,604 ----------- 28,527,836 12,747,926 ----------- $ 15,779,910	$ 985,546 123,414 25,586,168 1,556,321 0 ----------- 28,251,449 15,378,450 ----------- $ 12,872,999	$ 1,188,112 222,427 31,289,900 1,758,655 0 ----------- 34,459,094 14,409,096 ----------- $ 20,049,998
	===========	===========	===========

	SERIES 5	SERIES 6	TOTAL
Land Land Improvements Buildings Furniture and Fixtures Construction in Progress Properties, at Cost Less: Accum.Depreciation Properties, Net	$ 1,451,551 159,501 36,164,853 1,771,643 0 ----------- 39,547,548 16,798,175 ----------- $ 22,749,373	$ 1,774,305 536,092 40,018,159 2,426,481 0 ----------- 44,755,037 17,672,479 ----------- $ 27,082,558	$ 6,411,694 1,177,930 159,463,622 8,449,114 38,604 ----------- 175,540,964 77,006,126 ----------- $ 98,534,838
	===========	===========	============

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

(b)  Approximate Number of Equity Security Holders:

Title of Class                                    Number of Holders
                                                as of March 31, 2007
Beneficial Assignee Certificates                        2,533
General Partner Interest                                    2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:

SERIES 2	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 15,209	$ 7,263	$ 13,938	$ 12,820	$ 12,665
Net Loss	(119,127)	(156,399)	(97,520)	(92,200)	(85,230)
Equity in (Losses) of Project Partnerships	0	(32,092)	(10,911)	(8,484)	(17,624)
Total Assets	257,364	316,805	394,306	445,532	523,794
Investments In Project Partnerships	0	0	34,391	47,597	58,381
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	.02 6.65 (125.58)	.14 4.74 (129.62)	.14 4.18 (142.06)	.14 5.18 (157.55)	2.79 7.31 (146.95)
Net Loss	(19.22)	(25.23)	(15.73)	(14.88)	(13.75)

FOR THE YEARS ENDED MARCH 31,:

SERIES 3	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 20,439	$ 22,861	$ 18,781	$ 22,801	$ 21,167
Net Income (Loss)	305,962	(108,278)	(77,647)	(77,243)	(82,729)
Equity in Income (Losses) of Project Partnerships	490	0	0	(5,137)	(25,505)
Total Assets	598,431	294,987	329,653	344,724	405,777
Investments In Project Partnerships	0	0	0	0	6,633
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 11.09 (118.50)	0 6.85 (137.15)	0 5.78 (147.47)	.17 6.54 (159.39)	1.38 7.92 (137.28)
Net Income (Loss)	46.84	(19.65)	(14.09)	(14.02)	(15.01)

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,:

SERIES 4	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 20,091	$ 18,473	$ 16,181	$ 27,960	$ 14,116
Net Loss	(79,276)	(138,304)	(102,967)	(98,159)	(160,313)
Equity in Income (Losses) of Project Partnerships	0	0	0	(8,763)	(77,657)
Total Assets	469,913	396,889	445,208	472,775	536,633
Investments In Project Partnerships	0	0	0	0	12,279
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 9.68 (149.08)	1.22 5.99 (150.52)	.21 5.11 (140.52)	1.22 4.16 (134.34)	2.98 8.48 (147.73)
Net Loss	(20.70)	(19.80)	(14.74)	(14.05)	(22.95)

FOR THE YEARS ENDED MARCH 31,:

SERIES 5	2007 ----	2006 ----	2005 ----	2004 ----	2003 ----
Total Revenues	$ 26,812	$ 22,819	$ 27,663	$ 16,981	$ 20,909
Net Income(Loss)	(194,685)	(208,790)	15,153	(265,039)	(261,993)
Equity in Losses of Project Partnerships	(5,528)	(22,512)	(21,348)	(133,705)	(159,492)
Total Assets	402,832	508,067	773,331	827,194	1,073,840
Investments In Project Partnerships	125,403	151,630	202,405	229,630	376,275
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 5.89 (118.24)	0 5.79 (112.76)	2.33 5.39 (151.09)	8.66 4.81 (148.50)	54.70 6.71 (136.53)
Net Income(Loss)	(22.37)	(23.99)	(6.71)	(30.45)	(30.10)

FOR THE YEARS ENDED MARCH 31,:

SERIES 6	2007 ----	2006 ----	2005 ----	2004 ----	2003 ---
Total Revenues	$ 29,678	$ 26,354	$ 32,039	$ 21,129	$ 16,919
Net Loss	(332,668)	(342,258)	(198,709)	(294,767)	(334,594)
Equity in Losses of Project Partnerships	(7,156)	(25,699)	(65,236)	(148,498)	(209,950)
Total Assets	683,149	914,235	1,374,037	1,467,978	1,731,924
Investments In Project Partnerships	208,779	372,285	781,147	858,488	1,024,672
Per BAC: (A) Tax Credits Portfolio Income Passive Loss	0 9.85 (99.04)	0 7.33 (96.72)	3.81 5.34 (99.58)	15.16 5.41 (109.10)	129.74 7.48 (115.70)
Net Loss	(32.59)	(42.09)	(19.47)	(28.88)	(32.78)

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

   As disclosed on the statement of cash flows, the Series had net income of $305,962 for the year ended March 31, 2007.  However, after adjusting the changes in operating assets and liabilities, net cash used in operating activities was $77,016.  Cash provided by investing activities totaled $367,344, consisting of $20,439 in cash distributions from the Project Partnerships, $412,964 from the sale of 5 Project (Proceeds totaling $44,000 from the sale of 1 Project Partnership were received after year-end.), and $58,952 from matured Zero Coupon Treasuries, offset by $125,011 used to purchase U.S. Treasury Notes in July 2006.  Cash used in financing activities (distributions to Limited Partners) totaled $99,572.

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

   As disclosed on the statement of cash flows, the Series had a loss of $79,276 from operations for the year ended March 31, 2007.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $97,692.  Cash used in investing activities totaled $17,996, consisting of $20,091 in cash distributions from the Project Partnerships, $62,440 from the sale of 2 Project Partnerships (Proceeds totaling $84,500 from the sale of 2 Project Partnership were received after year-end.), and $74,685 from matured Zero Coupon Treasuries, offset by $175,212 used to purchase U.S. Treasury Notes in July 2006.

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
  Net Proceeds from Sale of Project
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

412,964
58,952
(125,011)
----------

367,344
----------

(99,572)
----------

(99,572)
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
  Net Proceeds from Sale of Project
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

62,440
74,685
(175,212)
----------

(17,996)
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
  Net Proceeds from Sale of Project
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

224,074
79,000
0
----------

330,349
----------

(224,028)
----------

(224,028)
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
  Net Proceeds from Sale of Project
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

475,404
375,999
(799,282)
-----------

178,031
-----------

(99,572)
-----------

(99,572)
-----------

(401,872)

1,534,787
 -----------
$1,132,915
===========

$ 376,017
(376,017)
(128,500)
128,500
----------
$       0
==========

$(954,029)

65,484

343,241

(31,711)

0

80,303
(224,074)
(97,770)

0
(212)
423,821
25,810
-----------

(369,137)
-----------

102,770

224,074
359,999
0
-----------

686,843
-----------

(224,028)
-----------

(224,028)
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

   For the fiscal year ended March 31, 2006, Gateway changed the period over which the intangible acquisition fees and expenses are amortized.  In all prior years, the period in which such intangible assets had been amortized was 35 years.  In the fiscal year ended March 31, 2006, this amortization period was changed to 15 years to better approximate the period over which the benefits of these investments are realized.  As a result of this change in estimate, an additional

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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
Partnerships

Investment in Project Partnerships before A
djustment

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

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

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
Certified Public Accountants
Gadsden, Alabama
February 27, 2005

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures.

  None.

Item 9A.  Controls and Procedures

   As of the end of the period covered by this report, under the supervision and with the participation of Gateway's management, including the chief executive and chief financial officers of Gateway's Managing General Partner, an evaluation of the effectiveness of Gateway's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934) was performed.  Based on this evaluation, such officers have concluded that Gateway's disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway's other reports that it files or submits under the Securities Exchange Act of 1934.  There were no significant changes in Gateway's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

   Raymond James Tax Credit Funds, Inc. is a wholly owned subsidiary of Raymond James Financial, Inc. ("RJF").  RJF has adopted a Business Ethics and Corporate Policy that is applicable to the officers and employees of Raymond James Tax Credit Funds, Inc., the Managing General Partner of Gateway.  That policy is posted on RJF's Internet website Raymond James dot com under About Our Company" --- Investor Relations --- Corporate Governance --- Employee Code of Ethics.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

   Gateway has no officers or directors.  However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway.  Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described on pages 15 to 18 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference.  See Note 4 of Notes to Financial Statements in Item 8 of this Second Amended Annual Report on Form 10-K/A-2 for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2007, 2006, and 2005.

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

Item 14.  Principal Accounting Fees & Services

   Audit Fees

   The aggregate fees billed by Gateway's principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements and review of financial statements included in the Gateway's quarterly report on Form 10-Q was $50,000 and $40,000 for the years ended March 31, 2007 and 2006, respectively.  The aggregate fees incurred by Gateway's former principal accounting firm, Spence, Marston, Bunch, Morris and Co., totaled $2,000 for the year ended March 31, 2007 for services pertaining to prior years audit reports and $1,750 during fiscal year 2006 for review of certain quarterly reports on Form 10-Q.

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

                  GATEWAY TAX CREDIT FUND II, LTD.
                 (A Florida Limited Partnership)
                          By: Raymond James Tax Credit Funds, Inc.

Date: September 12, 2008       By:/s/ Ronald M. Diner
                               Ronald M. Diner
                               President

Date: September 12, 2008       By:/s/ J. Davenport Mosby III
                               J. Davenport Mosby III
                               Director

Date: September 12, 2008       By:/s/ Jonathan Oorlog
                               Jonathan Oorlog
                               Vice President and Chief Financial Officer

Date: September 12, 2008       By:/s/ Sandra C. Humphreys
                               Sandra C. Humphreys
                               Secretary and Treasurer

EXHIBIT 31.1

Rule 13a-14(a)/15d-14(a) Certification

I, Ron Diner, certify that:

1. I have reviewed this Second Amended Report on Form 10-K/A-2 of Gateway Tax Credit Fund II, Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls  and procedures to be designed under our supervision, to ensure that material  information relating to the registrant, including its consolidated subsidiaries is  made known to us by others within those entities, particularly during the period in  which this report is being prepared;

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

Date: September 12, 2008

By:/s/ Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

EXHIBIT 31.2

Rule 13a-14(a)/15d-14(a) Certification

I, Jonathan Oorlog, certify that:

1. I have reviewed this Second Amended Report on Form 10-K/A-2 of Gateway Tax Credit Fund II, Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls  and procedures to be designed under our supervision, to ensure that material  information relating to the registrant, including its consolidated subsidiaries is  made known to us by others within those entities, particularly during the period in  which this report is being prepared;

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

Date: September 12, 2008

By:/s/ Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

EXHIBIT 32

                                           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

     We, each hereby certify to the best of our knowledge that the Second Amended Annual Report of Form 10-K/A-2 of Gateway Tax Credit Fund II Ltd. for the year ended March 31, 2007 containing the financial statements fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ronald M. Diner
President
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
September 12, 2008

/s/ Jonathan Oorlog
Vice President and Chief Financial Officer
Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)
September 12, 2008