Form 10-Q
period 2008-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 2008-11-14
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission File Number       0-19022

Gateway Tax Credit Fund II Ltd.
(Exact name of Registrant as specified in its charter)

Florida	65-0142704
(State or other jurisdiction of incorporation or organization)	(IRS Employer No.)

880 Carillon Parkway	St. Petersburg, Florida 33716
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(727) 567-1000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

PART I – Financial Information

Item 1. Financial Statements

Balance of this page intentionally left blank.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)
	SERIES 2		SERIES 3		SERIES 4
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2008	2008	2008	2008	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 54,281	$ 83,047	$ 41,236	$ 75,920	$ 81,717	$ 97,986
Investment in Securities	120,894	126,654	130,885	126,654	181,840	177,316
Receivable - Other	8,000	-	-	-	-	-

Total Assets	$ 183,175	$ 209,701	$ 172,121	$ 202,574	$ 263,557	$ 275,302

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 798,768	$ 55,456	$ 662,360	$ 53,465	$ 859,033	$ 63,632
Distribution Payable	3,080	-	3,249	3,249	24,571	9,737
Deferred Gain on Sale of Project Partnerships	7,741	-	-	-	-	-

Total Current Liabilities	809,589	55,456	665,609	56,714	883,604	73,369

Long-Term Liabilities:
Payable to General Partners	-	726,103	-	594,405	-	782,308

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
6,136, 5,456, and 6,915 for Series 2, 3, and 4, respectively,
have been issued at September 30, 2008 and March 31, 2008	(767,290)	(709,923)	(494,292)	(449,798)	(624,132)	(583,401)
General Partners	140,876	138,065	804	1,253	4,085	3,026

Total Partners' Deficit	(626,414)	(571,858)	(493,488)	(448,545)	(620,047)	(580,375)

Total Liabilities and Partners' Deficit	$ 183,175	$ 209,701	$ 172,121	$ 202,574	$ 263,557	$ 275,302

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)
	SERIES 5		SERIES 6		TOTAL SERIES 2 – 6
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2008	2008	2008	2008	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 94,130	$ 258,274	$ 73,654	$ 128,416	$ 345,018	$ 643,643
Investment in Securities	49,956	126,654	262,769	303,971	746,344	861,249
Receivable - Other	-	-	38,000	-	46,000	-

Total Current Assets	144,086	384,928	374,423	432,387	1,137,362	1,504,892

Investments in Project Partnerships, net	5,671	21,112	35,505	28,229	41,176	49,341

Total Assets	$ 149,757	$ 406,040	$ 409,928	$ 460,616	$ 1,178,538	$ 1,554,233

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 76,950	$ 83,663	$ 72,228	$ 79,468	$ 304,082	$ 335,684
Distribution Payable	4	179,992	73	39,987	30,977	232,965
Deferred Gain on Sale of Project Partnerships	-	-	36,665	-	44,406	-

Total Current Liabilities	76,954	263,655	108,966	119,455	379,465	568,649

Long-Term Liabilities:
Payable to General Partners	728,859	690,261	1,089,073	1,039,921	3,983,189	3,832,998

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
8,616 and 10,105 for Series 5 and 6, respectively, have
been issued at September 30, 2008 and March 31, 2008	(657,201)	(550,103)	(781,212)	(692,755)	(3,324,127)	(2,985,980)
General Partners	1,145	2,227	(6,899)	(6,005)	140,011	138,566

Total Partners' Deficit	(656,056)	(547,876)	(788,111)	(698,760)	(3,184,116)	(2,847,414)

Total Liabilities and Partners' Deficit	$ 149,757	$ 406,040	$ 409,928	$ 460,616	$ 1,178,538	$ 1,554,233

See accompanying notes to financial statements

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 3,557	$ -	$ 862	$ -	$ 6,837	$ 2,800
Total Revenues	3,557	-	862	-	6,837	2,800

Expenses:
Asset Management Fee - General Partner	12,257	15,222	9,499	11,211	8,983	16,535
General and Administrative:
General Partner	12,810	17,016	10,801	13,148	9,930	19,335
Other	9,575	11,444	11,806	7,665	11,654	10,206

Total Expenses	34,642	43,682	32,106	32,024	30,567	46,076

Loss Before Gain on Sale of Project Partnerships and Other Income	(31,085)	(43,682)	(31,244)	(32,024)	(23,730)	(43,276)
Gain on Sale of Project Partnerships	-	182,807	-	185	24,550	-
Interest Income	1,453	4,257	1,509	2,709	2,465	3,554

Net (Loss) Income	$ (29,632)	$ 143,382	$ (29,735)	$ (29,130)	$ 3,285	$ (39,722)

Allocation of Net (Loss) Income:
Assignees	$ (29,336)	$ 197,430	$ (29,438)	$ (29,129)	$ 3,252	$ (39,718)
General Partners	(296)	(54,048)	(297)	(1)	33	(4)

	$ (29,632)	$ 143,382	$ (29,735)	$ (29,130)	$ 3,285	$ (39,722)

Net (Loss) Income Per Beneficial Assignee Certificate	$ (4.78)	$ 32.18	$ (5.40)	$ (5.34)	$ 0.47	$ (5.74)

Number of Beneficial Assignee Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 1,653	$ 3,216	$ 7,514	$ 7,865	$ 20,423	$ 13,881
Total Revenues	1,653	3,216	7,514	7,865	20,423	13,881

Expenses:
Asset Management Fee - General Partner	19,299	22,999	24,576	25,394	74,614	91,361
General and Administrative:
General Partner	20,162	25,108	24,599	27,319	78,302	101,926
Other	15,106	11,467	14,952	11,744	63,093	52,526
Amortization	-	-	-	4,386	-	4,386

Total Expenses	54,567	59,574	64,127	68,843	216,009	250,199

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(52,914)	(56,358)	(56,613)	(60,978)	(195,586)	(236,318)
Equity in (Loss) Income of Project Partnerships	(11,623)	(510)	8,508	(5,689)	(3,115)	(6,199)
(Loss) Gain on Sale of Project Partnerships	-	-	-	(63,800)	24,550	119,192
Interest Income	951	3,016	3,082	5,511	9,460	19,047

Net Loss	$ (63,586)	$ (53,852)	$ (45,023)	$ (124,956)	$ (164,691)	$ (104,278)

Allocation of Net Loss:
Assignees	$ (62,950)	$ (53,313)	$ (44,573)	$ (123,706)	$ (163,044)	$ (48,436)
General Partners	(636)	(539)	(450)	(1,250)	(1,647)	(55,842)

	$ (63,586)	$ (53,852)	$ (45,023)	$ (124,956)	$ (164,691)	$ (104,278)

Net Loss Per Beneficial Assignee Certificate	$ (7.31)	$ (6.19)	$ (4.41)	$ (12.24)

Number of Beneficial Assignee Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 7,350	$ 3,793	$ 9,417	$ 11,633	$ 10,990	$ 11,308
Total Revenues	7,350	3,793	9,417	11,633	10,990	11,308

Expenses:
Asset Management Fee - General Partner	24,513	32,003	18,998	22,423	18,930	33,069
General and Administrative:
General Partner	28,360	33,351	23,759	27,073	22,594	38,940
Other	12,343	14,331	14,953	10,336	14,221	13,049

Total Expenses	65,216	79,685	57,710	59,832	55,745	85,058

Loss Before Gain on Sale of Project Partnerships and Other Income	(57,866)	(75,892)	(48,293)	(48,199)	(44,755)	(73,750)
Gain on Sale of Project Partnerships	-	238,850	-	44,035	145,527	84,200
Interest Income	3,310	7,592	3,350	8,100	5,083	8,424

Net (Loss) Income	$ (54,556)	$ 170,550	$ (44,943)	$ 3,936	$ 105,855	$ 18,874

Allocation of Net (Loss) Income:
Assignees	$ (54,010)	$ 168,844	$ (44,494)	$ 3,500	$ 104,796	$ 18,039
General Partners	(546)	1,706	(449)	436	1,059	835

	$ (54,556)	$ 170,550	$ (44,943)	$ 3,936	$ 105,855	$ 18,874

Net (Loss) Income Per Beneficial Assignee Certificate	$ (8.80)	$ 27.52	$ (8.16)	$ 0.64	$ 15.15	$ 2.61

Number of Beneficial Assignee Certificate Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 7,645	$ 19,626	$ 18,952	$ 17,264	$ 54,354	$ 63,624
Total Revenues	7,645	19,626	18,952	17,264	54,354	63,624

Expenses:
Asset Management Fee - General Partner	38,598	45,998	49,152	50,788	150,191	184,281
General and Administrative:
General Partner	44,351	51,095	54,835	54,791	173,899	205,250
Other	20,255	14,612	18,852	17,557	80,624	69,885
Amortization	-	-	-	8,772	-	8,772

Total Expenses	103,204	111,705	122,839	131,908	404,714	468,188

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(95,559)	(92,079)	(103,887)	(114,644)	(350,360)	(404,564)
Equity in (Loss) Income of Project Partnerships	(15,441)	(1,572)	7,275	956	(8,166)	(616)
(Loss) Gain on Sale of Project Partnerships	-	-	-	(63,800)	145,527	303,285
Interest Income	2,820	6,367	7,261	11,297	21,824	41,780

Net Loss	$ (108,180)	$ (87,284)	$ (89,351)	$ (166,191)	$ (191,175)	$ (60,115)

Allocation of Net Loss:
Assignees	$ (107,098)	$ (86,411)	$ (88,457)	$ (164,529)	$ (189,263)	$ (60,557)
General Partners	(1,082)	(873)	(894)	(1,662)	(1,912)	442

	$ (108,180)	$ (87,284)	$ (89,351)	$ (166,191)	$ (191,175)	$ (60,115)

Net Loss Per Beneficial Assignee Certificate	$ (12.43)	$ (10.03)	$ (8.75)	$ (16.28)

Number of Beneficial Assignee Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2007	$ (399,531)	$ (58,378)	$ (457,909)	$ (365,257)	$ -	$ (365,257)

Capital Contributions	-	191,053	191,053	-	-	-

Net Income	168,844	1,706	170,550	3,500	436	3,936

Distributions to Assignees	(429,904)	-	(429,904)	(44,004)	-	(44,004)

Balance at September 30, 2007	$ (660,591)	$ 134,381	$ (526,210)	$ (405,761)	$ 436	$ (405,325)

Balance at March 31, 2008	$ (709,923)	$ 138,065	$ (571,858)	$ (449,798)	$ 1,253	$ (448,545)

Capital Contributions	-	3,357	3,357	-	-	-

Net Loss	(54,010)	(546)	(54,556)	(44,494)	(449)	(44,943)

Distributions to Assignees	(3,357)	-	(3,357)	-	-	-

Balance at September 30, 2008	$ (767,290)	$ 140,876	$ (626,414)	$ (494,292)	$ 804	$ (493,488)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2007	$ (459,820)	$ -	$ (459,820)	$ (275,580)	$ (4,035)	$ (279,615)

Net Income (Loss)	18,039	835	18,874	(86,411)	(873)	(87,284)

Distributions to Assignees	(84,196)	-	(84,196)	-	-	-

Balance at September 30, 2007	$ (525,977)	$ 835	$ (525,142)	$ (361,991)	$ (4,908)	$ (366,899)

Balance at March 31, 2008	$ (583,401)	$ 3,026	$ (580,375)	$ (550,103)	$ 2,227	$ (547,876)

Net Income (Loss)	104,796	1,059	105,855	(107,098)	(1,082)	(108,180)

Distributions to Assignees	(145,527)	-	(145,527)	-	-	-

Balance at September 30, 2008	$ (624,132)	$ 4,085	$ (620,047)	$ (657,201)	$ 1,145	$ (656,056)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2007	$ (327,179)	$ (3,327)	$ (330,506)	$ (1,827,367)	$ (65,740)	$ (1,893,107)

Capital Contributions	-	-	-	-	191,053	191,053

Net (Loss) Income	(164,529)	(1,662)	(166,191)	(60,557)	442	(60,115)

Distributions to Assignees	(60,549)	-	(60,549)	(618,653)	-	(618,653)

Balance at September 30, 2007	$ (552,257)	$ (4,989)	$ (557,246)	$ (2,506,577)	$ 125,755	$ (2,380,822)

Balance at March 31, 2008	$ (692,755)	$ (6,005)	$ (698,760)	$ (2,985,980)	$ 138,566	$ (2,847,414)

Capital Contributions	-	-	-	-	3,357	3,357

Net Loss	(88,457)	(894)	(89,351)	(189,263)	(1,912)	(191,175)

Distributions to Assignees	-	-	-	(148,884)	-	(148,884)

Balance at September 30, 2008	$ (781,212)	$ (6,899)	$ (788,111)	$ (3,324,127)	$ 140,011	$ (3,184,116)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 2		SERIES 3
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net (Loss) Income	$ (54,556)	$ 170,550	$ (44,943)	$ 3,936
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Discount on Investment in Securities	(519)	(481)	(566)	(481)
Gain on Sale of Project Partnerships	-	(238,850)	-	(44,035)
Distribution Income	(7,350)	(3,793)	(9,417)	(11,633)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	1,038	(456)	990	(456)
Increase in Payable to General Partners	20,030	40,278	14,490	18,653
Net Cash Used in Operating Activities	(41,357)	(32,752)	(39,446)	(34,016)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	-	-	44,000
Distributions Received from Project Partnerships	7,349	3,793	9,417	11,633
Net Proceeds from Sale of Project Partnerships	-	238,850	-	185
Redemption of Investment Securities	125,000	127,000	125,000	127,000
Purchase of Investment Securities	(119,758)	(125,166)	(129,655)	(125,166)
Net Cash Provided by Investing Activities	12,591	244,477	4,762	57,652

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	(56,022)	-	(357,095)
Net Cash Used in Financing Activities	-	(56,022)	-	(357,095)

(Decrease) Increase in Cash and Cash Equivalents	(28,766)	155,703	(34,684)	(333,459)
Cash and Cash Equivalents at Beginning of Year	83,047	129,724	75,920	426,791

Cash and Cash Equivalents at End of Period	$ 54,281	$ 285,427	$ 41,236	$ 93,332

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 3,357	$ 374,079	$ -	$ -
Distribution to Assignees	(3,357)	(374,079)	-	-
Increase in Receivable - Other	(8,000)	-	-	-
Increase in Deferred Gain on Sale of Project Partnerships	7,741	-	-	-
Increase in Payable to General Partners	259	-	-	-
Decrease in Payable to General Partners	(3,357)	(191,053)	-	-
Capital Contributions	3,357	191,053	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 4		SERIES 5
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$ 105,855	$ 18,874	$ (108,180)	$ (87,284)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Discount on Investment in Securities	(785)	(674)	(189)	(375)
Equity in Loss of Project Partnerships	-	-	15,441	1,572
Gain on Sale of Project Partnerships	(145,527)	(84,200)	-	-
Distribution Income	(10,990)	(11,308)	(7,645)	(19,626)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	1,393	(637)	1,374	(692)
Increase in Payable to General Partners	13,093	31,822	31,885	46,800
Net Cash Used in Operating Activities	(36,961)	(46,123)	(67,314)	(59,605)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	84,500	-	-
Distributions Received from Project Partnerships	10,990	11,308	7,645	19,626
Net Proceeds from Sale of Project Partnerships	145,527	-	-	(1,375)
Redemption of Investment Securities	175,000	178,000	125,000	101,000
Purchase of Investment Securities	(180,132)	(175,232)	(49,487)	(125,166)
Net Cash Provided by (Used in) Investing Activities	151,385	98,576	83,158	(5,915)

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(130,693)	(146,944)	(179,988)	-
Net Cash Used in Financing Activities	(130,693)	(146,944)	(179,988)	-

Decrease in Cash and Cash Equivalents	(16,269)	(94,491)	(164,144)	(65,520)
Cash and Cash Equivalents at Beginning of Year	97,986	206,516	258,274	175,920

Cash and Cash Equivalents at End of Period	$ 81,717	$ 112,025	$ 94,130	$ 110,400

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 24,550	$ -	$ -	$ -
Distribution to Assignees	(24,550)	-	-	-
Increase in Receivable - Other	-	-	-	(128,499)
Increase in Deferred Gain on Sale of Project Partnerships	-	-	-	127,124
Increase in Payable to General Partners	-	-	-	1,375
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	SERIES 6		TOTAL SERIES 2 - 6
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (89,351)	$ (166,191)	$ (191,175)	$ (60,115)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	-	8,772	-	8,772
Discount on Investment in Securities	(1,119)	(1,050)	(3,178)	(3,061)
Equity in (Income) Loss of Project Partnerships	(7,275)	(956)	8,166	616
Loss (Gain) on Sale of Project Partnerships	-	63,800	(145,527)	(303,285)
Distribution Income	(18,952)	(17,264)	(54,354)	(63,624)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	2,621	(1,330)	7,416	(3,571)
Increase in Payable to General Partners	40,577	51,611	120,075	189,164
Net Cash Used in Operating Activities	(73,499)	(62,608)	(258,577)	(235,104)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	-	-	128,500
Distributions Received from Project Partnerships	18,952	17,264	54,353	63,624
Net Proceeds from Sale of Project Partnerships	-	60,549	145,527	298,209
Redemption of Investment Securities	300,000	279,000	850,000	812,000
Purchase of Investment Securities	(260,300)	(300,398)	(739,332)	(851,128)
Net Cash Provided by Investing Activities	58,652	56,415	310,548	451,205

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(39,915)	-	(350,596)	(560,061)
Net Cash Used in Financing Activities	(39,915)	-	(350,596)	(560,061)

Decrease in Cash and Cash Equivalents	(54,762)	(6,193)	(298,625)	(343,960)
Cash and Cash Equivalents at Beginning of Year	128,416	193,964	643,643	1,132,915

Cash and Cash Equivalents at End of Period	$ 73,654	$ 187,771	$ 345,018	$ 788,955

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ 60,837	$ 27,907	$ 434,916
Distribution to Assignees	-	(60,837)	(27,907)	(434,916)
Increase in Receivable - Other	(38,000)	-	(46,000)	(128,499)
Increase in Deferred Gain on Sale of Project Partnerships	36,665	-	44,406	127,124
Increase in Payable to General Partners	1,335	-	1,594	1,375
Decrease in Payable to General Partners	-	-	(3,357)	(191,053)
Capital Contributions	-	-	3,357	191,053
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. (“Gateway”), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of September 30, 2008, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the “Assignees”).  As of March 31, 2008, Gateway had received capital contributions of $192,053 from the General Partners and $37,228,000 from the Assignees.  The fiscal year of Gateway for reporting purposes ends on March 31.

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

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively, had been issued as of September 30, 2008.  Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss has been recognized in the accompanying financial statements for the each of the six-month periods ended September 30, 2008 and 2007.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the six-month periods ended September 30, 2008 and 2007.

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

Investment in Securities

Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”) (refer to Note 3 herein).  Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway’s intent in holding the securities.  Gateway’s intent is to hold all of its debt securities (U.S. Treasury Notes) until maturity and to use these assets to fund Gateway’s ongoing operations.  The U.S. Treasury Notes are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.

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

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was subsequently revised in December 2003.  Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway held an interest.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  The primary beneficiary, as is applicable to Gateway’s circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

Gateway holds variable interests in 102 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Two of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $18,520,660 at September 30, 2008.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway will adopt FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

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

NOTE 3 - INVESTMENT IN SECURITIES:

The September 30, 2008 Balance Sheet includes Investments in Securities consisting of U.S. Treasury Notes which represents their cost, plus accreted interest income and discounts of $1,251 for Series 2, $1,355 for Series 3, $1,882 for Series 4, $516 for Series 5 and $2,719 for Series 6.  The March 31, 2008 Balance Sheet includes Investments in Securities consisting of U.S. Treasury Notes which represents their cost, plus accreted interest income and unamortized premiums of $1,654 for Series 2, $1,654 for Series 3, $2,316 for Series 4, $1,654 for Series 5 and $3,971 for Series 6.  The Investments in Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of the investments.

	Series 2		Series 3
	September 30, 2008	March 31, 2008	September 30, 2008	March 31, 2008
Amortized Cost	$ 120,894	$ 126,654	$ 130,885	$ 126,654
Gross Unrealized Loss	(232)	(501)	(250)	(501)

Fair Value	$ 120,662	$ 126,153	$ 130,635	$ 126,153

	Series 4		Series 5
	September 30, 2008	March 31, 2008	September 30, 2008	March 31, 2008
Amortized Cost	$ 181,840	$ 177,316	$ 49,956	$ 126,654
Gross Unrealized Loss	(348)	(702)	(95)	(501)

Fair Value	$ 181,492	$ 176,614	$ 49,861	$ 126,153

	Series 6		Total Series 2 – 6
	September 30, 2008	March 31, 2008	September 30, 2008	March 31, 2008
Amortized Cost	$ 262,769	$ 303,971	$ 746,344	$ 861,249
Gross Unrealized Loss	(503)	(1,205)	(1,428)	(3,410)

Fair Value	$ 262,266	$ 302,766	$ 744,916	$ 857,839

As of September 30, 2008, the cost plus accreted interest and discounts of debt securities by contractual maturities is as follows:

	Series 2	Series 3	Series 4
Due within 1 year	$ 120,894	$ 130,885	$ 181,840
After 1 year through 5 years	-	-	-
Total Amount Carried on Balance Sheet	$ 120,894	$ 130,885	$ 181,840

	Series 5	Series 6	Total
Due within 1 year	$ 49,956	$ 262,769	$ 746,344
After 1 year through 5 years	-	-	-
Total Amount Carried on Balance Sheet	$ 49,956	$ 262,769	$ 746,344

NOTE 4 - RELATED PARTY TRANSACTIONS:

The Payable to General Partners primarily represents the asset management fees and general and administrative expenses owed to the General Partners at the end of the period, net of receivables from the General Partners.  It is unsecured, due on demand and, in accordance with the Agreement, non-interest bearing.  Within the next 12 months, the Managing General Partner does not intend to demand payment from Series 5 or 6 on the portion of the Asset Management Fees payable classified as long-term on the Balance Sheet.

For the six months ended September 30, 2008 and 2007, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2008	2007
Series 2	$ 24,513	$ 32,003
Series 3	18,998	22,423
Series 4	18,930	33,069
Series 5	38,598	45,998
Series 6	49,152	50,788
Total	$ 150,191	$ 184,281

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2008	2007
Series 2	$ 28,360	$ 33,351
Series 3	23,759	27,073
Series 4	22,594	38,940
Series 5	44,351	51,095
Series 6	54,835	54,791
Total	$ 173,899	$ 205,250

Receivable from General Partners – The Managing General Partner contributes any net profits it receives from the re-syndication of a Project Partnership.  During fiscal year 2009, Lakeshore Apartments was re-syndicated by the Managing General Partner and net profits of $3,357 will be contributed to Gateway in the upcoming quarter.  Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 6, Summary of Disposition Activities herein.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS:

As of September 30, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 2 - 17, Series 3 - 15, and Series 4 - 13) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2008	2008	2008	2008	2008	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,159,579	$ 3,351,639	$ 2,494,974	$ 2,494,974	$ 2,114,770	$ 2,563,233

Cumulative equity in losses of Project
Partnerships (1)	(3,298,001)	(3,497,278)	(2,675,808)	(2,675,808)	(2,239,704)	(2,722,332)

Cumulative distributions received from
Project Partnerships	(59,212)	(69,851)	(93,673)	(93,673)	(61,872)	(73,322)

Investment in Project Partnerships before
Adjustment	(197,634)	(215,490)	(274,507)	(274,507)	(186,806)	(232,421)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	254,188	278,463	318,739	318,739	226,931	280,277
Accumulated amortization of acquisition
fees and expenses	(56,554)	(62,973)	(44,232)	(44,232)	(40,125)	(47,856)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $4,754,885 in Series 2, $5,565,017 in Series 3, and $3,694,397 in Series 4 for the period ended September 30, 2008; and cumulative suspended losses of $4,816,357 in Series 2, $5,485,807 in Series 3, and $4,400,783 in Series 4 for the year ended March 31, 2008 are not included.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of September 30, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 28 and Series 6 - 31) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2008	2008	2008	2008	2008	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 5,097,323	$ 5,097,323	$ 5,883,026	$ 6,511,934	$ 18,749,672	$ 20,019,103

Cumulative equity in losses of Project
Partnerships (1)	(5,326,192)	(5,310,751)	(6,061,641)	(6,715,160)	(19,601,346)	(20,921,329)

Cumulative distributions received from
Project Partnerships	(157,679)	(157,679)	(203,079)	(228,408)	(575,515)	(622,933)

Investment in Project Partnerships before
Adjustment	(386,548)	(371,107)	(381,694)	(431,634)	(1,427,189)	(1,525,159)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	531,092	531,092	601,147	667,412	1,932,097	2,075,983
Accumulated amortization of acquisition
fees and expenses	(138,873)	(138,873)	(183,948)	(207,549)	(463,732)	(501,483)

Investments in Project Partnerships	$ 5,671	$ 21,112	$ 35,505	$ 28,229	$ 41,176	$ 49,341

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $7,285,348 in Series 5 and $5,063,328 in Series 6 for the period ended September 30, 2008; and cumulative suspended losses of $7,150,202 in Series 5 and $5,326,842 in Series 6 for the year ended March 31, 2008 are not included.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 and Series 3 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 2		SERIES 3
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,682,372	$ 2,169,596	$ 1,628,210	$ 2,032,502
Investment properties, net	8,931,997	12,594,910	5,269,272	7,479,407
Other assets	27,759	9,313	44,712	43,195
Total assets	$ 10,642,128	$ 14,773,819	$ 6,942,194	$ 9,555,104

Liabilities and Partners' Deficit:
Current liabilities	$ 396,461	$ 495,816	$ 174,006	$ 182,182
Long-term debt	15,399,495	20,456,115	12,743,481	15,224,112
Total liabilities	15,795,956	20,951,931	12,917,487	15,406,294

Partners' equity (deficit)
Limited Partner	(5,012,773)	(6,032,711)	(6,197,409)	(6,129,039)
General Partners	(141,055)	(145,401)	222,116	277,849
Total partners' deficit	(5,153,828)	(6,178,112)	(5,975,293)	(5,851,190)

Total liabilities and partners' deficit	$ 10,642,128	$ 14,773,819	$ 6,942,194	$ 9,555,104

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,131,096	$ 1,478,986	$ 1,057,395	$ 1,176,829
Expenses:
Operating expenses	717,607	985,537	686,988	767,966
Interest expense	166,808	229,352	126,748	153,959
Depreciation and amortization	302,004	401,382	323,669	365,278

Total expenses	1,186,419	1,616,271	1,137,405	1,287,203

Net loss	$ (55,323)	$ (137,285)	$ (80,010)	$ (110,374)

Other partners' share of net loss	$ (553)	$ (1,373)	$ (800)	$ (1,104)

Gateway's share of net loss	$ (54,770)	$ (135,912)	$ (79,210)	$ (109,270)
Suspended losses	54,770	135,912	79,210	109,270

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ -

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 4 and Series 5 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 4		SERIES 5
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,414,710	$ 2,175,938	$ 3,038,794	$ 3,348,204
Investment properties, net	5,888,433	15,110,970	15,286,009	17,754,568
Other assets	14,233	33,608	21,672	9,247
Total assets	$ 7,317,376	$ 17,320,516	$ 18,346,475	$ 21,112,019

Liabilities and Partners' Deficit:
Current liabilities	$ 181,113	$ 810,320	$ 465,408	$ 489,982
Long-term debt	10,958,940	22,402,597	25,905,754	28,405,177
Total liabilities	11,140,053	23,212,917	26,371,162	28,895,159

Partners' equity (deficit)
Limited Partner	(3,981,534)	(6,593,171)	(7,773,119)	(7,478,380)
General Partners	158,857	700,770	(251,568)	(304,760)
Total partners' deficit	(3,822,677)	(5,892,401)	(8,024,687)	(7,783,140)

Total liabilities and partners' deficit	$ 7,317,376	$ 17,320,516	$ 18,346,475	$ 21,112,019

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 869,570	$ 1,647,714	$ 1,979,145	$ 2,048,385
Expenses:
Operating expenses	578,113	1,156,882	1,319,308	1,399,711
Interest expense	118,921	241,901	278,884	308,916
Depreciation and amortization	240,489	460,626	533,061	570,094

Total expenses	937,523	1,859,409	2,131,253	2,278,721

Net loss	$ (67,953)	$ (211,695)	$ (152,108)	$ (230,336)

Other partners' share of net loss	$ (1,232)	$ (2,168)	$ (1,521)	$ (2,303)

Gateway's share of net loss	$ (66,721)	$ (209,527)	$ (150,587)	$ (228,033)
Suspended losses	66,721	209,527	135,146	226,461

Equity in Loss of Project Partnerships	$ -	$ -	$ (15,441)	$ (1,572)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 6 and Total Series 2 - 6 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 6		TOTAL SERIES 2 - 6
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 4,351,600	$ 4,368,963	$ 12,115,686	$ 14,095,203
Investment properties, net	19,762,996	23,843,052	55,138,707	76,782,907
Other assets	27,700	127,345	136,076	222,708
Total assets	$ 24,142,296	$ 28,339,360	$ 67,390,469	$ 91,100,818

Liabilities and Partners' Deficit:
Current liabilities	$ 574,975	$ 626,184	$ 1,791,963	$ 2,604,484
Long-term debt	29,721,504	33,584,388	94,729,174	120,072,389
Total liabilities	30,296,479	34,210,572	96,521,137	122,676,873

Partners' deficit
Limited Partner	(5,591,921)	(5,308,838)	(28,556,756)	(31,542,139)
General Partners	(562,262)	(562,374)	(573,912)	(33,916)
Total partners' deficit	(6,154,183)	(5,871,212)	(29,130,668)	(31,576,055)

Total liabilities and partners' deficit	$ 24,142,296	$ 28,339,360	$ 67,390,469	$ 91,100,818

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,213,349	$ 2,454,106	$ 7,250,555	$ 8,806,020
Expenses:
Operating expenses	1,468,175	1,607,556	4,770,191	5,917,652
Interest expense	310,750	356,393	1,002,111	1,290,521
Depreciation and amortization	599,755	644,901	1,998,978	2,442,281

Total expenses	2,378,680	2,608,850	7,771,280	9,650,454

Net loss	$ (165,331)	$ (154,744)	$ (520,725)	$ (844,434)

Other partners' share of net loss	$ (2,450)	$ (2,552)	$ (6,556)	$ (9,500)

Gateway's share of net loss	$ (162,881)	$ (152,192)	$ (514,169)	$ (834,934)
Suspended losses	170,156	153,148	506,003	834,318

Equity in Income (Loss) of Project Partnerships	$ 7,275	$ 956	$ (8,166)	$ (616)

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of September 30, 2008, Gateway has sold or otherwise disposed of its interest in 44 Project Partnerships (5 in Series 2, 8 in Series 3, 16 in Series 4, 8 in Series 5 and 7 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2009 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
September 2008	Prairie Apartments	$7,741	$1.26	$ -	$7,741
				$ -	$7,741

In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sale of Prairie Apartments was consummated on or prior to September 30, 2008, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $8,000 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2008.  The net proceeds will be distributed to the Series 2 Assignees in a subsequent quarter.  The deferred gain of $7,741 will be recognized in the fiscal year 2009 third quarter Statement of Operations.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The following property was the subject of a fiscal year 2009 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and the amount of re-syndication profit being contributed to Gateway by the Managing General Partner associated with the transaction is as follows:

Lakeshore Apartments	$ 3,357

Total Re-syndication contribution	$ 3,357

Gateway’s financial statements reflect this re-syndication contribution as an off-setting component of the Payable to General Partners and as a capital contribution on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2008.  Once this capital contribution is funded, there will be a distribution of capital to the Series 2 Assignees, accordingly; the amount is included as a component of the Distribution Payable and Distributions to Assignees on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2008.  The capital contribution by the Managing General Partner and the corresponding distribution to the Series 2 Assignees will occur in a subsequent quarter.

Series 4

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
September 2008	Rural Development Group	$ 24,550	$ 3.55	$ 24,550
June 2008	Norton Green	120,977	17.49	120,977
$145,527

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

The net proceeds per BAC from the sale of Rural Development Group are a component of the Distribution Payable on the Balance Sheet as of September 30, 2008.  These net proceeds will be distributed to the Series 4 Assignees in a subsequent quarter.

The net proceeds per BAC from the sale of Norton Green were distributed to the Series 4 Assignees in September 2008.

As part of the September 2008 distribution, Gateway distributed an additional $9,737 to the Series 4 Assignees ($1.41 per BAC) resulting from the true-up of certain legal and sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
September 2008	Spruce Apartments	$9,442	$0.93	$ -	$ 9,442
September 2008	Shannon Apartments	7,741	0.77	-	7,741
September 2008	Cornell Apartments	9,741	0.96	-	9,741
September 2008	Winter Park Apartments	9,741	0.96	-	9,741
				$ -	$36,665

In accordance with FASB No. 66, although the sales of Spruce Apartments, Shannon Apartments, Cornell Apartments, and Winter Park Apartments were consummated on or prior to September 30, 2008, the gains on the sales are being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from these sales totaling $38,000 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2008.  The net proceeds will be distributed to the Series 6 Assignees in a subsequent quarter.  The deferred gains of $36,665 will be recognized in the fiscal year 2009 third quarter Statement of Operations.

Fiscal Year 2008 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
October 2007	Inverness Club, Ltd.	$309,188	$50.39	$308,748
October 2007	Lakeshore Apartments	105,432	17.18	105,324
April 2007	Claxton Elderly, Ltd.	56,043	9.13	56,043
April 2007	Lake Park, Ltd.	183,026	29.83	182,807
				$652,922

The net proceeds per BAC from the sale of Inverness Club, Ltd. and Lakeshore Apartments were distributed to the Series 2 Assignees in February 2008.

The net proceeds per BAC from the sale of Claxton Elderly, Ltd. were distributed to the Series 2 Assignees in August 2007.

The net proceeds per BAC from the sale of Lake Park, Ltd. were distributed to the Series 2 Assignees in October 2007.

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
				$126,106

The net proceeds per BAC from the sale of Sunchase II, Ltd. and Logansport Seniors Apartments were distributed to the Series 3 Assignees in March 2008.

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
				$303,811

The net proceeds per BAC from the sale of Oaks Apartments, Tarpon Heights Apartments, Sonora Seniors Apartments, Ltd., Fredericksburg Seniors Apartments, Ltd., Ozona Seniors, Ltd., Brackettville Seniors Apartments, Ltd., Timpson Seniors Apartments, Ltd., Jasper Villas Apartments, and Eudora Senior Housing were distributed to the Series 4 Assignees in March 2008.

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
				$228,591

The net proceeds per BAC from the sale of Zapata Housing, Ltd., Pemberton Village II, Ltd., and Magic Circle II, Ltd. are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds were distributed to the Series 5 Assignees in April 2008.

The net proceeds per BAC from the sale of Redmont II, Ltd., Fox Ridge Apartments, Ltd., Country Place Apartments - Georgetown, and Country Place Apartments - Portland II were distributed to the Series 5 Assignees in October 2007.

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

The net proceeds per BAC from the sale of Hardy Senior Citizen Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds were distributed to the Series 6 Assignees in September 2008.

The net proceeds per BAC from the sale of Autumn Village II were distributed to the Series 6 Assignees in November 2007.

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased from $63,624 for the six months ended September 30, 2007 to $54,354 for the six months ended September 30, 2008 (a decrease of $9,270).  Interest income decreased from $41,780 for the six months ended September 30, 2007 to $21,824 for the six months ended September 30, 2008 (a decrease of $19,956).  Equity in Loss of Project Partnerships increased $7,550 from $616 for the six months ended September 30, 2007 to $8,166 for the six months ended September 30, 2008.  The decrease in distribution income for the six months ended September 30, 2008 is a result of fewer Project Partnerships invested in by Gateway.  As of September 30, 2008, Gateway has an investment in 104 Project Partnerships as compared to 129 Project Partnership investments held as of September 30, 2007.  The decrease in interest income for the six months ended September 30, 2008 is a result of the decrease in Cash and Investments in Securities as compared to the prior year.  Equity in Loss increased for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007 because of a decrease in suspended losses.  Additionally, certain Project Partnerships with investment balances which generated income in the prior six-month period have either been subsequently sold or are now generating losses in the current period.  For the six months ended June 30, 2008 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss is $514,169, of which $506,003 was suspended.  For the six months ended June 30, 2007, Gateway’s share of the net loss was $834,934, of which $834,318 was suspended.

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

Total expenses of Gateway were $404,714 for the six months ended September 30, 2008, a decrease of $63,474 as compared to the six months ended September 30, 2007 total expenses of $468,188.  The decrease for the six months ended September 30, 2008 results from decreases in 1) asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships) and 2) amortization expense (due to the acquisition fee intangible asset of several Project Partnerships becoming fully amortized).

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

For the six months ended September 30, 2008 the Gain on Sale of Project Partnerships amounted to $145,527.  As more fully discussed herein, seven Project Partnership investment have been sold in the first two quarters of fiscal year 2009, and twenty-five Project Partnership investments were sold in fiscal year 2008, of which seven sales were recorded during the six-month period ended September 30, 2007.  The amount of the gain or loss on a sale of Project Partnerships and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the exit strategy section herein.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  Equity in Loss of Project Partnerships for the six months ended September 30, 2008 and 2007 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2008 and 2007, Gateway’s share of the Project Partnerships’ net loss was $54,770 and $135,912 generated from Rental and other income of $1,131,096 and $1,478,986, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $302,004 and $401,382 for the six months ended June 30, 2008 and 2007, respectively.)  As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes until the year of disposition.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

At September 30, 2008, the Series had $54,281 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $120,894 in U.S. Treasury Notes with a maturity value of $121,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $54,556 for the six months ended September 30, 2008.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $41,357.  Cash provided by investing activities totaled $12,591 consisting of $7,349 in cash distributions from the Project Partnerships and $125,000 from matured U.S. Treasury Notes, offset by $119,758 used to purchase U.S. Treasury Notes in July 2008.

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  Equity in Loss of Project Partnerships for the six months ended September 30, 2008 and 2007 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2008 and 2007, Gateway’s share of the Project Partnerships’ net loss was $79,210 and $109,270 generated from Rental and other income of $1,057,395 and $1,176,829, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $323,669 and $365,278 for the six months ended June 30, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2008, the Series had $41,236 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $130,885 in U.S. Treasury Notes with a maturity value of $131,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $44,943 for the six months ended September 30, 2008.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $39,446.  Cash provided by investing activities totaled $4,762 consisting of $9,417 in cash distributions from the Project Partnerships and $125,000 from matured U.S. Treasury Notes, offset by $129,655 used to purchase U.S. Treasury Notes in July 2008.

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  Equity in Loss of Project Partnerships for the six months ended September 30, 2008 and 2007 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2008 and 2007, Gateway’s share of the Project Partnerships’ net loss was $66,721 and $209,527 generated from Rental and other income of $869,570 and $1,647,714, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $240,489 and $460,626 for the six months ended June 30, 2008 and 2007, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

At September 30, 2008, the Series had $81,717 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $181,840 in U.S. Treasury Notes with a maturity value of $182,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $105,855 for the six months ended September 30, 2008.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $36,961.  Cash provided by investing activities totaled $151,385 consisting of $10,990 in cash distributions from the Project Partnerships, $145,527 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $175,000 from matured U.S. Treasury Notes, offset by $180,132 used to purchase U.S. Treasury Notes in July 2008.  Cash used in financing activities (distributions paid to Assignees) totaled $130,693.

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  Equity in Loss of Project Partnerships increased $13,869 to $15,441 for the six months ended September 30, 2008 as compared to $1,572 for the six months ended September 30, 2007.  For the six months ended June 30, 2008 and 2007, the Project Partnerships generated a loss of $152,108 and $230,336 on Rental and other income of $1,979,145 and $2,048,385, respectively.  Gateway’s share of the Project Partnerships’ net loss was $150,587 and $228,033, of which $135,146 and $226,461 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $533,061 and $570,094 for the six months ended June 30, 2008 and 2007, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2008, the Series had $94,130 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $49,956 in U.S. Treasury Notes with a maturity value of $50,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $108,180 for the six months ended September 30, 2008.  However, after adjusting for Equity in Loss of Project Partnerships of $15,441 and the changes in operating assets and liabilities, net cash used in operating activities was $67,314.  Cash provided by investing activities totaled $83,158 consisting of $7,645 in cash distributions from the Project Partnerships and $125,000 from matured U.S. Treasury Notes, offset by $49,487 used to purchase U.S. Treasury Notes in July 2008.  Cash used in financing activities (distributions paid to Assignees) totaled $179,988.

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  Equity in Income of Project Partnerships increased $6,319 to $7,275 for the six months ended September 30, 2008 as compared to $956 for the six months ended September 30, 2007.  For the six months ended June 30, 2008 and 2007, the Project Partnerships generated a loss of $165,331 and $154,744 on Rental and other income of $2,213,349 and $2,454,106, respectively.  Gateway’s share of the Project Partnerships’ net loss was $162,881 and $152,192, of which $170,156 and $153,148 were suspended, respectively.  The suspended losses for the six months ended June 30, 2008 and 2007 exceed the total net loss because certain Project Partnerships with investment balances generated net income of $7,275 and $956, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $599,755 and $644,901 for the six months ended June 30, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2008, the Series had $73,654 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $262,769 in U.S. Treasury Notes with a maturity value of $263,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $89,351 for the six months ended September 30, 2008.  However, after adjusting for Equity in Income of Project Partnerships of $7,275 and the changes in operating assets and liabilities, net cash used in operating activities was $73,499.  Cash provided by investing activities totaled $58,652 consisting of $18,952 in cash distributions from the Project Partnerships and $300,000 from matured U.S. Treasury Notes, offset by $260,300 used to purchase U.S. Treasury Notes in July 2008.  Cash used in financing activities (distributions paid to Assignees) totaled $39,915.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment loss was recognized during either of the six-month periods ended September 30, 2008 or 2007.

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

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway will adopt FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

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

As of September 30, 2008, Gateway holds a limited partner interest in 104 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  17 Project Partnerships for Series 2, 15 Project Partnerships for Series 3, 13 Project Partnerships for Series 4, 28 Project Partnerships for Series 5, and 31 Project Partnerships for Series 6.  All but 2 of the Project Partnerships have reached the end of their Tax Credit compliance period.  As of September 30, 2008, 44 of the Project Partnerships have been sold or otherwise disposed of (5 in Series 2, 8 in Series 3, 16 in Series 4, 8 in Series 5, and 7 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  During the quarter-ended September 30, 2008, Gateway sold or otherwise disposed of its interest in 6 Project Partnerships (1 in Series 2, 1 in Series 4, and 4 in Series 6), bringing the total number of Project Partnerships sold during the current fiscal year-to-date to 7 (1 in Series 2, 2 in Series 4, and 4 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized herein.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2009 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
September 2008	Prairie Apartments	$7,741	$1.26	$ -	$7,741
				$ -	$7,741

In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sale of Prairie Apartments was consummated on or prior to September 30, 2008, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $8,000 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2008.  The net proceeds will be distributed to the Series 2 Assignees in a subsequent quarter.  The deferred gain of $7,741 will be recognized in the fiscal year 2009 third quarter Statement of Operations.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The following property was the subject of a fiscal year 2009 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and the amount of re-syndication profit being contributed to Gateway by the Managing General Partner associated with the transaction is as follows:

Lakeshore Apartments	$ 3,357

Total Re-syndication contribution	$ 3,357

Gateway’s financial statements reflect this re-syndication contribution as an off-setting component of the Payable to General Partners and as a capital contribution on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2008.  Once this capital contribution is funded, there will be a distribution of capital to the Series 2 Assignees, accordingly; the amount is included as a component of the Distribution Payable and Distributions to Assignees on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2008.  The capital contribution by the Managing General Partner and the corresponding distribution to the Series 2 Assignees will occur in a subsequent quarter.

Series 4

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
September 2008	Rural Development Group	$ 24,550	$ 3.55	$ 24,550
June 2008	Norton Green	120,977	17.49	120,977
$145,527

The net proceeds per BAC from the sale of Rural Development Group are a component of the Distribution Payable on the Balance Sheet as of September 30, 2008.  These net proceeds will be distributed to the Series 4 Assignees in a subsequent quarter.

The net proceeds per BAC from the sale of Norton Green were distributed to the Series 4 Assignees in September 2008.

As part of the September 2008 distribution, Gateway distributed an additional $9,737 to the Series 4 Assignees ($1.41 per BAC) resulting from the true-up of certain legal and sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
September 2008	Spruce Apartments	$9,442	$0.93	$ -	$ 9,442
September 2008	Shannon Apartments	7,741	0.77	-	7,741
September 2008	Cornell Apartments	9,741	0.96	-	9,741
September 2008	Winter Park Apartments	9,741	0.96	-	9,741
				$ -	$36,665

In accordance with FASB No. 66, although the sales of Spruce Apartments, Shannon Apartments, Cornell Apartments, and Winter Park Apartments were consummated on or prior to September 30, 2008, the gains on the sales are being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from these sales totaling $38,000 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2008.  The net proceeds will be distributed to the Series 6 Assignees in a subsequent quarter.  The deferred gains of $36,665 will be recognized in the fiscal year 2009 third quarter Statement of Operations.

Fiscal Year 2008 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
October 2007	Inverness Club, Ltd.	$309,188	$50.39	$308,748
October 2007	Lakeshore Apartments	105,432	17.18	105,324
April 2007	Claxton Elderly, Ltd.	56,043	9.13	56,043
April 2007	Lake Park, Ltd.	183,026	29.83	182,807
				$652,922

The net proceeds per BAC from the sale of Inverness Club, Ltd. and Lakeshore Apartments were distributed to the Series 2 Assignees in February 2008.

The net proceeds per BAC from the sale of Claxton Elderly, Ltd. were distributed to the Series 2 Assignees in August 2007.

The net proceeds per BAC from the sale of Lake Park, Ltd. were distributed to the Series 2 Assignees in October 2007.

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
				$126,106

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The net proceeds per BAC from the sale of Sunchase II, Ltd. and Logansport Seniors Apartments were distributed to the Series 3 Assignees in March 2008.

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
				$303,811

The net proceeds per BAC from the sale of Oaks Apartments, Tarpon Heights Apartments, Sonora Seniors Apartments, Ltd., Fredericksburg Seniors Apartments, Ltd., Ozona Seniors, Ltd., Brackettville Seniors Apartments, Ltd., Timpson Seniors Apartments, Ltd., Jasper Villas Apartments, and Eudora Senior Housing were distributed to the Series 4 Assignees in March 2008.

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
				$228,591

The net proceeds per BAC from the sale of Zapata Housing, Ltd., Pemberton Village II, Ltd., and Magic Circle II, Ltd. are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds were distributed to the Series 5 Assignees in April 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The net proceeds per BAC from the sale of Redmont II, Ltd., Fox Ridge Apartments, Ltd., Country Place Apartments - Georgetown, and Country Place Apartments - Portland II were distributed to the Series 5 Assignees in October 2007.

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

The net proceeds per BAC from the sale of Hardy Senior Citizen Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2008.  These net proceeds were distributed to the Series 6 Assignees in September 2008.

The net proceeds per BAC from the sale of Autumn Village II were distributed to the Series 6 Assignees in November 2007.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of September 30, 2008:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 2

Durango C.W.W. Limited Partnership	Charleston Properties
Sallisaw Properties II	Pocola Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $365,000, or $59.49 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 2 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 6-month period.

Series 3

Hornellsville Apartments	Nowata Properties
Poteau Properties II	Roland Properties II
Sallisaw Properties	Stilwell Properties
Waldron Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $820,000, or $150.29 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 3 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 6-month period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 4

Jonesville Manor Limited Partnership	Williston Properties
St. George Properties	Stilwell Properties II
Westville Properties	Spring Hill Senior Housing, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $465,000, or $67.25 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 4 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 6-month period.

Series 5

Alma Properties	Clayton Properties
Mill Creek Properties V	Spring Hill Housing, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $395,000, or $45.84 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 5 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 18-month period.

Series 6

Blacksburg Terrace Limited Partnership	Newport Village Limited Partnership
Parsons Properties, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $220,000, or $21.77 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 6 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 18-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase either the Project Partnership Interest or Assets:

Series 2

Lewiston Limited Partnership

Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction are estimated to be $135,000, or $22.00 per beneficial assignee certificate potentially available for distribution to the Series 2 Assignees over the next 6 months.  This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

Series 3

Countrywood Apartments, Limited	Wildwood Apartments, Limited

Should each of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $205,000, or $37.57 per beneficial assignee certificate potentially available for distribution to the Series 3 Assignees over the next 6 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

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
Country Place Apartments – Coal City

Should all of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $270,000, or $26.72 per beneficial assignee certificate potentially available for distribution to the Series 6 Assignees over the next 18 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Project Partnerships currently or previously listed for sale on a commercial real estate for sale website or listed for sale by the general partner of the Project Partnership:

Series 2

Sylacauga Heritage Apartments, Ltd.

Series 3

Weston Apartments, Limited	Elkhart Apts., Ltd.

Series 4

Village Apartments of St. Joseph II Limited Partnership

Series 5

Village Apartments of Effingham Limited Partnership	Village Apartments of Seymour II, L.P.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, no information is required.

Item 4.  Controls and Procedures.

Not applicable to this report.

Item 4T.  Controls and Procedures.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in Gateway’s internal control over financial reporting during the six months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: November 14, 2008	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: November 14, 2008	By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: November 14, 2008	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer