Form 10-Q/A
period 2008-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 2008-11-24
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

AMENDED FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-Q/A corrects certain disclosures in Item 1. Financial Statements – Balance Sheets specifically for “Total Series 2-6” that Gateway had reported on its original filing for the quarter ended September 30, 2008.  Gateway corrected the following items in the balance sheet for “Series 2-6” for the quarter ended September 30, 2008:

	As Amended	As Originally Filed
Current Liabilities:
Payable to General Partners	2,469,339	304,082

Total Current Liabilities	2,544,722	379,465

Long Term Liabilities:
Payable to General Partners	1,817,932	3,983,189

Except as described above, no other changes have been made to the original Form 10-Q, and this Form 10-Q/A does not otherwise amend, update, or change the financial statements or any other items or disclosures in the original Form 10-Q.  Except for the change stated above, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including any exhibits to the Form 10-Q affected by subsequent events.

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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)
	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2008	2008	2008	2008	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 94,130	$ 258,274	$ 73,654	$ 128,416	$ 345,018	$ 643,643
Investment in Securities	49,956	126,654	262,769	303,971	746,344	861,249
Receivable - Other	-	-	38,000	-	46,000	-

Total Current Assets	144,086	384,928	374,423	432,387	1,137,362	1,504,892

Investments in Project Partnerships, net	5,671	21,112	35,505	28,229	41,176	49,341

Total Assets	$ 149,757	$ 406,040	$ 409,928	$ 460,616	$ 1,178,538	$ 1,554,233

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 76,950	$ 83,663	$ 72,228	$ 79,468	$ 2,469,339	$ 335,684
Distribution Payable	4	179,992	73	39,987	30,977	232,965
Deferred Gain on Sale of Project Partnerships	-	-	36,665	-	44,406	-

Total Current Liabilities	76,954	263,655	108,966	119,455	2,544,722	568,649

Long-Term Liabilities:
Payable to General Partners	728,859	690,261	1,089,073	1,039,921	1,817,932	3,832,998

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
8,616 and 10,105 for Series 5 and 6, respectively, have
been issued at September 30, 2008 and March 31, 2008	(657,201)	(550,103)	(781,212)	(692,755)	(3,324,127)	(2,985,980)
General Partners	1,145	2,227	(6,899)	(6,005)	140,011	138,566

Total Partners' Deficit	(656,056)	(547,876)	(788,111)	(698,760)	(3,184,116)	(2,847,414)

Total Liabilities and Partners' Deficit	$ 149,757	$ 406,040	$ 409,928	$ 460,616	$ 1,178,538	$ 1,554,233

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

Gateway’s financial statements reflect re-syndication contribution amount as an off-setting component of the Payable to General Partners and as a capital contribution on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2008.  Once this capital contribution is funded, there will be a distribution of capital to the Series 2 Assignees, accordingly; the amount is included as a component of the Distribution Payable and Distributions to Assignees on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of September 30, 2008.  The capital contribution by the Managing General Partner and the corresponding distribution to the Series 2 Assignees will occur in a subsequent quarter.

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

This Form 10-Q/A has been prepared by application of Rule 4-08(g) of Regulation S-X at the registrant level, which is consistent with the methodology of Gateway’s prior quarter Form 10-Q filings.  Depending upon the outcome of this matter, the Staff may determine additional disclosures to be required either in an Amended Form 10-Q filing or in future Form 10-Q filings.

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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: November 24, 2008	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: November 24, 2008	By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: November 24, 2008	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer