Form 10-K/A
period 2007-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2008-12-22
CIK 857115

                                                                  UNITED STATES
                                                       SECURITIES AND EXCHANGE COMMISSION
                                                                 WASHINGTON, DC  20549

                                               THIRD AMENDED FORM 10-K/A-3
                                                       (Amendment No. 3)

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
File No. 33-31821

EXPLANATORY NOTE

This Third Amended Annual Report on Form 10-K/A-3 corrects the following disclosures that Gateway had reported on its original filing and subsequent amendments for the year ended March 31, 2007.

Report of Independent Registered Public Accounting Firm  The referenced report has been updated to include reference to each series of the Company.

Note 5 – Investments in Project Partnerships – The Company included separate summarized financial information for Yorkshire Retirement Village and Zapata Housing in Series 5 and Autumn Village II in Series 6.  Gateways investment balance in these project partnerships exceed 10%, but is less than 20%, of the total assets of the respective series that the project partnerships are owned.

Except as described above, no other changes have been made to the first or second amended Form 10-K/A, and this Form 10-K/A-3 does not amend, update, or change the financial statements or any other items or disclosures in the first or second amended Form 10-K/A. Except for the changes stated above, this Form 10-K/A-3 does not reflect events occurring after the filing of the Form 10-K, Form 10-K/A-1 or Form 10-K/A-2 or modify or update those disclosures, including any exhibits to the Form 10-K, Form 10/K-1 or Form 10/K-2 affected by subsequent events.  Accordingly, this Form 10-K/A-3 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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

Item 1B.  Unresolved Staff Comments

   None.

Item 2.  Properties:

   Gateway owns a majority interest in properties through its limited partnership investments in Project Partnerships.  The largest single net investment as of March 31, 2007 in a Project Partnership for each respective Series is:  Series 2, 3 and 4 is 0% of both the series and Gateway’s total assets as there are no Investment in Project Partnership balances in any of those series, Series 5 is 19.5% of the Series’ total assets and 3.3% of Gateway’s total assets, and Series 6 is 18.2% of the Series’ total assets and 5.2% of Gateway’s total assets (refer to Note 5 in Part 1, Item 8 of this report (the Investment in Project Partnerships Footnote) for further information regarding the Project Partnerships).  The following table provides certain summary information regarding the Project Partnerships in which Gateway had an interest as of December 31, 2006:
SERIES 2 PARTNERSHIP -----------	LOCATION OF PROPERTY -----------	# OF UNIT -----	DATE ACQUIRED --------	PROPERTY COST -----------	OCCUPANCY RATE -----

Claxton Elderly
Deerfield II
Hartwell Family
Cherrytree Apts.
Springwood Apts.
Lakeshore Apts.
Lewiston
Charleston
Sallisaw II
Pocola
Inverness Club
Pearson Elderly
Richland Elderly
Lake Park
Woodland Terrace
Mt. Vernon Elderly
Lakeland Elderly
Prairie Apartments
Sylacauga Heritage
Manchester Housing
Durango C.W.W.
Columbus Seniors

Claxton, GA
Douglas, GA
Hartwell, GA
Albion, PA
Westfield, NY
Tuskegee, AL
Lewiston, NY
Charleston, AR
Sallisaw, OK
Pocola, OK
Inverness, FL
Pearson, GA
Richland, GA
Lake Park, GA
Waynesboro, GA
Mt. Vernon, GA
Lakeland, GA
Eagle Butte, SD
Sylacauga, AL
Manchester, GA
Durango, CO
Columbus, KS
		24 24 24 33 32 34 25 32 47 36 72 25 34 48 30 21 29 21 44 49 24 16 ---- 724 ====	9/90 9/90 9/90 9/90 9/90 9/90 10/90 9/90 9/90 10/90 9/90 9/90 9/90 9/90 9/90 9/90 9/90 10/90 12/90 1/91 1/91 5/92
808,632
854,562
859,698
1,466,107
1,568,513
1,304,457
1,233,935
1,076,098
1,517,589
1,245,870
3,496,824
781,460
1,057,871
1,794,542
1,082,192
700,935
955,814
1,401,416
1,782,517
1,781,614
1,377,518
542,054
-----------
$28,690,218
=========
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
O’Neill, NE
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

PART II

Item 5.  Market for the Registrant’s Securities and Related Security Holder Matters

(a)  Gateway’s Limited Partnership interests (BACs) are not publicly traded.  There is no market for Gateway’s Limited Partnership interests and it is unlikely that any will develop.  No transfers of Limited Partnership Interest or BAC Units are permitted without the prior written consent of the Managing General Partner.  There have been several transfers from inception to date with most being from individuals to their trusts or heirs.  The Managing General Partner is not aware of the price at which the units are transferred.  The conditions under which investors may transfer units is found under ARTICLE XII -  "Issuance of BAC’S" on pages A-29 and A-30 of the Limited Partnership Agreement within the Prospectus, which is incorporated herein by reference.

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

   In total, Gateway reported a loss of $419,794 from operations for the year ended March 31, 2007.  Cash and Cash Equivalents decreased by $401,872 but Investments in Securities increased by $444,723.  Of the Cash and Cash Equivalents on hand as of March 31, 2007, $376,063 is payable to certain series’ Assignees arising from the sale of Project Partnerships during fiscal year 2007, which are for distribution to those certain Assignees in fiscal 2008.  After consideration of these sales proceeds, cash and cash equivalents and Investments in Securities decreased $333,212 as compared to the prior year-end balances.

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

   Equity in Losses of Project Partnerships decreased $32,092 to $0 for the year ended March 31, 2007, the fiscal year 2006 losses represented an increase of $21,181 from the fiscal year 2005 loss amount of $10,911.  As presented in Note 5, Gateway’s share of net loss decreased from $679,662 for the year ended March 31, 2005 to $637,400 for the year ended March 31, 2006 and to $527,581 for the year ended March 31,2007.  Suspended Losses were $668,751 for the year ended March 31, 2005, $605,308 for the year ended March 31, 2006 and $527,581 for the year ended March 31, 2007.  If not suspended, these losses would have reduced the investment in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $869,716, $875,459, and $886,432 for the years ended December 31, 2004, 2005, and 2006 respectively.)  As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes until the year of disposition.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

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

   Equity in Income of Project Partnerships was $490 for the year ended March 31, 2007, an increase from $0 for each of fiscal year 2006 and 2005.  As presented in Note 5, Gateway’s share of net loss decreased from $727,644 for the year ended March 31, 2005 to $595,587 for the year ended March 31, 2006 and to $334,438 for the year ended March 31, 2007.  Suspended Losses decreased from $727,644 for the year ended March 31, 2005 to $595,587 for the year ended March 31, 2006 and to $333,948 for the year ended March 31, 2007.  If not suspended, these losses would have reduced the investment in Project Partnerships below zero.  (These Project Partnerships reported depreciation and amortization of $973,367, $965,926 and $731,144 for the years ended December 31, 2004, 2005 and 2006, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

   At March 31, 2007, the Series had $426,791 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $127,640 in U.S. Treasury Notes with a maturity value of $127,000 at June 30, 2007.  Management believes these sources of funds are sufficient to meet the Series’ current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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

   Equity in Losses of Project Partnerships was $0 for the year ended March 31, 2007, no change from each of fiscal year 2006 and 2005.  As presented in Note 5, Gateway’s share of net loss decreased from $806,547 for the year ended March 31, 2005 to $684,436 for the year ended March 31, 2006 and to $592,559 for the year ended March 31, 2007.  Suspended Losses decreased from $806,547 for the year ended March 31, 2005 to $684,436 for the year ended March 31, 2006 and to $592,559 for the year ended March 31, 2007.  If not suspended, these losses would have reduced the investment in Project Partnerships below zero.  (These Project Partnerships reported depreciation and amortization of $1,045,249, $1,044,298 and $921,420 for the years ended December 31, 2004, 2005 and 2006, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

   At March 31, 2007, the Series had $206,516 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $178,897 in U.S. Treasury Notes with a maturity value of $178,000 at June 30, 2007.  Management believes these sources of funds are sufficient to meet the Series’ current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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

   Equity in Losses of Project Partnerships decreased $16,984 to $5,528 in fiscal year 2007, as compared to $22,512 in fiscal year 2006.  The fiscal year 2006 amount was a $1,164 increase from the fiscal year 2005 losses of $21,348.  As presented in Note 5, Gateway’s share of net loss decreased from $772,904 for the year ended March 31, 2005 to $724,141 for the year ended March 31, 2006 and then increased to $738,149 for the year ended March 31, 2007.  Suspended losses decreased from $746,794 for the year ended March 31, 2005 to $701,629 for the year ended March 31, 2006 and then increased to $732,621 for the year ended March 31, 2007.  If not suspended, these losses would have reduced the investment in Project Partnerships below zero.  (These Project Partnerships reported depreciation and amortization of $1,247,246, $1,203,506 and $1,220,039 for the years ended December 31, 2004, 2005 and 2006, respectively.)  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There were no impairment expenses in fiscal years 2007, 2006, and 2005.  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

   At March 31, 2007, the Series had $175,920 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $101,509 in U.S. Treasury Notes with a maturity value of $101,000 at June 30, 2007.  Management believes these sources of funds are sufficient to meet the Series’ current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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

   Equity in Losses of Project Partnerships decreased $18,543 to $7,156 in fiscal year 2007 as compared to losses of $25,699 for fiscal year 2006.  The fiscal year 2006 losses were a $39,537 decrease from a loss amount of $65,236 recorded in fiscal year 2005. As presented in Note 5, Gateway’s share of net loss decreased from $673,713 for the year ended March 31, 2005 to $590,957 for the year ended March 31, 2006 and to $569,570 for the year ended March 31, 2007.  Suspended losses decreased from $608,477 for the year ended March 31, 2005 to $565,258 for the year ended March 31, 2006 and to $562,414 for the year ended March 31, 2007.  If not suspended, these losses would have reduced the investment in Project Partnerships below zero. (These Project Partnerships reported depreciation and amortization of $1,367,028, $1,293,203 and $1,303,827 for the years ended December 31, 2004, 2005 and 2006, respectively.) Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  For the fiscal years ended March 31, 2007 and 2006, impairment expenses of $103,003 and $343,241 were recognized.  There was no impairment expense in fiscal year 2005.  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

   At March 31, 2007, the Series had $193,964 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $280,406 in U.S. Treasury Notes with a maturity value of $279,000 at June 30, 2007.  Management believes these sources of funds are sufficient to meet the Series’ current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

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
Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$3,800,683 (1)	317,633	3,483,050	0	0

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund II Ltd.

   We have audited the accompanying balance sheets of Gateway Tax Credit Fund II, Ltd. (a Florida Limited Partnership) – Series 2 through 6, in total and for each series, as of March 31, 2007 and 2006, and the related statements of operations, partners’ equity (deficit), and cash flows for the total partnership and for each of the series for each of the years in the two year period ended March 31, 2007.  Gateway’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Gateway Tax Credit Fund II, Ltd. for the year ended March 31, 2005, were audited by other auditors whose report dated September 8, 2005, expressed an unqualified opinion on those statements.

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

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund II, Ltd. – Series 2 through 6, in total and for each series, as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the total partnership and for each of the series for each of the years in the two year period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedules listed under Item 15(a)(2) in the index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements.  These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audits and the report of other auditors, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ Reznick Group, P.C.
                                                          REZNICK GROUP, P.C.

Atlanta, Georgia
December 16, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund II Ltd

   We have audited the accompanying statements of operations, partners’ equity (deficit), and cash flows of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) for the year ended March 31, 2005.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of certain Project Partnerships in Series 6 for which net losses of $5,938 are included in the accompanying financial statements for the year ended March 31, 2005.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such underlying partnerships, is based solely on the reports of the other auditors.

   We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, partners’ equity (deficit), and cash flows are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, partners’ equity (deficit), and cash flows, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, partners’ equity (deficit), and cash flows.  We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audit and the reports of other auditors, the statements of operations, partners’ equity (deficit), and cash flows present fairly, in all material respects, the results of operations and cash flows of each of the five Series (Series 2 through 6) constituting Gateway Tax Credit Fund II Ltd. for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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
ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities

     Total Assets

LIABILITIES AND PARTNERS’ EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners’ Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of
40,000 authorized BAC’s, of which Series 2 had 6,136 at
March 31, 2007 and 2006 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership
interest of the assignor limited partner, $1,000 stated
value per BAC, Series 2 had 6,136 at March 31, 2007 and
2006, issued and outstanding
General Partners

  Total Partners’ Equity (Deficit)

    Total Liabilities and Partners’ Equity (Deficit)
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
ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable - Other

      Total Assets

LIABILITIES AND PARTNERS’ EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Deferred Gain on Sale of Project Partnerships
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners’ Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of
40,000 authorized BAC’s, of which Series 3 had 5,456 at
March 31, 2007 and 2006 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership
interest of the assignor limited partner, $1,000 stated
value per BAC, Series 3 had 5,456 at March 31, 2007 and
2006, issued and outstanding
General Partners

  Total Partners’ Equity (Deficit)

    Total Liabilities and Partners’ Equity (Deficit)
	$ 426,791 127,640 44,000 ---------- $ 598,431 ========== $ 55,354 313,273 43,850 0 ---------- 412,477 ---------- 551,211 ---------- (365,257) (0) ---------- (365,257) ---------- $ 598,431 ==========	$ 236,035 58,952 0 ---------- $ 294,987 ========== $ 52,905 0 0 7,300 ---------- 60,205 ---------- 493,156 ---------- (207,975) (50,399) ---------- (258,374) ---------- $ 294,987 ==========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
BALANCE SHEET
MARCH 31, 2007 AND 2006

SERIES 4	2007 ----	2006 ----
ASSETS
Current Assets:
 Cash and Cash Equivalents
 Investments in Securities
 Receivable - Other

      Total Assets

LIABILITIES AND PARTNERS’ EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Deferred Gain on Sale of Project Partnerships
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners’ Equity (deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of
40,000 authorized BAC’s, of which Series 4 had 6,915 at
March 31, 2007 and 2006 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership
interest of the assignor limited partner, $1,000 stated
value per BAC, Series 4 had 6,915 at March 31, 2007 and
2006, issued and outstanding
General Partners

  Total Partners’ Equity (Deficit)

    Total Liabilities and Partners’ Equity (Deficit)

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
 Receivable – Other

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS’ EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners’ Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of
40,000 authorized BAC’s, of which Series 5 had 8,616 at
March 31, 2007 and 2006 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership
interest of the assignor limited partner, $1,000 stated
value per BAC, Series 5 had 8,616 at March 31, 2007 and
2006, issued and outstanding
General Partners

  Total Partners’ Equity (Deficit)

    Total Liabilities and Partners’ Equity (Deficit)

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
 Cash and Cash Equivalents
 Investments in Securities

  Total Current Assets

 Investments in Project Partnerships, Net

    Total Assets

LIABILITIES AND PARTNERS’ EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners’ Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of 40,000
authorized BAC’s, of which Series 6 had 10,105 at March 31,
2007 and 2006 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership
interest of the assignor limited partner, $1,000 stated
value per BAC, Series 6 had 10,105 at March 31, 2007 and
2006, issued and outstanding
General Partners

  Total Partners’ Equity (Deficit)

    Total Liabilities and Partners’ Equity (Deficit)

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

    Total Assets

LIABILITIES AND PARTNERS’ EQUITY (Deficit)
Current Liabilities:
 Payable to General Partners
 Distribution Payable
 Deferred Gain on Sale of Project Partnerships
 Other Payable

  Total Current Liabilities

Long-Term Liabilities:
 Payable to General Partners

Partners’ Equity (Deficit):
Assignor Limited Partner
 Units of limited partnership interest consisting of
40,000 authorized BAC’s, of which Series 2-6 had 37,228 at
March 31, 2007 and 2006 issued to the assignees
Assignees
 Units of beneficial interest of the limited partnership
interest of the assignor limited partner, $1,000 stated
value per BAC, Series 2-6 had 37,228 at March 31, 2007 and
2006, issued and outstanding
General Partners

  Total Partners’ Equity (Deficit)

    Total Liabilities and Partners’ Equity (Deficit)

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

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
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

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

SERIES 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Loss Balance at March 31, 2005 Net Income (Loss) Distributions Balance at March 31, 2006 Net Loss Balance at March 31, 2007	$ 848,257 (196,722) ------------ 651,535 (425,299) (224,074) ------------ 2,162 (329,341) ------------ $ (327,179) ============	$ (81,054) (1,987) ---------- (83,041) 83,041 0 ---------- 0 (3,327) ---------- $ (3,327) ==========	$ 767,203 (198,709) ----------- 568,494 (342,258) (224,074) ----------- 2,162 (332,668) ----------- $ (330,506) ===========

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

TOTAL SERIES 2 - 6	Assignees ---------	General Partners --------	Total -----
Balance at March 31, 2004 Net Income (Loss) Distributions Balance at March 31, 2005 Net Income (Loss) Distributions Balance at March 31, 2006 Net Income (Loss) Distributions Balance at March 31, 2007	$ 1,117,822 (529,887) (157,126) ------------ 430,809 (1,030,952) (224,074) ------------ (824,217) (527,561) (475,589) ------------ $ (1,827,367) ============	$(318,627) 68,197 0 ---------- (250,430) 76,923 0 ---------- (173,507) 107,767 0 ---------- $ (65,740) ==========	$ 799,195 (461,690) (157,126) ----------- 180,379 (954,029) (224,074) ----------- (997,724) (419,794) (475,589) ----------- $ (1,893,107) ===========

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

SERIES 2	2007	2006	2005
Cash Flows from Operating Activities:
Net Loss	$ (119,127)	$ (156,399)	$ (97,520)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Amortization	0	699	697
Accreted Interest Income on
Investments in Securities	0	(4,927)	(9,361)
Accreted Discount on Investments in
Securities	(509)	0	0
Equity in Losses of Project
Partnerships	0	32,092	10,911
Distributions Included in Other
Income	(15,209)	(7,263)	(13,438)
Changes in Operating Assets and
Liabilities:
Increase in Interest Receivable	(2,120)	0	0
Increase in Payable to General
Partners	67,716	70,868	46,294
(Decrease) Increase in Other
Payable	(8,030)	8,030	0

Net Cash Used in Operating
Activities	(77,279)	(56,900)	(62,417)

Cash Flows from Investing Activities:
Distributions Received from Project
Partnerships	15,209	8,863	15,038
Redemption of Investment in Securities	66,276	63,562	61,299
Investment in Securities	(125,011)	0	0

Net Cash (Used in) Provided by
Investing Activities	(43,526)	72,425	76,337

(Decrease) Increase in Cash and Cash
Equivalents	(120,805)	15,525	13,920
Cash and Cash Equivalents at Beginning
of Year	250,529	235,004	221,084

Cash and Cash Equivalents at End of Year	$ 129,724	$ 250,529	$ 235,004

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

SERIES 3	2007	2006	2005
Cash Flows from Operating Activities:
Net Income (Loss)	$ 305,962	$ (108,278)	$ (77,647)
Adjustments to Reconcile Net Income
(Loss) to Net Cash Used in Operating
Activities:
Accreted Interest Income on
Investments in Securities	0	(4,382)	(8,327)
Accreted Discount on Investments in
Securities	(509)	0	0
Equity in Income of Project
Partnerships	(490)	0	0
Gain on Sale of Project Partnerships	(412,624)	0	0
Distributions Included In Other
Income	(20,439)	(22,861)	(18,781)
Changes in Operating Assets and
Liabilities:
Increase in Interest Receivable	(2,120)	0	0
Increase in Payable to General
Partners	60,504	66,312	62,576
(Decrease) Increase in Other
Payable	(7,300)	7,300	0

Net Cash Used in Operating
Activities	(77,016)	(61,909)	(42,179)

Cash Flows from Investing Activities:
Distributions Received from Project
Partnerships	20,439	22,861	18,781
Net Proceeds from Sale of Project
Partnerships	412,964	0	0
Redemption of Investment in Securities	58,952	56,536	54,526
Investment in Securities	(125,011)	0	0

Net Cash Provided by Investing
Activities	367,344	79,397	73,307

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	(99,572)	0	0

Net Cash Used in Financing
Activities	(99,572)	0	0

Increase in Cash and Cash Equivalents	190,756	17,488	31,128
Cash and Cash Equivalents at Beginning
of Year	236,035	218,547	187,419

Cash and Cash Equivalents at End of Year	$ 426,791	$ 236,035	$ 218,547

Supplemental non-cash activities:
Increase in Distribution Payable	$ 313,273	$ 0	$ 0
Distribution to Limited Partners	(313,273)	0	0
Increase in Receivable – Other	(44,000)	0	0
Proceeds from Sale of Project Partnership	44,000	0	0
	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

SERIES 4	2007	2006	2005
Cash Flows from Operating Activities:
Net Income (Loss)	$ (79,276)	$ (138,304)	$ (102,967)
Adjustments to Reconcile Net Income
(Loss) to Net Cash Used in Operating
Activities:
Accreted Interest Income on
Investments in Securities	0	(5,552)	(10,549)
Accreted Discount on Investments in
Securities	(713)	0	0
Equity in Income of Project
Partnerships	0	0	0
Gain on Sale of Project Partnerships	(62,740)	0	0
Distributions Included In Other
Income	(20,091)	(18,473)	(16,173)
Changes in Operating Assets and
Liabilities:
Increase in Interest Receivable	(2,972)	0	0
Increase in Payable to General
Partners	76,130	81,955	75,400
(Decrease) Increase in Other
Payable	(8,030)	8,030	0

Net Cash Used in Operating
Activities	(97,692)	(72,344)	(54,289)

Cash Flows from Investing Activities:
Distributions Received from Project
Partnerships	20,091	18,473	16,173
Net Proceeds from Sale of Project
Partnerships	62,440	0	0
Redemption of Investment in Securities	74,685	71,628	69,078
Investment in Securities	(175,212)	0	0

Net Cash (Used in) Provided by
Investing Activities	(17,996)	90,101	85,251

(Decrease) Increase in Cash and Cash
Equivalents	(115,688)	17,757	30,962
Cash and Cash Equivalents at Beginning
of Year	322,204	304,447	273,485

Cash and Cash Equivalents at End of Year	$ 206,516	$ 322,204	$ 304,447

Supplemental non-cash activities:
Increase in Distribution Payable	$ 62,744	$ 0	$ 0
Distribution to Limited Partners	(62,744)	0	0
Increase in Receivable – Other	(84,500)	0	0
Proceeds from Sale of Project Partnership	84,500	0	0
	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

SERIES 5	2007	2006	2005
Cash Flows from Operating Activities:
Net Loss	$ (194,685)	$ (208,790)	$ 15,153
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Amortization	15,436	25,784	2,005
Accreted Interest Income on
Investments in Securities	0	(6,919)	(13,147)
Accreted Discount on Investments in
Securities	(405)	0	0
Equity in Losses of Project
Partnerships	5,528	22,512	21,348
Gain on Sale of Project Partnerships	0	0	(157,126)
Distributions Included in Other
Income	(26,812)	(22,819)	(27,063)
Changes in Operating Assets and
Liabilities:
Increase in Interest Receivable	(1,686)	0	0
Decrease (Increase) in Receivable –
Other	912	(912)	0
Increase in Payable to General
Partners	93,100	97,702	(69,716)
(Decrease) Increase in Other Payable	(3,650)	2,950	700

Net Cash Used in Operating
Activities	(112,262)	(90,492)	(227,846)

Cash Flows from Investing Activities:
Distributions Received from Project
Partnerships	32,075	25,298	30,934
Proceeds from Sale of Project
Partnerships	0	0	0
Redemption of Investment in Securities	93,086	89,273	86,098
Investment in Securities	(99,418)	0	0

Net Cash Provided by Investing
Activities	25,743	114,571	117,032

(Decrease) Increase in Cash and Cash
Equivalents	(86,519)	24,079	(110,814)
Cash and Cash Equivalents at Beginning
of Year	262,439	238,360	349,174

Cash and Cash Equivalents at End of Year	$ 175,920	$ 262,439	$ 238,360

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

SERIES 6	2007	2006	2005
Cash Flows from Operating Activities:
Net Loss	$ (332,668)	$ (342,258)	$ (198,709)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Amortization	44,929	39,001	6,106
Impairment of Investment in Project
Partnerships	103,003	343,241	0
Accreted Interest Income on
Investments in Securities	(4,630)	(9,931)	(14,483)
Accreted Discount on Investments in
Securities	(1,117)	0	0
Equity in Losses of Project
Partnerships	7,156	25,699	65,236
Gain on Sale of Project Partnerships	0	(224,074)	0
Distributions Included in Other
Income	(29,678)	(26,354)	(32,039)
Changes in Operating Assets and
Liabilities:
Increase in Interest Receivable	(4,659)	0	0
Decrease (Increase) in Receivable –
Other	0	700	(700)
Increase in Payable to General
Partners	101,582	106,984	104,268
(Decrease) Increase in Other Payable	0	(500)	500

Net Cash Used in Operating
Activities	(116,082)	(87,492)	(69,821)

Cash Flows from Investing Activities:
Distributions Received from Project
Partnerships	38,096	27,275	38,038
Net Proceeds from Sale of Project
Partnerships	0	224,074	0
Redemption of Investment in Securities	83,000	79,000	74,999
Investment in Securities	(274,630)	0	0

Net Cash (Used in) Provided by
Investing Activities	(153,534)	330,349	113,037

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	0	(224,028)	0

Net Cash Used in Financing
Activities	0	(224,028)	0

(Decrease) Increase in Cash and Cash
Equivalents	(269,616)	18,829	43,216
Cash and Cash Equivalents at Beginning
of Year	463,580	444,751	401,535

Cash and Cash Equivalents at End of Year	$ 193,964	$ 463,580	$ 444,751

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

TOTAL SERIES 2 - 6	2007	2006	2005
Cash Flows from Operating Activities:
Net Loss	$ (419,794)	$ (954,029)	$ (461,690)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
Amortization	60,365	65,484	8,808
Impairment of Investment in Project
Partnerships	103,003	343,241	0
Accreted Interest Income on
Investments in Securities	(4,630)	(31,711)	(55,867)
Accreted Discount on Investments in
Securities	(3,253)	0	0
Equity in Losses of Project
Partnerships	12,194	80,303	97,495
Gain on Sale of Project Partnerships	(475,364)	(224,074)	(157,126)
Distributions Included In Other Income	(112,229)	(97,770)	(107,494)
Changes in Operating Assets and
Liabilities:
Increase in Interest Receivable	(13,557)	0	0
Decrease (Increase) in Receivable –
Other	912	(212)	(700)
Increase in Payable to General
Partners	399,032	423,821	218,822
(Decrease) Increase in Other Payable	(27,010)	25,810	1,200

Net Cash Used in Operating
Activities	(480,331)	(369,137)	(456,552)

Cash Flows from Investing Activities:
Distributions Received from Project
Partnerships	125,910	102,770	118,964
Net Proceeds from Sale of Project
Partnerships	475,404	224,074	0
Redemption of Investment in Securities	375,999	359,999	346,000
Investment in Securities	(799,282)	0	0

Net Cash Provided by Investing
Activities	178,031	686,843	464,964

Cash Flows from Financing Activities:
Distributions Paid to Limited Partners	(99,572)	(224,028)	0

Net Cash Used in Financing
Activities	(99,572)	(224,028)	0

(Decrease) Increase in Cash and Cash
Equivalents	(401,872)	93,678	8,412
Cash and Cash Equivalents at Beginning
of Year	1,534,787	1,441,109	1,432,697

Cash and Cash Equivalents at End of Year	$ 1,132,915	$ 1,534,787	$ 1,441,109

Supplemental non-cash activities:
Increase in Distribution Payable	$ 376,017	$ 0	$ 0
Distribution to Limited Partners	(376,017)	0	0
Increase in Receivable – Other	(128,500)	0	0
Proceeds from Sale of Project Partnership	128,500	0	0
	$ 0	$ 0	$ 0

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

   Gateway accounts for its investments as the limited partner in Project Partnerships ("Investments in Project Partnerships"), using the equity method of accounting, because management believes that Gateway does not have a majority control of the major operating and financial policies of the Project Partnerships in which it invests, and reports the equity in losses of the Project Partnerships on a 3-month lag in the Statements of Operations.  Under the equity method, the Investments in Project Partnerships initially include:

   1) Gateway’s capital contribution,
   2) Acquisition fees paid to the General Partner for services rendered in selecting properties for acquisision, and
   3) Acquisition expenses including legal fees, travel and other miscellaneous costs relating to acquiring properties.

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

   1) Increased for equity in income or decreased for equity in losses of the Project Partnerships,
   2) Decreased for cash distributions received from the Project Partnerships, and
   3) Decreased for the amortization of the acquisition fees and expenses.

   For the fiscal year ended March 31, 2006, Gateway changed the period over which the intangible acquisition fees and expenses are amortized.  In all prior years, the period in which such intangible assets had been amortized was 35 years.  In the fiscal year ended March 31, 2006, this amortization period was changed to 15 years to better approximate the period over which the benefits of these investments are realized.  As a result of this change in estimate, an additional amortization expense of $23,779 for Series 5 and $33,465

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

   Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of tax credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnership’s occurred during fiscal year 2007, 2006 or 2005.

Variable Interest Entities

   In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” which was subsequently revised in December, 2003.  Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway held an interest.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  The primary beneficiary, as is applicable to Gateway’s circumstances, is the party in the Project Partnership equity group that is most closely associated with the Project Partnership.

   Gateway holds variable interests in 134 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Two of Gateway’s Project Partnership investments were determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s recorded investments in and receivables from those VIEs, which is approximately $334,182 at March 31, 2007.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

(1) In accordance with the Partnership’s accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $6,160,318 for the year ended March 31, 2007 and cumulative suspended losses of $5,632,737 for the year ended March 31, 2006 are not included.

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

(1) In accordance with the Partnership’s accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,412,602 for the year ended March 31, 2007 and cumulative suspended losses of $6,446,347 for the year ended March 31, 2006 are not included.

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

1) In accordance with the Partnership’s accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $5,924,461 for the year ended March 31, 2007 and cumulative suspended losses of $5,604,678 for the year ended March 31, 2006 are not included.

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

(1) In accordance with the Partnership’s accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $7,065,462 for the year ended March 31, 2007 and cumulative suspended losses of $6,332,840 for the year ended March 31, 2006 are not included.

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

(1) In accordance with the Partnership’s accounting policy to not carry Investments in Project Partnerships below zero, cumulative suspended losses of $4,856,648 for the year ended March 31, 2007 and cumulative suspended losses of $4,294,234 for the year ended March 31, 2006 are not included.

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

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series’ Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 2	2006 ----	2005 ----	2004 ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners’ Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners’ deficit
  Limited Partner
  General Partners

    Total Partners’ deficit

    Total liabilities and
    partners’ deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners’ share of net loss

Gateway’s share of net loss

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
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series’ Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 3	2006 ----	2005 ----	2004 ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners’ Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners’ equity (deficit)
  Limited Partner
  General Partners

    Total Partners’ equity (deficit)

    Total liabilities and
    partners’ equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners’ share of net loss

Gateway’s share of net loss

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
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series’ Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 4	2006 ----	2005 ----	2004 ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners’ Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners’ equity (deficit)
  Limited Partner
  General Partners

    Total Partners’ equity (deficit)

    Total liabilities and
    partners’ equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners’ share of net loss

Gateway’s share of net loss

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
===========

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series’ Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 5	2006 ----	2005 ----	2004 ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners’ Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners’ deficit
  Limited Partner
  General Partners

    Total Partners’ deficit

    Total liabilities and
    partners’ deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners’ share of net loss

Gateway’s share of net loss

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
============

As of March 31, 2007, Gateway’s Series 5 investment balance in Zapata Housing and Yorkshire Retirement Village, comprised 19.5% and 11.6%, respectively, of the total assets of Series 5.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   Below is the summarized balance sheet for Zapata Housing as of December 31, 2006, 2005, and 2004 and its summarized statement of operations for the years then ended.  The reporting period is consistent with Gateway’s policy of presenting the financial information of Project Partnerships on a three-month lag.

2006 ----	2005 ----	2004 ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners’ Equity
(Deficit):
  Current liabilities
  Long-term debt

    Total liabilities

Partners’ equity (deficit)
  Limited Partner
  General Partners

    Total Partners’ equity
    (deficit)

    Total liabilities and
    partners’ equity (deficit)

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net income (loss)

Other partners’ share of net income
(loss)

Gateway’s share of net income (loss)

Suspended losses

Equity in Income (Loss) of Project
Partnerships

$  226,867
801,356
527
-----------
$1,028,750
============

$    8,626
955,915
-----------
964,541
-----------

76,764
(12,555)
-----------

64,209
-----------

$1,028,750
============

$  211,180
-----------
101,937
83,866
23,442
-----------
209,245
-----------
$    1,935
============

$       19
============

$    1,916

0
-----------
$    1,916
============

$  215,343
824,798
77
-----------
$1,040,218
============

$   14,592
960,568
-----------
975,160
-----------

76,240
(11,182)
-----------

65,058
-----------

$1,040,218
============

$  200,259
-----------
100,659
84,254
23,410
-----------
208,323
-----------
$   (8,064)
============

$      (81)
============

$   (7,983)

0
-----------
$   (7,983)
============

$  201,455
847,943
77
-----------
$1,049,475
============

$    8,737
964,832
-----------
973,569
-----------

85,615
(9,709)
-----------

75,906
-----------

$1,049,475
============

$  199,775
-----------
95,544
84,610
23,425
-----------
203,579
-----------
$   (3,804)
============

$      (38)
============

$   (3,766)

0
-----------
$   (3,766)
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   Below is the summarized balance sheet for Yorkshire Retirement Village as of December 31, 2006, 2005, and 2004 and its summarized statement of operations for the years then ended.  The reporting period is consistent with Gateway’s policy of presenting the financial information of Project Partnerships on a three-month lag.

2006 ----	2005 ----	2004 ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners’ Equity
(Deficit):
  Current liabilities
  Long-term debt

    Total liabilities

Partners’ equity (deficit)
  Limited Partner
  General Partners

    Total Partners’ equity
    (deficit)

    Total liabilities and
    partners’ equity (deficit)

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net income (loss)

Other partners’ share of net income
(loss)

Gateway’s share of net income (loss)

Suspended losses

Equity in Income (Loss) of Project
Partnerships

$  289,117
1,806,162
0
-----------
$2,095,279
============

$   35,548
2,035,490
-----------
2,071,038
-----------

46,485
(22,244)
-----------

24,241
-----------

$2,095,279
============

$  406,077
-----------
188,352
169,849
55,395
-----------
413,596
-----------
$   (7,519)
============

$      (75)
============

$   (7,444)

0
-----------
$   (7,444)
============

$  275,111
1,844,423
0
-----------
$2,119,534
============

$   57,054
2,044,999
-----------
2,102,053
-----------

56,409
(38,928)
-----------

17,481
-----------

$2,119,534
============

$  388,142
-----------
173,440
169,109
53,896
-----------
396,445
-----------
$   (8,303)
============

$      (83)
============

$   (8,220)

0
-----------
$   (8,220)
============

$  223,973
1,872,708
48,019
-----------
$2,144,700
============

$   60,068
2,053,758
-----------
2,113,826
-----------

67,109
(36,235)
-----------

30,874
-----------

$2,144,700
============

$  257,977
-----------
171,288
46,872
50,346
-----------
268,506
-----------
$  (10,529)
============

$     (105)
============

$  (10,424)

0
-----------
$  (10,424)
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series’ Project Partnerships as of December 31 of each year:
DECEMBER 31,
SERIES 6	2006 ----	2005 ----	2004 ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners’ Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners’ deficit
  Limited Partner
  General Partners

    Total Partners’ deficit

    Total liabilities and
    partners’ deficit

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners’ share of net loss

Gateway’s share of net loss

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
============

As of March 31, 2007, Gateway’s Series 6 investment balance in Autumn Village II comprised 18.2% of the total assets of Series 6.

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   Below is the summarized balance sheet for Autumn Village II as of December 31, 2006, 2005, and 2004 and its summarized statement of operations for the years then ended.  The reporting period is consistent with Gateway’s policy of presenting the financial information of Project Partnerships on a three-month lag.

2006 ----	2005 ----	2004 ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners’ Equity
(Deficit):
  Current liabilities
  Long-term debt

    Total liabilities

Partners’ equity (deficit)
  Limited Partner
  General Partners

    Total Partners’ equity
    (deficit)

    Total liabilities and
    partners’ equity (deficit)

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net income (loss)

Other partners’ share of net income
(loss)

Gateway’s share of net income (loss)

Suspended losses

Equity in Income (Loss) of Project
Partnerships

$   76,435
381,803
0
-----------
$  458,238
============

$   16,502
112,696
-----------
129,198
-----------

327,160
1,880
-----------

329,040
-----------

$  458,238
============

$   66,370
-----------
33,118
8,622
14,043
-----------
55,783
-----------
$   10,587
============

$      106
============

$   10,481
0
-----------

$   10,481
============

$   73,900
395,846
0
-----------
$  469,746
============

$   16,035
135,258
-----------
151,293
-----------

316,679
1,774
-----------

318,453
-----------

$  469,746
============

$   62,451
-----------
29,914
10,152
14,043
-----------
54,109
-----------
$    8,342
============

$       83
============

$    8,259
0
-----------

$    8,259
============

$   71,606
409,889
0
-----------
$  481,495
============

$   15,085
156,299
-----------
171,384
-----------

308,420
1,691
-----------

310,111
-----------

$  481,495
============

$   60,687
-----------
29,720
11,578
16,528
-----------
57,826
-----------
$    2,861
============

$       29
============

$    2,832
0
-----------

$    2,832
============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (continued):

   In accordance with the Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized financial information for the Series’ Project Partnerships as of December 31 of each year:
DECEMBER 31,
TOTAL SERIES 2 – 6	2006 ----	2005 ----	2004 ----
SUMMARIZED BALANCE SHEETS
Assets:
  Current assets
  Investment properties, net
  Other assets

    Total assets

Liabilities and Partners’ Equity:
  Current liabilities
  Long-term debt

    Total liabilities

Partners’ equity (deficit)
  Limited Partner
  General Partners

    Total Partners’ equity (deficit)

    Total liabilities and
    partners’ equity

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income
Expenses:
  Operating expenses
  Interest expense
  Depreciation and amortization

    Total expenses

      Net loss

Other partners’ share of net loss

Gateway’s share of net loss

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
=============

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS(continued):

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

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS(continued):

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

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ 0	$ (7,958,671)	$ 7,958,671

Other Assets	$ 257,364	$ 997,761	$ (740,397)

Liabilities	$ 715,273	$ 6,718	$ 708,555

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

  The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Gateway income (loss) for tax purposes:

SERIES 3	2007 ----	2006 ----	2005 ----
Net Income (Loss) per Financial Statements	$ 305,962	$ (108,278)	$ (77,647)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(513,871)	(664,379)	(752,598)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(19,674)	16,892	2,140
Additional Loss on Sale of Project Partnerships for tax purposes	(32,068)	0	0
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	62,523 0 (14,245) -----------	62,486 0 (24,829) -----------	67,931 129 (20,866) -----------
Gateway loss for tax purposes as of December 31	$ (211,373) ============	$ (718,108) ============	$ (780,911) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 0 ============	$ 0 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ 0	$ (7,034,773)	$ 7,034,773

Other Assets	$ 598,431	$ 897,499	$ (299,068)

Liabilities	$ 963,688	$ 7,529	$ 956,159

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Gateway income (loss) for tax purposes:

SERIES 4	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (79,276)	$ (138,304)	$ (102,967)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(879,415)	(947,123)	(907,174)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(11,564)	15,734	(971)
Additional Loss on Sale of Project Partnerships for tax purposes	(62,740)	0	0
Items Expensed for Tax purposes not expensed for Financial Statement purposes: Interest Income	566	0	0
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	76,999 0 (18,236) -----------	77,022 0 (17,244) -----------	79,874 (256) (14,332) -----------
Gateway loss for tax purposes as of December 31	$ (973,666) ============	$ (1,009,915) ============	$ (945,826) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 8,516 ============	$ 1,484 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ 0	$ (9,075,286)	$ 9,075,286

Other Assets	$ 469,913	$ 1,162,123	$ (692,210)

Liabilities	$ 929,733	$ 8,736	$ 920,997

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Gateway income (loss) for tax purposes:

SERIES 5	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (194,685)	$ (208,790)	$ 15,153
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(862,361)	(854,948)	(791,008)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(23,044)	44,499	(7,065)
Additional Loss on Sale of Project Partnership for tax purposes	0	0	(157,126)
Items Expensed for Tax purposes not expensed for Financial Statement purposes: Administrative Expense	(57)	0	0
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Other Adjustments	92,470 35,858 (25,866) -----------	90,877 85 (26,566) -----------	(58,836) 4,380 (46,206) -----------
Gateway loss for tax purposes as of December 31	$ (977,685) ============	$ (954,843) ============	$ (1,040,708) ============
	December 31, 2006 ------------	December 31, 2005 ------------	December 31, 2004 ------------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 0 ============	$ 20,278 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ 125,403	$ (9,023,411)	$ 9,148,814

Other Assets	$ 277,429	$ 1,327,715	$ (1,050,286)

Liabilities	$ 682,447	$ 10,678	$ 671,769

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Gateway income (loss) for tax purposes:

SERIES 6	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (332,668)	$ (342,258)	$ (198,709)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(800,074)	(815,335)	(849,870)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(255,313)	385,232	3,894
Additional Gain on Sale of Project Partnerships for tax purposes	0	188,930	0
Items Expensed for Tax purposes not expensed for Financial Statement purposes: Administrative Expense Interest Income	(46) 0	0 0	0 0
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	99,788 63,389 343,241 (32,725) ------------	103,448 3,954 0 (23,282) ------------	111,482 8,034 0 (36,754) ------------
Gateway loss for tax purposes as of December 31	$ (914,408) ============	$ (499,311) ============	$ (961,923) ============
	December 31, 2006 -----------	December 31, 2005 -----------	December 31, 2004 -----------
Federal Low Income Housing Tax Credits (Unaudited)	$ 0 ============	$ 0 ============	$ 38,926 ============

   The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ 208,779	$ (7,387,861)	$ 7,596,640

Other Assets	$ 474,370	$ 1,670,608	$ (1,196,238)

Liabilities	$ 1,013,655	$ 11,519	$ 1,002,136

NOTE 6 - TAXABLE INCOME (LOSS)(Continued):

   The following is a reconciliation between Net Income (Loss) as described in the financial statements and the Gateway income (loss) for tax purposes:

TOTAL SERIES 2 - 6	2007 ----	2006 ----	2005 ----
Net Loss per Financial Statements	$ (419,794)	$ (954,029)	$ (461,690)
Equity in Losses of Project Partnerships for tax purposes less than (in excess of) losses for financial statement purposes	(3,718,707)	(3,975,528)	(4,098,500)
Adjustments to convert March 31, fiscal year end to December 31, taxable year end	(324,272)	481,376	(626)
Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	(94,808)	188,930	(157,126)
Items Expensed for Tax purposes not expensed for Financial Statement purposes: Administrative Expense Interest Income	(103) 566	0 0	0 0
Items Expensed for Financial Statement purposes not expensed for Tax purposes: Asset Management Fee Amortization Expense Impairment Expense Other Adjustments	399,218 99,421 343,241 (99,020) -----------	401,281 4,738 0 (102,920) -----------	253,879 12,983 0 (132,375) -----------
Gateway loss for tax purposes as of December 31	$ (3,814,259) ============	$ (3,956,152) ============	$ (4,583,455) ============

   The difference in the total value of Gateway’s Investment in Project Partnerships is approximately $7,958,671 higher for Series 2, $7,034,773 higher for Series 3, $9,075,286 higher for Series 4, $9,148,814 higher for Series 5 and $7,596,640 higher for Series 6 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax purposes.

  The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2007 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ 334,182	$ (40,480,001)	$ 40,814,183

Other Assets	$ 2,077,507	$ 6,055,706	$ (3,978,199)

Liabilities	$ 4,304,796	$ 45,180	$ 4,259,616

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 2	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 2,556	$ 1,237	$ 1,600	$ 9,816

Net Income (Loss)	$ (21,277)	$ (43,720)	$ (31,286)	$ (22,844)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding	$ (3.43)	$ (7.05)	$ (5.05)	$ (3.69)

Series 3	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 10,940	$ 874	$ 0	$ 8,625

Net Income (Loss)	$ (17,860)	$ (39,285)	$ 66,370	$ 296,737

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding	$ (3.24)	$ (7.13)	$ 12.04	$ 45.17

Series 4	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 5,977	$ 7,370	$ 0	$ 6,744

Net Income (Loss)	$ (29,728)	$ (41,536)	$ (40,484)	$ 32,472

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding	$ (4.26)	$ (5.95)	$ (5.80)	$ (4.69)

Series 5	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 12,500	$ 6,528	$ 1,654	$ 6,130

Net Income (Loss)	$ (37,249)	$ (55,517)	$ (45,256)	$ (56,663)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding	$ (4.28)	$ (6.38)	$ (5.20)	$ (6.51)

Series 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 13,373	$ 7,628	$ 3,740	$ 4,937

Net Income (Loss)	$ (40,971)	$ (49,935)	$ (56,389)	$ (185,373)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding	$ (4.01)	$ (4.89)	$ (5.52)	$ (18.17)

Series 2 - 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2007	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Total Revenues	$ 45,346	$ 23,637	$ 6,994	$ 36,252

Net Income (Loss)	$ (147,085)	$ (229,993)	$ (107,045)	$ 64,329

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 2	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2006	6/30/2005	9/30/2005	12/31/2005	3/31/2006

Total Revenues	$ 2,250	$ 1,237	$ 1,221	$ 2,555

Net Income (Loss)	$ (33,601)	$ (39,394)	$ (30,846)	$ (52,558)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding	$ (5.42)	$ (6.36)	$ (4.98)	$ (8.47)

Series 3	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2006	6/30/2005	9/30/2005	12/31/2005	3/31/2006

Total Revenues	$ 12,398	$ 4,618	$ 3,414	$ 2,431

Net Income (Loss)	$ (14,283)	$ (33,117)	$ (24,237)	$ (36,641)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding	$ (2.59)	$ (6.01)	$ (4.40)	$ (6.65)

Series 4	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2006	6/30/2005	9/30/2005	12/31/2005	3/31/2006

Total Revenues	$ 5,113	$ 7,587	$ 884	$ 4,889

Net Income (Loss)	$ (26,707)	$ (36,676)	$ (33,089)	$ (41,832)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding	$ (3.82)	$ (5.25)	$ (4.74)	$ (5.99)

Series 5	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2006	6/30/2005	9/30/2005	12/31/2005	3/31/2006

Total Revenues	$ 11,176	$ 4,805	$ 1,654	$ 5,184

Net Income (Loss)	$ (31,297)	$ (44,906)	$ (43,496)	$ (89,091)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding	$ (3.60)	$ (5.16)	$ (5.00)	$ (10.23)

Series 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2006	6/30/2005	9/30/2005	12/31/2005	3/31/2006

Total Revenues	$ 10,190	$ 4,677	$ 3,503	$ 7,984

Net Income (Loss)	$ (36,442)	$ (43,655)	$ 172,237	$ (434,398)

Earnings (Loss) Per
Weighted Average
Beneficial Assignee
Certificates Outstanding	$ (3.57)	$ (4.28)	$ 8.75	$ (42.99)

Series 2 - 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2006	6/30/2005	9/30/2005	12/31/2005	3/31/2006

Total Revenues	$ 41,127	$ 22,924	$ 10,676	$ 23,043

Net Income (Loss)	$ (142,330)	$ (197,748)	$ 40,569	$ (654,520)

NOTE 8 – SUBSEQUENT EVENTS:

Series 2

   Subsequent to the March 31, 2007 year-end Gateway sold its Project Partnership investment in Rolling Oaks II Apartments.  Gateway realized approximately $55,000 in net proceeds or approximately $8.96 per beneficial assignee certificate from this sale transaction which will be distributed to the Series 2 Assignees in the 2nd quarter of fiscal year 2008.

Donald W. Causey & Associates, P.C.
516 Walnut Street - P.O. Box 775
Gadsden, AL 35902
PHONE: 256-543-3707
FAX: 256-543-9800

INDEPENDENT AUDITORS’ REPORT
----------------------------

To the Partners
Meadowcrest Apartments Ltd.
Luverne, Alabama

We have audited the accompanying balance sheets of Meadowcrest Apartments, Ltd., a limited partnership, as of December 31, 2004 and 2003, and the related statements of operations, partners’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

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
Certified Public Accountants
Gadsden, Alabama
February 27, 2005

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures.

  None.

Item 9A.  Controls and Procedures

   As of the end of the period covered by this report, under the supervision and with the participation of management including the chief executive and chief financial officers of Gateway’s Managing General Partner, an evaluation of the effectiveness of Gateway’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934) was performed.  Based on this evaluation, such officers have concluded that Gateway’s disclosure controls and procedures were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway’s other reports that it files or submits under the Securities Exchange Act of 1934.  There were no significant changes in Gateway’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9a(T).  Controls and Procedures

  Not applicable to Gateway’s annual report for fiscal year ended March 31, 2007.

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

   Raymond James Tax Credit Funds, Inc. is a wholly owned subsidiary of Raymond James Financial, Inc. (“RJF”).  RJF has adopted a Business Ethics and Corporate Policy that is applicable to the officers and employees of Raymond James Tax Credit Funds, Inc., the Managing General Partner of Gateway.  That policy is posted on RJF’s Internet website at www.raymondjames.com under “About Our Company” --- Investor Relations --- Corporate Governance --- Employee Code of Ethics.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

   Gateway has no officers or directors.  However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway.  Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described on pages 15 to 18 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference.  See Note 4 of Notes to Financial Statements in Item 8 of this Third Amended Annual Report on Form 10-K/A-3 for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2007, 2006, and 2005.

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

Item 14.  Principal Accounting Fees & Services

   Audit Fees

   The aggregate fees billed by Gateway’s principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements and review of financial statements included in the Gateway’s quarterly report on Form 10-Q was $50,000 and $40,000 for the years ended March 31, 2007 and 2006, respectively.  The aggregate fees incurred by Gateway’s former principal accuonting firm, Spence, Marston, Bunch, Morris and Co., totaled $2,000 for the year ended March 31, 2007 for services pertaining to prior years audit reports and $1,750 during fiscal year 2006 for review of certain quarterly reports on Form 10-Q.

   Tax Fees

   During fiscal 2007 and 2006, Spence, Marston, Bunch, Morris and Co. was engaged to prepare Gateway’s federal tax return, for which they billed $9,000 and $7,000 for 2007 and 2006, respectively.

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
23        The consent of Reznick Group, P.C. (Filed herewith.)
23        The consent of Spence, Marston, Bunch, Morris & Co. (Filed herewith.)
31.1     Certification required by Rule 15d-14(a). (Filed herewith.)
31.2     Certification required by Rule 15d-14(a). (Filed herewith.)
32        Certification required by Rule 15d-14(b). (Filed herewith.)

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
O’Neill, NE
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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.

Date: December 22, 2008	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: December 22, 2008	By:/s/ J. Davenport Mosby III
J. Davenport Mosby III
Director

Date: December 22, 2008	By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: December 22, 2008	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer