Form 10-K/A
period 2007-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2009-01-20
CIK 857115

                                                                  UNITED STATES
                                                       SECURITIES AND EXCHANGE COMMISSION
                                                                 WASHINGTON, DC  20549

                                               FOURTH AMENDED FORM 10-K/A-4
                                                         (Amendment No. 4)

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
File No. 33-31821

EXPLANATORY NOTE

This Fourth Amended Annual Report on Form 10-K/A-4 corrects the following disclosure that Gateway had reported on its original filing and subsequent amendments for the year ended March 31, 2007.

Item 9A – Controls and Procedures  The Company has revised the disclosure, refer to revised disclosures contained therein.

Except as described above, no other changes have been made to the third amended Form 10-K/A, and this Form 10-K/A-4 does not amend, update, or change the financial statements or any other items or disclosures in the third amended Form 10-K/A.  Except for the change stated above, this Form 10-K/A-4 does not reflect events occurring after the filing of the Form 10-K, Form 10-K/A-1, Form 10-K/A-2, or Form 10-K/A-3 or modify or update those disclosures, including any exhibits to the Form 10-K, Form 10-K/A-1, Form 10-K/A-2, or Form 10-K/A-3 affected by subsequent events.  Accordingly, this Form 10-K/A-4 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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
Certified Public Accountants
Gadsden, Alabama
February 27, 2005

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures.

  None.

Item 9A.  Controls and Procedures

   As of the end of the period covered by this report, under the supervision and with the participation of management including the chief executive and chief financial officers of Gateway’s Managing General Partner, an evaluation of the effectiveness of Gateway’s disclosure controls and procedures applicable to each of the Series as well as to the total partnership (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934) was performed.  Based on this evaluation, such officers have concluded that Gateway’s disclosure controls and procedures applicable to each of the Series as well as to the total partnership were effective as of the date of that evaluation in alerting them in a timely manner to material information relating to Gateway required to be included in this report and Gateway’s other reports that it files or submits under the Securities Exchange Act of 1934.  There were no significant changes in Gateway’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

   With respect to the Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Financial Officer, respectively, of the Managing General Partner of Gateway (see Exhibits 31.1 and 31.2 included herein), such certifications are applicable to each of the Series as well as to the total partnership.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence

   Gateway has no officers or directors.  However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway.  Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described on pages 15 to 18 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference.  See Note 4 of Notes to Financial Statements in Item 8 of this Fourth Amended Annual Report on Form 10-K/A-4 for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2007, 2006, and 2005.

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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.

Date: January 20, 2009	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: January 20, 2009	By:/s/ J. Davenport Mosby III
J. Davenport Mosby III
Director

Date: January 20, 2009	By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: January 20, 2009	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer