Form 10-Q
period 2008-12-31
GATEWAY TAX CREDIT FUND II LTD
filed 2009-02-19
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2008	2008	2008	2008	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 51,944	$ 83,047	$ 28,342	$ 75,920	$ 68,057	$ 97,986
Investment in Securities	120,946	126,654	130,941	126,654	181,918	177,316
Receivable - Other	-	-	-	-	167,361	-

Total Assets	$ 172,890	$ 209,701	$ 159,283	$ 202,574	$ 417,336	$ 275,302

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 813,719	$ 55,456	$ 672,796	$ 53,465	$ 864,933	$ 63,632
Distribution Payable	10,821	-	3,249	3,249	24,571	9,737
Deferred Gain on Sale of Project Partnerships	-	-	-	-	166,683	-

Total Current Liabilities	824,540	55,456	676,045	56,714	1,056,187	73,369

Long-Term Liabilities:
Payable to General Partners	-	726,103	-	594,405	-	782,308

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
6,136, 5,456, and 6,915 for Series 2, 3, and 4, respectively,
have been issued at December 31, 2008 and March 31, 2008	(792,351)	(709,923)	(517,333)	(449,798)	(642,748)	(583,401)
General Partners	140,701	138,065	571	1,253	3,897	3,026

Total Partners' Deficit	(651,650)	(571,858)	(516,762)	(448,545)	(638,851)	(580,375)

Total Liabilities and Partners' Deficit	$ 172,890	$ 209,701	$ 159,283	$ 202,574	$ 417,336	$ 275,302

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2008	2008	2008	2008	2008	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 76,635	$ 258,274	$ 84,682	$ 128,416	$ 309,660	$ 643,643
Investment in Securities	49,978	126,654	262,882	303,971	746,665	861,249
Receivable - Other	-	-	95,143	-	262,504	-

Total Current Assets	126,613	384,928	442,707	432,387	1,318,829	1,504,892

Investments in Project Partnerships, net	-	21,112	700	28,229	700	49,341

Total Assets	$ 126,613	$ 406,040	$ 443,407	$ 460,616	$ 1,319,529	$ 1,554,233

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 78,803	$ 83,663	$ 72,128	$ 79,468	$ 2,502,379	$ 335,684
Distribution Payable	4	179,992	36,738	39,987	75,383	232,965
Deferred Gain on Sale of Project Partnerships	-	-	94,409	-	261,092	-

Total Current Liabilities	78,807	263,655	203,275	119,455	2,838,854	568,649

Long-Term Liabilities:
Payable to General Partners	748,158	690,261	1,108,859	1,039,921	1,857,017	3,832,998

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
8,616 and 10,105 for Series 5 and 6, respectively, have
been issued at December 31, 2008 and March 31, 2008	(701,054)	(550,103)	(869,017)	(692,755)	(3,522,503)	(2,985,980)
General Partners	702	2,227	290	(6,005)	146,161	138,566

Total Partners' Deficit	(700,352)	(547,876)	(868,727)	(698,760)	(3,376,342)	(2,847,414)

Total Liabilities and Partners' Deficit	$ 126,613	$ 406,040	$ 443,407	$ 460,616	$ 1,319,529	$ 1,554,233

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 1,569	$ 1,569	$ 1,040	$ 4,134	$ -	$ 884
Total Revenues	1,569	1,569	1,040	4,134	-	884

Expenses:
Asset Management Fee - General Partner	10,842	15,223	9,499	11,212	6,800	16,534
General and Administrative:
General Partner	13,046	14,164	11,511	12,467	9,254	15,858
Other	3,133	3,389	3,466	3,830	3,046	4,259

Total Expenses	27,021	32,776	24,476	27,509	19,100	36,651

Loss Before Gain on Sale of Project Partnerships and Other Income	(25,452)	(31,207)	(23,436)	(23,375)	(19,100)	(35,767)
Gain on Sale of Project Partnerships	7,741	414,404	-	5,863	-	209,918
Interest Income	217	6,693	162	2,475	296	3,908

Net (Loss) Income	$ (17,494)	$ 389,890	$ (23,274)	$ (15,037)	$ (18,804)	$ 178,059

Allocation of Net (Loss) Income:
Assignees	$ (17,319)	$ 385,991	$ (23,041)	$ (15,094)	$ (18,616)	$ 175,963
General Partners	(175)	3,899	(233)	57	(188)	2,096

	$ (17,494)	$ 389,890	$ (23,274)	$ (15,037)	$ (18,804)	$ 178,059

Net (Loss) Income Per Beneficial Assignee Certificate	$ (2.82)	$ 62.91	$ (4.22)	$ (2.77)	$ (2.69)	$ 25.45

Number of Beneficial Assignee Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 3,594	$ 1,554	$ 982	$ 3,702	$ 7,185	$ 11,843
Total Revenues	3,594	1,554	982	3,702	7,185	11,843

Expenses:
Asset Management Fee - General Partner	19,299	21,011	19,786	25,141	66,226	89,121
General and Administrative:
General Partner	21,487	19,725	23,307	26,399	78,605	88,613
Other	4,179	4,993	4,086	2,805	17,910	19,276
Amortization	-	-	-	4,385	-	4,385
Impairment Loss on Investment in Project Partnerships	-	-	22,839	-	22,839	-

Total Expenses	44,965	45,729	70,018	58,730	185,580	201,395

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(41,371)	(44,175)	(69,036)	(55,028)	(178,395)	(189,552)
Equity in (Loss) Income of Project Partnerships	(3,197)	(17,596)	(11,967)	10,780	(15,164)	(6,816)
Gain (Loss) on Sale of Project Partnerships	-	228,591	36,665	(12,271)	44,406	846,505
Interest Income	272	4,271	387	5,250	1,334	22,597

Net (Loss) Income	$ (44,296)	$ 171,091	$ (43,951)	$ (51,269)	$ (147,819)	$ 672,734

Allocation of Net (Loss) Income:
Assignees	$ (43,853)	$ 163,952	$ (51,140)	$ (50,756)	$ (153,969)	$ 660,056
General Partners	(443)	7,139	7,189	(513)	6,150	12,678

	$ (44,296)	$ 171,091	$ (43,951)	$ (51,269)	$ (147,819)	$ 672,734

Net (Loss) Income Per Beneficial Assignee Certificate	$ (5.09)	$ 19.03	$ (5.06)	$ (5.02)

Number of Beneficial Assignee Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 8,919	$ 5,362	$ 10,457	$ 15,767	$ 10,990	$ 12,192
Total Revenues	8,919	5,362	10,457	15,767	10,990	12,192

Expenses:
Asset Management Fee - General Partner	35,355	47,226	28,497	33,635	25,730	49,603
General and Administrative:
General Partner	41,406	47,515	35,270	39,540	31,848	54,798
Other	15,476	17,720	18,419	14,166	17,267	17,308

Total Expenses	92,237	112,461	82,186	87,341	74,845	121,709

Loss Before Gain on Sale of Project Partnerships and Other Income	(83,318)	(107,099)	(71,729)	(71,574)	(63,855)	(109,517)
Gain on Sale of Project Partnerships	7,741	653,254	-	49,898	145,527	294,118
Interest Income	3,527	14,285	3,512	10,575	5,379	12,332

Net (Loss) Income	$ (72,050)	$ 560,440	$ (68,217)	$ (11,101)	$ 87,051	$ 196,933

Allocation of Net (Loss) Income:
Assignees	$ (71,329)	$ 554,836	$ (67,535)	$ (11,594)	$ 86,180	$ 194,002
General Partners	(721)	5,604	(682)	493	871	2,931

	$ (72,050)	$ 560,440	$ (68,217)	$ (11,101)	$ 87,051	$ 196,933

Net (Loss) Income Per Beneficial Assignee Certificate	$ (11.62)	$ 90.42	$ (12.38)	$ (2.13)	$ 12.46	$ 28.06

Number of Beneficial Assignee Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2008	2007	2008	2007	2008	2007
Revenues:
Distribution Income	$ 11,239	$ 21,180	$ 19,934	$ 20,966	$ 61,539	$ 75,467
Total Revenues	11,239	21,180	19,934	20,966	61,539	75,467

Expenses:
Asset Management Fee - General Partner	57,897	67,009	68,938	75,929	216,417	273,402
General and Administrative:
General Partner	65,838	70,820	78,142	81,190	252,504	293,863
Other	24,434	19,605	22,938	20,362	98,534	89,161
Amortization	-	-	-	13,157	-	13,157
Impairment Loss on Investment in Project Partnerships	-	-	22,839	-	22,839	-

Total Expenses	148,169	157,434	192,857	190,638	590,294	669,583

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(136,930)	(136,254)	(172,923)	(169,672)	(528,755)	(594,116)
Equity in (Loss) Income of Project Partnerships	(18,638)	(19,168)	(4,692)	11,736	(23,330)	(7,432)
Gain (Loss) on Sale of Project Partnerships	-	228,591	36,665	(76,071)	189,933	1,149,790
Interest Income	3,092	10,638	7,648	16,547	23,158	64,377

Net (Loss) Income	$ (152,476)	$ 83,807	$ (133,302)	$ (217,460)	$ (338,994)	$ 612,619

Allocation of Net (Loss) Income:
Assignees	$ (150,951)	$ 77,541	$ (139,597)	$ (215,285)	$ (343,232)	$ 599,500
General Partners	(1,525)	6,266	6,295	(2,175)	4,238	13,119

	$ (152,476)	$ 83,807	$ (133,302)	$ (217,460)	$ (338,994)	$ 612,619

Net (Loss) Income Per Beneficial Assignee Certificate	$ (17.52)	$ 9.00	$ (13.81)	$ (21.30)

Number of Beneficial Assignee Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2007	$ (399,531)	$ (58,378)	$ (457,909)	$ (365,257)	$ -	$ (365,257)

Capital Contributions	-	191,053	191,053	-	-	-

Net Income (Loss)	554,836	5,604	560,440	(11,594)	493	(11,101)

Distributions to Assignees	(844,307)	-	(844,307)	(49,867)	-	(49,867)

Balance at December 31, 2007	$ (689,002)	$ 138,279	$ (550,723)	$ (426,718)	$ 493	$ (426,225)

Balance at March 31, 2008	$ (709,923)	$ 138,065	$ (571,858)	$ (449,798)	$ 1,253	$ (448,545)

Capital Contributions	-	3,357	3,357	-	-	-

Net Loss	(71,329)	(721)	(72,050)	(67,535)	(682)	(68,217)

Distributions to Assignees	(11,099)	-	(11,099)	-	-	-

Balance at December 31, 2008	$ (792,351)	$ 140,701	$ (651,650)	$ (517,333)	$ 571	$ (516,762)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2007	$ (459,820)	$ -	$ (459,820)	$ (275,580)	$ (4,035)	$ (279,615)

Net Income	194,002	2,931	196,933	77,541	6,266	83,807

Distributions to Assignees	(294,114)	-	(294,114)	(307,079)	-	(307,079)

Balance at December 31, 2007	$ (559,932)	$ 2,931	$ (557,001)	$ (505,118)	$ 2,231	$ (502,887)

Balance at March 31, 2008	$ (583,401)	$ 3,026	$ (580,375)	$ (550,103)	$ 2,227	$ (547,876)

Net Income (Loss)	86,180	871	87,051	(150,951)	(1,525)	(152,476)

Distributions to Assignees	(145,527)	-	(145,527)	-	-	-

Balance at December 31, 2008	$ (642,748)	$ 3,897	$ (638,851)	$ (701,054)	$ 702	$ (700,352)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2007	$ (327,179)	$ (3,327)	$ (330,506)	$ (1,827,367)	$ (65,740)	$ (1,893,107)

Capital Contributions	-	-	-	-	191,053	191,053

Net (Loss) Income	(215,285)	(2,175)	(217,460)	599,500	13,119	612,619

Distributions to Assignees	(99,034)	-	(99,034)	(1,594,401)	-	(1,594,401)

Balance at December 31, 2007	$ (641,498)	$ (5,502)	$ (647,000)	$ (2,822,268)	$ 138,432	$ (2,683,836)

Balance at March 31, 2008	$ (692,755)	$ (6,005)	$ (698,760)	$ (2,985,980)	$ 138,566	$ (2,847,414)

Capital Contributions	-	-	-	-	3,357	3,357

Net (Loss) Income	(139,597)	6,295	(133,302)	(343,232)	4,238	(338,994)

Distributions to Assignees	(36,665)	-	(36,665)	(193,291)	-	(193,291)

Balance at December 31, 2008	$ (869,017)	$ 290	$ (868,727)	$ (3,522,503)	$ 146,161	$ (3,376,342)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 2		SERIES 3
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net (Loss) Income	$ (72,050)	$ 560,440	$ (68,217)	$ (11,101)
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Discount on Investment in Securities	(1,144)	(436)	(1,242)	(436)
Gain on Sale of Project Partnerships	(7,741)	(653,254)	-	(49,898)
Distribution Income	(8,919)	(5,362)	(10,457)	(15,767)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	1,610	1,136	1,610	1,136
Increase in Payable to General Partners	31,883	50,306	24,926	31,282
Net Cash Used in Operating Activities	(56,361)	(47,170)	(53,380)	(44,784)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	-	-	44,000
Distributions Received from Project Partnerships	8,918	5,362	10,457	15,767
Net Proceeds from Sale of Project Partnerships	7,741	653,254	-	4,048
Redemption of Investment Securities	125,000	127,000	125,000	127,000
Purchase of Investment Securities	(119,758)	(125,166)	(129,655)	(125,166)
Net Cash Provided by Investing Activities	21,901	660,450	5,802	65,649

Cash Flows from Financing Activities:
Capital Contributions	3,357	191,053	-	-
Distributions Paid to Assignees	-	(429,888)	-	(357,096)
Net Cash Provided by (Used in) Financing Activities	3,357	(238,835)	-	(357,096)

(Decrease) Increase in Cash and Cash Equivalents	(31,103)	374,445	(47,578)	(336,231)
Cash and Cash Equivalents at Beginning of Year	83,047	129,724	75,920	426,791

Cash and Cash Equivalents at End of Period	$ 51,944	$ 504,169	$ 28,342	$ 90,560

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 11,099	$ 414,620	$ -	$ 6,000
Distribution to Assignees	(11,099)	(414,620)	-	(6,000)
Increase in Receivable - Other	-	-	-	(75,000)
Increase in Deferred Gain on Sale of Project Partnerships	-	-	-	73,000
Increase in Payable to General Partners	-	-	-	2,000
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 4		SERIES 5
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$ 87,051	$ 196,933	$ (152,476)	$ 83,807
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Discount on Investment in Securities	(1,724)	(612)	(447)	(330)
Equity in Loss of Project Partnerships	-	-	18,638	19,168
Gain on Sale of Project Partnerships	(145,527)	(294,118)	-	(228,591)
Distribution Income	(10,990)	(12,192)	(11,239)	(21,180)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	2,254	1,593	1,610	900
Increase in Payable to General Partners	18,315	58,168	53,037	65,705
Net Cash Used in Operating Activities	(50,621)	(50,228)	(90,877)	(80,521)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	84,500	-	-
Distributions Received from Project Partnerships	10,990	12,192	13,713	21,180
Net Proceeds from Sale of Project Partnerships	145,527	209,918	-	307,079
Redemption of Investment Securities	175,000	178,000	125,000	101,000
Purchase of Investment Securities	(180,132)	(175,232)	(49,487)	(125,166)
Net Cash Provided by Investing Activities	151,385	309,378	89,226	304,093

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(130,693)	(146,944)	(179,988)	(127,087)
Net Cash Used in Financing Activities	(130,693)	(146,944)	(179,988)	(127,087)

(Decrease) Increase in Cash and Cash Equivalents	(29,929)	112,206	(181,639)	96,485
Cash and Cash Equivalents at Beginning of Year	97,986	206,516	258,274	175,920

Cash and Cash Equivalents at End of Period	$ 68,057	$ 318,722	$ 76,635	$ 272,405

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 24,550	$ 210,079	$ -	$ 180,282
Distribution to Assignees	(24,550)	(210,079)	-	(180,282)
Increase in Receivable - Other	(167,361)	-	-	-
Increase in Deferred Gain on Sale of Project Partnerships	166,683	-	-	-
Increase in Payable to General Partners	678	-	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	SERIES 6		TOTAL SERIES 2 - 6
	2008	2007	2008	2007
Cash Flows from Operating Activities:
Net (Loss) Income	$ (133,302)	$ (217,460)	$ (338,994)	$ 612,619
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Amortization	-	13,157	-	13,157
Impairment Loss on Investment in Project Partnerships	22,839	-	22,839	-
Discount on Investment in Securities	(2,477)	(943)	(7,034)	(2,757)
Equity in Loss (Income) of Project Partnerships	4,692	(11,736)	23,330	7,432
(Gain) Loss on Sale of Project Partnerships	(36,665)	76,071	(189,933)	(1,149,790)
Distribution Income	(19,934)	(20,966)	(61,539)	(75,467)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	3,865	2,493	10,949	7,258
Increase in Payable to General Partners	60,864	76,194	189,025	281,655
Net Cash Used in Operating Activities	(100,118)	(83,190)	(351,357)	(305,893)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	-	-	128,500
Distributions Received from Project Partnerships	19,934	20,966	64,012	75,467
Net Proceeds from Sale of Project Partnerships	36,665	99,035	189,933	1,273,334
Redemption of Investment Securities	300,000	279,000	850,000	812,000
Purchase of Investment Securities	(260,300)	(300,398)	(739,332)	(851,128)
Net Cash Provided by Investing Activities	96,299	98,603	364,613	1,438,173

Cash Flows from Financing Activities:
Capital Contributions	-	-	3,357	191,053
Distributions Paid to Assignees	(39,915)	(60,529)	(350,596)	(1,121,544)
Net Cash Used in Financing Activities	(39,915)	(60,529)	(347,239)	(930,491)

(Decrease) Increase in Cash and Cash Equivalents	(43,734)	(45,116)	(333,983)	201,789
Cash and Cash Equivalents at Beginning of Year	128,416	193,964	643,643	1,132,915

Cash and Cash Equivalents at End of Period	$ 84,682	$ 148,848	$ 309,660	$ 1,334,704

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 36,665	$ 39,837	$ 72,314	$ 850,818
Distribution to Assignees	(36,665)	(39,837)	(72,314)	(850,818)
Increase in Receivable - Other	(95,143)	-	(262,504)	(75,000)
Increase in Deferred Gain on Sale of Project Partnerships	94,409	-	261,092	73,000
Increase in Payable to General Partners	734	-	1,412	2,000
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. (“Gateway”), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of December 31, 2008, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the “Assignees”).  As of March 31, 2008, Gateway had received capital contributions of $192,053 from the General Partners and $37,228,000 from the Assignees.  The fiscal year of Gateway for reporting purposes ends on March 31.

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

Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly owned subsidiaries of Raymond James Financial, Inc., are the General Partner and Managing General Partner, respectively.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway has concluded that any residual value of the Project Partnerships in the present Tax Credit market conditions cannot be practicably determined.  As a result, Gateway has eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Accordingly, in the quarter ended December 31, 2008, impairment expense of $22,839 was recognized in the Statement of Operations (all in Series 6).  Impairment expense for the nine months ended December 31, 2008 totaled $22,839 (all in Series 6).  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 6 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized for the nine-month period ended December 31, 2007.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the nine-month periods ended December 31, 2008 and 2007.

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

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was subsequently revised in December 2003.  Gateway has adopted FIN 46 and applied its requirements to all Project Partnerships in which Gateway held an interest.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  Gateway’s determination of the primary beneficiary of each VIE requires judgment and is based on an analysis of all relevant facts and circumstances including: (1) the existence of a principal-agency relationship between the limited partner and the general partner, (2) the relationship and significance of the activities of the VIE to each partner, (3) each partner’s exposure to the expected losses of the VIE, and (4) the design of the VIE.  In the design of Project Partnership VIEs, the overriding concept centers around the premise that the limited partner invests solely for tax attributes associated with the property held by the VIE, while the general partner of the project partnership is responsible for overseeing its operations.  Based upon its analysis of all the relevant facts and considerations, Gateway has concluded that in those instances where the Project Partnership interests are determined to be VIEs, the general partner of the Project Partnership is more closely associated with the Project Partnership than the limited partner (Gateway) and therefore, Gateway is not the primary beneficiary.

Gateway holds variable interests in 97 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Two of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $17,504,079 at December 31, 2008.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Gateway is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3:  Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date is intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations.  Gateway may modify its disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes.

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway’s report on Form 10-K for the year ended March 31, 2008 and any amendments thereto.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - INVESTMENT IN SECURITIES:

The December 31, 2008 Balance Sheet includes Investments in Securities consisting of U.S. Treasury Notes which represents their cost, plus accreted discounts of $54 for Series 2, $59 for Series 3, $82 for Series 4, $22 for Series 5 and $118 for Series 6.  The March 31, 2008 Balance Sheet includes Investments in Securities consisting of U.S. Treasury Notes which represents their cost, plus accreted interest income and unamortized premiums of $1,654 for Series 2, $1,654 for Series 3, $2,316 for Series 4, $1,654 for Series 5 and $3,971 for Series 6.  The Investments in Securities are commonly held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of the investments.

	Series 2		Series 3
	December 31, 2008	March 31, 2008	December 31, 2008	March 31, 2008
Amortized Cost	$ 120,946	$ 126,654	$ 130,941	$ 126,654
Gross Unrealized Gain (Loss)	54	(501)	59	(501)

Fair Value	$ 121,000	$ 126,153	$ 131,000	$ 126,153

	Series 4		Series 5
	December 31, 2008	March 31, 2008	December 31, 2008	March 31, 2008
Amortized Cost	$ 181,918	$ 177,316	$ 49,978	$ 126,654
Gross Unrealized Gain (Loss)	82	(702)	22	(501)

Fair Value	$ 182,000	$ 176,614	$ 50,000	$ 126,153

	Series 6		Total Series 2 – 6
	December 31, 2008	March 31, 2008	December 31, 2008	March 31, 2008
Amortized Cost	$ 262,882	$ 303,971	$ 746,665	$ 861,249
Gross Unrealized Gain (Loss)	118	(1,205)	335	(3,410)

Fair Value	$ 263,000	$ 302,766	$ 747,000	$ 857,839

As of December 31, 2008, the cost plus accreted discounts of debt securities by contractual maturities is as follows:

	Series 2	Series 3	Series 4
Due within 1 year	$ 120,946	$ 130,941	$ 181,918
After 1 year through 5 years	-	-	-
Total Amount Carried on Balance Sheet	$ 120,946	$ 130,941	$ 181,918

	Series 5	Series 6	Total
Due within 1 year	$ 49,978	$ 262,882	$ 746,665
After 1 year through 5 years	-	-	-
Total Amount Carried on Balance Sheet	$ 49,978	$ 262,882	$ 746,665

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

For the nine months ended December 31, 2008 and 2007, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2008	2007
Series 2	$ 35,355	$ 47,226
Series 3	28,497	33,635
Series 4	25,730	49,603
Series 5	57,897	67,009
Series 6	68,938	75,929
Total	$ 216,417	$ 273,402

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2008	2007
Series 2	$ 41,406	$ 47,515
Series 3	35,270	39,540
Series 4	31,848	54,798
Series 5	65,838	70,820
Series 6	78,142	81,190
Total	$ 252,504	$ 293,863

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 6, Summary of Disposition Activities herein.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS:

As of December 31, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 2 - 17, Series 3 - 15, and Series 4 - 10) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2008	2008	2008	2008	2008	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,159,579	$ 3,351,639	$ 2,494,974	$ 2,494,974	$ 1,556,420	$ 2,563,233

Cumulative equity in losses of Project
Partnerships (1)	(3,298,001)	(3,497,278)	(2,675,808)	(2,675,808)	(1,645,185)	(2,722,332)

Cumulative distributions received from
Project Partnerships	(59,212)	(69,851)	(93,673)	(93,673)	(45,823)	(73,322)

Investment in Project Partnerships before
Adjustment	(197,634)	(215,490)	(274,507)	(274,507)	(134,588)	(232,421)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	254,188	278,463	318,739	318,739	164,485	280,277
Accumulated amortization of acquisition
fees and expenses	(56,554)	(62,973)	(44,232)	(44,232)	(29,897)	(47,856)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $5,038,407 in Series 2, $5,807,589 in Series 3, and $2,926,222 in Series 4 for the period ended December 31, 2008; and cumulative suspended losses of $4,816,357 in Series 2, $5,485,807 in Series 3, and $4,400,783 in Series 4 for the year ended March 31, 2008 are not included.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of December 31, 2008, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 28 and Series 6 - 29) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2008	2008	2008	2008	2008	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 5,097,323	$ 5,097,323	$ 5,424,795	$ 6,511,934	$ 17,733,091	$ 20,019,103

Cumulative equity in losses of Project
Partnerships (1)	(5,329,389)	(5,310,751)	(5,590,369)	(6,715,160)	(18,538,752)	(20,921,329)

Cumulative distributions received from
Project Partnerships	(160,153)	(157,679)	(190,805)	(228,408)	(549,666)	(622,933)

Investment in Project Partnerships before
Adjustment	(392,219)	(371,107)	(356,379)	(431,634)	(1,355,327)	(1,525,159)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	531,092	531,092	557,032	667,412	1,825,536	2,075,983
Accumulated amortization of acquisition
fees and expenses	(138,873)	(138,873)	(177,114)	(207,549)	(446,670)	(501,483)

Reserve for Impairment of Investment in
Project Partnerships	-	-	(22,839)	-	(22,839)	-

Investments in Project Partnerships	$ -	$ 21,112	$ 700	$ 28,229	$ 700	$ 49,341

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $7,751,882 in Series 5 and $4,924,971 in Series 6 for the period ended December 31, 2008; and cumulative suspended losses of $7,150,202 in Series 5 and $5,326,842 in Series 6 for the year ended March 31, 2008 are not included.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 and Series 3 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 2		SERIES 3
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,778,708	$ 1,676,580	$ 1,699,623	$ 1,580,205
Investment properties, net	8,794,652	10,127,587	5,107,438	5,707,761
Other assets	27,428	22,670	46,100	40,484
Total assets	$ 10,600,788	$ 11,826,837	$ 6,853,161	$ 7,328,450

Liabilities and Partners' Deficit:
Current liabilities	$ 643,122	$ 325,543	$ 329,995	$ 54,671
Long-term debt	15,397,880	16,501,560	12,743,481	12,924,278
Total liabilities	16,041,002	16,827,103	13,073,476	12,978,949

Partners' equity (deficit)
Limited Partner	(5,296,295)	(4,890,824)	(6,439,981)	(5,821,303)
General Partners	(143,919)	(109,442)	219,666	170,804
Total partners' deficit	(5,440,214)	(5,000,266)	(6,220,315)	(5,650,499)

Total liabilities and partners' deficit	$ 10,600,788	$ 11,826,837	$ 6,853,161	$ 7,328,450

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,678,125	$ 1,727,834	$ 1,571,970	$ 1,496,251
Expenses:
Operating expenses	1,316,616	1,103,382	1,221,377	957,597
Interest expense	250,212	279,608	190,122	197,635
Depreciation and amortization	453,006	490,794	485,503	483,147

Total expenses	2,019,834	1,873,784	1,897,002	1,638,379

Net loss	$ (341,709)	$ (145,950)	$ (325,032)	$ (142,128)

Other partners' share of net loss	$ (3,417)	$ (1,460)	$ (3,250)	$ (1,421)

Gateway's share of net loss	$ (338,292)	$ (144,490)	$ (321,782)	$ (140,707)
Suspended losses	338,292	144,490	321,782	140,707

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ -

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 4 and Series 5 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 4		SERIES 5
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,005,445	$ 1,662,227	$ 3,062,634	$ 3,052,355
Investment properties, net	4,404,575	8,058,821	15,019,478	16,014,784
Other assets	10,711	41,564	21,251	8,809
Total assets	$ 5,420,731	$ 9,762,612	$ 18,103,363	$ 19,075,948

Liabilities and Partners' Deficit:
Current liabilities	$ 233,769	$ 359,685	$ 706,593	$ 295,096
Long-term debt	8,148,148	14,375,925	25,895,934	26,184,820
Total liabilities	8,381,917	14,735,610	26,602,527	26,479,916

Partners' equity (deficit)
Limited Partner	(3,100,842)	(4,948,124)	(8,242,851)	(7,125,690)
General Partners	139,656	(24,874)	(256,313)	(278,278)
Total partners' deficit	(2,961,186)	(4,972,998)	(8,499,164)	(7,403,968)

Total liabilities and partners' deficit	$ 5,420,731	$ 9,762,612	$ 18,103,363	$ 19,075,948

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 978,424	$ 1,601,604	$ 3,013,964	$ 2,911,745
Expenses:
Operating expenses	807,917	1,081,672	2,422,631	1,893,607
Interest expense	133,462	235,382	418,326	427,447
Depreciation and amortization	263,702	463,056	799,591	796,476

Total expenses	1,205,081	1,780,110	3,640,548	3,117,530

Net loss	$ (226,657)	$ (178,506)	$ (626,584)	$ (205,785)

Other partners' share of net loss	$ (3,014)	$ (1,919)	$ (6,266)	$ (2,058)

Gateway's share of net loss	$ (223,643)	$ (176,587)	$ (620,318)	$ (203,727)
Suspended losses	223,643	176,587	601,680	184,559

Equity in Loss of Project Partnerships	$ -	$ -	$ (18,638)	$ (19,168)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 6 and Total Series 2 - 6 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 6		TOTAL SERIES 2 - 6
	2008	2007	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,786,421	$ 4,498,444	$ 11,332,831	$ 12,469,811
Investment properties, net	18,284,212	22,950,672	51,610,355	62,859,625
Other assets	39,912	65,389	145,402	178,916
Total assets	$ 22,110,545	$ 27,514,505	$ 63,088,588	$ 75,508,352

Liabilities and Partners' Deficit:
Current liabilities	$ 631,148	$ 414,631	$ 2,544,627	$ 1,449,626
Long-term debt	27,409,226	33,309,712	89,594,669	103,296,295
Total liabilities	28,040,374	33,724,343	92,139,296	104,745,921

Partners' deficit
Limited Partner	(5,404,521)	(5,643,647)	(28,484,490)	(28,429,588)
General Partners	(525,308)	(566,191)	(566,218)	(807,981)
Total partners' deficit	(5,929,829)	(6,209,838)	(29,050,708)	(29,237,569)

Total liabilities and partners' deficit	$ 22,110,545	$ 27,514,505	$ 63,088,588	$ 75,508,352

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 3,022,806	$ 3,633,442	$ 10,265,289	$ 11,370,876
Expenses:
Operating expenses	2,246,764	2,359,854	8,015,305	7,396,112
Interest expense	429,699	522,574	1,421,821	1,662,646
Depreciation and amortization	819,258	951,061	2,821,060	3,184,534

Total expenses	3,495,721	3,833,489	12,258,186	12,243,292

Net loss	$ (472,915)	$ (200,047)	$ (1,992,897)	$ (872,416)

Other partners' share of net loss	$ (6,088)	$ (3,433)	$ (22,035)	$ (10,291)

Gateway's share of net loss	$ (466,827)	$ (196,614)	$ (1,970,862)	$ (862,125)
Suspended losses	462,135	208,350	1,947,532	854,693

Equity in (Loss) Income of Project Partnerships	$ (4,692)	$ 11,736	$ (23,330)	$ (7,432)

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of December 31, 2008, Gateway has sold or otherwise disposed of its interest in 49 Project Partnerships (5 in Series 2, 8 in Series 3, 19 in Series 4, 8 in Series 5 and 9 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2009 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
September 2008	Prairie Apartments	$7,741	$1.26	$7,741
				$7,741

The net proceeds per BAC from the sale of Prairie Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2008.  These net proceeds will be distributed to the Series 2 Assignees in a subsequent quarter.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The Lakeshore Apartments property was the subject of a fiscal year 2009 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and $3,357 of re-syndication profit has been contributed to Gateway by the Managing General Partner in October 2008.  This amount is included as a component of the Distribution Payable and Distributions to Assignees on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of December 31, 2008.  The distribution to the Series 2 Assignees will occur in a subsequent quarter.

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
December 2008	Williston Properties	$ 43,512	$ 6.29	$ -	$ 43,512
December 2008	St. George Properties	43,592	6.30	-	43,592
December 2008	Jonesville Manor	79,579	11.51	-	79,579
September 2008	Rural Development Group	24,550	3.55	24,550	-
June 2008	Norton Green	120,977	17.49	120,977	-
				$145,527	$166,683

In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sales of Williston Properties, St. George Properties, and Jonesville Manor were consummated on or prior to December 31, 2008, the gains on the sales are being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from these sales totaling $167,361 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in January 2009.  The net proceeds will be distributed to the Series 4 Assignees in a subsequent quarter.  The deferred gain of $166,683 will be recognized in the fiscal year 2009 year-end Statement of Operations.

The net proceeds per BAC from the sale of Rural Development Group are a component of the Distribution Payable on the Balance Sheet as of December 31, 2008. These net proceeds will be distributed to the Series 4 Assignees in a subsequent quarter.

        The net proceeds per BAC from the sale of Norton Green were distributed to the Series 4 Assignees in September 2008.

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

As part of the September 2008 distribution, Gateway distributed an additional $9,737 to the Series 4 Assignees ($1.41 per BAC) resulting from the true-up of certain legal and sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
December 2008	Newport Village	$46,919	$4.64	$ -	$46,919
December 2008	Blacksburg Terrace	47,490	4.70	-	47,490
September 2008	Spruce Apartments	9,442	0.93	9,442	-
September 2008	Shannon Apartments	7,741	0.77	7,741	-
September 2008	Cornell Apartments	9,741	0.96	9,741	-
September 2008	Winter Park Apartments	9,741	0.96	9,741	-
				$36,665	$94,409

In accordance with FASB No. 66, although the sales of Newport Village and Blacksburg Terrace were consummated on or prior to December 31, 2008, the gains on the sales are being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from these sales totaling $95,143 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in January 2009.  The net proceeds will be distributed to the Series 6 Assignees in a subsequent quarter.  The deferred gain of $94,409 will be recognized in the fiscal year 2009 year-end Statement of Operations.

The net proceeds per BAC from the sale of Spruce Apartments, Shannon Apartments, Cornell Apartments, and Winter Park Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2008.  These net proceeds will be distributed to the Series 6 Assignees in a subsequent quarter.

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased from $75,467 for the nine months ended December 31, 2007 to $61,539 for the nine months ended December 31, 2008 (a decrease of $13,928).  Interest income decreased from $64,377 for the nine months ended December 31, 2007 to $23,158 for the nine months ended December 31, 2008 (a decrease of $41,219).  Equity in Loss of Project Partnerships increased $15,898 from $7,432 for the nine months ended December 31, 2007 to $23,330 for the nine months ended December 31, 2008.  The decrease in distribution income for the nine months ended December 31, 2008 is a result of fewer Project Partnerships invested in by Gateway.  As of December 31, 2008, Gateway has an investment in 99 Project Partnerships as compared to 112 Project Partnership investments held as of December 31, 2007.  The decrease in interest income for the nine months ended December 31, 2008 is a result of the decrease in Cash and Investments in Securities as compared to the prior year, as well as decreases in the interest rates being earned on these funds.  Equity in Loss of Project Partnerships increased for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007 because of an increase in the amount of non-suspended losses from Gateway’s share of the net loss from Project Partnerships.  Because Gateway utilizes the equity method of accounting for its Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the nine months ended September 30, 2008 (Project Partnership financial information is on a three-month lag), Gateway’s share of the net loss is $1,970,862, of which $1,947,532 was suspended.  For the nine months ended September 30, 2007, Gateway’s share of the net loss was $862,125, of which $854,693 was suspended.

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

Total expenses of Gateway were $590,294 for the nine months ended December 31, 2008, a decrease of $79,289 as compared to the nine months ended December 31, 2007 total expenses of $669,583.  The decrease for the nine months ended December 31, 2008 results from decreases in 1) asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships) and 2) amortization expense (due to the acquisition fee intangible asset of several Project Partnerships becoming fully amortized), offset by impairment losses on Project Partnership investments.  Impairment expense is a non-cash charge that reflects a potential decline in the carrying value of Gateway’s interest in Project Partnerships.  Historically, Gateway has considered the residual value of the Project Partnerships as one key component of its estimate of the present value of Gateway’s interest in any of its Project Partnerships.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway has concluded that any residual value of the Project Partnerships in the present Tax Credit market conditions cannot be practicably determined.  As a result, in the quarter ended December 31, 2008 Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Resultantly, non-cash impairment expense for the quarter was incurred.

The sources of funds to pay the expenses of Gateway are cash and cash equivalents and short-term investments which are comprised of U.S. Treasury Notes along with the interest earnings thereon, which were purchased with funds set aside for this purpose, and cash distributed to the Series from the operations of the Project Partnerships.  Due to the rent limitations applicable to the Project Partnerships as a result of their qualifying for Tax Credits, Gateway does not expect there to be a significant increase in future rental income of the Project Partnerships.  Therefore, cash distributions from operations of the Project Partnerships are not expected to increase.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

For the nine months ended December 31, 2008 the Gain on Sale of Project Partnerships amounted to $189,933.  As more fully discussed herein, twelve Project Partnership investments have been sold in the first three quarters of fiscal year 2009, and twenty-five Project Partnership investments were sold in fiscal year 2008, of which twenty-four sales were recorded during the nine-month period ended December 31, 2007.  The amount of the gain or loss on a sale of Project Partnerships and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the exit strategy section herein.

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  Equity in Loss of Project Partnerships for the nine months ended December 31, 2008 and 2007 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the nine months ended September 30, 2008 and 2007, Gateway’s share of the Project Partnerships’ net loss was $338,292 and $144,490 generated from Rental and other income of $1,678,125 and $1,727,834, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $453,006 and $490,794 for the nine months ended September 30, 2008 and 2007, respectively.)  As a result, management expects that this Series, as well as those described below, will report its equity in Project Partnerships as a loss for tax and financial reporting purposes until the year of disposition.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

At December 31, 2008, the Series had $51,944 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $120,946 in U.S. Treasury Notes with a maturity value of $121,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $72,050 for the nine months ended December 31, 2008.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $56,361.  Cash provided by investing activities totaled $21,901 consisting of $8,918 in cash distributions from the Project Partnerships, $7,741 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of this sale of Project Partnership), and $125,000 from matured U.S. Treasury Notes, offset by $119,758 used to purchase U.S. Treasury Notes in July 2008.  Cash provided by financing activities consisted of capital contributions (the Managing General Partner’s net profit from the re-syndication of Lakeshore Apartments) totaling $3,357.

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  Equity in Loss of Project Partnerships for the nine months ended December 31, 2008 and 2007 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the nine months ended September 30, 2008 and 2007, Gateway’s share of the Project Partnerships’ net loss was $321,782 and $140,707 generated from Rental and other income of $1,571,970 and $1,496,251, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $485,503 and $483,147 for the nine months ended September 30, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2008, the Series had $28,342 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $130,941 in U.S. Treasury Notes with a maturity value of $131,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $68,217 for the nine months ended December 31, 2008.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $53,380.  Cash provided by investing activities totaled $5,802 consisting of $10,457 in cash distributions from the Project Partnerships and $125,000 from matured U.S. Treasury Notes, offset by $129,655 used to purchase U.S. Treasury Notes in July 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  Equity in Loss of Project Partnerships for the nine months ended December 31, 2008 and 2007 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the nine months ended September 30, 2008 and 2007, Gateway’s share of the Project Partnerships’ net loss was $223,643 and $176,587 generated from Rental and other income of $978,424 and $1,601,604, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $263,702 and $463,056 for the nine months ended September 30, 2008 and 2007, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2008, the Series had $68,057 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $181,918 in U.S. Treasury Notes with a maturity value of $182,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $87,051 for the nine months ended December 31, 2008.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $50,621.  Cash provided by investing activities totaled $151,385 consisting of $10,990 in cash distributions from the Project Partnerships, $145,527 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $175,000 from matured U.S. Treasury Notes, offset by $180,132 used to purchase U.S. Treasury Notes in July 2008.  Cash used in financing activities (distributions paid to Assignees) totaled $130,693.

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  Equity in Loss of Project Partnerships decreased $530 to $18,638 for the nine months ended December 31, 2008 as compared to $19,168 for the nine months ended December 31, 2007.  For the nine months ended September 30, 2008 and 2007, the Project Partnerships generated a loss of $626,584 and $205,785 on Rental and other income of $3,013,964 and $2,911,745, respectively.  Gateway’s share of the Project Partnerships’ net loss was $620,318 and $203,727, of which $601,680 and $184,559 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $799,591 and $796,476 for the nine months ended September 30, 2008 and 2007, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2008, the Series had $76,635 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $49,978 in U.S. Treasury Notes with a maturity value of $50,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $152,476 for the nine months ended December 31, 2008.  However, after adjusting for Equity in Loss of Project Partnerships of $18,638 and the changes in operating assets and liabilities, net cash used in operating activities was $90,877.  Cash provided by investing activities totaled $89,226 consisting of $13,713 in cash distributions from the Project Partnerships and $125,000 from matured U.S. Treasury Notes, offset by $49,487 used to purchase U.S. Treasury Notes in July 2008.  Cash used in financing activities (distributions paid to Assignees) totaled $179,988.

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  Equity in (Loss) Income of Project Partnerships decreased $16,428 to a loss of $4,692 for the nine months ended December 31, 2008 as compared to income of $11,736 for the nine months ended December 31, 2007.  For the nine months ended September 30, 2008 and 2007, the Project Partnerships generated a loss of $472,915 and $200,047 on Rental and other income of $3,022,806 and $3,633,442, respectively.  Gateway’s share of the Project Partnerships’ net loss was $466,827 and $196,614, of which $462,135 and $208,350 were suspended, respectively.  The suspended losses for the nine months ended September 30, 2007 of $208,350 exceed Gateway’s share of the total net loss of $196,614 because certain Project Partnerships with investment balances generated net income of $11,736.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $819,258 and $951,061 for the nine months ended September 30, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

At December 31, 2008, the Series had $84,682 of short-term investments (Cash and Cash Equivalents).  In addition, the Series had $262,882 in U.S. Treasury Notes with a maturity value of $263,000 at January 8, 2009.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $133,302 for the nine months ended December 31, 2008.  However, after adjusting for Equity in Loss of Project Partnerships of $4,692 and the changes in operating assets and liabilities, net cash used in operating activities was $100,118.  Cash provided by investing activities totaled $96,299 consisting of $19,934 in cash distributions from the Project Partnerships, $36,665 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and $300,000 from matured U.S. Treasury Notes, offset by $260,300 used to purchase U.S. Treasury Notes in July 2008.  Cash used in financing activities consists of distributions paid to Assignees totaling $39,915.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  In the quarter ended December 31, 2008, impairment expense of $22,839 was recognized in the Statement of Operations (all in Series 6).  Impairment expense for the nine months ended December 31, 2008 totaled $22,839 (all in Series 6).  No impairment expense was recognized for the nine-month period ended December 31, 2007.

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

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Because Gateway is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3:  Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date is intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations.  Gateway may modify its disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes.

Exit Strategy

The IRS compliance period for low-income housing Tax Credit properties is generally fifteen years from occupancy following construction or rehabilitation completion.  All of Gateway’s Project Partnerships have reached the end of their Tax Credit compliance period; consequently, Gateway is currently in the process of disposing of all of its investments in Project Partnerships.  Gateway’s objective is to sell Gateway’s interest in such assets for fair market value and ultimately, to liquidate the Project Partnerships.  Generally, the market for Project Partnerships is limited.  Some of the factors which negatively impact the marketability of these projects include (1) requirements by government agencies or the project’s debt holder to continue to maintain the property in the low-income housing program, and (2) the mortgage balance of the property is very near the initial balance as a result of the heavily subsidized debt of the Project Partnerships and lengthy (usually 50 year) amortization periods.

As of December 31, 2008, Gateway holds a limited partner interest in 99 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  17 Project Partnerships for Series 2, 15 Project Partnerships for Series 3, 10 Project Partnerships for Series 4, 28 Project Partnerships for Series 5, and 29 Project Partnerships for Series 6.  As of December 31, 2008, 49 of the Project Partnerships have been sold or otherwise disposed of (5 in Series 2, 8 in Series 3, 19 in Series 4, 8 in Series 5, and 9 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  During the quarter-ended December 31, 2008, Gateway sold or otherwise disposed of its interest in 5 Project Partnerships (3 in Series 4 and 2 in Series 6), bringing the total number of Project Partnerships sold during the current fiscal year-to-date to 12 (1 in Series 2, 5 in Series 4, and 6 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Fiscal Year 2009 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
September 2008	Prairie Apartments	$7,741	$1.26	$7,741
				$7,741

The net proceeds per BAC from the sale of Prairie Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2008.  These net proceeds will be distributed to the Series 2 Assignees in a subsequent quarter.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The Lakeshore Apartments property was the subject of a fiscal year 2009 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and $3,357 of re-syndication profit has been contributed to Gateway by the Managing General Partner in October 2008.  This amount is included as a component of the Distribution Payable and Distributions to Assignees on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of December 31, 2008.  The distribution to the Series 2 Assignees will occur in a subsequent quarter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
December 2008	Williston Properties	$ 43,512	$ 6.29	$ -	$ 43,512
December 2008	St. George Properties	43,592	6.30	-	43,592
December 2008	Jonesville Manor	79,579	11.51	-	79,579
September 2008	Rural Development Group	24,550	3.55	24,550	-
June 2008	Norton Green	120,977	17.49	120,977	-
				$145,527	$166,683

         In accordance with FASB No. 66 (“FASB No. 66”) “Accounting for Sales of Real Estate,” although the sales of Williston Properties, St. George Properties, and Jonesville Manor were consummated on or prior to December 31, 2008, the gains on the sales are being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received. Gateway recorded a receivable for the gross proceeds from these sales totaling $167,361 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in January 2009. The net proceeds will be distributed to the Series 4 Assignees in a subsequent quarter. The deferred gain of $166,683 will be recognized in the fiscal year 2009 year-end Statement of Operations.

The net proceeds per BAC from the sale of Rural Development Group are a component of the Distribution Payable on the Balance Sheet as of December 31, 2008.  These net proceeds will be distributed to the Series 4 Assignees in a subsequent quarter.

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

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
December 2008	Newport Village	$46,919	$4.64	$ -	$46,919
December 2008	Blacksburg Terrace	47,490	4.70	-	47,490
September 2008	Spruce Apartments	9,442	0.93	9,442	-
September 2008	Shannon Apartments	7,741	0.77	7,741	-
September 2008	Cornell Apartments	9,741	0.96	9,741	-
September 2008	Winter Park Apartments	9,741	0.96	9,741	-
				$36,665	$94,409

In accordance with FASB No. 66, although the sales of Newport Village and Blacksburg Terrace were consummated on or prior to December 31, 2008, the gains on the sales are being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from these sales totaling $95,143 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in January 2009.  The net proceeds will be distributed to the Series 6 Assignees in a subsequent quarter.  The deferred gain of $94,409 will be recognized in the fiscal year 2009 year-end Statement of Operations.

The net proceeds per BAC from the sale of Spruce Apartments, Shannon Apartments, Cornell Apartments, and Winter Park Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2008.  These net proceeds will be distributed to the Series 6 Assignees in a subsequent quarter.

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

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of December 31, 2008:

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

Series 4

Stilwell Properties II	Westville Properties
Spring Hill Senior Housing, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $305,000, or $44.11 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 4 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 6-month period.

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

Series 6

Parsons Properties, L.P.

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership are estimated to be $130,000, or $12.86 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 6 Assignees subsequent to the closing of this sales transaction which would most likely occur within the next 18-month period.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the nine months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

Not applicable to this report.

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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: February 19, 2009	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: February 19, 2009	By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: February 19, 2009	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer