Form 10-K
period 2009-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2009-06-29
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Title of Each Class
Beneficial Assignee Certificates

Number of Record Holders
Title of Class	as of March 31, 2009
Beneficial Assignee Certificates	2,015
General Partner Interest	2

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]	NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]	NO [X]

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
File No. 33-31821

PART I
Item 1.  Business

Gateway Tax Credit Fund II Ltd. (“Gateway”) is a Florida Limited Partnership.  The general partners are Raymond James Tax Credit Funds, Inc., the Managing General Partner, and Raymond James Partners, Inc. (collectively the “General Partners”), both sponsors of Gateway Tax Credit Fund II Ltd. and wholly owned subsidiaries of Raymond James Financial, Inc.

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

Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”) under Section 42 of the Internal Revenue Code, received over a ten year period.  Subject to certain limitations, Tax Credits may be used by Gateway’s investors to reduce their income tax liability generated from other income sources.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of its Limited Partnership Agreement.  As of March 31, 2009, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Assignees.

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5, and 6, respectively had been issued as of March 31, 2009.  Each Series invests in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series were used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners.  Profit or loss and cash distributions from sales of properties will be allocated as described in the Limited Partnership Agreement.

Gateway initially held investments in 148 Project Partnerships.  As more fully discussed in Item 7 herein, Gateway is presently in the process of disposing of all of its investments in Project Partnerships.  As of March 31, 2009, 49 Project Partnerships once held by Gateway have been sold or otherwise disposed.  Project Partnership investments held by Series as of March 31, 2009 are as follows:  17 Project Partnerships for Series 2, 15 Project Partnerships for Series 3, 10 Project Partnerships for Series 4, 28 Project Partnerships for Series 5 and 29 Project Partnerships for Series 6.  Gateway acquired its interests in the Project Partnerships by becoming a limited partner in the Project Partnerships that own the properties.  As of March 31, 2009, the capital received for each series was fully invested in Project Partnerships and management plans no new Project Partnership acquisitions.

The primary source of funds from the inception of each Series has been the capital contributions from Assignees.  Gateway’s operating costs are funded using the reserves established for this purpose, the interest earned on these reserves and distributions received from Project Partnerships.  Gateway has also received proceeds from the sale of Project Partnerships and made corresponding cash distributions to Assignees.

All but two of the Project Partnerships are government subsidized.  Most have mortgage loans from the Farmers Home Administration (now called USDA Rural Development) (“USDA RD”) under Section 515 of the Housing Act of 1949.  These mortgage loans are made at low interest rates for multi-family housing in rural and suburban areas, with the requirement that the interest savings be passed on to low income tenants in the form of lower rents.  A significant portion of the Project Partnerships also receive rental assistance from USDA RD to subsidize certain qualifying tenants.

The General Partners do not believe the Project Partnerships are subject to the risks generally associated with conventionally financed nonsubsidized apartment properties.  Risks related to the operations of Gateway are described in detail on pages 23 through 34 of the Prospectus, as supplemented, contained in the Registration Statement, File No. 33-31821 (“Prospectus”) under the Caption “Risk Factors” which is incorporated herein by reference.

Item 1.  Business (Continued)

The investment objectives of Gateway are to:

1)   Provide tax benefits to Assignees in the form of Tax Credits during the period in which each Project is eligible to claim Tax Credits;
2)   Preserve and protect the capital contributions of Investors;
3)   Participate in any capital appreciation in the value of the Projects; and
4)   Provide passive losses to individual investors to offset passive income from other passive activities, and provide passive losses to corporate investors to offset business income.

The investment objectives and policies of Gateway are described in detail on pages 34 through 40 of the Prospectus, under the caption “Investment Objectives and Policies” which is incorporated herein by reference.

Gateway’s goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing.  As of March 31, 2009, the investor capital contributions were successfully invested in Project Partnerships which met the investment criteria.  The Tax Credits have been provided to Gateway’s investors and the fifteen year Tax Credit compliance period has expired for all of the Project Partnerships.  Gateway is now in the process of disposing of its remaining interests and distributing proceeds from those sales to the Assignees.  Gateway’s objective is to sell Gateway’s interest in such properties for fair market value and ultimately, liquidate the Project Partnerships and in turn liquidate Gateway.

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

All of the Project Partnerships have reached the end of their Tax Credit compliance period.  As of March 31, 2009, 49 of the Project Partnership investments have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignee Limited Partners of those Series of Gateway.  On a cumulative basis as of March 31, 2009, $844,487 of net sales proceeds representing $137.59 per Assignee Limited Partner unit in Series 2, $535,698 of net sales proceeds representing $98.18 per Assignee Limited Partner unit in Series 3, $487,507 of net sales proceeds representing $70.50 per Assignee Limited Partner unit in Series 4, $464,238 of net sales proceeds representing $53.87 per Assignee Limited Partner unit in Series 5, and $324,826 of net sales proceeds representing $32.11 per Assignee Limited Partner unit in Series 6 have been distributed to the Assignee Limited Partners of the respective Series.  Subsequent to year-end, an additional $191,200 of net sales proceeds representing $27.65 per Assignee Limited Partner unit in Series 4 was distributed in April 2009 and an additional $131,062 of net sales proceeds representing $12.97 per Assignee Limited Partner in Series 6 was distributed in May 2009.

Item 1A.  Risk Factors

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  No such contributions have been made during fiscal year 2009.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties:

Gateway holds an interest in properties through its limited partnership investments in Project Partnerships.  The net investment for book purposes as of March 31, 2009 is zero for each Project Partnership for all Series.  The following table provides certain summary information regarding the Project Partnerships in which Gateway held an interest as of December 31, 2008 (the Project Partnerships’ financial information contained herein is reported on a 3-month lag):

SERIES 2
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Deerfield II	Douglas, GA	24	9/90	854,562	71%
Hartwell Family	Hartwell, GA	24	9/90	859,698	96%
Cherrytree Apts.	Albion, PA	33	9/90	1,476,817	91%
Springwood Apts.	Westfield, NY	32	9/90	1,568,513	91%
Lewiston	Lewiston, NY	25	10/90	1,233,935	92%
Charleston	Charleston, AR	32	9/90	1,076,098	75%
Sallisaw II	Sallisaw, OK	47	9/90	1,517,589	96%
Pocola	Pocola, OK	36	10/90	1,245,870	92%
Pearson Elderly	Pearson, GA	25	9/90	781,460	96%
Richland Elderly	Richland, GA	34	9/90	1,057,871	94%
Woodland Terrace	Waynesboro, GA	30	9/90	1,081,564	97%
Mt. Vernon Elderly	Mt. Vernon, GA	21	9/90	700,935	95%
Lakeland Elderly	Lakeland, GA	29	9/90	955,815	83%
Sylacauga Heritage	Sylacauga, AL	44	12/90	1,785,902	80%
Manchester Housing	Manchester, GA	49	1/91	1,781,372	100%
Durango C.W.W.	Durango, CO	24	1/91	1,393,364	100%
Columbus Seniors	Columbus, KS	16	5/92	571,117	100%

Total Series 2		525		$ 19,942,482

The average effective rental income per unit for the year ended December 31, 2008 is $4,092 per year ($341 per month).

Item 2.  Properties (Continued)

SERIES 3
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Poteau II	Poteau, OK	52	8/90	1,789,148	87%
Sallisaw	Sallisaw, OK	52	8/90	1,744,103	98%
Nowata Properties	Oolagah, OK	32	8/90	1,148,484	59%
Waldron Properties	Waldron, AR	24	9/90	860,273	92%
Roland II	Roland, OK	52	10/90	1,804,010	94%
Stilwell	Stilwell, OK	48	10/90	1,597,701	90%
Hornellsville	Arkport, NY	24	9/90	1,184,817	96%
CE McKinley II	Rising Sun, MD	16	9/90	855,929	100%
Weston Apartments	Weston, AL	10	11/90	349,236	100%
Countrywood Apts.	Centreville, AL	40	11/90	1,635,237	98%
Wildwood Apts.	Pineville, LA	28	11/90	1,122,197	96%
Hancock	Hawesville, KY	12	12/90	440,425	100%
Hopkins	Madisonville, KY	24	12/90	927,256	96%
Elkhart Apts.	Elkhart, TX	54	1/91	1,731,326	93%
Heritage Villas	Helena, GA	25	3/91	824,759	100%

Total Series 3		493		$ 18,014,901

The average effective rental income per unit for the year ended December 31, 2008 is $4,059 per year ($338 per month).

SERIES 4
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Seneca Apartments	Seneca, MO	24	2/91	849,314	96%
Westville	Westville, OK	36	3/91	1,101,686	94%
Wellsville Senior	Wellsville, KS	24	3/91	810,970	88%
Stilwell II	Stilwell, OK	52	3/91	1,657,974	88%
Spring Hill Senior	Spring Hill, KS	24	3/91	1,036,369	96%
Wynnwood Common	Fairchance, PA	34	4/91	1,725,462	100%
St. Joseph	St. Joseph, IL	24	6/91	976,884	96%
Courtyard	Huron, SD	21	6/91	908,671	100%
Piedmont	Barnesville, GA	36	8/91	1,289,047	78%
S.F. Arkansas City	Arkansas City, KS	12	8/91	412,028	92%

Total Series 4		287		$ 10,768,405

The average effective rental income per unit for the year ended December 31, 2008 is $4,376 per year ($365 per month).

Item 2.  Properties (Continued)

SERIES 5
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Seymour	Seymour, IN	37	8/91	1,517,702	97%
Effingham	Effingham, IL	24	8/91	980,617	92%
S.F. Winfield	Winfield, KS	12	8/91	402,402	92%
S.F.Medicine Lodge	Medicine Lodge, KS	16	8/91	572,924	94%
S.F. Ottawa	Ottawa, KS	24	8/91	732,342	88%
S.F. Concordia	Concordia, KS	20	8/91	695,907	95%
Carrollton Club	Carrollton, GA	78	9/91	3,217,901	100%
Scarlett Oaks	Lexington, SC	40	9/91	1,691,500	100%
Brooks Hill	Ellijay, GA	44	9/91	1,768,050	100%
Greensboro	Greensboro, GA	24	9/91	866,259	100%
Greensboro II	Greensboro, GA	32	9/91	1,088,664	94%
Pine Terrace	Wrightsville, GA	24	9/91	886,101	83%
Shellman	Shellman, GA	27	9/91	901,648	89%
Blackshear	Cordele, GA	46	9/91	1,602,204	100%
Crisp Properties	Cordele, GA	31	9/91	1,128,234	94%
Crawford	Crawford, GA	25	9/91	907,712	92%
Yorkshire	Wagoner, OK	60	9/91	2,665,552	95%
Woodcrest	South Boston, VA	40	9/91	1,637,394	98%
Clayton	Clayton, OK	24	9/91	871,530	96%
Alma	Alma, AR	24	9/91	957,710	96%
Spring Hill	Spring Hill, KS	36	9/91	1,449,378	100%
Menard Retirement	Menard, TX	24	9/91	795,318	88%
Wallis Housing	Wallis, TX	24	9/91	578,333	88%
Mill Creek	Grove, OK	60	11/91	1,741,669	98%
Cloverdale	Cloverdale, IN	24	1/92	1,026,766	96%
So. Timber Ridge	Chandler, TX	44	1/92	1,377,928	89%
Pineville	Pineville, MO	12	5/92	438,863	83%
Ravenwood	Americus, GA	24	1/94	900,996	96%

Total Series 5		900		$ 33,401,604

The average effective rental income per unit for the year ended December 31, 2008 is $4,376 per year ($365 per month).

Item 2.  Properties (Continued)

SERIES 6
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Carthage	Carthage, MO	24	1/92	834,701	96%
Coal City	Coal City, IL	24	3/92	1,213,415	100%
Frazer Place	Smyrna, DE	30	4/92	1,676,842	100%
Ehrhardt	Ehrhardt, SC	16	4/92	709,881	100%
Sinton	Sinton, TX	32	4/92	1,053,980	100%
Frankston	Frankston, TX	24	4/92	676,931	92%
Flagler Beach	Flagler Beach, FL	43	5/92	1,718,676	98%
Oak Ridge	Williamsburg, KY	24	5/92	1,051,446	100%
Monett	Monett, MO	32	5/92	1,057,577	97%
Arma	Arma, KS	28	5/92	966,172	96%
Southwest City	Southwest City, MO	12	5/92	451,726	92%
Meadowcrest	Luverne, AL	32	6/92	1,251,264	100%
Parsons	Parsons, KS	48	7/92	1,532,968	100%
Goodwater Falls	Jenkins, KY	36	7/92	1,329,147	97%
Northfield Station	Corbin, KY	24	7/92	971,044	100%
Pleasant Hill	Somerset, KY	24	7/92	906,672	96%
Heritage Drive So.	Jacksonville, TX	40	1/92	1,274,924	90%
Brodhead	Brodhead, KY	24	7/92	1,006,699	100%
Mt. Village	Mt. Vernon, KY	24	7/92	965,209	100%
Hazlehurst	Hazlehurst, MS	32	8/92	1,218,668	100%
Sunrise	Yankton, SD	33	8/92	1,510,956	100%
Stony Creek	Hooversville, PA	32	8/92	1,656,135	84%
Logan Place	Logan, OH	40	9/92	1,526,912	75%
Haines	Haines, AK	32	8/92	3,179,298	88%
Maple Wood	Barbourville, KY	24	8/92	1,039,790	100%
Summerhill	Gassville, AR	28	9/92	1,319,786	100%
Dorchester	St. George, SC	12	9/92	560,826	100%
Lancaster	Mountain View, AR	33	9/92	1,388,499	100%
Dawson	Dawson, GA	40	11/93	1,474,973	98%

Total Series 6		847		$ 35,525,117

The average effective rental income per unit for the year ended December 31, 2008 is $4,605 per year ($384 per month).

Item 2.  Properties (Continued)

A summary of the book value of the fixed assets of the Project Partnerships as of December 31, 2008, 2007 and 2006 is as follows:

	12/31/2008
	SERIES 2	SERIES 3	SERIES 4
Land	$644,180	$592,050	$331,212
Land Improvements	73,736	4,190	123,187
Buildings	18,519,919	16,347,352	9,716,811
Furniture and Fixtures	703,597	1,071,309	597,195
Construction in Process	1,050	0	0

Properties, at Cost	19,942,482	18,014,901	10,768,405
Less: Accum Depr.	11,263,643	13,026,461	6,452,311

Properties, Net	$8,678,839	$4,988,440	$4,316,094

	SERIES 5	SERIES 6	TOTAL
Land	$1,229,274	$1,440,621	$4,237,337
Land Improvements	85,638	456,568	743,319
Buildings	30,656,751	32,055,443	107,296,276
Furniture and Fixtures	1,429,941	1,572,485	5,374,527
Construction in Process	0	0	1,050

Properties, at Cost	33,401,604	35,525,117	117,652,509
Less: Accum Depr.	18,621,856	17,375,761	66,740,032

Properties, Net	$14,779,748	$18,149,356	$50,912,477

	12/31/2007
	SERIES 2	SERIES 3	SERIES 4
Land	$656,680	$592,050	$637,012
Land Improvements	171,440	4,190	117,388
Buildings	19,577,352	16,337,565	15,880,793
Furniture and Fixtures	949,809	1,037,023	1,116,367
Construction in Process	1,050	0	0

Properties, at Cost	21,356,331	17,970,828	17,751,560
Less: Accum Depr.	11,322,241	12,377,887	10,348,451

Properties, Net	$10,034,090	$5,592,941	$7,403,109

	SERIES 5	SERIES 6	TOTAL
Land	$1,229,274	$1,668,141	$4,783,157
Land Improvements	85,638	597,680	976,336
Buildings	30,650,941	38,266,608	120,713,259
Furniture and Fixtures	1,409,009	2,367,292	6,879,500
Construction in Process	0	3,200	4,250

Properties, at Cost	33,374,862	42,902,921	133,356,502
Less: Accum Depr.	17,555,792	19,982,823	71,587,194

Properties, Net	$15,819,070	$22,920,098	$61,769,308

Item 2.  Properties (Continued)

	12/31/2006
	SERIES 2	SERIES 3	SERIES 4
Land	$1,012,180	$684,171	$1,022,612
Land Improvements	176,254	60,548	189,887
Buildings	26,493,385	18,752,377	27,284,781
Furniture and Fixtures	1,008,399	1,289,230	1,631,439
Construction in Process	0	0	0

Properties, at Cost	28,690,218	20,786,326	30,128,719
Less: Accum Depr.	14,509,817	12,941,903	14,557,123

Properties, Net	$14,180,401	$7,844,423	$15,571,596

	SERIES 5	SERIES 6	TOTAL
Land	$1,451,551	$1,709,391	$5,879,905
Land Improvements	160,551	569,385	1,156,625
Buildings	36,218,888	39,614,448	148,363,879
Furniture and Fixtures	1,859,764	2,573,492	8,362,324
Construction in Process	0	0	0

Properties, at Cost	39,690,754	44,466,716	163,762,733
Less: Accum Depr.	19,192,129	19,596,977	80,797,949

Properties, Net	$20,498,625	$24,869,739	$82,964,784

Item 3.  Legal Proceedings

Gateway is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

As of March 31, 2009, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

(b) Approximate Number of Equity Security Holders:

Number of Record Holders
Title of Class	as of March 31, 2009
Beneficial Assignee Certificates	2,015
General Partner Interest	2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,
SERIES 2	2009	2008	2007	2006	2005
Total Revenues	$ 13,586	$ 13,326	$ 15,209	$ 7,263	$ 13,938
Net (Loss) Income	(91,691)	538,973	(119,127)	(156,399)	(97,520)
Equity in Loss of Project Partnerships	-	-	-	(32,092)	(10,911)
Total Assets	161,708	209,701	257,364	316,805	394,306
Investments In Project Partnerships	-	-	-	-	34,391

Per BAC: (A)
Tax Credits	.00	.00	.02	.14	.14
Portfolio Income	4.18	8.66	6.65	4.74	4.18
Passive Loss	(100.63)	(89.10)	(125.58)	(129.62)	(142.06)
Net (Loss) Income	(14.79)	86.96	(19.22)	(25.23)	(15.73)
Distributions Paid	-	137.59	-	-	-

FOR THE YEARS ENDED MARCH 31,
SERIES 3	2009	2008	2007	2006	2005
Total Revenues	$ 14,465	$ 19,193	$ 20,439	$ 22,861	$ 18,781
Net (Loss) Income	(90,478)	42,787	305,962	(108,278)	(77,647)
Equity in Income of Project Partnerships	-	-	490	-	-
Total Assets	148,892	202,574	598,431	294,987	329,653
Investments In Project Partnerships	-	-	-	-	-

Per BAC: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	4.67	8.09	11.09	6.85	5.78
Passive Loss	(78.63)	(79.78)	(118.50)	(137.15)	(147.47)
Net (Loss) Income	(16.42)	7.61	46.84	(19.65)	(14.09)
Distributions Paid	-	79.93	18.25	0	0

Item 6.  Selected Financial Data (Continued)

FOR THE YEARS ENDED MARCH 31,
SERIES 4	2009	2008	2007	2006	2005
Total Revenues	$ 12,173	$ 14,020	$ 20,091	$ 18,473	$ 16,181
Net Income (Loss)	236,334	183,252	(79,276)	(138,304)	(102,967)
Equity in Loss of Project Partnerships	-	-	-	-	-
Total Assets	408,013	275,302	469,913	396,889	445,208
Investments In Project Partnerships	-	-	-	-	-

Per BAC: (A)
Tax Credits	.00	.00	.00	1.22	.21
Portfolio Income	3.90	9.15	9.68	5.99	5.11
Passive Loss	(53.18)	(103.10)	(149.08)	(150.52)	(140.52)
Net Income (Loss)	33.84	26.06	(20.70)	(19.80)	(14.74)
Distributions Paid	18.90	51.60	-	-	-

FOR THE YEARS ENDED MARCH 31,
SERIES 5	2009	2008	2007	2006	2005
Total Revenues	$ 16,491	$ 27,867	$ 26,812	$ 22,819	$ 27,663
Net (Loss) Income	(190,678)	38,818	(194,685)	(208,790)	15,153
Equity in Loss of Project Partnerships	(18,638)	(23,323)	(5,528)	(22,512)	(21,348)
Total Assets	107,240	406,040	402,832	508,067	773,331
Investments In Project Partnerships	-	21,112	125,403	151,630	202,405

Per BAC: (A)
Tax Credits	.00	.00	.00	.00	2.33
Portfolio Income	6.26	7.35	5.89	5.79	5.39
Passive Loss	(120.20)	(117.09)	(118.24)	(112.76)	(151.09)
Net (Loss) Income	(21.91)	3.78	(22.37)	(23.99)	(6.71)
Distributions Paid	20.89	14.75	-	18.23	-

FOR THE YEARS ENDED MARCH 31,
SERIES 6	2009	2008	2007	2006	2005
Total Revenues	$ 29,062	$ 28,650	$ 29,678	$ 26,354	$ 32,039
Net Loss	(81,656)	(267,784)	(332,668)	(342,258)	(198,709)
Equity in (Loss) Income of Project Partnerships	(4,692)	18,738	(7,156)	(25,699)	(65,236)
Total Assets	427,375	460,616	683,149	914,235	1,374,037
Investments In Project Partnerships	-	28,229	208,779	372,285	781,147

Per BAC: (A)
Tax Credits	.00	.00	.00	.00	3.81
Portfolio Income	8.17	11.78	9.85	7.33	5.34
Passive Loss	(104.90)	(90.12)	(99.04)	(96.72)	(99.58)
Net Loss	(8.80)	(26.24)	(32.59)	(42.09)	(19.47)
Distributions Paid	3.95	5.99	-	22.17	-

FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 2 - 6	2009	2008	2007	2006	2005
Total Revenues	$ 85,777	$ 103,056	$ 112,229	$ 97,770	$ 108,602
Net (Loss) Income	(218,169)	536,046	(419,794)	(954,029)	(461,690)
Equity in Loss of Project Partnerships	(23,330)	(4,585)	(12,194)	(80,303)	(97,495)
Total Assets	1,253,228	1,554,233	2,411,689	2,430,983	2,745,609
Investments In Project Partnerships	-	49,341	334,182	523,915	1,017,943

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Gateway.  Management’s Discussion and Analysis is provided as a supplement to, and  should be read in conjunction with the financial statements and accompanying footnotes to the financial statements contained elsewhere in this report.

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

Results of Operations

As more fully detailed in the Exit Strategy discussion included within this MD&A, all of the Project Partnerships have delivered their Tax Credits to Gateway, the Tax Credit compliance period has expired, and Gateway is in the process of sale of all of its remaining Project Partnership interests.  Net proceeds received from the sales are being distributed to the Assignees.  Once all Project Partnership interests have been sold or otherwise disposed of, Gateway will be liquidated.  The target date for liquidation of Gateway is on or before December 31, 2010, although there is no certainty, and it may not even be considered likely at this time, that all the activities necessary to occur as of such date will have transpired.

Distribution income arises from any cash distributions Gateway receives from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased 17% in fiscal year 2009 to $85,777, a decrease of $17,279 from the fiscal year 2008 distribution income of $103,056, which represented a $9,173 or 8% decrease as compared to distribution income of $112,229 in fiscal year 2007.  The decrease is a result of fewer Project Partnerships held by Gateway during the most recent fiscal year.  As of March 31, 2009, Gateway has an investment in 99 Project Partnerships as compared to 111 Project Partnership investments held as of March 31, 2008 and 136 Project Partnership investments held as of March 31, 2007.

Gateway has no direct employees.  The General Partners have full and exclusive discretion in management and control of Gateway.  Total expenses of Gateway were $765,153 for the fiscal year ended March 31, 2009, a decrease of $117,718 as compared to the fiscal year 2008 total expenses of $882,871, which represented a $199,595 decrease in total expenses as compared to the fiscal year 2007 amount of $1,082,466.  The decrease in fiscal year 2009 results from decreases in 1) asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships) and 2) amortization expense (due to the acquisition fee intangible asset of several Project Partnerships becoming fully amortized), offset by impairment losses of $22,839 on Project Partnership investments.

General and Administrative expense – other, increased in fiscal year 2009 by $9,921 or 8% as compared to $118,100 incurred in fiscal year 2008.  Fiscal year 2008 General and Administrative expense – other when compared to fiscal year 2007 increased by $325.  Expenses for annual tax return preparation and financial statement audits, quarterly reviews, and other matters relating to compliance with regulatory requirements as well as third-party investor reporting services and any other professional services incurred are included in this category of expenses.

Impairment expense is a non-cash charge that reflects a potential decline in the carrying value of Gateway’s interest in Project Partnerships.  Historically, Gateway has considered the residual value of the Project Partnerships as one key component of its estimate of the present value of Gateway’s interest in any of its Project Partnerships.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact arising in that quarter on the Tax Credit market, Gateway has concluded that any residual value of the Project Partnerships in those Tax Credit market conditions cannot be practicably determined.  As a result, in the quarter ended December 31, 2008 Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Resultantly, non-cash impairment expense of $22,839 was incurred.  No impairment expense was incurred during any other quarter of  fiscal year 2009.  No impairment expense was recorded during fiscal year 2008.  During fiscal year 2007, impairment expense was recorded in the aggregate amount of $103,003.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For the year ended March 31, 2009, Equity in Loss of Project Partnerships totaled $23,330 which represents an $18,745 increase as compared to the Equity in Loss of Project Partnerships for the year ended March 31, 2008 of $4,585.  For the fiscal year ended March 31, 2007, Equity in Loss of Project Partnerships totaled $12,194.  Equity in Loss of Project Partnerships decreased for the year ended March 31, 2009 as compared to the year ended March 31, 2008 because of an increase in the losses from Project Partnerships with positive investment balances.  Because Gateway utilizes the equity method of accounting for its Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the year ended December 31, 2008 (Project Partnership financial information is reported on a three-month lag), Gateway’s share of the net loss was $2,523,567, of which $2,500,237 was suspended.  For the year ended December 31, 2007, Gateway’s share of the net loss was $2,069,329, of which $2,064,744 was suspended.  For the year ended December 31, 2006, Gateway’s share of the net loss was $2,761,807, of which $2,749,613 was suspended.  Typically, it is customary in the low-income housing Tax Credit industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.

In fiscal year 2009, the Gain on Sale of Project Partnerships amounted to $460,833, a decrease from the fiscal year 2008 Gain on Sale of Project Partnerships amount of $1,236,796 which was an increase over the fiscal year 2007 Gain on Sale of Project Partnerships of $475,364.  As more fully discussed herein, 12 Project Partnership investments were sold or disposed of in fiscal year 2009 as compared to 25 in fiscal year 2008 and 10 in fiscal year 2007.  The amount of the gain or loss on a sale of a Project Partnership and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the exit strategy section herein.

Interest income for the year ended March 31, 2009 of $23,704 represents a decrease of $59,946 or 72%, as compared to fiscal year 2008.  Interest income in fiscal year 2008 of $83,650 was a decrease of $3,623 or 4% as compared to the fiscal year 2007 interest income of $87,273.  The changes in interest income over the prior two fiscal years result primarily from the fluctuation of interest rates on short-term investments over that period, along with the maturation of investments in securities.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

Liquidity and Capital Resources

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

The sources of funds to pay the expenses of Gateway are cash and cash equivalents and the interest earnings thereon, and cash distributed to the Series from the operations of the Project Partnerships.  Due to the rent limitations applicable to the Project Partnerships as a result of their qualifying for Low-Income Housing Tax Credits, Gateway does not expect there to be a significant increase in future rental income of the Project Partnerships.  Therefore, cash distributions from the operations of the Project Partnerships are not expected to increase.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

In total, Gateway reported a net loss of $218,169 from operations for the year ended March 31, 2009.  Cash and Cash Equivalents increased by $609,585 and Investments in Securities decreased by $861,249 (due to the maturation of Gateway’s U.S. Treasury Note investments during fiscal year 2009).  Of the Cash and Cash Equivalents on hand as of March 31, 2009, $346,283 is payable to certain Series’ Assignees arising from the sale of Project Partnerships during fiscal year 2009.  Distributions either have or will occur to those certain Assignees in fiscal year 2010.  After consideration of these sales proceeds, Cash and Cash Equivalents and Investments in Securities decreased $364,982 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  As of March 31, 2009, the Series had invested $3,159,579 in 17 Project Partnerships located in 8 states containing 525 apartment units.  Average occupancy of the Project Partnerships was 91% as of December 31, 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Equity in Loss of Project Partnerships was $0 for the each of the years ended March 31, 2009, 2008 and 2007 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  As presented in Note 5, Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2008, 2007 and 2006 was $435,157, $344,549 and $527,581 generated from Rental and other income of $3,289,010, $3,463,890 and $4,556,821, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $597,729, $655,788 and $886,432 for the years ended December 31, 2008, 2007 and 2006, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

At March 31, 2009, the Series had $161,708 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $91,691 for the year ended March 31, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $77,564.  Cash provided by investing activities totaled $152,868 consisting of $13,585 in cash distributions from the Project Partnerships, $13,041 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and the balance from matured U.S. Treasury Notes.  Cash provided by financing activities consisted of capital contributions (the Managing General Partner’s net profit from the re-syndication of Lakeshore Apartments) totaling $3,357.

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  As of March 31, 2009 the Series had invested $2,494,974 in 15 Project Partnerships located in 9 states containing 493 apartment units.  Average occupancy of the Project Partnerships was 92% as of December 31, 2008.

Equity in Income of Project Partnerships was $0 for each of the years ended March 31, 2009 and 2008 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  The fiscal year 2008 amount of $0 represented a decrease of $490 from the fiscal year 2007 amount.  As presented in Note 5, Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2008, 2007 and 2006 was $399,156, $349,342 and $333,948 generated from Rental and other income of $2,878,664, $2,857,452 and $3,345,693, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $648,659, $647,338 and $731,144 for the years ended December 31, 2008, 2007 and 2006, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2009, the Series had $148,892 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $90,478 for the year ended March 31, 2009.  However, after adjusting the changes in operating assets and liabilities, net cash used in operating activities was $67,838.  Cash provided by investing activities totaled $140,810 consisting of $14,465 in cash distributions from the Project Partnerships and the balance from matured U.S. Treasury Notes.

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  As of March 31, 2009, the Series had invested $1,556,420 in 10 Project Partnerships located in 7 states containing 287 apartment units.  Average occupancy of the Project Partnerships was 92% at December 31, 2008.

Equity in Loss of Project Partnerships was $0 for each of the years ended March 31, 2009, 2008 and 2007 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  As presented in Note 5, Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2008, 2007 and 2006 was from $220,134, $296,965 and $592,559 generated from Rental and other income of $1,760,177, $2,932,959 and $4,469,730, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $358,055, $595,028 and $921,940 for the years ended December 31, 2008, 2007 and 2006, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2009, the Series had $408,013 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As disclosed on the statement of cash flows, the Series had net income of $236,334 for the year ended March 31, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $61,969.  Cash provided by investing activities totaled $502,689 consisting of $12,173 in cash distributions from the Project Partnerships, $313,648 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and the balance from matured U.S. Treasury Notes.  Cash used in financing activities consists of distributions paid to Assignees totaling $130,693.

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  As of March 31, 2009, the Series had invested $5,097,323 in 28 Project Partnerships located in 10 states containing 900 apartment units.  Average occupancy of the Project Partnerships was 95% as of December 31, 2008.

Equity in Loss of Project Partnerships decreased $4,685 to $18,638 in fiscal year 2009, as compared to $23,323 in fiscal year 2008.  The fiscal year 2008 amount increased $17,795 from the fiscal year 2007 loss of $5,528.  As presented in Note 5, the Project Partnerships generated a loss for the years ended December 31, 2008, 2007 and 2006 of $848,825, $633,351 and $745,605 on Rental and other income of $5,267,688, $5,277,941 and $6,297,579, respectively.  Gateway’s share of the Project Partnerships’ net loss was $840,337, $627,017 and $738,149, of which $821,699, $603,694 and $732,621 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $1,067,137, $1,066,122 and $1,220,039 for the years ended December 31, 2008, 2007 and 2006, respectively.)  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There were no impairment expenses in fiscal years 2009, 2008, and 2007.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2009, the Series had $107,240 of short-term investments (Cash and Cash Equivalents).  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $190,678 for the year ended March 31, 2009.  However, after adjusting for Equity in Loss of Project Partnerships of $18,638 and the changes in operating assets and liabilities, net cash used in operating activities was $119,224.  Cash provided by investing activities totaled $148,178 consisting of $18,965 in cash distributions from the Project Partnerships, $3,700 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and the balance from matured U.S. Treasury Notes.  Cash used in financing activities consists of distributions paid to Assignees totaling $179,988.

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  As of March 31, 2009, the Series had invested $5,424,795 in 29 Project Partnerships located in 16 states containing 847 apartment units.  Average occupancy of the Project Partnerships was 96% as of December 31, 2008.

Equity in (Loss) Income of Project Partnerships decreased $23,430 to a loss of $4,692 in fiscal year 2009 as compared to income of $18,738 for fiscal year 2008.  The fiscal year 2008 income was a $25,894 increase from a loss of $7,156 recorded in fiscal year 2007.  As presented in Note 5, the Project Partnerships generated a loss for the years ended December 31, 2008, 2007 and 2006 of $628,040, $458,481 and $576,877 on Rental and other income of $5,557,040, $6,687,151 and $6,690,179, respectively.  Gateway’s share of the Project Partnerships’ net loss was $628,783, $451,456 and $569,570, of which $624,091, $470,194 and $562,414 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  The suspended losses for the year ended December 31, 2007 of $470,194 exceed Gateway’s share of the total net loss of $451,456 because certain Project Partnerships with investment balances generated net income of $18,738.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization (These Project Partnerships reported depreciation and amortization of $1,077,376, $1,312,782 and $1,303,827 for the years ended December 31, 2008, 2007 and 2006, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  For the fiscal year ended March 31, 2009, impairment expense of $22,839 was recognized (all of which was incurred during the quarter-ended December 31, 2008).  There was no impairment expense in fiscal year 2008.  For the fiscal year ended March 31, 2007, impairment expense of $103,003 was recognized.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At March 31, 2009, the Series had $427,375 of short-term investments (Cash and Cash Equivalents).  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $81,656 for the year ended March 31, 2009.  However, after adjusting for Equity in Loss of Project Partnerships of $4,692 and the changes in operating assets and liabilities, net cash used in operating activities was $124,031.  Cash provided by investing activities totaled $462,905 consisting of $29,761 in cash distributions from the Project Partnerships, $130,444 in net proceeds from the Sale of Project Partnerships (refer to the exit strategy section herein for more detailed discussion of these sales of Project Partnerships), and the balance from matured U.S. Treasury Notes.  Cash used in financing activities consists of distributions paid to Assignees totaling $39,915.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  Impairment expense for the year ended March 31, 2009 totaled $22,839 (all in Series 6), all of which was incurred during the quarter-ended December 31, 2008.  No impairment expense was recognized for the fiscal year ended March 31, 2008.  Impairment expense for the year ended March 31, 2007 totaled $103,003 (all in Series 6).

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities.  FAS No. 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway has adopted FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard did not have a material impact on Gateway’s financial position, operations or cash flow.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway has adopted FAS No. 159 in fiscal year 2009 but did not remeasure its financial assets and financial liabilities as a result of its adoption.  Accordingly, the adoption of this standard did not have a material impact on Gateway’s financial position, operations or cash flow.

FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Gateway is a pass-through entity and is not required to pay income taxes, FIN No. 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued FSP No. FIN 48-3:  Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN No. 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date was intended to give the Board additional time to develop guidance on the application of FIN No. 48 by pass-through entities and not-for-profit organizations.  Gateway may modify its disclosures if the FASB’s guidance regarding application of FIN No. 48 to pass-through entities changes.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP, which is effective for interim and annual reporting periods ending after June 15, 2009, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In November 2008, the FASB ratified EITF No. 08-6, “Equity Method Investment Accounting Considerations,” which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments.  This standard shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  The adoption of this standard did not have a material impact on the Gateway’s financial statements.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities.  Upon adoption of FAS 167, Gateway will have reconsidered its previous FIN46(R) conclusions regarding its investments in Project Partnerships.  FAS 167 is not effective for Gateway until its fiscal year ended March 31, 2011 and early adoption is prohibited.  Gateway has not yet determined the impact, if any, FAS 167 will have on its financial statements for the year-ended March 31, 2011.

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

As of March 31, 2009, Gateway holds a limited partner interest in 99 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  17 Project Partnerships for Series 2, 15 Project Partnerships for Series 3, 10 Project Partnerships for Series 4, 28 Project Partnerships for Series 5, and 29 Project Partnerships for Series 6.  Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of March 31, 2009, 49 of the Project Partnerships have been sold or otherwise disposed of (5 in Series 2, 8 in Series 3, 19 in Series 4, 8 in Series 5, and 9 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

Fiscal Year 2009 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
September 2008	Prairie Apartments	$ 7,741	$ 1.26	$ 7,741
	Other, net (see below)	-	-	5,300
$ 13,041

The net proceeds per BAC from the sale of Prairie Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds will be distributed to the Series 2 Assignees in a subsequent quarter.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $5,300 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount will be distributed to the Series 2 Assignees in a subsequent quarter.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The Lakeshore Apartments property was the subject of a fiscal year 2008 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and $3,357 of re-syndication profit has been contributed during fiscal year 2009 to Gateway by the Managing General Partner (in October 2008).  This amount is included as a component of the Distribution Payable and Distributions to Assignees on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of March 31, 2009.  The distribution to the Series 2 Assignees will occur in a subsequent quarter.

Series 4

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
December 2008	Williston Properties	$ 43,512	$ 6.29	$ 43,512
December 2008	St. George Properties	43,592	6.30	43,592
December 2008	Jonesville Manor	79,579	11.51	79,499
September 2008	Rural Development Group	24,550	3.55	24,550
June 2008	Norton Green	120,977	17.49	120,645
	Other, net (see below)	-	-	1,850
				$ 313,648

The net proceeds per BAC from the sale of Williston Properties, St. George Properties, Jonesville Manor, and Rural Development are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds were distributed to the Series 4 Assignees in April 2009.

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

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $1,850 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount will be distributed to the Series 4 Assignees in a subsequent quarter.

Series 5

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
	Other, net (see below)	$ -	$ -	$ 3,700
$ 3,700

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $3,700 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount will be distributed to the Series 5 Assignees in a subsequent quarter.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
December 2008	Newport Village	$ 46,919	$ 4.64	$ 46,369
December 2008	Blacksburg Terrace	47,490	4.70	47,410
September 2008	Spruce Apartments	9,442	0.93	9,442
September 2008	Shannon Apartments	7,741	0.77	7,741
September 2008	Cornell Apartments	9,741	0.96	9,741
September 2008	Winter Park Apartments	9,741	0.96	9,741
				$ 130,444

The net proceeds per BAC from the sale of Newport Village, Blacksburg Terrace, Spruce Apartments, Shannon Apartments, Cornell Apartments, and Winter Park Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds were distributed to the Series 6 Assignees in May 2009.

Fiscal Year 2008 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
October 2007	Inverness Club, Ltd.	$ 309,188	$ 50.39	$ 308,748
October 2007	Lakeshore Apartments	105,432	17.18	105,324
April 2007	Claxton Elderly, Ltd.	56,043	9.13	56,043
April 2007	Lake Park, Ltd.	183,026	29.83	182,807
				$ 652,922

The net proceeds per BAC from the sale of Inverness Club, Ltd. and Lakeshore Apartments were distributed to the Series 2 Assignees in February 2008.

The net proceeds per BAC from the sale of Claxton Elderly, Ltd. were distributed to the Series 2 Assignees in August 2007.

The net proceeds per BAC from the sale of Lake Park, Ltd. were distributed to the Series 2 Assignees in October 2007.

The following properties were the subject of re-syndication transactions in which the Managing General Partner was involved in the re-syndication, and $191,053 of re-syndication profit was contributed to Gateway by the Managing General Partner in October 2007.  The re-syndication profit contributions associated with each transaction are as follows:

Claxton Elderly, Ltd.	$ 42,775
Lake Park, Ltd.	148,278

Total Re-syndication contribution	$ 191,053

Series 3

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
December 2007	Sunchase II, Ltd.	$ 73,000	$ 13.38	$ 74,700
December 2007	Logansport Seniors Apartments	6,000	1.10	7,371
March 2007	Belmont Senior Apts., Ltd.	-	-	43,850
	Other, net (see below)	-	-	185
				$ 126,106

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

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $185 resulting from the true-up of accrued and actual legal expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount was distributed to the Series 3 Assignees in March 2008.

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
				$ 303,811

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
				$ 228,591

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

The net proceeds per BAC from the sale of Autumn Village II were distributed to the Series 6 Assignees in November 2007.

Fiscal Year 2007 Disposition Activity:

Series 3

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
March 2007	Belmont Senior Apts., Ltd.	$ 43,850	$ 8.04	$ -	$ 43,850
January 2007	Southwood	42,652	7.82	42,622	-
January 2007	Bryan Senior Village	82,145	15.06	82,145	-
January 2007	Brubaker Square	115,009	21.08	115,009	-
January 2007	Villa Allegra	73,408	13.45	73,408	-
November 2006	Birchwood Apartments	99,410	18.25	99,410	-
				$ 412,624	$ 43,850

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

The net proceeds per BAC from the sale of Southwood, Bryan Senior Village, Brubaker Square, and Villa Allegra are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Series 3 Assignees in May 2007.

The net proceeds per BAC from the sale of Birchwood Apartments were distributed to the Series 3 Assignees in December 2006.

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
March 2007	Edmonton Senior, Ltd.	$ 38,350	$ 5.55	$ -	$ 38,350
March 2007	Owingsville Senior, Ltd.	45,850	6.63	-	45,850
January 2007	Alsace Village	23,370	3.38	23,370	-
January 2007	Smithfield Greenbriar	39,370	5.69	39,370	-
				$ 62,740	$ 84,200

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

The net proceeds per BAC from the sale of Alsace Village and Smithfield Greenbriar are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Series 4 Assignees in May 2007.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of March 31, 2009:

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

Series 5

Carrollton Club, Ltd., L.P.	Alma Properties
Clayton Properties	Mill Creek Properties V
Spring Hill Housing, L.P.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $495,000, or $57.45 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 5 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 18-month period.

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

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase either the Project Partnership Interest or Assets:

Series 2

Lewiston Limited Partnership

Should this option be exercised, the estimated net sales proceeds to Gateway from the sales transaction are estimated to be $134,000, or $22.00 per beneficial assignee certificate potentially available for distribution to the Series 2 Assignees within the next 18 months.  This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

Series 3

Countrywood Apartments, Limited	Wildwood Apartments, Limited

Should each of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $205,000, or $37.57 per beneficial assignee certificate potentially available for distribution to the Series 3 Assignees within the next 18 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Series 5

Shellman Housing, L.P.	Pine Terrace Apartments, L.P.
Crisp Properties, L.P.	Blackshear Apartments, L.P. Phase II
Woodcrest Associates of South Boston

Should each of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $620,000, or $71.96 per beneficial assignee certificate potentially available for distribution to the Series 5 Assignees within the next 18 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Series 6

Meadowcrest Apartments, Ltd.	Lancaster House
Country Place Apartments – Coal City

Should each of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $270,000, or $26.72 per beneficial assignee certificate potentially available for distribution to the Series 6 Assignees within the next 18 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Gateway is exploring options regarding the sale or other disposition of the remaining Project Partnership investments not specifically listed above.  Any net proceeds arising from these particular Project Partnerships are anticipated to be minimal.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disclosure of Contractual Obligations

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities Reflected on the
Registrant’s Balance Sheet under GAAP	$4,433,363 (1)	55,670	4,377,693	0	0

(1)  The Other Liabilities represent the asset management fees and other general and administrative expense reimbursements owed to the General Partners as of March 31, 2009.  This payable is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing.  As referred to in Note 4, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due later than one year within the next twelve months.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, no information is required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund II Ltd.

We have audited the accompanying balance sheets of Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) – Series 2 through 6, in total and for each series, as of March 31, 2009 and 2008, and the related statements of operations, partners’ deficit, and cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2009.  Gateway’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund II Ltd. – Series 2 through 6, in total and for each series, as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.
REZNICK GROUP, P.C.

Atlanta, Georgia
June 29, 2009

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 2		SERIES 3		SERIES 4
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 161,708	$ 83,047	$ 148,892	$ 75,920	$ 408,013	$ 97,986
Investments in Securities	-	126,654	-	126,654	-	177,316

Total Assets	$ 161,708	$ 209,701	$ 148,892	$ 202,574	$ 408,013	$ 275,302

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 8,464	$ 55,456	$ 8,265	$ 53,465	$ 9,602	$ 63,632
Distribution Payable	16,121	-	3,249	3,249	192,692	9,737

Total Current Liabilities	24,585	55,456	11,514	56,714	202,294	73,369

Long-Term Liabilities:
Payable to General Partners	813,714	726,103	676,401	594,405	863,408	782,308

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
6,136, 5,456, and 6,915 for Series 2, 3, and 4, respectively,
have been issued at March 31, 2009 and 2008	(817,096)	(709,923)	(539,371)	(449,798)	(663,078)	(583,401)
General Partners	140,505	138,065	348	1,253	5,389	3,026

Total Partners' Deficit	(676,591)	(571,858)	(539,023)	(448,545)	(657,689)	(580,375)

Total Liabilities and Partners' Deficit	$ 161,708	$ 209,701	$ 148,892	$ 202,574	$ 408,013	$ 275,302

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 107,240	$ 258,274	$ 427,375	$ 128,416	$ 1,253,228	$ 643,643
Investments in Securities	-	126,654	-	303,971	-	861,249

Total Current Assets	107,240	384,928	427,375	432,387	1,253,228	1,504,892

Investments in Project Partnerships, net	-	21,112	-	28,229	-	49,341

Total Assets	$ 107,240	$ 406,040	$ 427,375	$ 460,616	$ 1,253,228	$ 1,554,233

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 13,333	$ 83,663	$ 16,006	$ 79,468	$ 55,670	$ 335,684
Distribution Payable	3,704	179,992	130,517	39,987	346,283	232,965

Total Current Liabilities	17,037	263,655	146,523	119,455	401,953	568,649

Long-Term Liabilities:
Payable to General Partners	832,457	690,261	1,191,713	1,039,921	4,377,693	3,832,998

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
8,616 and 10,105 for Series 5 and 6, respectively, have
been issued at March 31, 2009 and 2008	(742,574)	(550,103)	(912,084)	(692,755)	(3,674,203)	(2,985,980)
General Partners	320	2,227	1,223	(6,005)	147,785	138,566

Total Partners' Deficit	(742,254)	(547,876)	(910,861)	(698,760)	(3,526,418)	(2,847,414)

Total Liabilities and Partners' Deficit	$ 107,240	$ 406,040	$ 427,375	$ 460,616	$ 1,253,228	$ 1,554,233

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 2			SERIES 3
	2009	2008	2007	2009	2008	2007
Revenues:
Distribution Income	$ 13,586	$ 13,326	$ 15,209	$ 14,465	$ 19,193	$ 20,439
Total Revenues	13,586	13,326	15,209	14,465	19,193	20,439

Expenses:
Asset Management Fee - General Partner	47,611	59,534	67,315	37,995	43,194	58,055
General and Administrative:
General Partner	54,129	63,960	61,537	46,497	53,244	63,702
Other	20,186	22,305	19,652	24,045	19,208	21,099

Total Expenses	121,926	145,799	148,504	108,537	115,646	142,856

Loss Before Equity in Income of Project Partnerships and Other Income	(108,340)	(132,473)	(133,295)	(94,072)	(96,453)	(122,417)
Equity in Income of Project Partnerships	-	-	-	-	-	490
Gain on Sale of Project Partnerships	13,041	652,922	-	-	126,106	412,624
Interest Income	3,608	18,524	14,168	3,594	13,134	15,265

Net (Loss) Income	$ (91,691)	$ 538,973	$ (119,127)	$ (90,478)	$ 42,787	$ 305,962

Allocation of Net (Loss) Income:
Assignees	$ (90,774)	$ 533,583	$ (117,936)	$ (89,573)	$ 41,534	$ 255,563
General Partners	(917)	5,390	(1,191)	(905)	1,253	50,399

	$ (91,691)	$ 538,973	$ (119,127)	$ (90,478)	$ 42,787	$ 305,962

Net (Loss) Income Per Beneficial Assignee Certificate	$ (14.79)	$ 86.96	$ (19.22)	$ (16.42)	$ 7.61	$ 46.84

Number of Beneficial Assignee Certificates Outstanding	6,136	6,136	6,136	5,456	5,456	5,456

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 4			SERIES 5
	2009	2008	2007	2009	2008	2007
Revenues:
Distribution Income	$ 12,173	$ 14,020	$ 20,091	$ 16,491	$ 27,867	$ 26,812
Total Revenues	12,173	14,020	20,091	16,491	27,867	26,812

Expenses:
Asset Management Fee - General Partner	33,100	60,199	74,671	77,196	86,397	92,287
General and Administrative:
General Partner	39,332	68,200	81,118	86,794	95,494	97,901
Other	22,583	22,840	23,570	31,379	26,495	24,984
Amortization	-	-	-	-	-	15,436

Total Expenses	95,015	151,239	179,359	195,369	208,386	230,608

Loss Before Equity in Loss of Project Partnerships and Other Income	(82,842)	(137,219)	(159,268)	(178,878)	(180,519)	(203,796)
Equity in Loss of Project Partnerships	-	-	-	(18,638)	(23,323)	(5,528)
Gain on Sale of Project Partnerships	313,648	303,811	62,740	3,700	228,591	-
Interest Income	5,528	16,660	17,252	3,138	14,069	14,639

Net Income (Loss)	$ 236,334	$ 183,252	$ (79,276)	$ (190,678)	$ 38,818	$ (194,685)

Allocation of Net Income (Loss):
Assignees	$ 233,971	$ 180,226	$ (143,109)	$ (188,771)	$ 32,556	$ (192,738)
General Partners	2,363	3,026	63,833	(1,907)	6,262	(1,947)

	$ 236,334	$ 183,252	$ (79,276)	$ (190,678)	$ 38,818	$ (194,685)

Net Income (Loss) Per Beneficial Assignee Certificate	$ 33.84	$ 26.06	$ (20.70)	$ (21.91)	$ 3.78	$ (22.37)

Number of Beneficial Assignee Certificates Outstanding	6,915	6,915	6,915	8,616	8,616	8,616

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 6			TOTAL SERIES 2 - 6
	2009	2008	2007	2009	2008	2007
Revenues:
Distribution Income	$ 29,062	$ 28,650	$ 29,678	$ 85,777	$ 103,056	$ 112,229
Total Revenues	29,062	28,650	29,678	85,777	103,056	112,229

Expenses:
Asset Management Fee - General Partner	91,792	100,623	101,242	287,694	349,947	393,570
General and Administrative:
General Partner	99,847	112,863	103,495	326,599	393,761	407,753
Other	29,828	27,252	28,470	128,021	118,100	117,775
Amortization	-	21,063	44,929	-	21,063	60,365
Impairment Loss on Investment in Project Partnerships	22,839	-	103,003	22,839	-	103,003

Total Expenses	244,306	261,801	381,139	765,153	882,871	1,082,466

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(215,244)	(233,151)	(351,461)	(679,376)	(779,815)	(970,237)
Equity in (Loss) Income of Project Partnerships	(4,692)	18,738	(7,156)	(23,330)	(4,585)	(12,194)
Gain (Loss) on Sale of Project Partnerships	130,444	(74,634)	-	460,833	1,236,796	475,364
Interest Income	7,836	21,263	25,949	23,704	83,650	87,273

Net (Loss) Income	$ (81,656)	$ (267,784)	$ (332,668)	$ (218,169)	$ 536,046	$ (419,794)

Allocation of Net (Loss) Income:
Assignees	$ (88,884)	$ (265,106)	$ (329,341)	$ (224,031)	$ 522,793	$ (527,561)
General Partners	7,228	(2,678)	(3,327)	5,862	13,253	107,767

	$ (81,656)	$ (267,784)	$ (332,668)	$ (218,169)	$ 536,046	$ (419,794)

Net Loss Per Beneficial Assignee Certificate	$ (8.80)	$ (26.24)	$ (32.59)

Number of Beneficial Assignee Certificates Outstanding	10,105	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2006	$ (281,595)	$ (57,187)	$ (338,782)	$ (207,975)	$ (50,399)	$ (258,374)

Net (Loss) Income	(117,936)	(1,191)	(119,127)	255,563	50,399	305,962

Distributions	-	-	-	(412,845)	-	(412,845)

Balance at March 31, 2007	(399,531)	(58,378)	(457,909)	(365,257)	-	(365,257)

Capital Contributions	-	191,053	191,053	-	-	-

Net Income	533,583	5,390	538,973	41,534	1,253	42,787

Distributions	(843,975)	-	(843,975)	(126,075)	-	(126,075)

Balance at March 31, 2008	(709,923)	138,065	(571,858)	(449,798)	1,253	(448,545)

Capital Contributions	-	3,357	3,357	-	-	-

Net Loss	(90,774)	(917)	(91,691)	(89,573)	(905)	(90,478)

Distributions	(16,399)	-	(16,399)	-	-	-

Balance at March 31, 2009	$ (817,096)	$ 140,505	$ (676,591)	$ (539,371)	$ 348	$ (539,023)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2006	$ (253,967)	$ (63,833)	$ (317,800)	$ (82,842)	$ (2,088)	$ (84,930)

Net (Loss) Income	(143,109)	63,833	(79,276)	(192,738)	(1,947)	(194,685)

Distributions	(62,744)	-	(62,744)	-	-	-

Balance at March 31, 2007	(459,820)	-	(459,820)	(275,580)	(4,035)	(279,615)

Net Income	180,226	3,026	183,252	32,556	6,262	38,818

Distributions	(303,807)	-	(303,807)	(307,079)	-	(307,079)

Balance at March 31, 2008	(583,401)	3,026	(580,375)	(550,103)	2,227	(547,876)

Net Income (Loss)	233,971	2,363	236,334	(188,771)	(1,907)	(190,678)

Distributions	(313,648)	-	(313,648)	(3,700)	-	(3,700)

Balance at March 31, 2009	$ (663,078)	$ 5,389	$ (657,689)	$ (742,574)	$ 320	$ (742,254)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2006	$ 2,162	$ -	$ 2,162	$ (824,217)	$ (173,507)	$ (997,724)

Net (Loss) Income	(329,341)	(3,327)	(332,668)	(527,561)	107,767	(419,794)

Distributions	-	-	-	(475,589)	-	(475,589)

Balance at March 31, 2007	(327,179)	(3,327)	(330,506)	(1,827,367)	(65,740)	(1,893,107)

Capital Contributions	-	-	-	-	191,053	191,053

Net (Loss) Income	(265,106)	(2,678)	(267,784)	522,793	13,253	536,046

Distributions	(100,470)	-	(100,470)	(1,681,406)	-	(1,681,406)

Balance at March 31, 2008	(692,755)	(6,005)	(698,760)	(2,985,980)	138,566	(2,847,414)

Capital Contributions	-	-	-	-	3,357	3,357

Net (Loss) Income	(88,884)	7,228	(81,656)	(224,031)	5,862	(218,169)

Distributions	(130,445)	-	(130,445)	(464,192)	-	(464,192)

Balance at March 31, 2009	$ (912,084)	$ 1,223	$ (910,861)	$ (3,674,203)	$ 147,785	$ (3,526,418)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 2
	2009	2008	2007
Cash Flows from Operating Activities:
Net (Loss) Income	$ (91,691)	$ 538,973	$ (119,127)
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Discount on Investment in Securities	(1,198)	(392)	(509)
Gain on Sale of Project Partnerships	(13,041)	(652,922)	-
Distribution Income	(13,586)	(13,326)	(15,209)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	1,610	(456)	(2,120)
Increase in Payable to General Partners	40,342	66,563	67,716
Decrease in Other Payable	-	-	(8,030)
Net Cash Used in Operating Activities	(77,564)	(61,560)	(77,279)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	13,585	13,326	15,209
Net Proceeds from Sale of Project Partnerships	13,041	652,922	-
Redemption of Investment Securities	246,000	127,000	66,276
Purchase of Investment Securities	(119,758)	(125,166)	(125,011)
Net Cash Provided by (Used in) Investing Activities	152,868	668,082	(43,526)

Cash Flows from Financing Activities:
Capital Contributions	3,357	191,053	-
Distributions Paid to Assignees	-	(844,252)	-
Net Cash Provided by (Used in) Financing Activities	3,357	(653,199)	-

Increase (Decrease) in Cash and Cash Equivalents	78,661	(46,677)	(120,805)
Cash and Cash Equivalents at Beginning of Year	83,047	129,724	250,529

Cash and Cash Equivalents at End of Year	$ 161,708	$ 83,047	$ 129,724

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 11,098	$ 277	$ -
Distribution to Assignees	(11,098)	-	-
Decrease in Payable to General Partners	-	(277)	-
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 3
	2009	2008	2007
Cash Flows from Operating Activities:
Net (Loss) Income	$ (90,478)	$ 42,787	$ 305,962
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Discount on Investment in Securities	(1,301)	(392)	(509)
Equity in Income of Project Partnerships	-	-	(490)
Gain on Sale of Project Partnerships	-	(126,106)	(412,624)
Distribution Income	(14,465)	(19,193)	(20,439)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	1,610	(456)	(2,120)
Increase in Payable to General Partners	36,796	41,305	60,504
Decrease in Other Payable	-	-	(7,300)
Net Cash Used in Operating Activities	(67,838)	(62,055)	(77,016)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	44,000	-
Distributions Received from Project Partnerships	14,465	19,193	20,439
Net Proceeds from Sale of Project Partnerships	-	82,256	412,964
Redemption of Investment Securities	256,000	127,000	58,952
Purchase of Investment Securities	(129,655)	(125,166)	(125,011)
Net Cash Provided by Investing Activities	140,810	147,283	367,344

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	(436,099)	(99,572)
Net Cash Used in Financing Activities	-	(436,099)	(99,572)

Increase (Decrease) in Cash and Cash Equivalents	72,972	(350,871)	190,756
Cash and Cash Equivalents at Beginning of Year	75,920	426,791	236,035

Cash and Cash Equivalents at End of Year	$ 148,892	$ 75,920	$ 426,791

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ -	$ 313,273
Distribution to Assignees	-	-	(313,273)
Increase in Receivable - Other	-	-	(44,000)
Proceeds from Sale of Project Partnerships	-	-	44,000
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 4
	2009	2008	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$ 236,334	$ 183,252	$ (79,276)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Discount on Investment in Securities	(1,806)	(550)	(713)
Gain on Sale of Project Partnerships	(313,648)	(303,811)	(62,740)
Distribution Income	(12,173)	(14,020)	(20,091)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	2,254	(637)	(2,972)
Increase in Payable to General Partners	27,070	63,151	76,130
Decrease in Other Payable	-	-	(8,030)
Net Cash Used in Operating Activities	(61,969)	(72,615)	(97,692)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	84,500	-
Distributions Received from Project Partnerships	12,173	14,020	20,091
Net Proceeds from Sale of Project Partnerships	313,648	219,611	62,440
Redemption of Investment Securities	357,000	178,000	74,685
Purchase of Investment Securities	(180,132)	(175,232)	(175,212)
Net Cash Provided by (Used in) Investing Activities	502,689	320,899	(17,996)

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(130,693)	(356,814)	-
Net Cash Used in Financing Activities	(130,693)	(356,814)	-

Increase (Decrease) in Cash and Cash Equivalents	310,027	(108,530)	(115,688)
Cash and Cash Equivalents at Beginning of Year	97,986	206,516	322,204

Cash and Cash Equivalents at End of Year	$ 408,013	$ 97,986	$ 206,516

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 191,233	$ -	$ 62,744
Distribution to Assignees	(191,233)	-	(62,744)
Increase in Receivable - Other	-	-	(84,500)
Proceeds from Sale of Project Partnerships	-	-	84,500
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 5
	2009	2008	2007
Cash Flows from Operating Activities:
Net (Loss) Income	$ (190,678)	$ 38,818	$ (194,685)
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Amortization	-	-	15,436
Discount on Investment in Securities	(469)	(287)	(405)
Equity in Loss of Project Partnerships	18,638	23,323	5,528
Gain on Sale of Project Partnerships	(3,700)	(228,591)	-
Distribution Income	(16,491)	(27,867)	(26,812)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	1,610	(692)	(1,686)
Decrease in Receivable - Other	-	-	912
Increase in Payable to General Partners	71,866	91,477	93,100
Decrease in Other Payable	-	-	(3,650)
Net Cash Used in Operating Activities	(119,224)	(103,819)	(112,262)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	18,965	30,347	32,075
Net Proceeds from Sale of Project Partnerships	3,700	307,079	-
Redemption of Investment Securities	175,000	101,000	93,086
Purchase of Investment Securities	(49,487)	(125,166)	(99,418)
Net Cash Provided by Investing Activities	148,178	313,260	25,743

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(179,988)	(127,087)	-
Net Cash Used in Financing Activities	(179,988)	(127,087)	-

(Decrease) Increase in Cash and Cash Equivalents	(151,034)	82,354	(86,519)
Cash and Cash Equivalents at Beginning of Year	258,274	175,920	262,439

Cash and Cash Equivalents at End of Year	$ 107,240	$ 258,274	$ 175,920

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ 180,282	$ -
Distribution to Assignees	-	(180,282)	-
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	SERIES 6
	2009	2008	2007
Cash Flows from Operating Activities:
Net Loss	$ (81,656)	$ (267,784)	$ (332,668)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	-	21,063	44,929
Impairment Loss on Investment in Project Partnerships	22,839	-	103,003
Accreted Interest Income on Investments in Securities	-	-	(4,630)
Discount on Investment in Securities	(2,595)	(837)	(1,117)
Equity in Loss (Income) of Project Partnerships	4,692	(18,738)	7,156
(Gain) Loss on Sale of Project Partnerships	(130,444)	74,634	-
Distribution Income	(29,062)	(28,650)	(29,678)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	3,865	(1,330)	(4,659)
Increase in Payable to General Partners	88,330	105,780	101,582
Net Cash Used in Operating Activities	(124,031)	(115,862)	(116,082)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	29,761	31,770	38,096
Net Proceeds from Sale of Project Partnerships	130,444	100,471	-
Redemption of Investment Securities	563,000	279,000	83,000
Purchase of Investment Securities	(260,300)	(300,398)	(274,630)
Net Cash Provided by (Used in) Investing Activities	462,905	110,843	(153,534)

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(39,915)	(60,529)	-
Net Cash Used in Financing Activities	(39,915)	(60,529)	-

Increase (Decrease) in Cash and Cash Equivalents	298,959	(65,548)	(269,616)
Cash and Cash Equivalents at Beginning of Year	128,416	193,964	463,580

Cash and Cash Equivalents at End of Year	$ 427,375	$ 128,416	$ 193,964

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 131,074	$ 41,274	$ -
Distribution to Assignees	(131,074)	(41,274)	-
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	TOTAL SERIES 2 - 6
	2009	2008	2007
Cash Flows from Operating Activities:
Net (Loss) Income	$ (218,169)	$ 536,046	$ (419,794)
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Amortization	-	21,063	60,365
Impairment Loss on Investment in Project Partnerships	22,839	-	103,003
Accreted Interest Income on Investments in Securities	-	-	(4,630)
Discount on Investment in Securities	(7,369)	(2,458)	(3,253)
Equity in Loss of Project Partnerships	23,330	4,585	12,194
Gain on Sale of Project Partnerships	(460,833)	(1,236,796)	(475,364)
Distribution Income	(85,777)	(103,056)	(112,229)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	10,949	(3,571)	(13,557)
Decrease in Receivable - Other	-	-	912
Increase in Payable to General Partners	264,404	368,276	399,032
Decrease in Other Payable	-	-	(27,010)
Net Cash Used in Operating Activities	(450,626)	(415,911)	(480,331)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	128,500	-
Distributions Received from Project Partnerships	88,949	108,656	125,910
Net Proceeds from Sale of Project Partnerships	460,833	1,362,339	475,404
Redemption of Investment Securities	1,597,000	812,000	375,999
Purchase of Investment Securities	(739,332)	(851,128)	(799,282)
Net Cash Provided by Investing Activities	1,407,450	1,560,367	178,031

Cash Flows from Financing Activities:
Capital Contributions	3,357	191,053	-
Distributions Paid to Assignees	(350,596)	(1,824,781)	(99,572)
Net Cash Used in Financing Activities	(347,239)	(1,633,728)	(99,572)

Increase (Decrease) in Cash and Cash Equivalents	609,585	(489,272)	(401,872)
Cash and Cash Equivalents at Beginning of Year	643,643	1,132,915	1,534,787

Cash and Cash Equivalents at End of Year	$ 1,253,228	$ 643,643	$ 1,132,915

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 333,405	$ 221,833	$ 376,017
Distribution to Assignees	(333,405)	(221,556)	(376,017)
Decrease in Payable to General Partners	-	(277)	-
Increase in Receivable - Other	-	-	(128,500)
Proceeds from Sale of Project Partnerships	-	-	128,500
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009, 2008 AND 2007

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. (“Gateway”), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of March 31, 2009, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the “Assignees”).  As of March 31, 2008, Gateway had received capital contributions of $192,053 from the General Partners and $37,228,000 from the Assignees.  The fiscal year of Gateway for reporting purposes ends on March 31.

Pursuant to the Securities Act of 1933, Gateway filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective September 12, 1989, which covered the offering of Gateway’s Beneficial Assignee Certificates (“BACs”) representing assignments of units for the beneficial interest of the limited partnership interest of the Assignor Limited Partner.  The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business.

Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly owned subsidiaries of Raymond James Financial, Inc., are the General Partner and the Managing General Partner, respectively and collectively the General Partners.

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of March 31, 2009.  Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Quarterly the Investments in Project Partnerships are increased or decreased as follows:

1)       Increased for equity in income or decreased for equity in loss of the Project Partnerships,
2)       Decreased for cash distributions received from the Project Partnerships,
3)       Decreased for the amortization of the acquisition fees and expenses, and
4)       Decreased, where appropriate, for impairment.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships in the present Tax Credit market conditions cannot be practicably determined.  As a result, Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Accordingly, in the quarter ended December 31, 2008, impairment expense of $22,839 was recognized in the Statement of Operations (all in Series 6).  No impairment expense was incurred in the fourth quarter of fiscal year 2009.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 6 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized for the fiscal year ended March 31, 2008.  Impairment expense for the year ended March 31, 2007 totaled $103,003 (all in Series 6).

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during fiscal years 2007, 2008 or 2009.

Cash and Cash Equivalents

Gateway’s policy is to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents.  Short-term investments are comprised of money market mutual funds.

Concentration of Credit Risk

Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly owned subsidiary of Raymond James Financial, Inc. and as of March 31, 2008, U.S. Treasury securities.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investment in Securities

Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”) (refer to Note 3 herein).  Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway’s intent in holding the securities.  As of March 31, 2008, Gateway’s intent was to hold all of its debt securities (U.S. Treasury Notes) until maturity and to use these assets to fund Gateway’s ongoing operations.  The U.S. Treasury Notes are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.  There are no Investments in Securities as of March 31, 2009.

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

Gateway holds variable interests in 97 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Two of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $17,504,079 at March 31, 2009.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities.  FAS No. 157 establishes a common definition of fair value and provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of FAS No. 157 until November 15, 2008 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis.  Gateway has adopted FAS No. 157 effective as of fiscal year end March 31, 2009.  The adoption of this standard did not have a material impact on Gateway’s financial position, operations or cash flow.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Gateway has adopted FAS No. 159 in fiscal year 2009 but did not remeasure its financial assets and financial liabilities as a result of its adoption.  Accordingly, the adoption of this standard did not have a material impact on Gateway’s financial position, operations or cash flow.

FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes.  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Gateway is a pass-through entity and is not required to pay income taxes, FIN No. 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued FSP No. FIN 48-3:  Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN No. 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date was intended to give the Board additional time to develop guidance on the application of FIN No. 48 by pass-through entities and not-for-profit organizations.  Gateway may modify its disclosures if the FASB’s guidance regarding application of FIN No. 48 to pass-through entities changes.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP, which is effective for interim and annual reporting periods ending after June 15, 2009, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In November 2008, the FASB ratified EITF No. 08-6, “Equity Method Investment Accounting Considerations,” which clarifies the accounting for how to account for certain transactions and impairment considerations involving equity method investments.  This standard shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The adoption of this standard is not expected to have a material impact on Gateway’s financial position, operations or cash flow.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8—Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  The adoption of this standard did not have a material impact on the Gateway’s financial statements.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities.  Upon adoption of FAS 167, Gateway will have reconsidered its previous FIN46(R) conclusions regarding its investments in Project Partnerships.  FAS 167 is not effective for Gateway until its fiscal year ended March 31, 2011 and early adoption is prohibited.  Gateway has not yet determined the impact, if any, FAS 167 will have on its financial statements for the year-ended March 31, 2011.

NOTE 3 - INVESTMENT IN SECURITIES:

The March 31, 2008 Balance Sheet includes Investments in Securities consisting of U.S. Treasury Notes which represents their cost, plus accreted interest income and unamortized premiums of $1,654 for Series 2, $1,654 for Series 3, $2,316 for Series 4, $1,654 for Series 5 and $3,971 for Series 6.  The Investments in Securities were held in a brokerage account maintained at Raymond James and Associates, Inc., an affiliate of the General Partners.  A separate accounting is maintained for each Series’ share of any investments.

	Series 2		Series 3
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Amortized Cost	$ -	$ 126,654	$ -	$ 126,654
Gross Unrealized Loss	-	(501)	-	(501)

Fair Value	$ -	$ 126,153	$ -	$ 126,153

	Series 4		Series 5
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Amortized Cost	$ -	$ 177,316	$ -	$ 126,654
Gross Unrealized Loss	-	(702)	-	(501)

Fair Value	$ -	$ 176,614	$ -	$ 126,153

	Series 6		Total Series 2 – 6
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Amortized Cost	$ -	$ 303,970	$ -	$ 861,248
Gross Unrealized Loss	-	(1,204)	-	(3,409)

Fair Value	$ -	$ 302,766	$ -	$ 857,839

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

For the years ended March 31, 2009, 2008 and 2007 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2009	2008	2007
Series 2	$ 47,611	$ 59,534	$ 67,315
Series 3	37,995	43,194	58,055
Series 4	33,100	60,199	74,671
Series 5	77,196	86,397	92,287
Series 6	91,792	100,623	101,242
Total	$ 287,694	$ 349,947	$ 393,570

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2009	2008	2007
Series 2	$ 54,129	$ 63,960	$ 61,537
Series 3	46,497	53,244	63,702
Series 4	39,332	68,200	81,118
Series 5	86,794	95,494	97,901
Series 6	99,847	112,863	103,495
Total	$ 326,599	$ 393,761	$ 407,753

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2009 and 2008 are as follows:

	March 31, 2009	March 31, 2008
Series 2	$ 822,178	$ 781,559
Series 3	684,666	647,870
Series 4	873,010	845,940
Series 5	845,790	773,924
Series 6	1,207,719	1,119,389
Total	$ 4,433,363	$ 4,168,682

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 6, Summary of Disposition Activities herein.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS:

As of March 31, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 2 - 17, Series 3 - 15, and Series 4 - 10) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,159,579	$ 3,351,639	$ 2,494,974	$ 2,494,974	$ 1,556,420	$ 2,563,233

Cumulative equity in losses of Project
Partnerships (1)	(3,298,001)	(3,497,278)	(2,675,808)	(2,675,808)	(1,645,185)	(2,722,332)

Cumulative distributions received from
Project Partnerships	(59,212)	(69,851)	(93,673)	(93,673)	(45,823)	(73,322)

Investment in Project Partnerships before
Adjustment	(197,634)	(215,490)	(274,507)	(274,507)	(134,588)	(232,421)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	254,188	278,463	318,739	318,739	164,485	280,277
Accumulated amortization of acquisition
fees and expenses	(56,554)	(62,973)	(44,232)	(44,232)	(29,897)	(47,856)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $5,135,273 in Series 2, $5,884,963 in Series 3, and $2,922,713 in Series 4 for the year ended March 31, 2009; and cumulative suspended losses of $4,816,357 in Series 2, $5,485,807 in Series 3, and $4,400,783 in Series 4 for the year ended March 31, 2008 are not included.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of March 31, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 28 and Series 6 - 29) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009	2008
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 5,097,323	$ 5,097,323	$ 5,424,795	$ 6,511,934	$ 17,733,091	$ 20,019,103

Cumulative equity in losses of Project
Partnerships (1)	(5,329,389)	(5,310,751)	(5,590,369)	(6,715,160)	(18,538,752)	(20,921,329)

Cumulative distributions received from
Project Partnerships	(160,153)	(157,679)	(191,505)	(228,408)	(550,366)	(622,933)

Investment in Project Partnerships before
Adjustment	(392,219)	(371,107)	(357,079)	(431,634)	(1,356,027)	(1,525,159)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	531,092	531,092	557,032	667,412	1,825,536	2,075,983
Accumulated amortization of acquisition
fees and expenses	(138,873)	(138,873)	(177,114)	(207,549)	(446,670)	(501,483)

Reserve for Impairment of Investment in
Project Partnerships	-	-	(22,839)	-	(22,839)	-

Investments in Project Partnerships	$ -	$ 21,112	$ -	$ 28,229	$ -	$ 49,341

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $7,971,901 in Series 5 and $5,086,927 in Series 6 for the year ended March 31, 2009; and cumulative suspended losses of $7,150,202 in Series 5 and $5,326,842 in Series 6 for the year ended March 31, 2008 are not included.

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 2
	2008	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,589,125	$ 1,589,592	$ 2,213,621
Investment properties, net	8,678,839	10,034,090	14,180,401
Other assets	34,351	45,567	1,676
Total assets	$ 10,302,315	$ 11,669,249	$ 16,395,698

Liabilities and Partners' Deficit:
Current liabilities	$ 570,593	$ 553,779	$ 559,702
Long-term debt	15,302,625	16,346,779	22,550,086
Total liabilities	15,873,218	16,900,558	23,109,788

Partners' deficit
Limited Partner	(5,407,127)	(5,103,100)	(6,543,604)
General Partners	(163,776)	(128,209)	(170,486)
Total partners' deficit	(5,570,903)	(5,231,309)	(6,714,090)

Total liabilities and partners' deficit	$ 10,302,315	$ 11,669,249	$ 16,395,698

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 3,289,010	$ 3,463,890	$ 4,556,821
Expenses:
Operating expenses	1,778,270	1,705,488	2,202,862
Interest expense	1,352,564	1,450,643	2,000,437
Depreciation and amortization	597,729	655,788	886,432

Total expenses	3,728,563	3,811,919	5,089,731

Net loss	$ (439,553)	$ (348,029)	$ (532,910)

Other partners' share of net loss	$ (4,396)	$ (3,480)	$ (5,329)

Gateway's share of net loss	$ (435,157)	$ (344,549)	$ (527,581)
Suspended losses	435,157	344,549	527,581

Equity in Loss of Project Partnerships	$ -	$ -	$ -

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 3 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 3
	2008	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,650,727	$ 1,500,209	$ 1,904,835
Investment properties, net	4,988,440	5,592,941	7,844,423
Other assets	36,462	47,779	30,170
Total assets	$ 6,675,629	$ 7,140,929	$ 9,779,428

Liabilities and Partners' Deficit:
Current liabilities	$ 379,329	$ 292,731	$ 296,133
Long-term debt	12,628,696	12,743,481	15,224,112
Total liabilities	13,008,025	13,036,212	15,520,245

Partners' equity (deficit)
Limited Partner	(6,532,910)	(6,118,197)	(6,019,771)
General Partners	200,514	222,914	278,954
Total partners' deficit	(6,332,396)	(5,895,283)	(5,740,817)

Total liabilities and partners' deficit	$ 6,675,629	$ 7,140,929	$ 9,779,428

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,878,664	$ 2,857,452	$ 3,345,693
Expenses:
Operating expenses	1,558,219	1,435,006	1,609,096
Interest expense	1,074,974	1,127,979	1,342,779
Depreciation and amortization	648,659	647,338	731,144

Total expenses	3,281,852	3,210,323	3,683,019

Net loss	$ (403,188)	$ (352,871)	$ (337,326)

Other partners' share of net loss	$ (4,032)	$ (3,529)	$ (3,378)

Gateway's share of net loss	$ (399,156)	$ (349,342)	$ (333,948)
Suspended losses	399,156	349,342	334,438

Equity in Income of Project Partnerships	$ -	$ -	$ 490

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 4 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 4
	2008	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 994,709	$ 1,615,179	$ 2,090,839
Investment properties, net	4,316,094	7,403,109	15,571,596
Other assets	19,260	36,677	28,137
Total assets	$ 5,330,063	$ 9,054,965	$ 17,690,572

Liabilities and Partners' Deficit:
Current liabilities	$ 213,087	$ 322,304	$ 965,479
Long-term debt	8,093,519	13,429,392	22,405,799
Total liabilities	8,306,606	13,751,696	23,371,278

Partners' equity (deficit)
Limited Partner	(3,104,564)	(4,779,188)	(6,383,645)
General Partners	128,021	82,457	702,939
Total partners' deficit	(2,976,543)	(4,696,731)	(5,680,706)

Total liabilities and partners' deficit	$ 5,330,063	$ 9,054,965	$ 17,690,572

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,760,177	$ 2,932,959	$ 4,469,730
Expenses:
Operating expenses	984,614	1,488,532	2,430,631
Interest expense	642,073	1,150,023	1,738,893
Depreciation and amortization	358,055	595,028	921,420

Total expenses	1,984,742	3,233,583	5,090,944

Net loss	$ (224,565)	$ (300,624)	$ (621,214)

Other partners' share of net loss	$ (4,431)	$ (3,659)	$ (28,655)

Gateway's share of net loss	$ (220,134)	$ (296,965)	$ (592,559)
Suspended losses	220,134	296,965	592,559

Equity in Loss of Project Partnerships	$ -	$ -	$ -

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 5 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 5
	2008	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 2,954,696	$ 2,876,495	$ 3,526,899
Investment properties, net	14,779,748	15,819,070	20,498,625
Other assets	24,928	36,148	4,705
Total assets	$ 17,759,372	$ 18,731,713	$ 24,030,229

Liabilities and Partners' Deficit:
Current liabilities	$ 796,031	$ 698,539	$ 757,056
Long-term debt	25,741,575	25,905,754	31,099,840
Total liabilities	26,537,606	26,604,293	31,856,896

Partners' deficit
Limited Partner	(8,488,560)	(7,622,533)	(7,456,075)
General Partners	(289,674)	(250,047)	(370,592)
Total partners' deficit	(8,778,234)	(7,872,580)	(7,826,667)

Total liabilities and partners' deficit	$ 17,759,372	$ 18,731,713	$ 24,030,229

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 5,267,688	$ 5,277,941	$ 6,297,579
Expenses:
Operating expenses	3,266,656	2,906,810	3,299,478
Interest expense	1,782,720	1,938,360	2,523,667
Depreciation and amortization	1,067,137	1,066,122	1,220,039

Total expenses	6,116,513	5,911,292	7,043,184

Net loss	$ (848,825)	$ (633,351)	$ (745,605)

Other partners' share of net loss	$ (8,488)	$ (6,334)	$ (7,456)

Gateway's share of net loss	$ (840,337)	$ (627,017)	$ (738,149)
Suspended losses	821,699	603,694	732,621

Equity in Loss of Project Partnerships	$ (18,638)	$ (23,323)	$ (5,528)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 6 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 6
	2008	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,650,347	$ 4,270,757	$ 4,250,761
Investment properties, net	18,149,356	22,920,098	24,869,739
Other assets	32,733	47,830	116,772
Total assets	$ 21,832,436	$ 27,238,685	$ 29,237,272

Liabilities and Partners' Deficit:
Current liabilities	$ 756,388	$ 846,467	$ 907,348
Long-term debt	27,229,395	32,940,725	33,717,352
Total liabilities	27,985,783	33,787,192	34,624,700

Partners' deficit
Limited Partner	(5,585,754)	(5,936,305)	(4,829,486)
General Partners	(567,593)	(612,202)	(557,942)
Total partners' deficit	(6,153,347)	(6,548,507)	(5,387,428)

Total liabilities and partners' deficit	$ 21,832,436	$ 27,238,685	$ 29,237,272

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 5,557,040	$ 6,687,151	$ 6,690,179
Expenses:
Operating expenses	3,024,461	3,350,533	3,337,342
Interest expense	2,083,243	2,482,317	2,625,897
Depreciation and amortization	1,077,376	1,312,782	1,303,827

Total expenses	6,185,080	7,145,632	7,267,066

Net loss	$ (628,040)	$ (458,481)	$ (576,887)

Other partners' share of net income (loss)	$ 743	$ (7,025)	$ (7,317)

Gateway's share of net loss	$ (628,783)	$ (451,456)	$ (569,570)
Suspended losses	624,091	470,194	562,414

Equity in (Loss) Income of Project Partnerships	$ (4,692)	$ 18,738	$ (7,156)

NOTE 5 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 through 6 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	TOTAL SERIES 2 - 6
	2008	2007	2006
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 10,839,604	$ 11,852,232	$ 13,986,955
Investment properties, net	50,912,477	61,769,308	82,964,784
Other assets	147,734	214,001	181,460
Total assets	$ 61,899,815	$ 73,835,541	$ 97,133,199

Liabilities and Partners' Deficit:
Current liabilities	$ 2,715,428	$ 2,713,820	$ 3,485,718
Long-term debt	88,995,810	101,366,131	124,997,189
Total liabilities	91,711,238	104,079,951	128,482,907

Partners' deficit
Limited Partner	(29,118,915)	(29,559,323)	(31,232,581)
General Partners	(692,508)	(685,087)	(117,127)
Total partners' deficit	(29,811,423)	(30,244,410)	(31,349,708)

Total liabilities and partners' deficit	$ 61,899,815	$ 73,835,541	$ 97,133,199

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 18,752,579	$ 21,219,393	$ 25,360,002
Expenses:
Operating expenses	10,612,220	10,886,369	12,879,409
Interest expense	6,935,574	8,149,322	10,231,673
Depreciation and amortization	3,748,956	4,277,058	5,062,862

Total expenses	21,296,750	23,312,749	28,173,944

Net loss	$ (2,544,171)	$ (2,093,356)	$ (2,813,942)

Other partners' share of net loss	$ (20,604)	$ (24,027)	$ (52,135)

Gateway's share of net loss	$ (2,523,567)	$ (2,069,329)	$ (2,761,807)
Suspended losses	2,500,237	2,064,744	2,749,613

Equity in Loss of Project Partnerships	$ (23,330)	$ (4,585)	$ (12,194)

NOTE 5 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

Gateway’s equity by Series as reflected by the Project Partnerships differs from the Investments in Project Partnerships before acquisition fees and expenses and amortization by Series primarily because of suspended losses (refer to Note 2 for discussion of suspended losses).

By Series these differences are as follows:

	Equity Per Project Partnership	Equity Per Gateway
Series 2	$ (5,407,127)	$ (197,634)
Series 3	(6,532,910)	(274,507)
Series 4	(3,104,564)	(134,588)
Series 5	(8,488,560)	(392,219)
Series 6	(5,585,754)	(357,079)

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of March 31, 2009, Gateway has sold or otherwise disposed of its interest in 49 Project Partnerships (5 in Series 2, 8 in Series 3, 19 in Series 4, 8 in Series 5 and 9 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

Fiscal Year 2009 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
September 2008	Prairie Apartments	$ 7,741	$ 1.26	$ 7,741
	Other, net (see below)	-	-	5,300
$ 13,041

The net proceeds per BAC from the sale of Prairie Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds will be distributed to the Series 2 Assignees in a subsequent quarter.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $5,300 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount will be distributed to the Series 2 Assignees in a subsequent quarter.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The Lakeshore Apartments property was the subject of a fiscal year 2008 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and $3,357 of re-syndication profit has been contributed during fiscal year 2009 to Gateway by the Managing General Partner (in October 2008).  This amount is included as a component of the Distribution Payable and Distributions to Assignees on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of March 31, 2009.  The distribution to the Series 2 Assignees will occur in a subsequent quarter.

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 4

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
December 2008	Williston Properties	$ 43,512	$ 6.29	$ 43,512
December 2008	St. George Properties	43,592	6.30	43,592
December 2008	Jonesville Manor	79,579	11.51	79,499
September 2008	Rural Development Group	24,550	3.55	24,550
June 2008	Norton Green	120,977	17.49	120,645
	Other, net (see below)	-	-	1,850
				$ 313,648

The net proceeds per BAC from the sale of Williston Properties, St. George Properties, Jonesville Manor, and Rural Development are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds were distributed to the Series 4 Assignees in April 2009.

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

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $1,850 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount will be distributed to the Series 4 Assignees in a subsequent quarter.

Series 5

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
	Other, net (see below)	$ -	$ -	$ 3,700
$ 3,700

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $3,700 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount will be distributed to the Series 5 Assignees in a subsequent quarter.

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
December 2008	Newport Village	$ 46,919	$ 4.64	$ 46,369
December 2008	Blacksburg Terrace	47,490	4.70	47,410
September 2008	Spruce Apartments	9,442	0.93	9,442
September 2008	Shannon Apartments	7,741	0.77	7,741
September 2008	Cornell Apartments	9,741	0.96	9,741
September 2008	Winter Park Apartments	9,741	0.96	9,741
				$ 130,444

The net proceeds per BAC from the sale of Newport Village, Blacksburg Terrace, Spruce Apartments, Shannon Apartments, Cornell Apartments, and Winter Park Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds were distributed to the Series 6 Assignees in May 2009.

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Fiscal Year 2008 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
October 2007	Inverness Club, Ltd.	$ 309,188	$ 50.39	$ 308,748
October 2007	Lakeshore Apartments	105,432	17.18	105,324
April 2007	Claxton Elderly, Ltd.	56,043	9.13	56,043
April 2007	Lake Park, Ltd.	183,026	29.83	182,807
				$ 652,922

The net proceeds per BAC from the sale of Inverness Club, Ltd. and Lakeshore Apartments were distributed to the Series 2 Assignees in February 2008.

The net proceeds per BAC from the sale of Claxton Elderly, Ltd. were distributed to the Series 2 Assignees in August 2007.

The net proceeds per BAC from the sale of Lake Park, Ltd. were distributed to the Series 2 Assignees in October 2007.

The following properties were the subject of re-syndication transactions in which the Managing General Partner was involved in the re-syndication, and $191,053 of re-syndication profit was contributed to Gateway by the Managing General Partner in October 2007.  The re-syndication profit contributions associated with each transaction are as follows:

Claxton Elderly, Ltd.	$ 42,775
Lake Park, Ltd.	148,278

Total Re-syndication contribution	$ 191,053

Series 3

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
December 2007	Sunchase II, Ltd.	$ 73,000	$ 13.38	$ 74,700
December 2007	Logansport Seniors Apartments	6,000	1.10	7,371
March 2007	Belmont Senior Apts., Ltd.	-	-	43,850
	Other, net (see below)	-	-	185
				$ 126,106

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

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $185 resulting from the true-up of accrued and actual legal expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount was distributed to the Series 3 Assignees in March 2008.

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

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
				$ 303,811

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
				$ 228,591

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
$ (74,634)

NOTE 6 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

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

The net proceeds per BAC from the sale of Autumn Village II were distributed to the Series 6 Assignees in November 2007.

Fiscal Year 2007 Disposition Activity:

Series 3

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
March 2007	Belmont Senior Apts., Ltd.	$ 43,850	$ 8.04	$ -	$ 43,850
January 2007	Southwood	42,652	7.82	42,622	-
January 2007	Bryan Senior Village	82,145	15.06	82,145	-
January 2007	Brubaker Square	115,009	21.08	115,009	-
January 2007	Villa Allegra	73,408	13.45	73,408	-
November 2006	Birchwood Apartments	99,410	18.25	99,410	-
				$ 412,624	$ 43,850

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

The net proceeds per BAC from the sale of Southwood, Bryan Senior Village, Brubaker Square, and Villa Allegra are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Series 3 Assignees in May 2007.

The net proceeds per BAC from the sale of Birchwood Apartments were distributed to the Series 3 Assignees in December 2006.

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
March 2007	Edmonton Senior, Ltd.	$ 38,350	$ 5.55	$ -	$ 38,350
March 2007	Owingsville Senior, Ltd.	45,850	6.63	-	45,850
January 2007	Alsace Village	23,370	3.38	23,370	-
January 2007	Smithfield Greenbriar	39,370	5.69	39,370	-
				$ 62,740	$ 84,200

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

The net proceeds per BAC from the sale of Alsace Village and Smithfield Greenbriar are a component of the Distribution Payable on the Balance Sheet as of March 31, 2007.  These net proceeds were distributed to the Series 4 Assignees in May 2007.

NOTE 7 - TAXABLE INCOME (LOSS):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 2	2009	2008	2007
Net (Loss) Income per Financial Statements	$ (91,691)	$ 538,973	$ (119,127)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(527,658)	(431,720)	(662,986)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	3,806	(1,709)	(14,677)

Additional Gain on Sale of Project Partnerships for tax purposes	382,488	1,966,010	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	47,663	64,007	67,438
Amortization Expense	-	0	174
Other Adjustments	(16,883)	(15,178)	(7,948)

Gateway (loss) income for tax purposes as of December 31	$ (202,275)	$ 2,120,383	$ (737,126)

	December 31,	December 31,	December 31,
	2008	2007	2006

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ 139

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2009 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ -	$ (6,596,312)	$ 6,596,312

Other Assets	$ 161,708	$ 909,209	$ (747,501)

Liabilities	$ 838,299	$ 12,261	$ 826,038

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 3	2009	2008	2007
Net (Loss) Income per Financial Statements	$ (90,478)	$ 42,787	$ 305,962

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(341,198)	(337,550)	(513,871)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(59)	5,353	(19,674)

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	3,208	2,799,901	(32,068)

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	38,056	44,847	62,523
Other Adjustments	(13,883)	(24,392)	(14,245)

Gateway (loss) income for tax purposes as of December 31	$ (404,354)	$ 2,530,946	$ (211,373)

	December 31,	December 31,	December 31,
	2008	2007	2006

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2009 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ -	$ (5,198,392)	$ 5,198,392

Other Assets	$ 148,892	$ 814,003	$ (665,111)

Liabilities	$ 687,915	$ 5,894	$ 682,021

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 4	2009	2008	2007
Net Income (Loss) per Financial Statements	$ 236,334	$ 183,252	$ (79,276)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(254,043)	(576,403)	(879,415)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(4,536)	(6,894)	(11,564)

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	2,317,514	505,535	(62,740)

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Interest Income	-	-	566

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	36,326	66,577	76,999
Other Adjustments	(12,818)	(18,936)	(18,236)

Gateway income (loss) for tax purposes as of December 31	$ 2,318,777	$ 153,131	$ (973,666)

	December 31,	December 31,	December 31,
	2008	2007	2006

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2009 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ -	$ (2,931,044)	$ 2,931,044

Other Assets	$ 408,013	$ 1,247,136	$ (839,123)

Liabilities	$ 1,065,702	$ 8,895	$ 1,056,807

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 5	2009	2008	2007
Net (Loss) Income per Financial Statements	$ (190,678)	$ 38,818	$ (194,685)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(857,665)	(827,769)	(862,361)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	1,068	(6,337)	(23,044)

Additional (Loss) Gain on Sale of Project Partnerships for tax purposes	(3,700)	1,531,271	-

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Administrative Expense	(7)	-	(57)

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	77,285	90,008	92,470
Amortization Expense	-	3,859	35,858
Other Adjustments	(17,926)	(27,310)	(25,866)

Gateway (loss) income for tax purposes as of December 31	$ (991,623)	$ 802,540	$ (977,685)

	December 31,	December 31,	December 31,
	2008	2007	2006

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2009 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ -	$ (9,349,262)	$ 9,349,262

Other Assets	$ 107,240	$ 1,160,533	$ (1,053,293)

Liabilities	$ 849,494	$ 13,807	$ 835,687

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 6	2009	2008	2007
Net Loss per Financial Statements	$ (81,656)	$ (267,784)	$ (332,668)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(855,355)	(707,657)	(800,074)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(16,630)	(3,890)	(15,075)

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	1,586,150	(305,718)	-

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Administrative Expense	-	-	(46)

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	93,632	101,323	99,788
Amortization Expense	7,906	29,547	63,389
Impairment Expense	22,839	-	103,003
Other Adjustments	(27,618)	(25,903)	(32,725)

Gateway income (loss) for tax purposes as of December 31	$ 729,268	$ (1,180,082)	$ (914,408)

	December 31,	December 31,	December 31,
	2008	2007	2006

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2009 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ -	$ (7,894,213)	$ 7,894,213

Other Assets	$ 427,375	$ 1,626,357	$ (1,198,982)

Liabilities	$ 1,338,236	$ 12,129	$ 1,326,107

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s income (loss) for tax purposes:

TOTAL SERIES 2 - 6	2009	2008	2007
Net (Loss) Income per Financial Statements	$ (218,169)	$ 536,046	$ (419,794)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(2,835,919)	(2,881,099)	(3,718,707)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(16,351)	(13,477)	(84,034)

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	4,285,660	6,496,999	(94,808)

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Administrative Expense	(7)	-	(103)
Interest Income	-	-	566

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	292,962	366,762	399,217
Amortization Expense	7,906	33,406	99,421
Impairment Expense	22,839	-	103,003
Other Adjustments	(89,128)	(111,719)	(99,020)

Gateway income (loss) for tax purposes as of December 31	$ 1,449,793	$ 4,426,918	$ (3,814,259)

The difference in the total value of Gateway’s Investments in Project Partnerships is approximately $6,596,312 higher for Series 2, $5,189,392 higher for Series 3, $2,931,044 higher for Series 4, $9,349,262 higher for Series 5 and $7,894,213 higher for Series 6 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2009 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ -	$ (31,960,222)	$ 31,960,222

Other Assets	$ 1,253,228	$ 5,757,239	$ (4,504,011)

Liabilities	$ 4,779,646	$ 52,985	$ 4,726,661

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 2	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 3,793	$ 3,557	$ 1,569	$ 4,667

Net Loss	$ (24,924)	$ (29,632)	$ (17,494)	$ (19,641)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (4.02)	$ (4.78)	$ (2.82)	$ (3.17)

Series 3	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 8,555	$ 862	$ 1,040	$ 4,008

Net Loss	$ (15,208)	$ (29,735)	$ (23,274)	$ (22,261)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (2.76)	$ (5.40)	$ (4.22)	$ (4.04)

Series 4	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 4,153	$ 6,837	$ -	$ 1,183

Net Income (Loss)	$ 102,570	$ 3,285	$ (18,804)	$ 149,283

Earnings (Loss) Per Weighted
Average Beneficial Assignee
Certificate Outstanding	$ 14.68	$ 0.47	$ (2.69)	$ 21.38

Series 5	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 5,992	$ 1,653	$ 3,594	$ 5,252

Net Loss	$ (44,594)	$ (63,586)	$ (44,296)	$ (38,202)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (5.12)	$ (7.31)	$ (5.09)	$ (4.39)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 11,438	$ 7,514	$ 982	$ 9,128

Net (Loss) Income	$ (44,328)	$ (45,023)	$ (43,951)	$ 51,646

(Loss) Earnings Per Weighted
Average Beneficial Assignee
Certificate Outstanding	$ (4.34)	$ (4.41)	$ (5.06)	$ 5.01

Series 2 - 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 33,931	$ 20,423	$ 7,185	$ 24,238

Net (Loss) Income	$ (26,484)	$ (164,691)	$ (147,819)	$ 120,825

Series 2	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 3,793	$ 0	$ 1,569	$ 7,964

Net Income (Loss)	$ 27,168	$ 143,382	$ 389,890	$ (21,467)

(Loss) Earnings Per Weighted
Average Beneficial Assignee
Certificate Outstanding	$ (4.66)	$ 32.18	$ 62.91	$ (3.47)

Series 3	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 11,633	$ 0	$ 4,134	$ 3,426

Net Income (Loss)	$ 33,066	$ (29,130)	$ (15,037)	$ 53,888

Earnings (Loss) Per Weighted
Average Beneficial Assignee
Certificate Outstanding	$ 5.98	$ (5.34)	$ (2.77)	$ 9.74

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 4	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 8,508	$ 2,800	$ 884	$ 1,828

Net Income (Loss)	$ 58,596	$ (39,722)	$ 178,059	$ (13,681)

Earnings (Loss) Per Weighted
Average Beneficial Assignee
Certificate Outstanding	$ 8.35	$ (5.74)	$ 25.45	$ (2.00)

Series 5	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 16,410	$ 3,216	$ 1,554	$ 6,687

Net (Loss) Income	$ (33,432)	$ (53,852)	$ 171,091	$ (44,989)

(Loss) Earnings Per Weighted
Average Beneficial Assignee
Certificate Outstanding	$ (3.84)	$ (6.19)	$ 19.03	$ (5.22)

Series 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 9,399	$ 7,865	$ 3,702	$ 7,684

Net Loss	$ (41,235)	$ (124,956)	$ (51,269)	$ (50,324)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (4.04)	$ (12.24)	$ (5.02)	$ (4.94)

Series 2 - 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2008	6/30/2007	9/30/2007	12/31/2007	3/31/2008

Total Revenues	$ 49,743	$ 13,881	$ 11,843	$ 27,589

Net (Loss) Income	$ (44,163)	$ (104,278)	$ 672,734	$ (76,573)

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.  Controls and Procedures

Not applicable to Gateway’s annual report for fiscal year ended March 31, 2009.

Item 9A(T).  Controls and Procedures

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the year ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership was effective as of March 31, 2009.

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

Ronald M. Diner, age 65, is President and a Director.  He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983.  Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966).  Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm.  He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm.  He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development.  Mr. Diner  has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby III, age 53, is a Vice President and a Director.  He is a Senior Managing Director of Raymond James & Associates, Inc. which he joined in 1982.  Mr. Mosby received an MBA from the Harvard Business School (1982).  He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

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

Raymond James Partners, Inc. –

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Neither of the General Partners nor their directors and officers own any units of the outstanding securities of Gateway as of March 31, 2009.

Gateway is a Limited Partnership and therefore does not have voting shares of stock.  To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway’s outstanding units.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Gateway has no officers or directors.  However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway.  Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described on pages 15 to 18 of the Prospectus under the caption “Management Compensation”, which is incorporated herein by reference.  See Note 4 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2009, 2008 and 2007.

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

For the years ended March 31, 2009, 2008 and 2007 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2009	2008	2007
Series 2	$ 47,611	$ 59,534	$ 67,315
Series 3	37,995	43,194	58,055
Series 4	33,100	60,199	74,671
Series 5	77,196	86,397	92,287
Series 6	91,792	100,623	101,242
Total	$ 287,694	$ 349,947	$ 393,570

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2009	2008	2007
Series 2	$ 54,129	$ 63,960	$ 61,537
Series 3	46,497	53,244	63,702
Series 4	39,332	68,200	81,118
Series 5	86,794	95,494	97,901
Series 6	99,847	112,863	103,495
Total	$ 326,599	$ 393,761	$ 407,753

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2009 and 2008 are as follows:

	March 31, 2009	March 31, 2008
Series 2	$ 822,178	$ 781,559
Series 3	684,666	647,870
Series 4	873,010	845,940
Series 5	845,790	773,924
Series 6	1,207,719	1,119,389
Total	$ 4,433,363	$ 4,168,682

Item 14.  Principal Accounting Fees & Services

Audit Fees

The aggregate fees billed by Gateway’s principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements, various matters related to SEC filings, and review of financial statements included in the Gateway’s quarterly report on Form 10-Q amounted to $53,555 and $45,500 for the years ended March 31, 2009 and 2008, respectively.  The aggregate fees billed by Gateway’s former principal accounting firm, Spence, Marston, Bunch, Morris and Co., totaled $2,000 for the year ended March 31, 2008 for services pertaining to prior years audit reports.

Tax Fees

During fiscal 2009 and 2008, Spence, Marston, Bunch, Morris and Co. was engaged to prepare Gateway’s federal tax return, for which they billed $9,000 for each of the years ended 2009 and 2008.

Other Fees

The two members of Raymond James Tax Credit Funds, Inc. Board of Directors, Ronald M. Diner and J. Davenport Mosby III also serve as the members of the Audit Committee on behalf of Gateway.  The audit committee charter requires that the committee approve the engagement of the principal accounting firm prior to the rendering of any audit or non-audit services.  During fiscal 2009, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

a. (1) Financial Statements

(2)  Financial Statement Schedules –

Schedule III – Real Estate and Accumulated Depreciation of Property Owned by Project Partnerships

Schedule IV – Mortgage loans on real estate

All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(3) Exhibit Listing

Exhibit
Number    Description
3.1	Amended Certificate of Limited Partnership of Gateway Tax Credit Fund II, Ltd. (Filed as an Exhibit to Registration Statement on Form S-11, File No. 33-31821, and incorporated herein by reference.)
4.1	The form of Partnership Agreement of the Partnership (included as Exhibit "A" to the Prospectus, File No. 33-31821, and incorporated herein by reference.)
31.1	Certification required by Rule 15d-14(a).(Filed herewith.)
31.2	Certification required by Rule 15d-14(a).(Filed herewith.)
32	Certification required by Rule 15d-14(b).(Filed herewith.)

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 2
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Deerfield II	Douglas, GA	24	677,892
Hartwell Family	Hartwell, GA	24	681,249
Cherrytree Apts.	Albion, PA	33	1,159,775
Springwood Apts.	Westfield, NY	32	1,209,356
Lewiston	Lewiston, NY	25	967,261
Charleston	Charleston, AR	32	813,996
Sallisaw II	Sallisaw, OK	47	1,157,040
Pocola	Pocola, OK	36	954,260
Pearson Elderly	Pearson, GA	25	592,687
Richland Elderly	Richland, GA	34	838,245
Woodland Terrace	Waynesboro, GA	30	858,062
Mt. Vernon Elderly	Mt. Vernon, GA	21	554,459
Lakeland Elderly	Lakeland, GA	29	751,271
Sylacauga Heritage	Sylacauga, AL	44	1,339,831
Manchester Housing	Manchester, GA	49	1,406,467
Durango C.W.W.	Durango, CO	24	1,004,205
Columbus Sr.	Columbus, KS	16	421,844

Total Series 2		525	$ 15,387,900

SERIES 2	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Deerfield II	33,600	820,962	0
Hartwell Family	22,700	836,998	0
Cherrytree Apts.	62,000	1,376,297	38,520
Springwood Apts.	21,500	1,451,283	95,730
Lewiston	38,400	1,178,185	17,350
Charleston	16,000	1,060,098	0
Sallisaw II	37,500	1,480,089	0
Pocola	22,500	1,223,370	0
Pearson Elderly	15,000	767,590	(1,130)
Richland Elderly	31,500	1,027,512	(1,141)
Woodland Terrace	36,400	1,047,107	(1,943)
Mt. Vernon Elderly	21,750	680,437	(1,252)
Lakeland Elderly	28,000	930,574	(2,759)
Sylacauga Heritage	66,080	1,648,081	71,741
Manchester Housing	36,000	1,746,076	(704)
Durango C.W.W.	140,250	1,123,454	129,660
Columbus Sr.	64,373	444,257	62,487

Total Series 2	$ 693,553	$ 18,842,370	$ 406,559

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 2
Apartment Properties	Gross Amount At Which Carried At December 31, 2008
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Deerfield II	33,600	820,962	854,562
Hartwell Family	22,700	836,998	859,698
Cherrytree Apts.	79,701	1,397,116	1,476,817
Springwood Apts.	21,500	1,547,013	1,568,513
Lewiston	38,400	1,195,535	1,233,935
Charleston	16,000	1,060,098	1,076,098
Sallisaw II	37,500	1,480,089	1,517,589
Pocola	22,500	1,223,370	1,245,870
Pearson Elderly	15,000	766,460	781,460
Richland Elderly	31,500	1,026,371	1,057,871
Woodland Terrace	36,400	1,045,164	1,081,564
Mt. Vernon Elderly	21,750	679,185	700,935
Lakeland Elderly	28,000	927,815	955,815
Sylacauga Heritage	72,860	1,713,042	1,785,902
Manchester Housing	36,000	1,745,372	1,781,372
Durango C.W.W.	140,250	1,253,114	1,393,364
Columbus Sr.	64,255	506,862	571,117

Total Series 2	$ 717,916	$ 19,224,566	$ 19,942,482

SERIES 2
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Deerfield II	548,248	5-27.5
Hartwell Family	560,923	5-27.5
Cherrytree Apts.	649,185	5-27.5
Springwood Apts.	743,520	5-40
Lewiston	546,365	5-40
Charleston	784,265	5-25
Sallisaw II	1,072,623	5-25
Pocola	812,775	5-27.5
Pearson Elderly	469,238	5-30
Richland Elderly	622,777	5-30
Woodland Terrace	638,712	5-30
Mt. Vernon Elderly	416,643	5-30
Lakeland Elderly	564,021	5-30
Sylacauga Heritage	826,923	5-40
Manchester Housing	1,049,529	5-30
Durango C.W.W.	597,110	5-40
Columbus Sr.	360,786	5-27.5

Total Series 2	$ 11,263,643

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 3
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Poteau II	Poteau, OK	52	1,244,893
Sallisaw	Sallisaw, OK	52	1,268,934
Nowata Properties	Oolagah, OK	32	829,283
Waldron Properties	Waldron, AR	24	616,465
Roland II	Roland, OK	52	1,266,171
Stilwell	Stilwell, OK	48	1,148,045
Hornellsville	Arkport, NY	24	861,353
CE McKinley II	Rising Sun, MD	16	521,949
Weston Apartments	Weston, AL	10	263,708
Countrywood Apts.	Centreville, AL	40	1,151,895
Wildwood Apts.	Pineville, LA	28	820,924
Hancock	Hawesville, KY	12	332,284
Hopkins	Madisonville, KY	24	694,102
Elkhart Apts.	Elkhart, TX	54	1,050,016
Heritage Villas	Helena, GA	25	655,118

Total Series 3		493	$ 12,725,140

SERIES 3	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Poteau II	76,827	1,712,321	0
Sallisaw	70,000	1,674,103	0
Nowata Properties	45,500	1,102,984	0
Waldron Properties	26,000	834,273	0
Roland II	70,000	1,734,010	0
Stilwell	37,500	1,560,201	0
Hornellsville	41,225	1,018,523	125,069
CE McKinley II	11,762	745,635	98,532
Weston Apartments	0	339,144	10,092
Countrywood Apts.	55,750	1,447,439	132,048
Wildwood Apts.	48,000	1,018,897	55,300
Hancock	20,700	419,725	0
Hopkins	43,581	885,087	(1,412)
Elkhart Apts.	35,985	1,361,096	334,245
Heritage Villas	21,840	801,128	1,791

Total Series 3	$ 604,670	$ 16,654,566	$ 755,665

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 3
Apartment Properties	Gross Amount At Which Carried At December 31, 2008
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Poteau II	76,827	1,712,321	1,789,148
Sallisaw	70,000	1,674,103	1,744,103
Nowata Properties	45,500	1,102,984	1,148,484
Waldron Properties	26,000	834,273	860,273
Roland II	70,000	1,734,010	1,804,010
Stilwell	37,500	1,560,201	1,597,701
Hornellsville	41,225	1,143,592	1,184,817
CE McKinley II	11,749	844,180	855,929
Weston Apartments	0	349,236	349,236
Countrywood Apts.	59,940	1,575,297	1,635,237
Wildwood Apts.	48,000	1,074,197	1,122,197
Hancock	20,700	419,725	440,425
Hopkins	43,581	883,675	927,256
Elkhart Apts.	23,378	1,707,948	1,731,326
Heritage Villas	21,840	802,919	824,759

Total Series 3	$ 596,240	$ 17,418,661	$ 18,014,901

SERIES 3
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Poteau II	1,399,188	5-25
Sallisaw	1,336,818	5-25
Nowata Properties	873,080	5-25
Waldron Properties	661,189	5-25
Roland II	1,409,623	5-25
Stilwell	1,260,456	5-25
Hornellsville	830,897	5-27.5
CE McKinley II	606,983	5-27.5
Weston Apartments	262,047	5-27.5
Countrywood Apts.	1,127,729	5-27.5
Wildwood Apts.	719,311	5-30
Hancock	279,149	5-27.5
Hopkins	587,720	5-27.5
Elkhart Apts.	1,176,452	5-25
Heritage Villas	495,819	5-30

Total Series 3	$ 13,026,461

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 4
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Seneca Apartments	Seneca, MO	24	589,479
Westville	Westville, OK	36	831,543
Wellsville Senior	Wellsville, KS	24	635,501
Stilwell II	Stilwell, OK	52	1,247,313
Spring Hill Senior	Spring Hill, KS	24	673,951
Wynnwood Common	Fairchance, PA	34	1,327,627
St. Joseph	St. Joseph, IL	24	801,889
Courtyard	Huron, SD	21	689,635
Piedmont	Barnesville, GA	36	1,007,398
S.F. Arkansas City	Arkansas City, KS	12	333,273

Total Series 4		287	$ 8,137,609

SERIES 4	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Seneca Apartments	76,212	640,702	132,400
Westville	27,560	1,074,126	0
Wellsville Senior	38,000	772,971	(1)
Stilwell II	30,000	1,627,974	0
Spring Hill Senior	49,800	986,569	0
Wynnwood Common	68,000	1,578,814	78,648
St. Joseph	28,000	940,580	8,304
Courtyard	24,500	810,110	74,061
Piedmont	29,500	1,259,547	0
S.F. Arkansas City	16,800	395,228	0

Total Series 4	$ 388,372	$ 10,086,621	$ 293,412

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 4
Apartment Properties	Gross Amount At Which Carried At December 31, 2008
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Seneca Apartments	82,536	766,778	849,314
Westville	27,560	1,074,126	1,101,686
Wellsville Senior	38,000	772,970	810,970
Stilwell II	30,000	1,627,974	1,657,974
Spring Hill Senior	49,800	986,569	1,036,369
Wynnwood Common	118,004	1,607,458	1,725,462
St. Joseph	28,000	948,884	976,884
Courtyard	34,199	874,472	908,671
Piedmont	29,500	1,259,547	1,289,047
S.F. Arkansas City	16,800	395,228	412,028

Total Series 4	$ 454,399	$ 10,314,006	$ 10,768,405

SERIES 4
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Seneca Apartments	542,585	5-27.5
Westville	711,241	5-27.5
Wellsville Senior	514,214	5-25
Stilwell II	1,078,436	5-27.5
Spring Hill Senior	722,909	5-25
Wynnwood Common	776,233	5-40
St. Joseph	632,530	5-27.5
Courtyard	572,618	5-27.5
Piedmont	638,998	5-27.5
S.F. Arkansas City	262,547	5-27.5

Total Series 4	$ 6,452,311

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 5
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Seymour	Seymour, IN	37	1,195,109
Effingham	Effingham, IL	24	778,232
S.F. Winfield	Winfield, KS	12	325,897
S.F.Medicine Lodge	Medicine Lodge, KS	16	443,717
S.F. Ottawa	Ottawa, KS	24	558,477
S.F. Concordia	Concordia, KS	20	545,800
Carrollton Club	Carrollton, GA	78	2,585,990
Scarlett Oaks	Lexington, SC	40	1,343,014
Brooks Hill	Ellijay, GA	44	1,414,259
Greensboro	Greensboro, GA	24	706,576
Greensboro II	Greensboro, GA	32	866,872
Pine Terrace	Wrightsville, GA	24	702,818
Shellman	Shellman, GA	27	714,055
Blackshear	Cordele, GA	46	1,277,481
Crisp Properties	Cordele, GA	31	901,264
Crawford	Crawford, GA	25	720,147
Yorkshire	Wagoner, OK	60	2,013,956
Woodcrest	South Boston, VA	40	1,217,387
Clayton	Clayton, OK	24	646,063
Alma	Alma, AR	24	710,631
Spring Hill	Spring Hill, KS	36	1,089,391
Menard Retirement	Menard, TX	24	608,064
Wallis Housing	Wallis, TX	24	360,000
Mill Creek	Grove, OK	60	1,386,148
Cloverdale	Chandler, TX	24	734,156
S. Timber Ridge	Cloverdale, IN	44	1,031,691
Pineville	Pineville, MO	12	309,411
Ravenwood	Americus, GA	24	701,055

Total Series 5		900	$ 25,887,661

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 5	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Seymour	59,500	1,452,557	5,645
Effingham	38,500	940,327	1,790
S.F. Winfield	18,000	382,920	1,482
S.F.Medicine Lodge	21,600	542,959	8,365
S.F. Ottawa	25,200	687,929	19,213
S.F. Concordia	28,000	658,961	8,946
Carrollton Club	248,067	722,560	2,247,274
Scarlett Oaks	44,475	992,158	654,867
Brooks Hill	0	214,335	1,553,715
Greensboro	15,930	61,495	788,834
Greensboro II	21,330	92,063	975,271
Pine Terrace	14,700	196,071	675,330
Shellman	13,500	512,531	375,617
Blackshear	60,000	413,143	1,129,061
Crisp Properties	48,000	578,709	501,525
Crawford	16,600	187,812	703,300
Yorkshire	100,000	2,212,045	353,507
Woodcrest	70,000	842,335	725,059
Clayton	35,600	835,930	0
Alma	45,000	912,710	0
Spring Hill	70,868	1,318,926	59,584
Menard Retirement	21,000	721,251	53,067
Wallis Housing	13,900	553,230	11,203
Mill Creek	28,000	414,429	1,299,240
Cloverdale	40,000	583,115	403,651
S. Timber Ridge	43,705	1,233,570	100,653
Pineville	59,661	328,468	50,734
Ravenwood	14,300	873,596	13,100

Total Series 5	$ 1,215,436	$ 19,466,135	$ 12,720,033

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 5
Apartment Properties	Gross Amount At Which Carried At December 31, 2008
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Seymour	59,500	1,458,202	1,517,702
Effingham	38,500	942,117	980,617
S.F. Winfield	18,000	384,402	402,402
S.F.Medicine Lodge	21,600	551,324	572,924
S.F. Ottawa	25,200	707,142	732,342
S.F. Concordia	28,000	667,907	695,907
Carrollton Club	248,068	2,969,833	3,217,901
Scarlett Oaks	44,475	1,647,025	1,691,500
Brooks Hill	93,082	1,674,968	1,768,050
Greensboro	15,930	850,329	866,259
Greensboro II	16,845	1,071,819	1,088,664
Pine Terrace	14,700	871,401	886,101
Shellman	13,500	888,148	901,648
Blackshear	60,000	1,542,204	1,602,204
Crisp Properties	48,000	1,080,234	1,128,234
Crawford	16,600	891,112	907,712
Yorkshire	119,888	2,545,664	2,665,552
Woodcrest	70,000	1,567,394	1,637,394
Clayton	35,600	835,930	871,530
Alma	45,000	912,710	957,710
Spring Hill	70,868	1,378,510	1,449,378
Menard Retirement	21,000	774,318	795,318
Wallis Housing	13,900	564,433	578,333
Mill Creek	28,000	1,713,669	1,741,669
Cloverdale	40,000	986,766	1,026,766
S. Timber Ridge	33,300	1,344,628	1,377,928
Pineville	61,056	377,807	438,863
Ravenwood	14,300	886,696	900,996

Total Series 5	$ 1,314,912	$ 32,086,692	$ 33,401,604

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 5
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Seymour	951,453	5-27.5
Effingham	610,795	5-27.5
S.F. Winfield	256,905	5-27.5
S.F.Medicine Lodge	331,379	5-27.5
S.F. Ottawa	472,489	5-27.5
S.F. Concordia	445,767	5-27.5
Carrollton Club	1,775,004	5-27.5
Scarlett Oaks	947,637	5-27.5
Brooks Hill	994,248	5-27.5
Greensboro	474,418	5-30
Greensboro II	597,801	5-30
Pine Terrace	515,024	5-30
Shellman	515,843	5-30
Blackshear	870,123	5-30
Crisp Properties	622,678	5-30
Crawford	508,798	5-30
Yorkshire	966,405	5-50
Woodcrest	654,410	5-40
Clayton	534,068	5-27.5
Alma	641,650	5-25
Spring Hill	945,837	5-25
Menard Retirement	264,061	5-30
Wallis Housing	336,445	5-30
Mill Creek	1,173,396	5-25
Cloverdale	646,443	5-27.5
S. Timber Ridge	895,488	5-25
Pineville	275,264	5-27.5
Ravenwood	398,027	5-27.5

Total Series 5	$ 18,621,856

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 6
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Carthage	Carthage, MO	24	549,227
Coal City	Coal City, IL	24	944,796
Frazier	Smyrna, DE	30	1,426,016
Ehrhardt	Ehrhardt, SC	16	542,576
Sinton	Sinton, TX	32	823,027
Frankston	Frankston, TX	24	543,860
Flagler Beach	Flagler Beach, FL	43	1,348,640
Oak Ridge	Williamsburg, KY	24	786,356
Monett	Monett, MO	32	763,228
Arma	Arma, KS	28	696,680
Southwest City	Southwest City, MO	12	308,363
Meadowcrest	Luverne, AL	32	974,772
Parsons	Parsons, KS	48	1,216,948
Goodwater Falls	Jenkins, KY	36	1,039,461
Northfield Station	Corbin, KY	24	772,412
Pleasant Hill Square	Somerset, KY	24	752,786
Heritage Drive S.	Jacksonville, TX	40	951,169
Brodhead	Brodhead, KY	24	760,887
Mt. Village	Mt. Vernon, KY	24	760,166
Hazlehurst	Hazlehurst, MS	32	923,881
Sunrise	Yankton, SD	33	1,126,586
Stony Creek	Hooversville, PA	32	1,298,917
Logan Place	Logan, OH	40	1,215,066
Haines	Haines, AK	32	2,312,724
Maple Wood	Barbourville, KY	24	770,224
Summerhill	Gassville, AR	28	1,159,826
Dorchester	St. George, SC	12	448,632
Lancaster	Mountain View, AR	33	1,043,815
Dawson	Dawson, GA	40	1,147,736

Total Series 6		847	$ 27,408,777

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 6	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Carthage	115,814	578,597	140,290
Coal City	60,055	1,121,477	31,883
Frazier	51,665	1,619,209	5,968
Ehrhardt	9,020	671,750	29,111
Sinton	42,103	985,010	26,867
Frankston	30,000	639,068	7,863
Flagler Beach	118,575	1,534,541	65,560
Oak Ridge	40,000	995,782	15,664
Monett	170,229	782,795	104,553
Arma	85,512	771,316	109,344
Southwest City	67,303	319,272	65,151
Meadowcrest	72,500	1,130,651	48,113
Parsons	49,780	1,483,188	0
Goodwater Falls	32,000	1,142,517	154,630
Northfield Station	44,250	977,220	(50,426)
Pleasant Hill Square	35,000	893,323	(21,651)
Heritage Drive S.	44,247	1,151,157	79,520
Brodhead	21,600	932,468	52,631
Mt. Village	55,000	884,596	25,613
Hazlehurst	60,000	1,118,734	39,934
Sunrise	90,000	1,269,252	151,704
Stony Creek	0	1,428,656	227,479
Logan Place	39,300	1,477,527	10,085
Haines	189,323	2,851,953	138,022
Maple Wood	79,000	924,144	36,646
Summerhill	23,000	788,157	508,629
Dorchester	13,000	239,455	308,371
Lancaster	37,500	1,361,272	(10,273)
Dawson	40,000	346,569	1,088,404

Total Series 6	$ 1,715,776	$ 30,419,656	$ 3,389,685

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 6
Apartment Properties	Gross Amount At Which Carried At December 31, 2008
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Carthage	119,404	715,297	834,701
Coal City	60,055	1,153,360	1,213,415
Frazier	51,665	1,625,177	1,676,842
Ehrhardt	9,020	700,861	709,881
Sinton	42,103	1,011,877	1,053,980
Frankston	30,000	646,931	676,931
Flagler Beach	118,575	1,600,101	1,718,676
Oak Ridge	45,800	1,005,646	1,051,446
Monett	173,663	883,914	1,057,577
Arma	98,012	868,160	966,172
Southwest City	88,436	363,290	451,726
Meadowcrest	87,700	1,163,564	1,251,264
Parsons	49,780	1,483,188	1,532,968
Goodwater Falls	32,000	1,297,147	1,329,147
Northfield Station	44,250	926,794	971,044
Pleasant Hill Square	29,550	877,122	906,672
Heritage Drive S.	37,440	1,237,484	1,274,924
Brodhead	21,600	985,099	1,006,699
Mt. Village	56,450	908,759	965,209
Hazlehurst	60,000	1,158,668	1,218,668
Sunrise	112,363	1,398,593	1,510,956
Stony Creek	108,200	1,547,935	1,656,135
Logan Place	39,300	1,487,612	1,526,912
Haines	189,323	2,989,975	3,179,298
Maple Wood	79,000	960,790	1,039,790
Summerhill	23,000	1,296,786	1,319,786
Dorchester	13,000	547,826	560,826
Lancaster	37,500	1,350,999	1,388,499
Dawson	40,000	1,434,973	1,474,973

Total Series 6	$ 1,897,189	$ 33,627,928	$ 35,525,117

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008

SERIES 6
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Carthage	517,268	5-27.5
Coal City	572,656	5-27.5
Frazier	1,055,293	5-27.5
Ehrhardt	417,754	5-27.5
Sinton	361,654	5-50
Frankston	227,431	5-50
Flagler Beach	685,436	5-40
Oak Ridge	613,922	5-27.5
Monett	672,823	5-27.5
Arma	605,352	5-27.5
Southwest City	279,600	5-27.5
Meadowcrest	520,651	5-40
Parsons	986,122	5-27.5
Goodwater Falls	519,567	5-27.5
Northfield Station	370,718	5-27.5
Pleasant Hill Square	348,262	5-27.5
Heritage Drive S.	788,811	5-25
Brodhead	408,432	5-40
Mt. Village	388,903	5-50
Hazlehurst	445,855	5-40
Sunrise	841,698	5-27.5
Stony Creek	672,957	5-27.5
Logan Place	772,324	5-27.5
Haines	1,796,912	5-27.5
Maple Wood	592,646	5-27.5
Summerhill	433,519	5-27.5
Dorchester	320,697	5-27.5
Lancaster	609,994	5-40
Dawson	548,504	5-40

Total Series 6	$ 17,375,761

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008
NOTES TO SCHEDULE III

SERIES 2
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2007		$ 21,356,331
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	42,567
Improvements, etc.	0
Other	0
		42,567
Deductions during period:
Cost of real estate sold	(1,455,816)
Other	(600)
		(1,456,416)

Balance at end of period - December 31, 2008		$ 19,942,482

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2007		$ 11,322,241
Current year expense	597,729
Sale of assets	(655,727)
Prior year adjustments	(600)
		(58,598)

Balance at end of period - December 31, 2008		$ 11,263,643

SERIES 3
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2007		$ 17,970,828
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	44,158
Improvements, etc.	0
Other	0
		44,158
Deductions during period:
Cost of real estate sold	0
Other	(85)
		(85)

Balance at end of period - December 31, 2008		$ 18,014,901

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2007		$ 12,377,887
Current year expense	648,659
Sale of assets	0
Prior year adjustments	(85)
		648,574

Balance at end of period - December 31, 2008		$ 13,026,461

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008
NOTES TO SCHEDULE III

SERIES 4
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2007		$ 17,751,560
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	11,695
Improvements, etc.	0
Other	0
		11,695
Deductions during period:
Cost of real estate sold	(6,994,850)
Other	0
		(6,994,850)

Balance at end of period - December 31, 2008		$ 10,768,405

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2007		$ 10,348,451
Current year expense	358,055
Sale of assets	(4,254,195)
Prior year adjustments	0
		(3,896,140)

Balance at end of period - December 31, 2008		$ 6,452,311

SERIES 5
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2007		$ 33,374,862
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	27,815
Improvements, etc.	0
Other	0
		27,815
Deductions during period:
Cost of real estate sold	0
Other	(1,073)
		(1,073)

Balance at end of period - December 31, 2008		$ 33,401,604

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2007		$ 17,555,792
Current year expense	1,067,137
Sale of assets	0
Prior year adjustments	(1,073)
		1,066,064

Balance at end of period - December 31, 2008		$ 18,621,856

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2008
NOTES TO SCHEDULE III

SERIES 6
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2007		$ 42,902,921
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	168,275
Improvements, etc.	0
Other	0
		168,275
Deductions during period:
Cost of real estate sold	(7,546,080)
Other	1
		(7,546,079)

Balance at end of period - December 31, 2008		$ 35,525,117

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2007		$ 19,982,823
Current year expense	1,077,342
Sale of assets	(3,684,405)
Prior year adjustments	1
		(2,607,062)

Balance at end of period - December 31, 2008		$ 17,375,761

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2008

SERIES 2
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Deerfield II	24	$ 677,892	8.75%	6,284	50
Hartwell Family	24	681,249	8.75%	5,307	50
Cherrytree Apts.	33	1,159,775	8.75%	9,011	50
Springwood Apts.	32	1,209,356	8.75%	9,218	50
Lewiston	25	967,261	9.00%	7,720	50
Charleston	32	813,996	8.75%	6,333	50
Sallisaw II	47	1,157,040	8.75%	8,980	50
Pocola	36	954,260	8.75%	7,407	50
Pearson Elderly	25	592,687	9.00%	4,926	50
Richland Elderly	34	838,245	8.75%	6,517	50
Woodland Terrace	30	858,062	8.75%	6,666	50
Mt. Vernon Elderly	21	554,459	8.75%	4,309	50
Lakeland Elderly	29	751,271	8.75%	5,882	50
Sylacauga Heritage	44	1,339,831	8.75%	10,536	50
Manchester Housing	49	1,406,467	8.75%	10,958	50
Durango C.W.W.	24	1,004,205	9.00%	7,739	50
Columbus Sr.	16	421,844	8.25%	3,102	50

Total Series 2	525	$ 15,387,900

SERIES 3
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Poteau II	52	$ 1,244,893	9.50%	10,682	50
Sallisaw	52	1,268,934	9.50%	10,654	50
Nowata Properties	32	829,283	9.50%	6,905	50
Waldron Properties	24	616,465	9.00%	4,950	50
Roland II	52	1,266,171	9.50%	10,657	50
Stilwell	48	1,148,045	9.50%	9,727	50
Hornellsville	24	861,353	9.00%	6,927	50
CE McKinley II	16	521,949	8.75%	5,146	50
Weston Apartments	10	263,708	9.00%	2,131	50
Countrywood Apts.	40	1,151,895	9.00%	9,310	50
Wildwood Apts.	28	820,924	9.50%	6,906	50
Hancock	12	332,284	9.50%	3,119	50
Hopkins	24	694,102	8.75%	5,815	50
Elkhart Apts.	54	1,050,016	9.00%	9,198	40
Heritage Villas	25	655,118	8.75%	5,110	50

Total Series 3	493	$ 12,725,140

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2008

SERIES 4
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Seneca Apartments	24	$ 589,479	9.00%	4,692	50
Westville	36	831,543	8.75%	6,448	50
Wellsville Senior	24	635,501	8.75%	4,859	50
Stilwell II	52	1,247,313	8.75%	9,672	50
Spring Hill Senior	24	673,951	8.75%	5,236	50
Wynnwood Common	34	1,327,627	8.75%	10,300	50
St. Joseph	24	801,889	9.00%	6,379	50
Courtyard	21	689,635	9.25%	5,622	50
Piedmont	36	1,007,398	8.75%	7,856	50
S.F. Arkansas City	12	333,273	10.62%	3,056	50

Total Series 4	287	$ 8,137,609

SERIES 5
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Seymour	37	$ 1,195,109	8.75%	9,346	50
Effingham	24	778,232	8.75%	6,032	50
S.F. Winfield	12	325,897	11.37%	3,016	50
S.F.Medicine Lodge	16	443,717	10.62%	4,049	50
S.F. Ottawa	24	558,477	10.62%	5,126	50
S.F. Concordia	20	545,800	11.87%	5,498	50
Carrollton Club	78	2,585,990	7.75%	18,064	50
Scarlett Oaks	40	1,343,014	8.25%	9,870	50
Brooks Hill	44	1,414,259	8.25%	10,398	50
Greensboro	24	706,576	7.75%	4,937	50
Greensboro II	32	866,872	7.75%	6,129	50
Pine Terrace	24	702,818	8.25%	5,172	50
Shellman	27	714,055	8.25%	5,264	50
Blackshear	46	1,277,481	8.25%	9,389	50
Crisp Properties	31	901,264	8.25%	6,632	50
Crawford	25	720,147	8.25%	5,302	50
Yorkshire	60	2,013,956	8.25%	14,842	50
Woodcrest	40	1,217,387	8.25%	9,402	50
Clayton	24	646,063	8.25%	4,760	50
Alma	24	710,631	8.75%	8,018	50
Spring Hill	36	1,089,391	8.25%	8,018	50
Menard Retirement	24	608,064	8.75%	4,715	50
Wallis Housing	24	360,000	8.75%	3,688	50
Mill Creek	60	1,386,148	8.25%	10,192	50
Cloverdale	24	734,156	8.75%	5,693	50
S. Timber Ridge	44	1,031,691	8.75%	7,986	50
Pineville	12	309,411	8.25%	2,318	50
Ravenwood	24	701,055	7.25%	4,595	50

Total Series 5	900	$ 25,887,661

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2008

SERIES 6
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Carthage	24	549,227	8.75%	4,371	50
Coal City	24	944,796	7.75%	6,578	50
Frazier	30	1,426,016	8.25%	10,470	50
Ehrhardt	16	542,576	7.75%	3,791	50
Sinton	32	823,027	8.25%	6,063	50
Frankston	24	543,860	8.75%	4,207	50
Flagler Beach	43	1,348,640	8.25%	9,864	50
Oak Ridge	24	786,356	8.25%	5,800	50
Monett	32	763,228	8.25%	5,598	50
Arma	28	696,680	8.75%	5,388	50
Southwest City	12	308,363	8.25%	2,271	50
Meadowcrest	32	974,772	8.25%	7,160	50
Parsons	48	1,216,948	7.75%	8,485	50
Goodwater Falls	36	1,039,461	7.75%	7,980	50
Northfield Station	24	772,412	7.75%	5,379	50
Pleasant Hill Square	24	752,786	7.75%	5,315	50
Heritage Drive S.	40	951,169	8.25%	6,990	50
Brodhead	24	760,887	7.75%	5,303	50
Mt. Village	24	760,166	8.25%	5,574	50
Hazlehurst	32	923,881	8.25%	7,105	50
Sunrise	33	1,126,586	8.75%	8,711	50
Stony Creek	32	1,298,917	8.75%	9,065	50
Logan Place	40	1,215,066	8.25%	8,909	50
Haines	32	2,312,724	8.25%	16,950	50
Maple Wood	24	770,224	7.75%	5,381	50
Summerhill	28	1,159,826	8.25%	5,911	50
Dorchester	12	448,632	7.75%	3,118	50
Lancaster	33	1,043,815	7.75%	7,775	50
Dawson	40	1,147,736	7.25%	7,524	50

Total Series 6	847	$ 27,408,777

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: June 29, 2009	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: June 29, 2009	By:/s/ J. Davenport Mosby III
J. Davenport Mosby III
Director

Date: June 29, 2009	By:/s/ Jonathan Oorlog
Jonathan Oorlog
Vice President and Chief Financial Officer

Date: June 29, 2009	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer