Form 10-Q
period 2009-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 2009-08-14
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2009	2009	2009	2009	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 146,125	$ 161,708	$ 139,134	$ 148,892	$ 203,799	$ 408,013

Total Assets	$ 146,125	$ 161,708	$ 139,134	$ 148,892	$ 203,799	$ 408,013

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 5,238	$ 8,464	$ 4,850	$ 8,265	$ 5,599	$ 9,602
Distribution Payable	16,121	16,121	3,249	3,249	1,492	192,692

Total Current Liabilities	21,359	24,585	8,099	11,514	7,091	202,294

Long-Term Liabilities:
Payable to General Partners	825,210	813,714	685,834	676,401	869,416	863,408

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
6,136, 5,456, and 6,915 for Series 2, 3, and 4, respectively,
have been issued at June 30, 2009 and March 31, 2009	(840,710)	(817,096)	(554,989)	(539,371)	(677,947)	(663,078)
General Partners	140,266	140,505	190	348	5,239	5,389

Total Partners' Deficit	(700,444)	(676,591)	(554,799)	(539,023)	(672,708)	(657,689)

Total Liabilities and Partners' Deficit	$ 146,125	$ 161,708	$ 139,134	$ 148,892	$ 203,799	$ 408,013

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2009	2009	2009	2009	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 86,051	$ 107,240	$ 272,764	$ 427,375	$ 847,873	$ 1,253,228

Total Assets	$ 86,051	$ 107,240	$ 272,764	$ 427,375	$ 847,873	$ 1,253,228

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 9,368	$ 13,333	$ 10,696	$ 16,006	$ 35,751	$ 55,670
Distribution Payable	3,704	3,704	-	130,517	24,566	346,283

Total Current Liabilities	13,072	17,037	10,696	146,523	60,317	401,953

Long-Term Liabilities:
Payable to General Partners	851,661	832,457	1,212,063	1,191,713	4,444,184	4,377,693

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
8,616 and 10,105 for Series 5 and 6, respectively, have
been issued at June 30, 2009 and March 31, 2009	(778,638)	(742,574)	(950,827)	(912,084)	(3,803,111)	(3,674,203)
General Partners	(44)	320	832	1,223	146,483	147,785

Total Partners' Deficit	(778,682)	(742,254)	(949,995)	(910,861)	(3,656,628)	(3,526,418)

Total Liabilities and Partners' Deficit	$ 86,051	$ 107,240	$ 272,764	$ 427,375	$ 847,873	$ 1,253,228

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 2,737	$ 3,793	$ 7,513	$ 8,555	$ 1,737	$ 4,153
Total Revenues	2,737	3,793	7,513	8,555	1,737	4,153

Expenses:
Asset Management Fee - General Partner	11,496	12,256	9,433	9,499	6,008	9,947
General and Administrative:
General Partner	12,697	15,550	11,203	12,958	7,469	12,664
Other	2,402	2,768	2,657	3,147	3,288	2,567

Total Expenses	26,595	30,574	23,293	25,604	16,765	25,178

Loss Before Gain on Sale of Project Partnerships and Other Income	(23,858)	(26,781)	(15,780)	(17,049)	(15,028)	(21,025)
Gain on Sale of Project Partnerships	-	-	-	-	-	120,977
Interest Income	5	1,857	4	1,841	9	2,618

Net (Loss) Income	$ (23,853)	$ (24,924)	$ (15,776)	$ (15,208)	$ (15,019)	$ 102,570

Allocation of Net (Loss) Income:
Assignees	$ (23,614)	$ (24,675)	$ (15,618)	$ (15,056)	$ (14,869)	$ 101,544
General Partners	(239)	(249)	(158)	(152)	(150)	1,026

	$ (23,853)	$ (24,924)	$ (15,776)	$ (15,208)	$ (15,019)	$ 102,570

Net (Loss) Income Per Beneficial Assignee Certificate	$ (3.85)	$ (4.02)	$ (2.86)	$ (2.76)	$ (2.15)	$ 14.68

Number of Beneficial Assignee Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 8,084	$ 5,992	$ 7,087	$ 11,438	$ 27,158	$ 33,931
Total Revenues	8,084	5,992	7,087	11,438	27,158	33,931

Expenses:
Asset Management Fee - General Partner	19,204	19,299	20,350	24,576	66,491	75,577
General and Administrative:
General Partner	20,913	24,189	21,660	30,236	73,942	95,597
Other	4,398	5,149	4,221	3,900	16,966	17,531

Total Expenses	44,515	48,637	46,231	58,712	157,399	188,705

Loss Before Equity in Loss of Project Partnerships and Other Income	(36,431)	(42,645)	(39,144)	(47,274)	(130,241)	(154,774)
Equity in Loss of Project Partnerships	-	(3,818)	-	(1,233)	-	(5,051)
Gain on Sale of Project Partnerships	-	-	-	-	-	120,977
Interest Income	3	1,869	10	4,179	31	12,364

Net Loss	$ (36,428)	$ (44,594)	$ (39,134)	$ (44,328)	$ (130,210)	$ (26,484)

Allocation of Net Loss:
Assignees	$ (36,064)	$ (44,148)	$ (38,743)	$ (43,885)	$ (128,908)	$ (26,220)
General Partners	(364)	(446)	(391)	(443)	(1,302)	(264)

	$ (36,428)	$ (44,594)	$ (39,134)	$ (44,328)	$ (130,210)	$ (26,484)

Net Loss Per Beneficial Assignee Certificate	$ (4.19)	$ (5.12)	$ (3.83)	$ (4.34)

Number of Beneficial Assignee Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2008	$ (709,923)	$ 138,065	$ (571,858)	$ (449,798)	$ 1,253	$ (448,545)

Net Loss	(24,675)	(249)	(24,924)	(15,056)	(152)	(15,208)

Balance at June 30, 2008	$ (734,598)	$ 137,816	$ (596,782)	$ (464,854)	$ 1,101	$ (463,753)

Balance at March 31, 2009	$ (817,096)	$ 140,505	$ (676,591)	$ (539,371)	$ 348	$ (539,023)

Net Loss	(23,614)	(239)	(23,853)	(15,618)	(158)	(15,776)

Balance at June 30, 2009	$ (840,710)	$ 140,266	$ (700,444)	$ (554,989)	$ 190	$ (554,799)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2008	$ (583,401)	$ 3,026	$ (580,375)	$ (550,103)	$ 2,227	$ (547,876)

Net Income (Loss)	101,544	1,026	102,570	(44,148)	(446)	(44,594)

Distributions to Assignees	(120,977)	-	(120,977)	-	-	-

Balance at June 30, 2008	$ (602,834)	$ 4,052	$ (598,782)	$ (594,251)	$ 1,781	$ (592,470)

Balance at March 31, 2009	$ (663,078)	$ 5,389	$ (657,689)	$ (742,574)	$ 320	$ (742,254)

Net Loss	(14,869)	(150)	(15,019)	(36,064)	(364)	(36,428)

Balance at June 30, 2009	$ (677,947)	$ 5,239	$ (672,708)	$ (778,638)	$ (44)	$ (778,682)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2008	$ (692,755)	$ (6,005)	$ (698,760)	$ (2,985,980)	$ 138,566	$ (2,847,414)

Net Loss	(43,885)	(443)	(44,328)	(26,220)	(264)	(26,484)

Distributions to Assignees	-	-	-	(120,977)	-	(120,977)

Balance at June 30, 2008	$ (736,640)	$ (6,448)	$ (743,088)	$ (3,133,177)	$ 138,302	$ (2,994,875)

Balance at March 31, 2009	$ (912,084)	$ 1,223	$ (910,861)	$ (3,674,203)	$ 147,785	$ (3,526,418)

Net Loss	(38,743)	(391)	(39,134)	(128,908)	(1,302)	(130,210)

Balance at June 30, 2009	$ (950,827)	$ 832	$ (949,995)	$ (3,803,111)	$ 146,483	$ (3,656,628)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 2		SERIES 3
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (23,853)	$ (24,924)	$ (15,776)	$ (15,208)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Premium on Investment in Securities	-	44	-	44
Distribution Income	(2,737)	(3,793)	(7,513)	(8,555)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	1,610	-	1,610
Increase in Payable to General Partners	8,270	8,605	6,018	5,456
Net Cash Used in Operating Activities	(18,320)	(18,458)	(17,271)	(16,653)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	2,737	3,793	7,513	8,555
Redemption of Investment Securities	-	125,000	-	125,000
Net Cash Provided by Investing Activities	2,737	128,793	7,513	133,555

(Decrease) Increase in Cash and Cash Equivalents	(15,583)	110,335	(9,758)	116,902
Cash and Cash Equivalents at Beginning of Year	161,708	83,047	148,892	75,920

Cash and Cash Equivalents at End of Period	$ 146,125	$ 193,382	$ 139,134	$ 192,822

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 4		SERIES 5
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net (Loss) Income	$ (15,019)	$ 102,570	$ (36,428)	$ (44,594)
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Premium on Investment in Securities	-	62	-	44
Equity in Loss of Project Partnerships	-	-	-	3,818
Gain on Sale of Project Partnerships	-	(120,977)	-	-
Distribution Income	(1,737)	(4,153)	(8,084)	(5,992)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	2,254	-	1,610
Increase in Payable to General Partners	2,005	3,503	15,239	14,703
Net Cash Used in Operating Activities	(14,751)	(16,741)	(29,273)	(30,411)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	1,737	4,153	8,084	5,992
Net Proceeds from Sale of Project Partnerships	-	120,977	-	-
Redemption of Investment Securities	-	175,000	-	125,000
Net Cash Provided by Investing Activities	1,737	300,130	8,084	130,992

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(191,200)	-	-	(179,988)
Net Cash Used in Financing Activities	(191,200)	-	-	(179,988)

(Decrease) Increase in Cash and Cash Equivalents	(204,214)	283,389	(21,189)	(79,407)
Cash and Cash Equivalents at Beginning of Year	408,013	97,986	107,240	258,274

Cash and Cash Equivalents at End of Period	$ 203,799	$ 381,375	$ 86,051	$ 178,867

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ 120,977	$ -	$ -
Distribution to Assignees	-	(120,977)	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	SERIES 6		TOTAL SERIES 2 - 6
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (39,134)	$ (44,328)	$ (130,210)	$ (26,484)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Premium on Investment in Securities	-	105	-	299
Equity in Loss of Project Partnerships	-	1,233	-	5,051
Gain on Sale of Project Partnerships	-	-	-	(120,977)
Distribution Income	(7,087)	(11,438)	(27,158)	(33,931)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	3,865	-	10,949
Increase in Payable to General Partners	15,585	18,748	47,117	51,015
Net Cash Used in Operating Activities	(30,636)	(31,815)	(110,251)	(114,078)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	7,087	11,438	27,158	33,931
Net Proceeds from Sale of Project Partnerships	-	-	-	120,977
Redemption of Investment Securities	-	300,000	-	850,000
Net Cash Provided by Investing Activities	7,087	311,438	27,158	1,004,908

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(131,062)	-	(322,262)	(179,988)
Net Cash Used in Financing Activities	(131,062)	-	(322,262)	(179,988)

(Decrease) Increase in Cash and Cash Equivalents	(154,611)	279,623	(405,355)	710,842
Cash and Cash Equivalents at Beginning of Year	427,375	128,416	1,253,228	643,643

Cash and Cash Equivalents at End of Period	$ 272,764	$ 408,039	$ 847,873	$ 1,354,485

Supplemental disclosure of non-cash activities:
(Decrease) Increase in Distribution Payable	$ (545)	$ -	$ (545)	$ 120,977
Increase in Payable to General Partners	545	-	545	-
Distribution to Assignees	-	-	-	(120,977)
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. (“Gateway”), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of June 30, 2009, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the “Assignees”).  The fiscal year of Gateway for reporting purposes ends on March 31.

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

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively, had been issued as of June 30, 2009.  Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Pursuant to the limited partnership agreements for the Project Partnerships, cash losses generated by the Project Partnerships are allocated to the general partners of those partnerships.  In subsequent years, cash profits, if any, are first allocated to the general partners to the extent of the allocation of prior cash losses.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships in the present Tax Credit market conditions cannot be practicably determined.  As a result, Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Accordingly, in the quarter ended December 31, 2008, impairment expense of $22,839 was recognized in the Statement of Operations (all in Series 6).  No impairment expense was incurred in the fourth quarter of fiscal year 2009.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during each of the three-month periods ended June 30, 2009 and 2008.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investment in Securities

Gateway applies Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”).  Under FAS 115, Gateway is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway’s intent in holding the securities.  Gateway’s intent is to hold all of its debt securities (U.S. Treasury Notes) until maturity and to use these assets to fund Gateway’s ongoing operations.  The U.S. Treasury Notes are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.  There are no investments in securities as of June 30, 2009.

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

Gateway holds variable interests in 97 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Two of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $17,504,079 at June 30, 2009.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway’s report on Form 10-K for the year ended March 31, 2009 and any amendments thereto.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

NOTE 3 - RELATED PARTY TRANSACTIONS:

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

For the three months ended June 30, 2009 and 2008, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2009	2008
Series 2	$ 11,496	$ 12,256
Series 3	9,433	9,499
Series 4	6,008	9,947
Series 5	19,204	19,299
Series 6	20,350	24,576
Total	$ 66,491	$ 75,577

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2009	2008
Series 2	$ 12,697	$ 15,550
Series 3	11,203	12,958
Series 4	7,469	12,664
Series 5	20,913	24,189
Series 6	21,660	30,236
Total	$ 73,942	$ 95,597

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 5, Summary of Disposition Activities herein.

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS:

As of June 30, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 2 - 17, Series 3 - 15, and Series 4 - 10) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2009	2009	2009	2009	2009	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,159,579	$ 3,159,579	$ 2,494,974	$ 2,494,974	$ 1,556,420	$ 1,556,420

Cumulative equity in losses of Project
Partnerships (1)	(3,298,001)	(3,298,001)	(2,675,808)	(2,675,808)	(1,645,185)	(1,645,185)

Cumulative distributions received from
Project Partnerships	(59,212)	(59,212)	(93,673)	(93,673)	(45,823)	(45,823)

Investment in Project Partnerships before
Adjustment	(197,634)	(197,634)	(274,507)	(274,507)	(134,588)	(134,588)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	254,188	254,188	318,739	318,739	164,485	164,485
Accumulated amortization of acquisition
fees and expenses	(56,554)	(56,554)	(44,232)	(44,232)	(29,897)	(29,897)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $5,224,363 in Series 2, $5,943,111 in Series 3, and $2,959,355 in Series 4 for the period ended June 30, 2009; and cumulative suspended losses of $5,135,273 in Series 2, $5,884,963 in Series 3, and $2,922,713 in Series 4 for the year ended March 31, 2009 are not included.

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of June 30, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 28 and Series 6 - 29) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2009	2009	2009	2009	2009	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 5,097,323	$ 5,097,323	$ 5,424,795	$ 5,424,795	$ 17,733,091	$ 17,733,091

Cumulative equity in losses of Project
Partnerships (1)	(5,329,389)	(5,329,389)	(5,590,369)	(5,590,369)	(18,538,752)	(18,538,752)

Cumulative distributions received from
Project Partnerships	(160,153)	(160,153)	(191,505)	(191,505)	(550,366)	(550,366)

Investment in Project Partnerships before
Adjustment	(392,219)	(392,219)	(357,079)	(357,079)	(1,356,027)	(1,356,027)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	531,092	531,092	557,032	557,032	1,825,536	1,825,536
Accumulated amortization of acquisition
fees and expenses	(138,873)	(138,873)	(177,114)	(177,114)	(446,670)	(446,670)

Reserve for Impairment of Investment in
Project Partnerships	-	-	(22,839)	(22,839)	(22,839)	(22,839)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $8,078,212 in Series 5 and $5,256,325 in Series 6 for the period ended June 30, 2009; and cumulative suspended losses of $7,971,901 in Series 5 and $5,086,927 in Series 6 for the year ended March 31, 2009 are not included.

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 and Series 3 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 2		SERIES 3
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,633,820	$ 1,758,232	$ 1,723,591	$ 1,588,677
Investment properties, net	8,529,407	9,870,143	4,826,275	5,431,107
Other assets	38,150	40,129	25,437	44,769
Total assets	$ 10,201,377	$ 11,668,504	$ 6,575,303	$ 7,064,553

Liabilities and Partners' Deficit:
Current liabilities	$ 559,645	$ 603,183	$ 337,738	$ 262,265
Long-term debt	15,302,625	16,346,779	12,628,696	12,743,481
Total liabilities	15,862,270	16,949,962	12,966,434	13,005,746

Partners' equity (deficit)
Limited Partner	(5,496,215)	(5,152,748)	(6,591,057)	(6,163,650)
General Partners	(164,678)	(128,710)	199,926	222,457
Total partners' deficit	(5,660,893)	(5,281,458)	(6,391,131)	(5,941,193)

Total liabilities and partners' deficit	$ 10,201,377	$ 11,668,504	$ 6,575,303	$ 7,064,553

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 571,845	$ 597,556	$ 531,570	$ 515,064
Expenses:
Operating expenses	430,324	395,031	365,475	335,766
Interest expense	82,079	88,728	62,665	63,374
Depreciation and amortization	149,432	163,947	162,165	161,834

Total expenses	661,835	647,706	590,305	560,974

Net loss	$ (89,990)	$ (50,150)	$ (58,735)	$ (45,910)

Other partners' share of net loss	$ (900)	$ (501)	$ (587)	$ (459)

Gateway's share of net loss	$ (89,090)	$ (49,649)	$ (58,148)	$ (45,451)
Suspended losses	89,090	49,649	58,148	45,451

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ -

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 4 and Series 5 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 4		SERIES 5
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,050,476	$ 1,519,999	$ 3,033,745	$ 3,037,519
Investment properties, net	4,226,580	6,529,316	14,517,775	15,552,539
Other assets	18,868	27,470	25,608	50,421
Total assets	$ 5,295,924	$ 8,076,785	$ 17,577,128	$ 18,640,479

Liabilities and Partners' Deficit:
Current liabilities	$ 220,106	$ 267,513	$ 721,172	$ 653,462
Long-term debt	8,089,802	12,130,814	25,741,575	25,905,754
Total liabilities	8,309,908	12,398,327	26,462,747	26,559,216

Partners' equity (deficit)
Limited Partner	(3,141,206)	(4,390,642)	(8,594,870)	(7,668,228)
General Partners	127,222	69,100	(290,749)	(250,509)
Total partners' deficit	(3,013,984)	(4,321,542)	(8,885,619)	(7,918,737)

Total liabilities and partners' deficit	$ 5,295,924	$ 8,076,785	$ 17,577,128	$ 18,640,479

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 329,865	$ 488,876	$ 1,044,737	$ 1,003,317
Expenses:
Operating expenses	233,635	342,725	749,333	643,502
Interest expense	44,157	65,760	136,005	139,442
Depreciation and amortization	89,514	132,886	266,784	266,530

Total expenses	367,306	541,371	1,152,122	1,049,474

Net loss	$ (37,441)	$ (52,495)	$ (107,385)	$ (46,157)

Other partners' share of net loss	$ (799)	$ (565)	$ (1,074)	$ (462)

Gateway's share of net loss	$ (36,642)	$ (51,930)	$ (106,311)	$ (45,695)
Suspended losses	36,642	51,930	106,311	41,877

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ (3,818)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 6 and Total Series 2 - 6 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 6		TOTAL SERIES 2 - 6
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,726,622	$ 4,531,299	$ 11,168,254	$ 12,435,726
Investment properties, net	17,880,020	22,588,002	49,980,057	59,971,107
Other assets	7,724	24,094	115,787	186,883
Total assets	$ 21,614,366	$ 27,143,395	$ 61,264,098	$ 72,593,716

Liabilities and Partners' Deficit:
Current liabilities	$ 709,805	$ 853,117	$ 2,548,466	$ 2,639,540
Long-term debt	27,229,395	32,940,725	88,992,093	100,067,553
Total liabilities	27,939,200	33,793,842	91,540,559	102,707,093

Partners' deficit
Limited Partner	(5,755,151)	(6,036,779)	(29,578,499)	(29,412,047)
General Partners	(569,683)	(613,668)	(697,962)	(701,330)
Total partners' deficit	(6,324,834)	(6,650,447)	(30,276,461)	(30,113,377)

Total liabilities and partners' deficit	$ 21,614,366	$ 27,143,395	$ 61,264,098	$ 72,593,716

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,024,852	$ 1,222,820	$ 3,502,869	$ 3,827,633
Expenses:
Operating expenses	791,927	821,823	2,570,694	2,538,847
Interest expense	135,068	170,839	459,974	528,143
Depreciation and amortization	269,344	332,096	937,239	1,057,293

Total expenses	1,196,339	1,324,758	3,967,907	4,124,283

Net loss	$ (171,487)	$ (101,938)	$ (465,038)	$ (296,650)

Other partners' share of net loss	$ (2,089)	$ (1,466)	$ (5,449)	$ (3,453)

Gateway's share of net loss	$ (169,398)	$ (100,472)	$ (459,589)	$ (293,197)
Suspended losses	169,398	99,239	459,589	288,146

Equity in Loss of Project Partnerships	$ -	$ (1,233)	$ -	$ (5,051)

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of June 30, 2009, Gateway has sold or otherwise disposed of its interest in 49 Project Partnerships (5 in Series 2, 8 in Series 3, 19 in Series 4, 8 in Series 5 and 9 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2010 Disposition Activity:

There have been no sales or dispositions of Project Partnerships during the three-month period ended June 30, 2009.

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

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Gateway.  The MD&A is provided as a supplement to, and should be read in conjunction with the financial statements and accompanying footnotes to the financial statements contained elsewhere in this report.

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

Results of Operations

As more fully detailed in the Exit Strategy discussion included within this MD&A, all of the Project Partnerships have delivered their Tax Credits to Gateway, the Tax Credit compliance period has expired, and Gateway is in the process of selling or disposing of all of its remaining Project Partnership interests.  Net proceeds received from the sales are being distributed to the Assignees.  Once all Project Partnership interests have been sold or otherwise disposed of, Gateway will be liquidated.  The target date for liquidation of Gateway is on or before December 31, 2011, although there is no certainty, and it may not even be considered likely at this time, that all the activities necessary to occur as of such date will have transpired.

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased $6,773 from $33,931 for the three months ended June 30, 2008 to $27,158 for the three months ended June 30, 2009.  The decrease in distribution income is a result of fewer Project Partnerships invested in by Gateway.  As of June 30, 2009, Gateway has an investment in 99 Project Partnerships as compared to 110 Project Partnership investments held as of June 30, 2008.

Total expenses of Gateway were $157,399 for the three months ended June 30, 2009, a decrease of $31,306 as compared to the three months ended June 30, 2008 total expenses of $188,705.  The decrease results primarily from decreases in asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships).

Equity in Loss of Project Partnerships decreased to $0 for the three months ended June 30, 2009 from $5,051 for the three months ended June 30, 2008 as a result of the suspension of all losses so that the Investments in Project Partnerships does not fall below zero.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  Gateway’s share of the net loss from Project Partnerships for the three-month periods ended March 31, 2009 and 2008 (Project Partnership financial information is on a three-month lag), was $459,589 and $293,197, respectively.  Gateway suspended net losses from Project Partnerships for the three months ended March 31, 2009 and 2008 totaling $459,589 and $288,146, respectively.

Gain on Sale of Project Partnerships decreased to $0 for the three months ended June 30, 2009 from $120,977 for the three months ended June 30, 2008.  As more fully discussed within this MD&A, no Project Partnership investments were sold or disposed of during the quarter-ended June 30, 2009 as compared to the quarter-ended June 30, 2008 when one Project Partnership investment was sold.  The amount of the gain or loss on a sale of Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Interest income decreased $12,333 from $12,364 for the three months ended June 30, 2008 to $31 for the three months ended June 30, 2009.  The change in interest income results primarily from the fluctuation of interest rates on short-term investments over this period and a lower balance of funds earning interest.  Cash and cash equivalents decreased $506,612 from $1,354,485 as of June 30, 2008 as compared to the June 30, 2009 balance of $847,873.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported a net loss of $130,210 from operations for the three months ended June 30, 2009.  Cash and Cash Equivalents decreased by $405,355.  Of the Cash and Cash Equivalents on hand as of June 30, 2009, $24,566 is payable to certain Series’ Assignees arising from the sale of Project Partnerships.  Distributions either have or will occur to those certain Assignees in a subsequent quarter.  After consideration of these sales proceeds, Cash and Cash Equivalents decreased $83,638 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  Equity in Loss of Project Partnerships for the three months ended June 30, 2009 and 2008 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2009 and 2008, Gateway’s share of the Project Partnerships’ net loss was $89,090 and $49,649 generated from Rental and other income of $571,845 and $597,556, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $149,432 and $163,947 for the three months ended March 31, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

At June 30, 2009, the Series had $146,125 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $23,853 for the three months ended June 30, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $18,320.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $2,737.

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  Equity in Loss of Project Partnerships for the three months ended June 30, 2009 and 2008 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2009 and 2008, Gateway’s share of the Project Partnerships’ net loss was $58,148 and $45,451 generated from Rental and other income of $531,570 and $515,064, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $162,165 and $161,834 for the three months ended March 31, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2009, the Series had $139,134 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $15,776 for the three months ended June 30, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $17,271.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $7,513.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  Equity in Loss of Project Partnerships for the three months ended June 30, 2009 and 2008 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2009 and 2008, Gateway’s share of the Project Partnerships’ net loss was $36,642 and $51,930 generated from Rental and other income of $329,865 and $488,876, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $89,514 and $132,886 for the three months ended March 31, 2009 and 2008, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2009, the Series had $203,799 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $15,019 for the three months ended June 30, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $14,751.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $1,737.  Cash used in financing activities consists of distributions paid to Assignees totaling $191,200.

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  Equity in Loss of Project Partnerships decreased to $0 for the three months ended June 30, 2009 from $3,818 for the three months ended June 30, 2008 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2009 and 2008, the Project Partnerships generated a loss of $107,385 and $46,157 on Rental and other income of $1,044,737 and $1,003,317, respectively.  Gateway’s share of the Project Partnerships’ net loss was $106,311 and $45,695, of which $106,311 and $41,877 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $266,784 and $266,530 for the three months ended March 31, 2009 and 2008, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2009, the Series had $86,051 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $36,428 for the three months ended June 30, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $29,273.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $8,084.

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  Equity in Loss of Project Partnerships decreased to $0 for the three months ended June 30, 2009 from $1,233 for the three months ended June 30, 2008 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2009 and 2008, the Project Partnerships generated a loss of $171,487 and $101,938 on Rental and other income of $1,024,852 and $1,222,820, respectively.  Gateway’s share of the Project Partnerships’ net loss was $169,398 and $100,472, of which $169,398 and $99,239 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $269,344 and $332,096 for the three months ended March 31, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2009, the Series had $272,764 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $39,134 for the three months ended June 30, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $30,636.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $7,087.  Cash used in financing activities consists of distributions paid to Assignees totaling $131,062.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized during each of the three-month periods ended June 30, 2009 and 2008.

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

As of June 30, 2009, Gateway holds a limited partner interest in 99 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  17 Project Partnerships for Series 2, 15 Project Partnerships for Series 3, 10 Project Partnerships for Series 4, 28 Project Partnerships for Series 5, and 29 Project Partnerships for Series 6.  Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of June 30, 2009, 49 of the Project Partnerships have been sold or otherwise disposed of (5 in Series 2, 8 in Series 3, 19 in Series 4, 8 in Series 5, and 9 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  There were no sales of Project Partnerships during the quarter-ended June 30, 2009.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Fiscal Year 2010 Disposition Activity:

There have been no sales or dispositions of Project Partnerships during the three-month period ended June 30, 2009.

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

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of June 30, 2009:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 2

Lewiston Limited Partnership	Durango C.W.W. Limited Partnership
Charleston Properties	Sallisaw Properties II
Pocola Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $380,000, or $61.93 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 2 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 18-month period.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: August 14, 2009	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: August 14, 2009	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer

Date: August 14, 2009	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer