Form 10-Q
period 2009-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 2009-11-13
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2009	2009	2009	2009	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 150,456	$ 161,708	$ 125,341	$ 148,892	$ 191,465	$ 408,013

Total Assets	$ 150,456	$ 161,708	$ 125,341	$ 148,892	$ 191,465	$ 408,013

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 4,245	$ 8,464	$ 3,771	$ 8,265	$ 4,913	$ 9,602
Distribution Payable	32,689	16,121	3,249	3,249	1,492	192,692

Total Current Liabilities	36,934	24,585	7,020	11,514	6,405	202,294

Long-Term Liabilities:
Payable to General Partners	836,706	813,714	695,267	676,401	875,423	863,408

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
6,136, 5,456, and 6,915 for Series 2, 3, and 4, respectively,
have been issued at September 30, 2009 and March 31, 2009	(863,389)	(817,096)	(576,915)	(539,371)	(695,425)	(663,078)
General Partners	140,205	140,505	(31)	348	5,062	5,389

Total Partners' Deficit	(723,184)	(676,591)	(576,946)	(539,023)	(690,363)	(657,689)

Total Liabilities and Partners' Deficit	$ 150,456	$ 161,708	$ 125,341	$ 148,892	$ 191,465	$ 408,013

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2009	2009	2009	2009	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 59,150	$ 107,240	$ 247,756	$ 427,375	$ 774,168	$ 1,253,228

Total Assets	$ 59,150	$ 107,240	$ 247,756	$ 427,375	$ 774,168	$ 1,253,228

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 6,132	$ 13,333	$ 7,619	$ 16,006	$ 26,680	$ 55,670
Distribution Payable	3,704	3,704	-	130,517	41,134	346,283

Total Current Liabilities	9,836	17,037	7,619	146,523	67,814	401,953

Long-Term Liabilities:
Payable to General Partners	870,865	832,457	1,232,412	1,191,713	4,510,673	4,377,693

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
8,616 and 10,105 for Series 5 and 6, respectively, have
been issued at September 30, 2009 and March 31, 2009	(821,078)	(742,574)	(992,684)	(912,084)	(3,949,491)	(3,674,203)
General Partners	(473)	320	409	1,223	145,172	147,785

Total Partners' Deficit	(821,551)	(742,254)	(992,275)	(910,861)	(3,804,319)	(3,526,418)

Total Liabilities and Partners' Deficit	$ 59,150	$ 107,240	$ 247,756	$ 427,375	$ 774,168	$ 1,253,228

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 4,909	$ 3,557	$ 5,980	$ 862	$ 4,920	$ 6,837
Total Revenues	4,909	3,557	5,980	862	4,920	6,837

Expenses:
Asset Management Fee - General Partner	11,496	12,257	9,433	9,499	6,007	8,983
General and Administrative:
General Partner	10,660	12,810	9,549	10,801	6,366	9,930
Other	5,496	9,575	9,149	11,806	10,207	11,654

Total Expenses	27,652	34,642	28,131	32,106	22,580	30,567

Loss Before Gain on Sale of Project Partnerships and Other Income	(22,743)	(31,085)	(22,151)	(31,244)	(17,660)	(23,730)
Gain on Sale of Project Partnerships	16,567	-	-	-	-	24,550
Interest Income	3	1,453	4	1,509	5	2,465

Net (Loss) Income	$ (6,173)	$ (29,632)	$ (22,147)	$ (29,735)	$ (17,655)	$ 3,285

Allocation of Net (Loss) Income:
Assignees	$ (6,111)	$ (29,336)	$ (21,926)	$ (29,438)	$ (17,478)	$ 3,252
General Partners	(62)	(296)	(221)	(297)	(177)	33

	$ (6,173)	$ (29,632)	$ (22,147)	$ (29,735)	$ (17,655)	$ 3,285

Net (Loss) Income Per Beneficial Assignee Certificate	$ (1.00)	$ (4.78)	$ (4.02)	$ (5.40)	$ (2.53)	$ 0.47

Number of Beneficial Assignee Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 6,545	$ 1,653	$ 9,639	$ 7,514	$ 31,993	$ 20,423
Total Revenues	6,545	1,653	9,639	7,514	31,993	20,423

Expenses:
Asset Management Fee - General Partner	19,204	19,299	20,350	24,576	66,490	74,614
General and Administrative:
General Partner	17,825	20,162	18,461	24,599	62,861	78,302
Other	12,387	15,106	13,115	14,952	50,354	63,093

Total Expenses	49,416	54,567	51,926	64,127	179,705	216,009

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(42,871)	(52,914)	(42,287)	(56,613)	(147,712)	(195,586)
Equity in (Loss) Income of Project Partnerships	-	(11,623)	-	8,508	-	(3,115)
Gain on Sale of Project Partnerships	-	-	-	-	16,567	24,550
Interest Income	2	951	7	3,082	21	9,460

Net Loss	$ (42,869)	$ (63,586)	$ (42,280)	$ (45,023)	$ (131,124)	$ (164,691)

Allocation of Net Loss:
Assignees	$ (42,440)	$ (62,950)	$ (41,857)	$ (44,573)	$ (129,813)	$ (163,044)
General Partners	(429)	(636)	(423)	(450)	(1,311)	(1,647)

	$ (42,869)	$ (63,586)	$ (42,280)	$ (45,023)	$ (131,124)	$ (164,691)

Net Loss Per Beneficial Assignee Certificate	$ (4.93)	$ (7.31)	$ (4.14)	$ (4.41)

Number of Beneficial Assignee Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 7,646	$ 7,350	$ 13,493	$ 9,417	$ 6,657	$ 10,990
Total Revenues	7,646	7,350	13,493	9,417	6,657	10,990

Expenses:
Asset Management Fee - General Partner	22,992	24,513	18,866	18,998	12,015	18,930
General and Administrative:
General Partner	23,357	28,360	20,752	23,759	13,835	22,594
Other	7,898	12,343	11,806	14,953	13,495	14,221

Total Expenses	54,247	65,216	51,424	57,710	39,345	55,745

Loss Before Gain on Sale of Project Partnerships and Other Income	(46,601)	(57,866)	(37,931)	(48,293)	(32,688)	(44,755)
Gain on Sale of Project Partnerships	16,567	-	-	-	-	145,527
Interest Income	8	3,310	8	3,350	14	5,083

Net (Loss) Income	$ (30,026)	$ (54,556)	$ (37,923)	$ (44,943)	$ (32,674)	$ 105,855

Allocation of Net (Loss) Income:
Assignees	$ (29,726)	$ (54,010)	$ (37,544)	$ (44,494)	$ (32,347)	$ 104,796
General Partners	(300)	(546)	(379)	(449)	(327)	1,059

	$ (30,026)	$ (54,556)	$ (37,923)	$ (44,943)	$ (32,674)	$ 105,855

Net (Loss) Income Per Beneficial Assignee Certificate	$ (4.84)	$ (8.80)	$ (6.88)	$ (8.16)	$ (4.68)	$ 15.15

Number of Beneficial Assignee Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 14,629	$ 7,645	$ 16,726	$ 18,952	$ 59,151	$ 54,354
Total Revenues	14,629	7,645	16,726	18,952	59,151	54,354

Expenses:
Asset Management Fee - General Partner	38,408	38,598	40,700	49,152	132,981	150,191
General and Administrative:
General Partner	38,738	44,351	40,121	54,835	136,803	173,899
Other	16,785	20,255	17,336	18,852	67,320	80,624

Total Expenses	93,931	103,204	98,157	122,839	337,104	404,714

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(79,302)	(95,559)	(81,431)	(103,887)	(277,953)	(350,360)
Equity in (Loss) Income of Project Partnerships	-	(15,441)	-	7,275	-	(8,166)
Gain on Sale of Project Partnerships	-	-	-	-	16,567	145,527
Interest Income	5	2,820	17	7,261	52	21,824

Net Loss	$ (79,297)	$ (108,180)	$ (81,414)	$ (89,351)	$ (261,334)	$ (191,175)

Allocation of Net Loss:
Assignees	$ (78,504)	$ (107,098)	$ (80,600)	$ (88,457)	$ (258,721)	$ (189,263)
General Partners	(793)	(1,082)	(814)	(894)	(2,613)	(1,912)

	$ (79,297)	$ (108,180)	$ (81,414)	$ (89,351)	$ (261,334)	$ (191,175)

Net Loss Per Beneficial Assignee Certificate	$ (9.11)	$ (12.43)	$ (7.98)	$ (8.75)

Number of Beneficial Assignee Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2008	$ (709,923)	$ 138,065	$ (571,858)	$ (449,798)	$ 1,253	$ (448,545)

Capital Contributions	-	3,357	3,357	-	-	-

Net Loss	(54,010)	(546)	(54,556)	(44,494)	(449)	(44,943)

Distributions to Assignees	(3,357)	-	(3,357)	-	-	-

Balance at September 30, 2008	$ (767,290)	$ 140,876	$ (626,414)	$ (494,292)	$ 804	$ (493,488)

Balance at March 31, 2009	$ (817,096)	$ 140,505	$ (676,591)	$ (539,371)	$ 348	$ (539,023)

Net Loss	(29,726)	(300)	(30,026)	(37,544)	(379)	(37,923)

Distributions to Assignees	(16,567)	-	(16,567)	-	-	-

Balance at September 30, 2009	$ (863,389)	$ 140,205	$ (723,184)	$ (576,915)	$ (31)	$ (576,946)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2008	$ (583,401)	$ 3,026	$ (580,375)	$ (550,103)	$ 2,227	$ (547,876)

Net Income (Loss)	104,796	1,059	105,855	(107,098)	(1,082)	(108,180)

Distributions to Assignees	(145,527)	-	(145,527)	-	-	-

Balance at September 30, 2008	$ (624,132)	$ 4,085	$ (620,047)	$ (657,201)	$ 1,145	$ (656,056)

Balance at March 31, 2009	$ (663,078)	$ 5,389	$ (657,689)	$ (742,574)	$ 320	$ (742,254)

Net Loss	(32,347)	(327)	(32,674)	(78,504)	(793)	(79,297)

Balance at September 30, 2009	$ (695,425)	$ 5,062	$ (690,363)	$ (821,078)	$ (473)	$ (821,551)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2008	$ (692,755)	$ (6,005)	$ (698,760)	$ (2,985,980)	$ 138,566	$ (2,847,414)

Capital Contributions	-	-	-	-	3,357	3,357

Net Loss	(88,457)	(894)	(89,351)	(189,263)	(1,912)	(191,175)

Distributions to Assignees	-	-	-	(148,884)	-	(148,884)

Balance at September 30, 2008	$ (781,212)	$ (6,899)	$ (788,111)	$ (3,324,127)	$ 140,011	$ (3,184,116)

Balance at March 31, 2009	$ (912,084)	$ 1,223	$ (910,861)	$ (3,674,203)	$ 147,785	$ (3,526,418)

Net Loss	(80,600)	(814)	(81,414)	(258,721)	(2,613)	(261,334)

Distributions to Assignees	-	-	-	(16,567)	-	(16,567)

Balance at September 30, 2009	$ (992,684)	$ 409	$ (992,275)	$ (3,949,491)	$ 145,172	$ (3,804,319)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 2		SERIES 3
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (30,026)	$ (54,556)	$ (37,923)	$ (44,943)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Discount on Investment in Securities	-	(519)	-	(566)
Gain on Sale of Project Partnerships	(16,567)	-	-	-
Distribution Income	(7,646)	(7,350)	(13,493)	(9,417)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	1,038	-	990
Increase in Payable to General Partners	18,773	20,030	14,372	14,490
Net Cash Used in Operating Activities	(35,466)	(41,357)	(37,044)	(39,446)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	7,647	7,349	13,493	9,417
Net Proceeds from Sale of Project Partnerships	16,567	-	-	-
Redemption of Investment Securities	-	125,000	-	125,000
Purchase of Investment Securities	-	(119,758)	-	(129,655)
Net Cash Provided by Investing Activities	24,214	12,591	13,493	4,762

Decrease in Cash and Cash Equivalents	(11,252)	(28,766)	(23,551)	(34,684)
Cash and Cash Equivalents at Beginning of Year	161,708	83,047	148,892	75,920

Cash and Cash Equivalents at End of Period	$ 150,456	$ 54,281	$ 125,341	$ 41,236

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 16,567	$ 3,357	$ -	$ -
Distribution to Assignees	(16,567)	(3,357)	-	-
Increase in Receivable - Other	-	(8,000)	-	-
Increase in Deferred Gain on Sale of Project Partnerships	-	7,741	-	-
Increase in Payable to General Partners	-	259	-	-
Decrease in Payable to General Partners	-	(3,357)	-	-
Capital Contributions	-	3,357	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 4		SERIES 5
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net (Loss) Income	$ (32,674)	$ 105,855	$ (79,297)	$ (108,180)
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Discount on Investment in Securities	-	(785)	-	(189)
Equity in Loss of Project Partnerships	-	-	-	15,441
Gain on Sale of Project Partnerships	-	(145,527)	-	-
Distribution Income	(6,657)	(10,990)	(14,629)	(7,645)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	1,393	-	1,374
Increase in Payable to General Partners	7,326	13,093	31,207	31,885
Net Cash Used in Operating Activities	(32,005)	(36,961)	(62,719)	(67,314)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	6,657	10,990	14,629	7,645
Net Proceeds from Sale of Project Partnerships	-	145,527	-	-
Redemption of Investment Securities	-	175,000	-	125,000
Purchase of Investment Securities	-	(180,132)	-	(49,487)
Net Cash Provided by Investing Activities	6,657	151,385	14,629	83,158

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(191,200)	(130,693)	-	(179,988)
Net Cash Used in Financing Activities	(191,200)	(130,693)	-	(179,988)

Decrease in Cash and Cash Equivalents	(216,548)	(16,269)	(48,090)	(164,144)
Cash and Cash Equivalents at Beginning of Year	408,013	97,986	107,240	258,274

Cash and Cash Equivalents at End of Period	$ 191,465	$ 81,717	$ 59,150	$ 94,130

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ 24,550	$ -	$ -
Distribution to Assignees	-	(24,550)	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	SERIES 6		TOTAL SERIES 2 - 6
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (81,414)	$ (89,351)	$ (261,334)	$ (191,175)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Discount on Investment in Securities	-	(1,119)	-	(3,178)
Equity in (Income) Loss of Project Partnerships	-	(7,275)	-	8,166
Gain on Sale of Project Partnerships	-	-	(16,567)	(145,527)
Distribution Income	(16,726)	(18,952)	(59,151)	(54,354)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	2,621	-	7,416
Increase in Payable to General Partners	32,857	40,577	104,535	120,075
Net Cash Used in Operating Activities	(65,283)	(73,499)	(232,517)	(258,577)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	16,726	18,952	59,152	54,353
Net Proceeds from Sale of Project Partnerships	-	-	16,567	145,527
Redemption of Investment Securities	-	300,000	-	850,000
Purchase of Investment Securities	-	(260,300)	-	(739,332)
Net Cash Provided by Investing Activities	16,726	58,652	75,719	310,548

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(131,062)	(39,915)	(322,262)	(350,596)
Net Cash Used in Financing Activities	(131,062)	(39,915)	(322,262)	(350,596)

Decrease in Cash and Cash Equivalents	(179,619)	(54,762)	(479,060)	(298,625)
Cash and Cash Equivalents at Beginning of Year	427,375	128,416	1,253,228	643,643

Cash and Cash Equivalents at End of Period	$ 247,756	$ 73,654	$ 774,168	$ 345,018

Supplemental disclosure of non-cash activities:
(Decrease) Increase in Distribution Payable	$ (545)	$ -	$ 16,022	$ 27,907
Increase in Payable to General Partners	545	-	545	-
Distribution to Assignees	-	-	(16,567)	(27,907)
Increase in Receivable - Other	-	(38,000)	-	(46,000)
Increase in Deferred Gain on Sale of Project Partnerships	-	36,665	-	44,406
Increase in Payable to General Partners	-	1,335	-	1,594
Decrease in Payable to General Partners	-	-	-	(3,357)
Capital Contributions	-	-	-	3,357
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. (“Gateway”), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of September 30, 2009, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the “Assignees”).  The fiscal year of Gateway for reporting purposes ends on March 31.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships given the Tax Credit market conditions could not be practicably determined.  As a result, Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Accordingly, in the quarter ended December 31, 2008, impairment expense of $22,839 was recognized in the Statement of Operations (all in Series 6).  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during either of the six-month periods ended September 30, 2009 and 2008.

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

Investment in Securities

Gateway is required under GAAP to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway’s intent in holding the securities.  Gateway’s intent is to hold all of its debt securities (U.S. Treasury Notes) until maturity and to use these assets to fund Gateway’s ongoing operations.  The U.S. Treasury Notes are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.  There are no investments in securities as of September 30, 2009.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.

Variable Interest Entities

Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  GAAP requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  Gateway’s determination of the primary beneficiary of each VIE requires judgment and is based on an analysis of all relevant facts and circumstances including: (1) the existence of a principal-agency relationship between the limited partner and the general partner, (2) the relationship and significance of the activities of the VIE to each partner, (3) each partner’s exposure to the expected losses of the VIE, and (4) the design of the VIE.  In the design of Project Partnership VIEs, the overriding concept centers around the premise that the limited partner invests solely for tax attributes associated with the property held by the VIE, while the general partner of the project partnership is responsible for overseeing its operations.  Based upon its analysis of all the relevant facts and considerations, Gateway has concluded that in those instances where the Project Partnership interests are determined to be VIEs, the general partner of the Project Partnership is more closely associated with the Project Partnership than the limited partner (Gateway) and therefore, Gateway is not the primary beneficiary.

Gateway holds variable interests in 96 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Two of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $17,299,029 at September 30, 2009.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway’s report on Form 10-K for the year ended March 31, 2009.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued):

For the six months ended September 30, 2009 and 2008, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2009	2008
Series 2	$ 22,992	$ 24,513
Series 3	18,866	18,998
Series 4	12,015	18,930
Series 5	38,408	38,598
Series 6	40,700	49,152
Total	$ 132,981	$ 150,191

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2009	2008
Series 2	$ 23,357	$ 28,360
Series 3	20,752	23,759
Series 4	13,835	22,594
Series 5	38,738	44,351
Series 6	40,121	54,835
Total	$ 136,803	$ 173,899

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 5, Summary of Disposition Activities herein.

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS:

As of September 30, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 2 - 16, Series 3 - 15, and Series 4 - 10) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2009	2009	2009	2009	2009	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 2,954,529	$ 3,159,579	$ 2,494,974	$ 2,494,974	$ 1,556,420	$ 1,556,420

Cumulative equity in losses of Project
Partnerships (1)	(3,086,846)	(3,298,001)	(2,675,808)	(2,675,808)	(1,645,185)	(1,645,185)

Cumulative distributions received from
Project Partnerships	(56,623)	(59,212)	(93,673)	(93,673)	(45,823)	(45,823)

Investment in Project Partnerships before
Adjustment	(188,940)	(197,634)	(274,507)	(274,507)	(134,588)	(134,588)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	241,885	254,188	318,739	318,739	164,485	164,485
Accumulated amortization of acquisition
fees and expenses	(52,945)	(56,554)	(44,232)	(44,232)	(29,897)	(29,897)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $5,059,985 in Series 2, $6,037,004 in Series 3, and $3,007,348 in Series 4 for the period ended September 30, 2009; and cumulative suspended losses of $5,135,273 in Series 2, $5,884,963 in Series 3, and $2,922,713 in Series 4 for the year ended March 31, 2009 are not included.

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of September 30, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 28 and Series 6 - 29) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2009	2009	2009	2009	2009	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 5,097,323	$ 5,097,323	$ 5,424,795	$ 5,424,795	$ 17,528,041	$ 17,733,091

Cumulative equity in losses of Project
Partnerships (1)	(5,329,389)	(5,329,389)	(5,590,369)	(5,590,369)	(18,327,597)	(18,538,752)

Cumulative distributions received from
Project Partnerships	(160,153)	(160,153)	(191,505)	(191,505)	(547,777)	(550,366)

Investment in Project Partnerships before
Adjustment	(392,219)	(392,219)	(357,079)	(357,079)	(1,347,333)	(1,356,027)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	531,092	531,092	557,032	557,032	1,813,233	1,825,536
Accumulated amortization of acquisition
fees and expenses	(138,873)	(138,873)	(177,114)	(177,114)	(443,061)	(446,670)

Reserve for Impairment of Investment in
Project Partnerships	-	-	(22,839)	(22,839)	(22,839)	(22,839)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $8,260,494 in Series 5 and $5,466,408 in Series 6 for the period ended September 30, 2009; and cumulative suspended losses of $7,971,901 in Series 5 and $5,086,927 in Series 6 for the year ended March 31, 2009 are not included.

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 and Series 3 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 2		SERIES 3
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,627,666	$ 1,682,372	$ 1,657,435	$ 1,628,210
Investment properties, net	7,716,974	8,931,997	4,672,301	5,269,272
Other assets	26,247	27,759	76,964	44,712
Total assets	$ 9,370,887	$ 10,642,128	$ 6,406,700	$ 6,942,194

Liabilities and Partners' Deficit:
Current liabilities	$ 517,447	$ 396,461	$ 272,289	$ 174,006
Long-term debt	14,340,962	15,399,495	12,620,384	12,743,481
Total liabilities	14,858,409	15,795,956	12,892,673	12,917,487

Partners' equity (deficit)
Limited Partner	(5,323,146)	(5,012,773)	(6,684,950)	(6,197,409)
General Partners	(164,376)	(141,055)	198,977	222,116
Total partners' deficit	(5,487,522)	(5,153,828)	(6,485,973)	(5,975,293)

Total liabilities and partners' deficit	$ 9,370,887	$ 10,642,128	$ 6,406,700	$ 6,942,194

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,094,526	$ 1,131,096	$ 1,077,462	$ 1,057,395
Expenses:
Operating expenses	834,567	717,607	781,379	686,988
Interest expense	154,295	166,808	125,331	126,748
Depreciation and amortization	283,921	302,004	324,329	323,669

Total expenses	1,272,783	1,186,419	1,231,039	1,137,405

Net loss	$ (178,257)	$ (55,323)	$ (153,577)	$ (80,010)

Other partners' share of net loss	$ (1,783)	$ (553)	$ (1,536)	$ (800)

Gateway's share of net loss	$ (176,474)	$ (54,770)	$ (152,041)	$ (79,210)
Suspended losses	176,474	54,770	152,041	79,210

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ -

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 4 and Series 5 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 4		SERIES 5
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,097,931	$ 1,414,710	$ 3,046,402	$ 3,038,794
Investment properties, net	4,137,067	5,888,433	14,254,726	15,286,009
Other assets	16,961	14,233	59,293	21,672
Total assets	$ 5,251,959	$ 7,317,376	$ 17,360,421	$ 18,346,475

Liabilities and Partners' Deficit:
Current liabilities	$ 225,407	$ 181,113	$ 694,319	$ 465,408
Long-term debt	8,089,802	10,958,940	25,735,844	25,905,754
Total liabilities	8,315,209	11,140,053	26,430,163	26,371,162

Partners' equity (deficit)
Limited Partner	(3,189,199)	(3,981,534)	(8,777,152)	(7,773,119)
General Partners	125,949	158,857	(292,590)	(251,568)
Total partners' deficit	(3,063,250)	(3,822,677)	(9,069,742)	(8,024,687)

Total liabilities and partners' deficit	$ 5,251,959	$ 7,317,376	$ 17,360,421	$ 18,346,475

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 647,000	$ 869,570	$ 2,083,074	$ 1,979,145
Expenses:
Operating expenses	466,366	578,113	1,569,003	1,319,308
Interest expense	88,313	118,921	272,010	278,884
Depreciation and amortization	179,028	240,489	533,569	533,061

Total expenses	733,707	937,523	2,374,582	2,131,253

Net loss	$ (86,707)	$ (67,953)	$ (291,508)	$ (152,108)

Other partners' share of net loss	$ (2,072)	$ (1,232)	$ (2,915)	$ (1,521)

Gateway's share of net loss	$ (84,635)	$ (66,721)	$ (288,593)	$ (150,587)
Suspended losses	84,635	66,721	288,593	135,146

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ (15,441)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 6 and Total Series 2 - 6 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 6		TOTAL SERIES 2 - 6
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,692,907	$ 4,351,600	$ 11,122,341	$ 12,115,686
Investment properties, net	17,628,499	19,762,996	48,409,567	55,138,707
Other assets	19,490	27,700	198,955	136,076
Total assets	$ 21,340,896	$ 24,142,296	$ 59,730,863	$ 67,390,469

Liabilities and Partners' Deficit:
Current liabilities	$ 648,611	$ 574,975	$ 2,358,073	$ 1,791,963
Long-term debt	27,229,395	29,721,504	88,016,387	94,729,174
Total liabilities	27,878,006	30,296,479	90,374,460	96,521,137

Partners' deficit
Limited Partner	(5,965,234)	(5,591,921)	(29,939,681)	(28,556,756)
General Partners	(571,876)	(562,262)	(703,916)	(573,912)
Total partners' deficit	(6,537,110)	(6,154,183)	(30,643,597)	(29,130,668)

Total liabilities and partners' deficit	$ 21,340,896	$ 24,142,296	$ 59,730,863	$ 67,390,469

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,045,193	$ 2,213,349	$ 6,947,255	$ 7,250,555
Expenses:
Operating expenses	1,620,131	1,468,175	5,271,446	4,770,191
Interest expense	270,137	310,750	910,086	1,002,111
Depreciation and amortization	538,688	599,755	1,859,535	1,998,978

Total expenses	2,428,956	2,378,680	8,041,067	7,771,280

Net loss	$ (383,763)	$ (165,331)	$ (1,093,812)	$ (520,725)

Other partners' share of net loss	$ (4,282)	$ (2,450)	$ (12,588)	$ (6,556)

Gateway's share of net loss	$ (379,481)	$ (162,881)	$ (1,081,224)	$ (514,169)
Suspended losses	379,481	170,156	1,081,224	506,003

Equity in Income (Loss) of Project Partnerships	$ -	$ 7,275	$ -	$ (8,166)

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of September 30, 2009, Gateway has sold or otherwise disposed of its interest in 50 Project Partnerships (6 in Series 2, 8 in Series 3, 19 in Series 4, 8 in Series 5 and 9 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2010 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
August 2009	Lewiston Limited Partnership	$ 16,567	$ 2.70	$ 16,567
$ 16,567

The net proceeds per BAC from the sale of Lewiston Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of September 30, 2009.  These net proceeds will be distributed to the Series 2 Assignees in a subsequent quarter.

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

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

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

NOTE 6 – SUBSEQUENT EVENTS:

Gateway reviewed and evaluated events from the period ended September 30, 2009 through the date the financial statements were issued, November 13, 2009, and concluded that no other subsequent events have occurred that require recognition in the financial statements.

Series 4

Subsequent to the September 30, 2009 quarter-end, Gateway sold its partnership interest in Village Apartments of St. Joseph II.  Gateway did not receive any net proceeds from this sale transaction.  There was no gain or loss on the sale of this Project Partnership.

Series 5

Subsequent to the September 30, 2009 quarter-end, Gateway sold its partnership interest in Village Apartments of Effingham and Village Apartments of Seymour II.  Gateway received approximately $1,000 in net proceeds (approximately $0.12 per beneficial assignee certificate) which also approximates the gain on sale of Project Partnerships.  The gain will be recognized in the third quarter of fiscal year 2010 and the net proceeds from these sale transactions will be distributed to the Series 5 Assignees in a subsequent quarter.

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

Results of Operations

As more fully detailed in the Exit Strategy discussion included within this MD&A, all of the Project Partnerships have delivered their Tax Credits to Gateway, the Tax Credit compliance period has expired, and Gateway is in the process of selling or disposing of all of its remaining Project Partnership interests.  Net proceeds received from the sales are being distributed to the Assignees.  Once all Project Partnership interests have been sold or otherwise disposed of, Gateway will be liquidated.  The target date for liquidation of Gateway is on or before December 31, 2011, although there is no certainty that all the activities necessary to occur as of such date will have transpired.

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income increased $4,797 from $54,354 for the six months ended September 30, 2008 to $59,151 for the six months ended September 30, 2009.  The increase in distribution income results primarily from differences in the timing of distribution payments received from the Project Partnerships over the period.

Total expenses of Gateway were $337,104 for the six months ended September 30, 2009, a decrease of $67,610 as compared to the six months ended September 30, 2008 total expenses of $404,714.  The decrease results primarily from decreases in asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships).

Equity in Loss of Project Partnerships decreased to $0 for the six months ended September 30, 2009 from $8,166 for the six months ended September 30, 2008 as a result of the suspension of all losses so that the Investments in Project Partnerships does not fall below zero.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  Gateway’s share of the net loss from Project Partnerships for the six-month periods ended June 30, 2009 and 2008 (Project Partnership financial information is on a three-month lag), was $1,081,224 and $514,169, respectively.  Gateway suspended net losses from Project Partnerships for the six months ended June 30, 2009 and 2008 totaling $1,081,224 and $506,003, respectively.

Gain on Sale of Project Partnerships decreased $128,960 from $145,527 for the six months ended September 30, 2008 to $16,567 for the six months ended September 30, 2009.  As more fully discussed within this MD&A, one Project Partnership investment was sold during the first two quarters of fiscal year 2010 as compared to the first two quarters of fiscal year 2009 when seven Project Partnership investments were sold.  The amount of the gain or loss on a sale of Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Interest income decreased $21,772 from $21,824 for the six months ended September 30, 2008 to $52 for the six months ended September 30, 2009.  The change in interest income results primarily from the fluctuation of interest rates on short-term investments over this period along with the maturation of investments in securities over the same period.  Investments in Securities decreased to $0 as of September 30, 2009 from $746,344 as of September 30, 2008.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported a net loss of $261,334 from operations for the six months ended September 30, 2009.  Cash and Cash Equivalents decreased by $479,060.  Of the Cash and Cash Equivalents on hand as of September 30, 2009, $41,134 is payable to certain Series’ Assignees arising from the sale of Project Partnerships.  Distributions either have or will occur to those certain Assignees in a subsequent quarter.  After consideration of these sales proceeds, Cash and Cash Equivalents decreased $173,911 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  Equity in Loss of Project Partnerships for the six months ended September 30, 2009 and 2008 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2009 and 2008, Gateway’s share of the Project Partnerships’ net loss was $176,474 and $54,770 generated from Rental and other income of $1,094,526 and $1,131,096, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $283,921 and $302,004 for the six months ended June 30, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits that met projections.

At September 30, 2009, the Series had $150,456 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $30,026 for the six months ended September 30, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $35,466.  Cash provided by investing activities totaled $24,214 consisting of $7,647 in cash distributions from the Project Partnerships and $16,567 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of this sale of Project Partnership).

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  Equity in Loss of Project Partnerships for the six months ended September 30, 2009 and 2008 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2009 and 2008, Gateway’s share of the Project Partnerships’ net loss was $152,041 and $79,210 generated from Rental and other income of $1,077,462 and $1,057,395, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $324,329 and $323,669 for the six months ended June 30, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2009, the Series had $125,341 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

As disclosed on the statement of cash flows, the Series had a net loss of $37,923 for the six months ended September 30, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $37,044.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $13,493.

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  Equity in Loss of Project Partnerships for the six months ended September 30, 2009 and 2008 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2009 and 2008, Gateway’s share of the Project Partnerships’ net loss was $84,635 and $66,721 generated from Rental and other income of $647,000 and $869,570, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $179,028 and $240,489 for the six months ended June 30, 2009 and 2008, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2009, the Series had $191,465 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $32,674 for the six months ended September 30, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $32,005.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $6,657.  Cash used in financing activities consists of distributions paid to Assignees totaling $191,200.

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  Equity in Loss of Project Partnerships decreased to $0 for the six months ended September 30, 2009 from $15,441 for the six months ended September 30, 2008 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2009 and 2008, the Project Partnerships generated a loss of $291,508 and $152,108 on Rental and other income of $2,083,074 and $1,979,145, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2009 and 2008 was $288,593 and $150,587, of which $288,593 and $135,146 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $533,569 and $533,061 for the six months ended June 30, 2009 and 2008, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2009, the Series had $59,150 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $79,297 for the six months ended September 30, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $62,719.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $14,629.

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  Equity in (Loss) Income of Project Partnerships decreased to $0 for the six months ended September 30, 2009 from income of $7,275 for the six months ended September 30, 2008 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2009 and 2008, the Project Partnerships generated a loss of $383,763 and $165,331 on Rental and other income of $2,045,193 and $2,213,349, respectively.  Gateway’s share of the Project Partnerships’ net loss for the six months ended June 30, 2009 and 2008 was $379,481 and $162,881, of which $379,481 and $170,156 were suspended, respectively.  The suspended losses for the six months ended June 30, 2008 of $170,156 exceed Gateway’s share of the total net loss of $162,881 because certain Project Partnerships with investment balances generated net income of $7,275.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $538,688 and $599,755 for the six months ended June 30, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2009, the Series had $247,756 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

As disclosed on the statement of cash flows, the Series had a net loss of $81,414 for the six months ended September 30, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $65,283.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $16,726.  Cash used in financing activities consists of distributions paid to Assignees totaling $131,062.

Recent Accounting Changes

Certain accounting guidance within FASB ASC 740 – Income Taxes (“ASC 740”) was issued in July 2006 which interpreted previous guidance.  The “Accounting for Income Tax Changes” required all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations within ASC 740 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Gateway is a pass-through entity and is not required to pay income taxes, the changes to ASC 740 do not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued further guidance regarding ASC 740 which deferred the effective date of the Accounting for Income Tax Changes for nonpublic enterprises included within the scope of the revised guidance to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date was intended to give the Board additional time to develop guidance on the application of the Accounting for Income Tax Changes by pass-through entities and not-for-profit organizations.  Gateway may modify its disclosures if the FASB’s guidance regarding application of the Accounting for Income Tax Changes to pass-through entities changes.

In November 2008, the FASB updated FASB ASC 323 – Investments – Equity Method and Joint Ventures by clarifying the accounting for certain transactions and impairment considerations involving equity method investments.  This update was effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The changes in this standard did not have a material impact on Gateway’s financial position, operations or cash flow.

In December 2008, the FASB updated FASB ASC 860 – Transfers and Servicing to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  The adoption of this standard did not have a material impact on the Gateway’s financial statements.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities.  Upon adoption of FAS 167, Gateway will have reconsidered its previous ASC 810-10 conclusions regarding its investments in Project Partnerships.  FAS 167 is not effective for Gateway until its fiscal year ended March 31, 2011 and early adoption is prohibited.  Gateway has not yet determined the impact, if any, FAS 167 will have on its financial statements for the year-ended March 31, 2011.

In June 2009, the FASB issued, and Gateway has adopted, FASB ASC 855 – Subsequent Events.  The objective of this statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for interim or annual financial periods ending after June 15, 2009.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

As of September 30, 2009, Gateway holds a limited partner interest in 98 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  16 Project Partnerships for Series 2, 15 Project Partnerships for Series 3, 10 Project Partnerships for Series 4, 28 Project Partnerships for Series 5, and 29 Project Partnerships for Series 6.  Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of September 30, 2009, 50 of the Project Partnerships have been sold or otherwise disposed of (6 in Series 2, 8 in Series 3, 19 in Series 4, 8 in Series 5, and 9 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  During the quarter-ended September 30, 2009, Gateway sold its interest in one Project Partnership (in Series 2), which is the total number of Project Partnerships sold during the current fiscal year-to-date.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below.

Fiscal Year 2010 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
August 2009	Lewiston Limited Partnership	$ 16,567	$ 2.70	$ 16,567
$ 16,567

The net proceeds per BAC from the sale of Lewiston Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of September 30, 2009.  These net proceeds will be distributed to the Series 2 Assignees in a subsequent quarter.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of September 30, 2009:

Project Partnerships sold subsequent to September 30, 2009:

Series 4

Village Apartments of St. Joseph II

Subsequent to the September 30, 2009 quarter-end, Gateway sold its partnership interest in Village Apartments of St. Joseph II.  Gateway did not receive any net proceeds from this sale transaction.  There was no gain or loss on the sale of this Project Partnership.

Series 5

Village Apartments of Effingham	Village Apartments of Seymour II

Subsequent to the September 30, 2009 quarter-end, Gateway sold its partnership interest in Village Apartments of Effingham and Village Apartments of Seymour II.  Gateway received approximately $1,000 in net proceeds (approximately $0.12 per beneficial assignee certificate) which also approximates the gain on sale of Project Partnerships.  The gain will be recognized in the third quarter of fiscal year 2010 and the net proceeds from these sale transactions will be distributed to the Series 5 Assignees in a subsequent quarter.

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 2

Durango C.W.W. Limited Partnership	Sylacauga Heritage Apartments, Ltd.
Charleston Properties	Sallisaw Properties II
Pocola Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $365,000, or $59.49 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 2 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 15-month period.

Series 3

Hornellsville Apartments	Nowata Properties
Poteau Properties II	Roland Properties II
Sallisaw Properties	Stilwell Properties
Waldron Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $820,000, or $150.29 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 3 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 15-month period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 4

Stilwell Properties II	Westville Properties
Spring Hill Senior Housing, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $305,000, or $44.11 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 4 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 15-month period.

Series 5

Carrollton Club, Ltd., L.P.	Alma Properties
Clayton Properties	Mill Creek Properties V
Spring Hill Housing, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $495,000, or $57.45 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 5 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 15-month period.

Series 6

Parsons Properties, L.P.

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership are estimated to be $130,000, or $12.86 per beneficial assignee certificate.  Sales proceeds would be available for distribution to the Series 6 Assignees subsequent to the closing of this sales transaction which would most likely occur within the next 15-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase either the Project Partnership Interest or Assets:

Series 3

Countrywood Apartments, Limited	Wildwood Apartments, Limited

Should each of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $205,000, or $37.57 per beneficial assignee certificate potentially available for distribution to the Series 3 Assignees within the next 15 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Series 5

Shellman Housing, L.P.	Pine Terrace Apartments, L.P.
Crisp Properties, L.P.	Blackshear Apartments, L.P. Phase II
Woodcrest Associates of South Boston

Should each of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $620,000, or $71.96 per beneficial assignee certificate potentially available for distribution to the Series 5 Assignees within the next 15 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 6

Meadowcrest Apartments, Ltd.	Lancaster House
Country Place Apartments – Coal City

Should each of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $270,000, or $26.72 per beneficial assignee certificate potentially available for distribution to the Series 6 Assignees within the next 15 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the six months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: November 13, 2009	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: November 13, 2009	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer

Date: November 13, 2009	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer