Form 10-Q
period 2009-12-31
GATEWAY TAX CREDIT FUND II LTD
filed 2010-02-12
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2009	2009	2009	2009	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 460,243	$ 161,708	$ 115,749	$ 148,892	$ 184,034	$ 408,013

Total Assets	$ 460,243	$ 161,708	$ 115,749	$ 148,892	$ 184,034	$ 408,013

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 5,570	$ 8,464	$ 5,695	$ 8,265	$ 5,080	$ 9,602
Distribution Payable	347,753	16,121	3,249	3,249	3,492	192,692

Total Current Liabilities	353,323	24,585	8,944	11,514	8,572	202,294

Long-Term Liabilities:
Payable to General Partners	847,475	813,714	704,700	676,401	881,431	863,408

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
6,136, 5,456, and 6,915 for Series 2, 3, and 4, respectively,
have been issued at December 31, 2009 and March 31, 2009	(883,737)	(817,096)	(597,654)	(539,371)	(710,895)	(663,078)
General Partners	143,182	140,505	(241)	348	4,926	5,389

Total Partners' Deficit	(740,555)	(676,591)	(597,895)	(539,023)	(705,969)	(657,689)

Total Liabilities and Partners' Deficit	$ 460,243	$ 161,708	$ 115,749	$ 148,892	$ 184,034	$ 408,013

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2009	2009	2009	2009	2009	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 217,252	$ 107,240	$ 232,311	$ 427,375	$ 1,209,589	$ 1,253,228
Receivable - Other	124,273	-	-	-	124,273	-

Total Assets	$ 341,525	$ 107,240	$ 232,311	$ 427,375	$ 1,333,862	$ 1,253,228

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 34,985	$ 13,333	$ 11,050	$ 16,006	$ 62,380	$ 55,670
Distribution Payable	148,519	3,704	-	130,517	503,013	346,283
Deferred Gain on Sale of Project Partnerships	122,273	-	-	-	122,273	-

Total Current Liabilities	305,777	17,037	11,050	146,523	687,666	401,953

Long-Term Liabilities:
Payable to General Partners	890,069	832,457	1,252,762	1,191,713	4,576,437	4,377,693

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
8,616 and 10,105 for Series 5 and 6, respectively, have
been issued at December 31, 2009 and March 31, 2009	(855,761)	(742,574)	(1,031,518)	(912,084)	(4,079,565)	(3,674,203)
General Partners	1,440	320	17	1,223	149,324	147,785

Total Partners' Deficit	(854,321)	(742,254)	(1,031,501)	(910,861)	(3,930,241)	(3,526,418)

Total Liabilities and Partners' Deficit	$ 341,525	$ 107,240	$ 232,311	$ 427,375	$ 1,333,862	$ 1,253,228

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 3,442	$ 1,569	$ 2,552	$ 1,040	$ 268	$ -
Total Revenues	3,442	1,569	2,552	1,040	268	-

Expenses:
Asset Management Fee - General Partner	10,769	10,842	9,433	9,499	6,008	6,800
General and Administrative:
General Partner	10,343	13,046	10,903	11,511	6,542	9,254
Other	(295)	3,133	3,168	3,466	3,329	3,046

Total Expenses	20,817	27,021	23,504	24,476	15,879	19,100

Loss Before Gain on Sale of Project Partnerships and Other Income	(17,375)	(25,452)	(20,952)	(23,436)	(15,611)	(19,100)
Gain on Sale of Project Partnerships	315,065	7,741	-	-	2,000	-
Interest Income	4	217	3	162	5	296

Net Income (Loss)	$ 297,694	$ (17,494)	$ (20,949)	$ (23,274)	$ (13,606)	$ (18,804)

Allocation of Net Income (Loss):
Assignees	$ 294,717	$ (17,319)	$ (20,740)	$ (23,041)	$ (13,470)	$ (18,616)
General Partners	2,977	(175)	(209)	(233)	(136)	(188)

	$ 297,694	$ (17,494)	$ (20,949)	$ (23,274)	$ (13,606)	$ (18,804)

Net Income (Loss) Per Beneficial Assignee Certificate	$ 48.03	$ (2.82)	$ (3.80)	$ (4.22)	$ (1.95)	$ (2.69)

Number of Beneficial Assignee Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 7,339	$ 3,594	$ 6,313	$ 982	$ 19,914	$ 7,185
Total Revenues	7,339	3,594	6,313	982	19,914	7,185

Expenses:
Asset Management Fee - General Partner	19,204	19,299	20,349	19,786	65,763	66,226
General and Administrative:
General Partner	18,372	21,487	21,079	23,307	67,239	78,605
Other	2,535	4,179	4,118	4,086	12,855	17,910
Impairment Loss on Investment in Project Partnerships	-	-	-	22,839	-	22,839

Total Expenses	40,111	44,965	45,546	70,018	145,857	185,580

Loss Before Equity in Loss of Project Partnerships and Other Income	(32,772)	(41,371)	(39,233)	(69,036)	(125,943)	(178,395)
Equity in Loss of Project Partnerships	-	(3,197)	-	(11,967)	-	(15,164)
Gain on Sale of Project Partnerships	144,815	-	-	36,665	461,880	44,406
Interest Income	2	272	7	387	21	1,334

Net Income (Loss)	$ 112,045	$ (44,296)	$ (39,226)	$ (43,951)	$ 335,958	$ (147,819)

Allocation of Net Income (Loss):
Assignees	$ 110,132	$ (43,853)	$ (38,834)	$ (51,140)	$ 331,805	$ (153,969)
General Partners	1,913	(443)	(392)	7,189	4,153	6,150

	$ 112,045	$ (44,296)	$ (39,226)	$ (43,951)	$ 335,958	$ (147,819)

Net Income (Loss) Per Beneficial Assignee Certificate	$ 12.78	$ (5.09)	$ (3.84)	$ (5.06)

Number of Beneficial Assignee Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 11,088	$ 8,919	$ 16,045	$ 10,457	$ 6,925	$ 10,990
Total Revenues	11,088	8,919	16,045	10,457	6,925	10,990

Expenses:
Asset Management Fee - General Partner	33,761	35,355	28,299	28,497	18,023	25,730
General and Administrative:
General Partner	33,700	41,406	31,655	35,270	20,377	31,848
Other	7,603	15,476	14,974	18,419	16,824	17,267

Total Expenses	75,064	92,237	74,928	82,186	55,224	74,845

Loss Before Gain on Sale of Project Partnerships and Other Income	(63,976)	(83,318)	(58,883)	(71,729)	(48,299)	(63,855)
Gain on Sale of Project Partnerships	331,632	7,741	-	-	2,000	145,527
Interest Income	12	3,527	11	3,512	19	5,379

Net Income (Loss)	$ 267,668	$ (72,050)	$ (58,872)	$ (68,217)	$ (46,280)	$ 87,051

Allocation of Net Income (Loss):
Assignees	$ 264,991	$ (71,329)	$ (58,283)	$ (67,535)	$ (45,817)	$ 86,180
General Partners	2,677	(721)	(589)	(682)	(463)	871

	$ 267,668	$ (72,050)	$ (58,872)	$ (68,217)	$ (46,280)	$ 87,051

Net Income (Loss) Per Beneficial Assignee Certificate	$ 43.19	$ (11.62)	$ (10.68)	$ (12.38)	$ (6.63)	$ 12.46

Number of Beneficial Assignee Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2009	2008	2009	2008	2009	2008
Revenues:
Distribution Income	$ 21,968	$ 11,239	$ 23,039	$ 19,934	$ 79,065	$ 61,539
Total Revenues	21,968	11,239	23,039	19,934	79,065	61,539

Expenses:
Asset Management Fee - General Partner	57,612	57,897	61,049	68,938	198,744	216,417
General and Administrative:
General Partner	57,110	65,838	61,200	78,142	204,042	252,504
Other	19,320	24,434	21,454	22,938	80,175	98,534
Impairment Loss on Investment in Project Partnerships	-	-	-	22,839	-	22,839

Total Expenses	134,042	148,169	143,703	192,857	482,961	590,294

Loss Before Equity in Loss of Project Partnerships and Other Income	(112,074)	(136,930)	(120,664)	(172,923)	(403,896)	(528,755)
Equity in Loss of Project Partnerships	-	(18,638)	-	(4,692)	-	(23,330)
Gain on Sale of Project Partnerships	144,815	-	-	36,665	478,447	189,933
Interest Income	7	3,092	24	7,648	73	23,158

Net Income (Loss)	$ 32,748	$ (152,476)	$ (120,640)	$ (133,302)	$ 74,624	$ (338,994)

Allocation of Net Income (Loss):
Assignees	$ 31,628	$ (150,951)	$ (119,434)	$ (139,597)	$ 73,085	$ (343,232)
General Partners	1,120	(1,525)	(1,206)	6,295	1,539	4,238

	$ 32,748	$ (152,476)	$ (120,640)	$ (133,302)	$ 74,624	$ (338,994)

Net Income (Loss) Per Beneficial Assignee Certificate	$ 3.67	$ (17.52)	$ (11.82)	$ (13.81)

Number of Beneficial Assignee Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2008	$ (709,923)	$ 138,065	$ (571,858)	$ (449,798)	$ 1,253	$ (448,545)

Capital Contributions	-	3,357	3,357	-	-	-

Net Loss	(71,329)	(721)	(72,050)	(67,535)	(682)	(68,217)

Distributions to Assignees	(11,099)	-	(11,099)	-	-	-

Balance at December 31, 2008	$ (792,351)	$ 140,701	$ (651,650)	$ (517,333)	$ 571	$ (516,762)

Balance at March 31, 2009	$ (817,096)	$ 140,505	$ (676,591)	$ (539,371)	$ 348	$ (539,023)

Net Income (Loss)	264,991	2,677	267,668	(58,283)	(589)	(58,872)

Distributions to Assignees	(331,632)	-	(331,632)	-	-	-

Balance at December 31, 2009	$ (883,737)	$ 143,182	$ (740,555)	$ (597,654)	$ (241)	$ (597,895)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2008	$ (583,401)	$ 3,026	$ (580,375)	$ (550,103)	$ 2,227	$ (547,876)

Net Income (Loss)	86,180	871	87,051	(150,951)	(1,525)	(152,476)

Distributions to Assignees	(145,527)	-	(145,527)	-	-	-

Balance at December 31, 2008	$ (642,748)	$ 3,897	$ (638,851)	$ (701,054)	$ 702	$ (700,352)

Balance at March 31, 2009	$ (663,078)	$ 5,389	$ (657,689)	$ (742,574)	$ 320	$ (742,254)

Net (Loss) Income	(45,817)	(463)	(46,280)	31,628	1,120	32,748

Distributions to Assignees	(2,000)	-	(2,000)	(144,815)	-	(144,815)

Balance at December 31, 2009	$ (710,895)	$ 4,926	$ (705,969)	$ (855,761)	$ 1,440	$ (854,321)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2008	$ (692,755)	$ (6,005)	$ (698,760)	$ (2,985,980)	$ 138,566	$ (2,847,414)

Capital Contributions	-	-	-	-	3,357	3,357

Net (Loss) Income	(139,597)	6,295	(133,302)	(343,232)	4,238	(338,994)

Distributions to Assignees	(36,665)	-	(36,665)	(193,291)	-	(193,291)

Balance at December 31, 2008	$ (869,017)	$ 290	$ (868,727)	$ (3,522,503)	$ 146,161	$ (3,376,342)

Balance at March 31, 2009	$ (912,084)	$ 1,223	$ (910,861)	$ (3,674,203)	$ 147,785	$ (3,526,418)

Net (Loss) Income	(119,434)	(1,206)	(120,640)	73,085	1,539	74,624

Distributions to Assignees	-	-	-	(478,447)	-	(478,447)

Balance at December 31, 2009	$ (1,031,518)	$ 17	$ (1,031,501)	$ (4,079,565)	$ 149,324	$ (3,930,241)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 2		SERIES 3
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$ 267,668	$ (72,050)	$ (58,872)	$ (68,217)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Discount on Investment in Securities	-	(1,144)	-	(1,242)
Gain on Sale of Project Partnerships	(331,632)	(7,741)	-	-
Distribution Income	(11,088)	(8,919)	(16,045)	(10,457)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	1,610	-	1,610
Increase in Payable to General Partners	30,867	31,883	25,729	24,926
Net Cash Used in Operating Activities	(44,185)	(56,361)	(49,188)	(53,380)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	11,088	8,918	16,045	10,457
Net Proceeds from Sale of Project Partnerships	331,632	7,741	-	-
Redemption of Investment Securities	-	125,000	-	125,000
Purchase of Investment Securities	-	(119,758)	-	(129,655)
Net Cash Provided by Investing Activities	342,720	21,901	16,045	5,802

Cash Flows from Financing Activities:
Capital Contributions	-	3,357	-	-
Net Cash Provided by Financing Activities	-	3,357	-	-

Increase (Decrease) in Cash and Cash Equivalents	298,535	(31,103)	(33,143)	(47,578)
Cash and Cash Equivalents at Beginning of Year	161,708	83,047	148,892	75,920

Cash and Cash Equivalents at End of Period	$ 460,243	$ 51,944	$ 115,749	$ 28,342

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 331,632	$ 11,099	$ -	$ -
Distribution to Assignees	(331,632)	(11,099)	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 4		SERIES 5
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net (Loss) Income	$ (46,280)	$ 87,051	$ 32,748	$ (152,476)
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Discount on Investment in Securities	-	(1,724)	-	(447)
Equity in Loss of Project Partnerships	-	-	-	18,638
Gain on Sale of Project Partnerships	(2,000)	(145,527)	(144,815)	-
Distribution Income	(6,925)	(10,990)	(21,968)	(11,239)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	2,254	-	1,610
Increase in Payable to General Partners	13,501	18,315	77,264	53,037
Net Cash Used in Operating Activities	(41,704)	(50,621)	(56,771)	(90,877)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	6,925	10,990	21,968	13,713
Net Proceeds from Sale of Project Partnerships	2,000	145,527	144,815	-
Redemption of Investment Securities	-	175,000	-	125,000
Purchase of Investment Securities	-	(180,132)	-	(49,487)
Net Cash Provided by Investing Activities	8,925	151,385	166,783	89,226

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(191,200)	(130,693)	-	(179,988)
Net Cash Used in Financing Activities	(191,200)	(130,693)	-	(179,988)

(Decrease) Increase in Cash and Cash Equivalents	(223,979)	(29,929)	110,012	(181,639)
Cash and Cash Equivalents at Beginning of Year	408,013	97,986	107,240	258,274

Cash and Cash Equivalents at End of Period	$ 184,034	$ 68,057	$ 217,252	$ 76,635

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ 24,550	$ 145,231	$ -
Distribution to Assignees	-	(24,550)	(145,231)	-
Increase in Receivable - Other	-	(167,361)	(124,273)	-
Increase in Deferred Gain on Sale of Project Partnerships	-	166,683	122,273	-
Increase in Payable to General Partners	-	678	2,000	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	SERIES 6		TOTAL SERIES 2 - 6
	2009	2008	2009	2008
Cash Flows from Operating Activities:
Net (Loss) Income	$ (120,640)	$ (133,302)	$ 74,624	$ (338,994)
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Impairment Loss on Investment in Project Partnerships	-	22,839	-	22,839
Discount on Investment in Securities	-	(2,477)	-	(7,034)
Equity in Loss of Project Partnerships	-	4,692	-	23,330
Gain on Sale of Project Partnerships	-	(36,665)	(478,447)	(189,933)
Distribution Income	(23,039)	(19,934)	(79,065)	(61,539)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	3,865	-	10,949
Increase in Payable to General Partners	56,638	60,864	203,999	189,025
Net Cash Used in Operating Activities	(87,041)	(100,118)	(278,889)	(351,357)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	23,039	19,934	79,065	64,012
Net Proceeds from Sale of Project Partnerships	-	36,665	478,447	189,933
Redemption of Investment Securities	-	300,000	-	850,000
Purchase of Investment Securities	-	(260,300)	-	(739,332)
Net Cash Provided by Investing Activities	23,039	96,299	557,512	364,613

Cash Flows from Financing Activities:
Capital Contributions	-	-	-	3,357
Distributions Paid to Assignees	(131,062)	(39,915)	(322,262)	(350,596)
Net Cash Used in Financing Activities	(131,062)	(39,915)	(322,262)	(347,239)

Decrease in Cash and Cash Equivalents	(195,064)	(43,734)	(43,639)	(333,983)
Cash and Cash Equivalents at Beginning of Year	427,375	128,416	1,253,228	643,643

Cash and Cash Equivalents at End of Period	$ 232,311	$ 84,682	$ 1,209,589	$ 309,660

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 545	$ 36,665	$ 477,408	$ 72,314
Decrease in Payable to General Partners	(545)	-	(545)	-
Distribution to Assignees	-	(36,665)	(476,863)	(72,314)
Increase in Receivable - Other	-	(95,143)	(124,273)	(262,504)
Increase in Deferred Gain on Sale of Project Partnerships	-	94,409	122,273	261,092
Increase in Payable to General Partners	-	734	2,000	1,412
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. (“Gateway”), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of December 31, 2009, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the “Assignees”).  The fiscal year of Gateway for reporting purposes ends on March 31.

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

Raymond James Partners, Inc. and Raymond James Tax Credit Funds, Inc., wholly owned subsidiaries of Raymond James Financial, Inc., are the General Partner and Managing General Partner, respectively and collectively the General Partners.

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively, had been issued as of December 31, 2009.  Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships given the Tax Credit market conditions could not be practicably determined.  As a result, Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Accordingly, in the quarter ended December 31, 2008, impairment expense of $22,839 was recognized in the Statement of Operations (all in Series 6).  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during the nine-month period ended December 31, 2009.

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

Investment in Securities

Gateway is required under GAAP to categorize its debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway’s intent in holding the securities.  Gateway’s intent is to hold all of its debt securities (U.S. Treasury Notes) until maturity and to use these assets to fund Gateway’s ongoing operations.  The U.S. Treasury Notes are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.  There are no investments in securities as of December 31, 2009.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.  Gateway files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Gateway is no longer subject to U.S. federal examination by tax authorities for years prior to calendar year 2006.  The income tax returns subject to state examination by tax authorities are generally consistent with the federal period.

State Tax Withholding

Certain state tax jurisdictions impose a capital gains tax on the taxable gains associated with the sale of investments in partnerships.  As General Partner of Gateway, it is Gateway’s obligation to calculate and withhold the applicable state taxes that are payable by the Partners of Gateway when Project Partnerships are sold or otherwise disposed by Gateway.  In most cases, the state taxes are due regardless if proceeds are received from the sale of Project Partnerships.  Therefore, Gateway has estimated the withholding taxes payable and the amount is included in Distribution Payable on the Balance Sheet.

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

Gateway holds variable interests in 86 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Two of Gateway’s Project Partnership investments have been determined not to be VIEs.  Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $15,394,460.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.

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

For the nine months ended December 31, 2009 and 2008, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2009	2008
Series 2	$ 33,761	$ 35,355
Series 3	28,299	28,497
Series 4	18,023	25,730
Series 5	57,612	57,897
Series 6	61,049	68,938
Total	$ 198,744	$ 216,417

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2009	2008
Series 2	$ 33,700	$ 41,406
Series 3	31,655	35,270
Series 4	20,377	31,848
Series 5	57,110	65,838
Series 6	61,200	78,142
Total	$ 204,042	$ 252,504

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 5, Summary of Disposition Activities herein.

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS:

As of December 31, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 2 - 12, Series 3 - 15, and Series 4 - 9) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2009	2009	2009	2009	2009	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 2,073,022	$ 3,159,579	$ 2,494,974	$ 2,494,974	$ 1,402,420	$ 1,556,420

Cumulative equity in losses of Project
Partnerships (1)	(2,162,502)	(3,298,001)	(2,675,808)	(2,675,808)	(1,479,274)	(1,645,185)

Cumulative distributions received from
Project Partnerships	(34,090)	(59,212)	(93,673)	(93,673)	(42,900)	(45,823)

Investment in Project Partnerships before
Adjustment	(123,570)	(197,634)	(274,507)	(274,507)	(119,754)	(134,588)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	161,803	254,188	318,739	318,739	147,412	164,485
Accumulated amortization of acquisition
fees and expenses	(38,233)	(56,554)	(44,232)	(44,232)	(27,658)	(29,897)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $3,384,351 in Series 2, $6,171,245 in Series 3, and $2,641,538 in Series 4 for the period ended December 31, 2009; and cumulative suspended losses of $5,135,273 in Series 2, $5,884,963 in Series 3, and $2,922,713 in Series 4 for the year ended March 31, 2009 are not included.

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of December 31, 2009, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 23 and Series 6 - 29) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2009	2009	2009	2009	2009	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 4,228,261	$ 5,097,323	$ 5,424,795	$ 5,424,795	$ 15,623,472	$ 17,733,091

Cumulative equity in losses of Project
Partnerships (1)	(4,389,478)	(5,329,389)	(5,590,369)	(5,590,369)	(16,297,431)	(18,538,752)

Cumulative distributions received from
Project Partnerships	(146,951)	(160,153)	(191,505)	(191,505)	(509,119)	(550,366)

Investment in Project Partnerships before
Adjustment	(308,168)	(392,219)	(357,079)	(357,079)	(1,183,078)	(1,356,027)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	428,682	531,092	557,032	557,032	1,613,668	1,825,536
Accumulated amortization of acquisition
fees and expenses	(120,514)	(138,873)	(177,114)	(177,114)	(407,751)	(446,670)

Reserve for Impairment of Investment in
Project Partnerships	-	-	(22,839)	(22,839)	(22,839)	(22,839)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $6,713,160 in Series 5 and $5,651,942 in Series 6 for the period ended December 31, 2009; and cumulative suspended losses of $7,971,901 in Series 5 and $5,086,927 in Series 6 for the year ended March 31, 2009 are not included.

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 and Series 3 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 2		SERIES 3
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,087,599	$ 1,778,708	$ 1,669,967	$ 1,699,623
Investment properties, net	5,586,489	8,794,652	4,510,137	5,107,438
Other assets	21,290	27,428	82,709	46,100
Total assets	$ 6,695,378	$ 10,600,788	$ 6,262,813	$ 6,853,161

Liabilities and Partners' Deficit:
Current liabilities	$ 415,507	$ 643,122	$ 268,155	$ 329,995
Long-term debt	10,092,682	15,397,880	12,616,228	12,743,481
Total liabilities	10,508,189	16,041,002	12,884,383	13,073,476

Partners' equity (deficit)
Limited Partner	(3,540,484)	(5,296,295)	(6,819,191)	(6,439,981)
General Partners	(272,327)	(143,919)	197,621	219,666
Total partners' deficit	(3,812,811)	(5,440,214)	(6,621,570)	(6,220,315)

Total liabilities and partners' deficit	$ 6,695,378	$ 10,600,788	$ 6,262,813	$ 6,853,161

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,166,771	$ 1,678,125	$ 1,621,638	$ 1,571,970
Expenses:
Operating expenses	988,387	1,316,616	1,236,322	1,221,377
Interest expense	163,425	250,212	187,996	190,122
Depreciation and amortization	290,828	453,006	486,494	485,503

Total expenses	1,442,640	2,019,834	1,910,812	1,897,002

Net loss	$ (275,869)	$ (341,709)	$ (289,174)	$ (325,032)

Other partners' share of net loss	$ (2,759)	$ (3,417)	$ (2,892)	$ (3,250)

Gateway's share of net loss	$ (273,110)	$ (338,292)	$ (286,282)	$ (321,782)
Suspended losses	273,110	338,292	286,282	321,782

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ -

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 4 and Series 5 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 4		SERIES 5
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,079,083	$ 1,005,445	$ 2,763,214	$ 3,062,634
Investment properties, net	3,731,574	4,404,575	11,932,523	15,019,478
Other assets	17,658	10,711	28,741	21,251
Total assets	$ 4,828,315	$ 5,420,731	$ 14,724,478	$ 18,103,363

Liabilities and Partners' Deficit:
Current liabilities	$ 201,716	$ 233,769	$ 588,146	$ 706,593
Long-term debt	7,292,474	8,148,148	21,464,260	25,895,934
Total liabilities	7,494,190	8,381,917	22,052,406	26,602,527

Partners' equity (deficit)
Limited Partner	(2,800,419)	(3,100,842)	(7,104,284)	(8,242,851)
General Partners	134,544	139,656	(223,644)	(256,313)
Total partners' deficit	(2,665,875)	(2,961,186)	(7,327,928)	(8,499,164)

Total liabilities and partners' deficit	$ 4,828,315	$ 5,420,731	$ 14,724,478	$ 18,103,363

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 882,005	$ 978,424	$ 2,631,847	$ 3,013,964
Expenses:
Operating expenses	648,830	807,917	1,999,094	2,422,631
Interest expense	119,852	133,462	339,749	418,326
Depreciation and amortization	243,461	263,702	665,685	799,591

Total expenses	1,012,143	1,205,081	3,004,528	3,640,548

Net loss	$ (130,138)	$ (226,657)	$ (372,681)	$ (626,584)

Other partners' share of net loss	$ (3,283)	$ (3,014)	$ (3,727)	$ (6,266)

Gateway's share of net loss	$ (126,855)	$ (223,643)	$ (368,954)	$ (620,318)
Suspended losses	126,855	223,643	368,954	601,680

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ (18,638)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 6 and Total Series 2 - 6 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 6		TOTAL SERIES 2 - 6
	2009	2008	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,720,581	$ 3,786,421	$ 10,320,444	$ 11,332,831
Investment properties, net	17,379,305	18,284,212	43,140,028	51,610,355
Other assets	24,784	39,912	175,182	145,402
Total assets	$ 21,124,670	$ 22,110,545	$ 53,635,654	$ 63,088,588

Liabilities and Partners' Deficit:
Current liabilities	$ 627,874	$ 631,148	$ 2,101,398	$ 2,544,627
Long-term debt	27,221,318	27,409,226	78,686,962	89,594,669
Total liabilities	27,849,192	28,040,374	80,788,360	92,139,296

Partners' deficit
Limited Partner	(6,150,768)	(5,404,521)	(26,415,146)	(28,484,490)
General Partners	(573,754)	(525,308)	(737,560)	(566,218)
Total partners' deficit	(6,724,522)	(5,929,829)	(27,152,706)	(29,050,708)

Total liabilities and partners' deficit	$ 21,124,670	$ 22,110,545	$ 53,635,654	$ 63,088,588

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 3,092,399	$ 3,022,806	$ 9,394,660	$ 10,265,289
Expenses:
Operating expenses	2,450,338	2,246,764	7,322,971	8,015,305
Interest expense	405,206	429,699	1,216,228	1,421,821
Depreciation and amortization	808,031	819,258	2,494,499	2,821,060

Total expenses	3,663,575	3,495,721	11,033,698	12,258,186

Net loss	$ (571,176)	$ (472,915)	$ (1,639,038)	$ (1,992,897)

Other partners' share of net loss	$ (6,161)	$ (6,088)	$ (18,822)	$ (22,035)

Gateway's share of net loss	$ (565,015)	$ (466,827)	$ (1,620,216)	$ (1,970,862)
Suspended losses	565,015	462,135	1,620,216	1,947,532

Equity in Loss of Project Partnerships	$ -	$ (4,692)	$ -	$ (23,330)

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of December 31, 2009, Gateway has sold or otherwise disposed of its interest in 60 Project Partnerships (10 in Series 2, 8 in Series 3, 20 in Series 4, 13 in Series 5 and 9 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2010 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
December 2009	Charleston Properties	$ 87,503	$ 14.26	$ 87,503
December 2009	Pocola Properties	98,566	16.06	98,566
December 2009	Sallisaw Properties II	128,995	21.02	128,995
October 2009	Sylacauga Heritage Apartments, Ltd.	-	-	-
August 2009	Lewiston Limited Partnership	16,568	2.70	16,568
				$ 331,632

The net proceeds per BAC from the sale of Charleston Properties, Pocola Properties, Sallisaw Properties II, and Lewiston Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of December 31, 2009.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

Series 4

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
October 2009	Village Apartments of St. Joseph II	$ -	$ -	$ -
	Other, net (see below)	-	-	2,000
$ 2,000

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $2,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent quarter.

Series 5

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
December 2009	Pine Terrace Apartments, L.P.	$ 122,273	$ 14.19	$ -	$ 122,273
December 2009	Shellman Housing, L.P.	12,181	1.41	12,181	-
December 2009	Crisp Properties, L.P.	131,990	15.32	131,574	-
October 2009	Village Apartments of Effingham	756	0.09	756	-
October 2009	Village Apartments of Seymour II	304	0.03	304	-
				$ 144,815	$ 122,273

In accordance with GAAP, although the sale of Pine Terrace Apartments, L.P. was consummated on or prior to December 31, 2009, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $124,273 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in January 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.  The deferred gain of $122,273 will be recognized on the fiscal year 2010 year-end Statement of Operations.

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

The net proceeds per BAC from the sale of Shellman Housing, L.P., Crisp Properties, L.P., Village Apartments of Effingham, and Village Apartments of Seymour II are a component of the Distribution Payable on the Balance Sheet as of December 31, 2009.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

Fiscal Year 2009 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
September 2008	Prairie Apartments	$ 7,741	$ 1.26	$ 7,741
	Other, net (see below)	-	-	5,300
$ 13,041

The net proceeds per BAC from the sale of Prairie Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $5,300 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The Lakeshore Apartments property was the subject of a fiscal year 2008 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and $3,357 of re-syndication profit has been contributed during fiscal year 2009 to Gateway by the Managing General Partner (in October 2008).  This amount is included as a component of the Distribution Payable and Distributions to Assignees on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of March 31, 2009.  The distribution, less the applicable state tax withholding, to the Series 2 Assignees will occur in a subsequent quarter.

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

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

As part of the September 2008 distribution, Gateway distributed an additional $9,737 to the Series 4 Assignees ($1.41 per BAC) resulting from the true-up of certain legal and sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $1,850 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent quarter.

Series 5

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
	Other, net (see below)	$ -	$ -	$ 3,700
$ 3,700

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $3,700 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

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

NOTE 6 – SUBSEQUENT EVENTS:

Gateway reviewed and evaluated events from the period ended December 31, 2009 through the date the financial statements were issued, February 12, 2010, and concluded that no subsequent events have occurred that require recognition in the financial statements or disclosure in the notes to financial statements.

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income increased $17,526 from $61,539 for the nine months ended December 31, 2008 to $79,065 for the nine months ended December 31, 2009.  The increase in distribution income results primarily from an increase of gross distributions received from Project Partnerships.  The gross distributions received from Project Partnerships increased from $64,012 for the nine-month period ended December 31, 2008 to $79,065 for the same period ended in 2009.

Total expenses of Gateway were $482,961 for the nine months ended December 31, 2009, a decrease of $107,333 as compared to the nine months ended December 31, 2008 total expenses of $590,294.  The decrease results primarily from decreases in 1) asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships) and 2) impairment losses on Project Partnership investments.  Impairment expense is a non-cash charge that reflects a potential decline in the carrying value of Gateway’s interest in Project Partnerships.  Historically, Gateway has considered the residual value of the Project Partnerships as one key component of its estimate of the present value of Gateway’s interest in any of its Project Partnerships.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships given the Tax Credit market conditions could not be practicably determined.  As a result, in the quarter ended December 31, 2008 Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Resultantly, non-cash impairment expense for that quarter was incurred.  No impairment expense was recognized during the nine-month period ended December 31, 2009.

Equity in Loss of Project Partnerships decreased to $0 for the nine months ended December 31, 2009 from $23,330 for the nine months ended December 31, 2008 as a result of the suspension of all losses so that the Investments in Project Partnerships does not fall below zero.  Because Gateway utilizes the equity method of accounting to account for its investment in Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  Gateway’s share of the net loss from Project Partnerships for the nine-month periods ended September 30, 2009 and 2008 (Project Partnership financial information is on a three-month lag), was $1,620,216 and $1,970,862, respectively.  Gateway suspended net losses from Project Partnerships for the nine months ended September 30, 2009 and 2008 totaling $1,620,216 and $1,947,532, respectively.

Gain on Sale of Project Partnerships increased $288,514 from $189,933 for the nine months ended December 31, 2008 to $478,447 for the nine months ended December 31, 2009.  As more fully discussed within this MD&A, eleven Project Partnership investments were sold during the first three quarters of fiscal year 2010 as compared to the first three quarters of fiscal year 2009 when twelve Project Partnership investments were sold.  The amount of the gain or loss from the sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Interest income decreased $23,085 from $23,158 for the nine months ended December 31, 2008 to $73 for the nine months ended December 31, 2009.  The change in interest income results primarily from the fluctuation of interest rates on short-term investments over this period along with the maturation of investments in securities over the same period.  Investments in Securities decreased to $0 as of December 31, 2009 from $746,665 as of December 31, 2008.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

The sources of funds to pay the expenses of Gateway are cash and cash equivalents and the interest earnings thereon, and cash distributed to the Series from the operations of the Project Partnerships.  Due to the rent limitations applicable to the Project Partnerships as a result of their qualifying for Tax Credits, Gateway does not expect there to be a significant increase in future rental income of the Project Partnerships.  Therefore, cash distributions from operations of the Project Partnerships are not expected to increase.  However, operational factors of the Project Partnerships and the timing of distributions contribute to fluctuations of distributions from period to period and year to year.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

In total, Gateway reported net income of $74,624 from operations for the nine months ended December 31, 2009.  Cash and Cash Equivalents decreased by $43,639.  Of the Cash and Cash Equivalents on hand as of December 31, 2009 and March 31, 2009, $503,013 and $346,283 are payable to certain Series’ Assignees arising from the sale of Project Partnerships.  Distributions either have occurred or will occur to those certain Assignees in a subsequent quarter, less the applicable state tax withholding.  After consideration of these sales proceeds, Cash and Cash Equivalents decreased $200,369 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  Equity in Loss of Project Partnerships for the nine months ended December 31, 2009 and 2008 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the nine months ended September 30, 2009 and 2008, Gateway’s share of the Project Partnerships’ net loss was $273,110 and $338,292 generated from Rental and other income of $1,166,771 and $1,678,125, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $290,828 and $453,006 for the nine months ended September 30, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2009, the Series had $460,243 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $267,668 for the nine months ended December 31, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $44,185.  Cash provided by investing activities totaled $342,720 consisting of $11,088 in cash distributions from the Project Partnerships and $331,632 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  Equity in Loss of Project Partnerships for the nine months ended December 31, 2009 and 2008 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the nine months ended September 30, 2009 and 2008, Gateway’s share of the Project Partnerships’ net loss was $286,282 and $321,782 generated from Rental and other income of $1,621,638 and $1,571,970, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $486,494 and $485,503 for the nine months ended September 30, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

At December 31, 2009, the Series had $115,749 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $58,872 for the nine months ended December 31, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $49,188.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $16,045.

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  Equity in Loss of Project Partnerships for the nine months ended December 31, 2009 and 2008 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the nine months ended September 30, 2009 and 2008, Gateway’s share of the Project Partnerships’ net loss was $126,855 and $223,643 generated from Rental and other income of $882,005 and $978,424, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $243,461 and $263,702 for the nine months ended September 30, 2009 and 2008, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2009, the Series had $184,034 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $46,280 for the nine months ended December 31, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $41,704.  Cash provided by investing activities totaled $8,925 consisting of $6,925 in cash distributions from the Project Partnerships and $2,000 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  Cash used in financing activities consists of distributions paid to Assignees totaling $191,200.

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  Equity in Loss of Project Partnerships decreased to $0 for the nine months ended December 31, 2009 from $18,638 for the nine months ended December 31, 2008 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the nine months ended September 30, 2009 and 2008, the Project Partnerships generated a loss of $372,681 and $626,584 on Rental and other income of $2,631,847 and $3,013,964, respectively.  Gateway’s share of the Project Partnerships’ net loss for the nine months ended September 30, 2009 and 2008 was $368,954 and $620,318, of which $368,954 and $601,680 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $665,685 and $799,591 for the nine months ended September 30, 2009 and 2008, respectively.)  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2009, the Series had $217,252 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $32,748 for the nine months ended December 31, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $56,771.  Cash provided by investing activities totaled $166,783 consisting of $21,968 in cash distributions from the Project Partnerships and $144,815 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  Equity in Loss of Project Partnerships decreased to $0 for the nine months ended December 31, 2009 from $4,692 for the nine months ended December 31, 2008 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the nine months ended September 30, 2009 and 2008, the Project Partnerships generated a loss of $571,175 and $472,915 on Rental and other income of $3,092,399 and $3,022,806, respectively.  Gateway’s share of the Project Partnerships’ net loss for the nine months ended September 30, 2009 and 2008 was $565,015 and $466,827, of which $565,015 and $462,135 were suspended, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $808,031 and $819,258 for the nine months ended September 30, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2009, the Series had $232,311 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $120,640 for the nine months ended December 31, 2009.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $87,041.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $23,039.  Cash used in financing activities consists of distributions paid to Assignees totaling $131,062.

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

Because Gateway is a pass-through entity and is not required to pay income taxes, the changes to ASC 740 do not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued further guidance regarding ASC 740 which deferred the effective date of the Accounting for Income Tax Changes for nonpublic enterprises included within the scope of the revised guidance to the annual financial statements for fiscal years beginning after December 15, 2008.  The deferred effective date was intended to give the Board additional time to develop guidance on the application of the Accounting for Income Tax Changes by pass-through entities and not-for-profit organizations.  FASB also issued further guidance in September 2009 about the implementation on accounting for uncertainty in income taxes.  Gateway may modify its disclosures if the FASB’s guidance regarding application of the Accounting for Income Tax Changes to pass-through entities changes.

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

In June 2009, the FASB issued amendments to the consolidation guidance applicable to variable interest entities.  Upon adoption of the standards, Gateway will have reconsidered its previous ASC 810-10 conclusions regarding its investments in Project Partnerships.  These amendments are not effective for Gateway until its fiscal year ended March 31, 2011 and early adoption is prohibited.  Gateway has not yet determined the impact, if any, the amendments will have on its financial statements for the year-ended March 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

In June 2009, the FASB issued, and Gateway has adopted, FASB ASC 855 – Subsequent Events.  The objective of this statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  See Note 6 for information resulting from the implementation of this new standard.

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

As of December 31, 2009, Gateway holds a limited partner interest in 88 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  12 Project Partnerships for Series 2, 15 Project Partnerships for Series 3, 9 Project Partnerships for Series 4, 23 Project Partnerships for Series 5, and 29 Project Partnerships for Series 6.  Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of December 31, 2009, 60 of the Project Partnerships have been sold or otherwise disposed of (10 in Series 2, 8 in Series 3, 20 in Series 4, 13 in Series 5, and 9 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  During the quarter-ended December 31, 2009, Gateway sold or otherwise disposed of its interest in 10 Project Partnerships (4 in Series 2, 1 in Series 4, and 5 in Series 5), bringing the total number of Project Partnerships sold during the current fiscal year-to-date to 11 (5 in Series 2, 1 in Series 4, and 5 in Series 5).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2010 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
December 2009	Charleston Properties	$ 87,503	$ 14.26	$ 87,503
December 2009	Pocola Properties	98,566	16.06	98,566
December 2009	Sallisaw Properties II	128,995	21.02	128,995
October 2009	Sylacauga Heritage Apartments, Ltd.	-	-	-
August 2009	Lewiston Limited Partnership	16,568	2.70	16,568
				$ 331,632

The net proceeds per BAC from the sale of Charleston Properties, Pocola Properties, Sallisaw Properties II, and Lewiston Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of December 31, 2009.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

Series 4

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
October 2009	Village Apartments of St. Joseph II	$ -	$ -	$ -
	Other, net (see below)	-	-	2,000
$ 2,000

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $2,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent quarter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 5

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
December 2009	Pine Terrace Apartments, L.P.	$ 122,273	$ 14.19	$ -	$ 122,273
December 2009	Shellman Housing, L.P.	12,181	1.41	12,181	-
December 2009	Crisp Properties, L.P.	131,990	15.32	131,574	-
October 2009	Village Apartments of Effingham	756	0.09	756	-
October 2009	Village Apartments of Seymour II	304	0.03	304	-
				$ 144,815	$ 122,273

In accordance with GAAP, although the sale of Pine Terrace Apartments, L.P. was consummated on or prior to December 31, 2009, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $124,273 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in January 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.  The deferred gain of $122,273 will be recognized on the fiscal year 2010 year-end Statement of Operations.

The net proceeds per BAC from the sale of Shellman Housing, L.P., Crisp Properties, L.P., Village Apartments of Effingham, and Village Apartments of Seymour II are a component of the Distribution Payable on the Balance Sheet as of December 31, 2009.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

Fiscal Year 2009 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
September 2008	Prairie Apartments	$ 7,741	$ 1.26	$ 7,741
	Other, net (see below)	-	-	5,300
$ 13,041

The net proceeds per BAC from the sale of Prairie Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $5,300 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The Lakeshore Apartments property was the subject of a fiscal year 2008 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and $3,357 of re-syndication profit has been contributed during fiscal year 2009 to Gateway by the Managing General Partner (in October 2008).  This amount is included as a component of the Distribution Payable and Distributions to Assignees on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of March 31, 2009.  The distribution, less the applicable state tax withholding, to the Series 2 Assignees will occur in a subsequent quarter.

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

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $1,850 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent quarter.

Series 5

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
	Other, net (see below)	$ -	$ -	$ 3,700
$ 3,700

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $3,700 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of December 31, 2009:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 2

Durango C.W.W. Limited Partnership	Richland Elderly Housing, Ltd., L.P.
Pearson Elderly Housing, Ltd., L.P.	Mt. Vernon Elderly Housing, Ltd., L.P.
Lakeland Elderly Apartments, Ltd., L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $125,000, or $20.37 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 2 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 12-month period.

Series 3

Hornellsville Apartments	Heritage Villas, L.P.
Weston Apartments, Limited	Elkhart Apts., Ltd.
Nowata Properties	Poteau Properties II
Roland Properties II	Sallisaw Properties
Stilwell Properties	Waldron Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $835,000, or $153.04 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 3 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 12-month period.

Series 4

Stilwell Properties II	Westville Properties
Spring Hill Senior Housing, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $305,000, or $44.11 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 4 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 12-month period.

Series 5

Carrollton Club, Ltd., L.P.	Crawford Rental Housing, L.P.
Greensboro Properties, Ltd., L.P.	Greensboro Properties, L.P., Phase II
Alma Properties	Clayton Properties
Mill Creek Properties V	Spring Hill Housing, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $550,000, or $63.83 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 5 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 12-month period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 6

Dawson Elderly, L.P.	Parsons Properties, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should each of the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $160,000, or $15.83 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 6 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next 12-month period.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase either the Project Partnership Interest or Assets:

Series 3

Countrywood Apartments, Limited	Wildwood Apartments, Limited

Should each of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $205,000, or $37.57 per beneficial assignee certificate potentially available for distribution, less the applicable state tax withholding, to the Series 3 Assignees within the next 12 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Series 5

Blackshear Apartments, L.P. Phase II	Woodcrest Associates of South Boston

Should each of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $275,000, or $31.92 per beneficial assignee certificate potentially available for distribution, less the applicable state tax withholding, to the Series 5 Assignees within the next 12 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

Series 6

Meadowcrest Apartments, Ltd.	Lancaster House
Country Place Apartments – Coal City

Should each of these options be exercised, the estimated net sales proceeds to Gateway from the sales transactions are estimated to be $270,000, or $26.72 per beneficial assignee certificate potentially available for distribution, less the applicable state tax withholding, to the Series 6 Assignees within the next 12 months.  These options to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnerships, the results of which are undeterminable.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the nine months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: February 12, 2010	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: February 12, 2010	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer