Form 10-K
period 2010-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2010-06-29
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Title of Each Class
Beneficial Assignee Certificates

Number of Record Holders
Title of Class	as of March 31, 2010
Beneficial Assignee Certificates	2,010
General Partner Interest	2

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]	NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]	NO [X]

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

Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”) under Section 42 of the Internal Revenue Code, received over a ten year period.  Subject to certain limitations, Tax Credits may be used by Gateway’s investors to reduce their income tax liability generated from other income sources.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of its Limited Partnership Agreement.  As of March 31, 2010, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Assignees.

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5, and 6, respectively had been issued as of March 31, 2010.  Each Series invests in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series were used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners.  Profit or loss and cash distributions from sales of properties will be allocated as described in the Limited Partnership Agreement.

Gateway initially held investments in 148 Project Partnerships.  As more fully discussed in Item 7 herein, Gateway is presently in the process of disposing of all of its investments in Project Partnerships.  As of March 31, 2010, 62 Project Partnerships once held by Gateway have been sold or otherwise disposed.  Project Partnership investments held by Series as of March 31, 2010 are as follows:  12 Project Partnerships for Series 2, 15 Project Partnerships for Series 3, 9 Project Partnerships for Series 4, 21 Project Partnerships for Series 5 and 29 Project Partnerships for Series 6.  Gateway acquired its interests in the Project Partnerships by becoming a limited partner in the Project Partnerships that own the properties.  As of March 31, 2010, the capital received for each Series was fully invested in Project Partnerships and management plans no new Project Partnership acquisitions.

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

Gateway’s goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing.  As of March 31, 2010, the investor capital contributions were successfully invested in Project Partnerships which met the investment criteria.  The Tax Credits have been provided to Gateway’s investors and the fifteen year Tax Credit compliance period has expired for all of the Project Partnerships.  Gateway is now in the process of disposing of its remaining interests and distributing proceeds from those sales to the Assignees.  Gateway’s objective is to sell Gateway’s interest in such properties for fair market value and ultimately, liquidate the Project Partnerships and in turn liquidate Gateway.

Gateway has no direct employees.  Services are performed by the Managing General Partner and its affiliates and by agents retained by it.  The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Exit Strategy

When Project Partnerships reach the end of their Tax Credit compliance period, Gateway initiates a process of disposing of its investments in the Project Partnerships.  The objective is to sell Gateway's interest in such properties for fair market value and ultimately, liquidate the Project Partnerships and in turn, when Gateway's last Project Partnership investment is sold, liquidate Gateway.

The IRS compliance period for low-income housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion.

All of the Project Partnerships have reached the end of their Tax Credit compliance period.  As of March 31, 2010, 62 of the Project Partnership investments have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignee Limited Partners of those Series of Gateway.  On a cumulative basis as of March 31, 2010, $844,487 of net sales proceeds representing $137.59 per Assignee Limited Partner unit in Series 2, $535,698 of net sales proceeds representing $98.18 per Assignee Limited Partner unit in Series 3, $678,707 of net sales proceeds representing $98.15 per Assignee Limited Partner unit in Series 4, $464,238 of net sales proceeds representing $53.87 per Assignee Limited Partner unit in Series 5, and $455,888 of net sales proceeds representing $45.08 per Assignee Limited Partner unit in Series 6 have been distributed to the Assignee Limited Partners of the respective Series.

Item 1A.  Risk Factors

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

There is no assurance that investors will receive any cash distributions from the sale or disposal of a Project Partnership.  The price at which a Project Partnership is sold may not be sufficient to pay the mortgage and other expenses which must be paid at such time.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties:

Gateway holds an interest in properties through its limited partnership investments in Project Partnerships.  The net investment for book purposes as of March 31, 2010 is zero for each Project Partnership for all Series.  The following table provides certain summary information regarding the Project Partnerships in which Gateway held an interest as of December 31, 2009 (the Project Partnerships’ financial information contained herein is reported on a 3-month lag):

SERIES 2
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Deerfield II	Douglas, GA	24	9/90	854,562	92%
Hartwell Family	Hartwell, GA	24	9/90	859,698	75%
Cherrytree Apts.	Albion, PA	33	9/90	1,486,443	91%
Springwood Apts.	Westfield, NY	32	9/90	1,585,632	88%
Pearson Elderly	Pearson, GA	25	9/90	781,460	100%
Richland Elderly	Richland, GA	34	9/90	1,057,871	100%
Woodland Terrace	Waynesboro, GA	30	9/90	1,081,564	97%
Mt. Vernon Elderly	Mt. Vernon, GA	21	9/90	700,935	90%
Lakeland Elderly	Lakeland, GA	29	9/90	955,815	97%
Manchester Housing	Manchester, GA	49	1/91	1,781,372	98%
Durango C.W.W.	Durango, CO	24	1/91	1,452,154	96%
Columbus Seniors	Columbus, KS	16	5/92	582,967	100%

Total Series 2		341		$ 13,180,473

The average effective rental income per unit for the year ended December 31, 2009 is $4,531 per year ($378 per month).

SERIES 3
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Poteau II	Poteau, OK	52	8/90	1,789,148	77%
Sallisaw	Sallisaw, OK	52	8/90	1,744,103	90%
Nowata Properties	Oolagah, OK	32	8/90	1,148,484	66%
Waldron Properties	Waldron, AR	24	9/90	860,273	100%
Roland II	Roland, OK	52	10/90	1,804,010	92%
Stilwell	Stilwell, OK	48	10/90	1,597,701	69%
Hornellsville	Arkport, NY	24	9/90	1,188,883	96%
CE McKinley II	Rising Sun, MD	16	9/90	883,829	100%
Weston Apartments	Weston, AL	10	11/90	363,467	100%
Countrywood Apts.	Centreville, AL	40	11/90	1,643,039	100%
Wildwood Apts.	Pineville, LA	28	11/90	1,136,139	96%
Hancock	Hawesville, KY	12	12/90	440,425	100%
Hopkins	Madisonville, KY	24	12/90	927,256	96%
Elkhart Apts.	Elkhart, TX	54	1/91	1,758,083	98%
Heritage Villas	Helena, GA	25	3/91	824,759	92%

Total Series 3		493		$ 18,109,599

The average effective rental income per unit for the year ended December 31, 2009 is $4,143 per year ($345 per month).

Item 2.  Properties (Continued)

SERIES 4
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Seneca Apartments	Seneca, MO	24	2/91	851,577	96%
Westville	Westville, OK	36	3/91	1,101,686	97%
Wellsville Senior	Wellsville, KS	24	3/91	812,002	92%
Stilwell II	Stilwell, OK	52	3/91	1,657,974	75%
Spring Hill Senior	Spring Hill, KS	24	3/91	1,036,369	100%
Wynnwood Common	Fairchance, PA	34	4/91	1,730,372	100%
Courtyard	Huron, SD	21	6/91	912,670	95%
Piedmont	Barnesville, GA	36	8/91	1,289,047	81%
S.F. Arkansas City	Arkansas City, KS	12	8/91	412,028	92%

Total Series 4		263		$ 9,803,725

The average effective rental income per unit for the year ended December 31, 2009 is $4,421 per year ($368 per month).

SERIES 5
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

S.F. Winfield	Winfield, KS	12	8/91	402,402	83%
S.F.Medicine Lodge	Medicine Lodge, KS	16	8/91	574,565	100%
S.F. Ottawa	Ottawa, KS	24	8/91	736,765	92%
S.F. Concordia	Concordia, KS	20	8/91	697,372	70%
Carrollton Club	Carrollton, GA	78	9/91	3,217,901	91%
Scarlett Oaks	Lexington, SC	40	9/91	1,691,500	98%
Brooks Hill	Ellijay, GA	44	9/91	1,771,618	95%
Greensboro	Greensboro, GA	24	9/91	866,259	92%
Greensboro II	Greensboro, GA	32	9/91	1,088,664	100%
Crawford	Crawford, GA	25	9/91	907,712	96%
Yorkshire	Wagoner, OK	60	9/91	2,665,552	92%
Clayton	Clayton, OK	24	9/91	871,530	96%
Alma	Alma, AR	24	9/91	957,710	100%
Spring Hill	Spring Hill, KS	36	9/91	1,449,378	97%
Menard Retirement	Menard, TX	24	9/91	795,318	92%
Wallis Housing	Wallis, TX	24	9/91	578,333	83%
Mill Creek	Grove, OK	60	11/91	1,741,669	100%
Cloverdale	Cloverdale, IN	24	1/92	1,035,113	96%
So. Timber Ridge	Chandler, TX	44	1/92	1,389,759	95%
Pineville	Pineville, MO	12	5/92	444,017	83%
Ravenwood	Americus, GA	24	1/94	900,996	96%

Total Series 5		671		$ 24,784,133

The average effective rental income per unit for the year ended December 31, 2009 is $4,635 per year ($386 per month).

Item 2.  Properties (Continued)

SERIES 6
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Carthage	Carthage, MO	24	1/92	837,205	100%
Coal City	Coal City, IL	24	3/92	1,230,424	92%
Frazer Place	Smyrna, DE	30	4/92	1,681,564	97%
Ehrhardt	Ehrhardt, SC	16	4/92	723,569	94%
Sinton	Sinton, TX	32	4/92	1,053,980	97%
Frankston	Frankston, TX	24	4/92	676,931	92%
Flagler Beach	Flagler Beach, FL	43	5/92	1,718,676	98%
Oak Ridge	Williamsburg, KY	24	5/92	1,098,954	96%
Monett	Monett, MO	32	5/92	1,063,651	100%
Arma	Arma, KS	28	5/92	978,000	96%
Southwest City	Southwest City, MO	12	5/92	458,001	100%
Meadowcrest	Luverne, AL	32	6/92	1,251,264	97%
Parsons	Parsons, KS	48	7/92	1,532,968	100%
Goodwater Falls	Jenkins, KY	36	7/92	1,329,147	100%
Northfield Station	Corbin, KY	24	7/92	971,044	92%
Pleasant Hill	Somerset, KY	24	7/92	906,672	88%
Heritage Drive So.	Jacksonville, TX	40	1/92	1,303,538	98%
Brodhead	Brodhead, KY	24	7/92	1,011,142	100%
Mt. Village	Mt. Vernon, KY	24	7/92	977,483	100%
Hazlehurst	Hazlehurst, MS	32	8/92	1,228,475	100%
Sunrise	Yankton, SD	33	8/92	1,524,321	88%
Stony Creek	Hooversville, PA	32	8/92	1,667,523	94%
Logan Place	Logan, OH	40	9/92	1,526,912	83%
Haines	Haines, AK	32	8/92	3,187,898	94%
Maple Wood	Barbourville, KY	24	8/92	1,039,790	100%
Summerhill	Gassville, AR	28	9/92	1,319,786	96%
Dorchester	St. George, SC	12	9/92	560,826	100%
Lancaster	Mountain View, AR	33	9/92	1,388,499	94%
Dawson	Dawson, GA	40	11/93	1,474,973	100%

Total Series 6		847		$ 35,723,216

The average effective rental income per unit for the year ended December 31, 2009 is $4,799 per year ($400 per month).

Item 2.  Properties (Continued)

A summary of the book value of the fixed assets of the Project Partnerships as of December 31, 2009, 2008 and 2007 is as follows:

	12/31/2009
	SERIES 2	SERIES 3	SERIES 4
Land	$463,700	$592,050	$303,212
Land Improvements	84,218	13,890	74,183
Buildings	12,112,191	16,397,399	8,842,633
Furniture and Fixtures	519,314	1,106,260	583,697
Construction in Process	1,050	0	0

Properties, at Cost	13,180,473	18,109,599	9,803,725
Less: Accum Depr.	7,612,629	13,678,368	6,139,948

Properties, Net	$5,567,844	$4,431,231	$3,663,777

	SERIES 5	SERIES 6	TOTAL
Land	$925,074	$1,440,621	$3,724,657
Land Improvements	85,638	438,321	696,250
Buildings	22,649,364	32,206,053	92,207,640
Furniture and Fixtures	1,124,057	1,638,221	4,971,549
Construction in Process	0	0	1,050

Properties, at Cost	24,784,133	35,723,216	101,601,146
Less: Accum Depr.	14,679,740	18,441,720	60,552,405

Properties, Net	$10,104,393	$17,281,496	$41,048,741

	12/31/2008
	SERIES 2	SERIES 3	SERIES 4
Land	$644,180	$592,050	$331,212
Land Improvements	73,736	4,190	123,187
Buildings	18,519,919	16,347,352	9,716,811
Furniture and Fixtures	703,597	1,071,309	597,195
Construction in Process	1,050	0	0

Properties, at Cost	19,942,482	18,014,901	10,768,405
Less: Accum Depr.	11,263,643	13,026,461	6,452,311

Properties, Net	$8,678,839	$4,988,440	$4,316,094

	SERIES 5	SERIES 6	TOTAL
Land	$1,229,274	$1,440,621	$4,237,337
Land Improvements	85,638	456,568	743,319
Buildings	30,656,751	32,055,443	107,296,276
Furniture and Fixtures	1,429,941	1,572,485	5,374,527
Construction in Process	0	0	1,050

Properties, at Cost	33,401,604	35,525,117	117,652,509
Less: Accum Depr.	18,621,856	17,375,761	66,740,032

Properties, Net	$14,779,748	$18,149,356	$50,912,477

Item 2.  Properties (Continued)

	12/31/2007
	SERIES 2	SERIES 3	SERIES 4
Land	$656,680	$592,050	$637,012
Land Improvements	171,440	4,190	117,388
Buildings	19,577,352	16,337,565	15,880,793
Furniture and Fixtures	949,809	1,037,023	1,116,367
Construction in Process	1,050	0	0

Properties, at Cost	21,356,331	17,970,828	17,751,560
Less: Accum Depr.	11,322,241	12,377,887	10,348,451

Properties, Net	$10,034,090	$5,592,941	$7,403,109

	SERIES 5	SERIES 6	TOTAL
Land	$1,229,274	$1,668,141	$4,783,157
Land Improvements	85,638	597,680	976,336
Buildings	30,650,941	38,266,608	120,713,259
Furniture and Fixtures	1,409,009	2,367,292	6,879,500
Construction in Process	0	3,200	4,250

Properties, at Cost	33,374,862	42,902,921	133,356,502
Less: Accum Depr.	17,555,792	19,982,823	71,587,194

Properties, Net	$15,819,070	$22,920,098	$61,769,308

Item 3.  Legal Proceedings

Gateway is not a party to any material pending legal proceedings.

Item 4.  (Removed and Reserved)

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

(b) Approximate Number of Equity Security Holders:

Number of Record Holders
Title of Class	as of March 31, 2010
Beneficial Assignee Certificates	2,010
General Partner Interest	2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,
SERIES 2	2010	2009	2008	2007	2006
Total Revenues	$ 13,859	$ 13,586	$ 13,326	$ 15,209	$ 7,263
Net Income (Loss)	248,823	(91,691)	538,973	(119,127)	(156,399)
Equity in Loss of Project Partnerships	-	-	-	-	(32,092)
Total Assets	451,096	161,708	209,701	257,364	316,805
Investments In Project Partnerships	-	-	-	-	-

Per BAC: (A)
Tax Credits	.00	.00	.00	.02	.14
Portfolio Income	1.44	4.18	8.66	6.65	4.74
Passive Loss	(79.58)	(100.63)	(89.10)	(125.58)	(129.62)
Net Income (Loss)	40.15	(14.79)	86.96	(19.22)	(25.23)
Distributions Paid	-	-	137.59	-	-

FOR THE YEARS ENDED MARCH 31,
SERIES 3	2010	2009	2008	2007	2006
Total Revenues	$ 17,501	$ 14,465	$ 19,193	$ 20,439	$ 22,861
Net (Loss) Income	(83,771)	(90,478)	42,787	305,962	(108,278)
Equity in Income of Project Partnerships	-	-	-	490	-
Total Assets	112,146	148,892	202,574	598,431	294,987
Investments In Project Partnerships	-	-	-	-	-

Per BAC: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	2.19	4.67	8.09	11.09	6.85
Passive Loss	(65.48)	(78.63)	(79.78)	(118.50)	(137.15)
Net (Loss) Income	(15.20)	(16.42)	7.61	46.84	(19.65)
Distributions Paid	-	-	79.93	18.25	-

Item 6.  Selected Financial Data (Continued)

FOR THE YEARS ENDED MARCH 31,
SERIES 4	2010	2009	2008	2007	2006
Total Revenues	$ 8,109	$ 12,173	$ 14,020	$ 20,091	$ 18,473
Net (Loss) Income	(63,104)	236,334	183,252	(79,276)	(138,304)
Equity in Loss of Project Partnerships	-	-	-	-	-
Total Assets	175,323	408,013	275,302	469,913	396,889
Investments In Project Partnerships	-	-	-	-	-

Per BAC: (A)
Tax Credits	.00	.00	.00	.00	1.22
Portfolio Income	1.18	3.90	9.15	9.68	5.99
Passive Loss	(40.23)	(53.18)	(103.10)	(149.08)	(150.52)
Net (Loss) Income	(9.03)	33.84	26.06	(20.70)	(19.80)
Distributions Paid	27.65	18.90	51.60	-	-

FOR THE YEARS ENDED MARCH 31,
SERIES 5	2010	2009	2008	2007	2006
Total Revenues	$ 26,546	$ 16,491	$ 27,867	$ 26,812	$ 22,819
Net Income (Loss)	258,375	(190,678)	38,818	(194,685)	(208,790)
Equity in Loss of Project Partnerships	-	(18,638)	(23,323)	(5,528)	(22,512)
Total Assets	631,079	107,240	406,040	402,832	508,067
Investments In Project Partnerships	-	-	21,112	125,403	151,630

Per BAC: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	2.16	6.26	7.35	5.89	5.79
Passive Loss	(83.34)	(120.20)	(117.09)	(118.24)	(112.76)
Net Income (Loss)	29.56	(21.91)	3.78	(22.37)	(23.99)
Distributions Paid	-	20.89	14.75	-	18.23

FOR THE YEARS ENDED MARCH 31,
SERIES 6	2010	2009	2008	2007	2006
Total Revenues	$ 29,087	$ 29,062	$ 28,650	$ 29,678	$ 26,354
Net Loss	(163,479)	(81,656)	(267,784)	(332,668)	(342,258)
Equity in (Loss) Income of Project Partnerships	-	(4,692)	18,738	(7,156)	(25,699)
Total Assets	229,672	427,375	460,616	683,149	914,235
Investments In Project Partnerships	-	-	28,229	208,779	372,285

Per BAC: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	3.56	8.17	11.78	9.85	7.33
Passive Loss	(95.47)	(104.90)	(90.12)	(99.04)	(96.72)
Net Loss	(16.06)	(8.80)	(26.24)	(32.59)	(42.09)
Distributions Paid	12.97	3.95	5.99	-	22.17

FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 2 - 6	2010	2009	2008	2007	2006
Total Revenues	$ 95,102	$ 85,777	$ 103,056	$ 112,229	$ 97,770
Net Income (Loss)	196,844	(218,169)	536,046	(419,794)	(954,029)
Equity in Loss of Project Partnerships	-	(23,330)	(4,585)	(12,194)	(80,303)
Total Assets	1,599,316	1,253,228	1,554,233	2,411,689	2,430,983
Investments In Project Partnerships	-	-	49,341	334,182	523,915

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

Distribution income arises from any cash distributions Gateway receives from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income increased 11% in fiscal year 2010 to $95,102, an increase of $9,325 from the fiscal year 2009 distribution income of $85,777, which represented a $17,279 or 17% decrease as compared to distribution income of $103,056 in fiscal year 2008.  The increase in distribution income for the year ended March 31, 2010 results primarily from an increase of gross distributions received from Project Partnerships.  The gross distributions received from Project Partnerships increased from $88,949 for the year ended March 31, 2009 to $95,102 for the year ended March 31, 2010.  The decrease in distribution income for the year ended March 31, 2009 is a result of a reduction in distribution payments to Gateway by the Project Partnerships.

Gateway has no direct employees.  The General Partners have full and exclusive discretion in management and control of Gateway.  Total expenses of Gateway were $633,516 for the fiscal year ended March 31, 2010, a decrease of $131,637 as compared to the fiscal year 2009 total expenses of $765,153, which represented a $117,718 decrease in total expenses as compared to the fiscal year 2008 amount of $882,871.  The decrease in fiscal year 2010 results from decreases in 1) asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships) and 2) impairment losses on Project Partnership investments.

General and Administrative expense – other, totaling $108,930 in fiscal year 2010, decreased by $19,091 or 15% as compared to $128,021 incurred in fiscal year 2009.  Fiscal year 2009 General and Administrative expense – other when compared to fiscal year 2008 increased by $9,921.  Expenses for annual tax return preparation and financial statement audits, quarterly reviews, and other matters relating to compliance with regulatory requirements as well as third-party investor reporting services and any other professional services incurred are included in this category of expenses.

Impairment expense is a non-cash charge that reflects a potential decline in the carrying value of Gateway’s interest in Project Partnerships.  Historically, Gateway has considered the residual value of the Project Partnerships as one key component of its estimate of the present value of Gateway’s interest in any of its Project Partnerships.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships given the Tax Credit market conditions could not be practicably determined.  As a result, in the quarter ended December 31, 2008 Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  No impairment expense was recorded during fiscal year 2010.  Impairment expense of $22,839 was recorded during fiscal year 2009.  No impairment expense was recorded during fiscal year 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Equity in Loss of Project Partnerships decreased to $0 for the year ended March 31, 2010 from $23,330 for the year ended March 31, 2008.  For the year ended March 31, 2008, Equity in Loss of Project Partnerships totaled $4,585.  Equity in Loss of Project Partnerships decreased to $0 for the year ended March 31, 2010 as a result of the suspension of all losses so that the Investments in Project Partnerships does not fall below zero.  Because Gateway utilizes the equity method of accounting for its Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the year ended December 31, 2009 (Project Partnership financial information is reported on a three-month lag), Gateway’s share of the net loss was $1,850,233, all of which was suspended.  For the year ended December 31, 2008, Gateway’s share of the net loss was $2,523,567, of which $2,500,237 was suspended.  For the year ended December 31, 2007, Gateway’s share of the net loss was $2,069,329, of which $2,064,744 was suspended.  Typically, it is customary in the low-income housing Tax Credit industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.

In fiscal year 2010, the Gain on Sale of Project Partnerships amounted to $735,154, an increase of $274,321 over the fiscal year 2009 Gain on Sale of Project Partnerships amount of $460,833 which in turn was a decrease of $775,963 from the fiscal year 2008 Gain on Sale of Project Partnerships amount of $1,236,796.  As more fully discussed herein, 13 Project Partnership investments were sold or disposed of in fiscal year 2010 as compared to 12 in fiscal year 2009 and 25 in fiscal year 2008.  The amount of the gain or loss on a sale of a Project Partnership and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership disposed in the Exit Strategy section within this MD&A.

Interest income for the year ended March 31, 2010 of $104 represents a decrease of $23,600 or 99%, as compared to fiscal year 2009.  Interest income in fiscal year 2009 of $23,704 was a decrease of $59,946 or 72% as compared to the fiscal year 2008 interest income of $83,650.  The changes in interest income over the prior two fiscal years result primarily from the fluctuation of interest rates on short-term investments over that period, along with the maturation of investments in securities over the same period.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

Liquidity and Capital Resources

The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel, legal and accounting associated with the administration and monitoring of Gateway and the Project Partnerships.  The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway's remaining resources are sufficient to fund Gateway's ongoing needs.  (Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors' return of their original capital contribution).

The sources of funds to pay the expenses of Gateway are cash and cash equivalents and the interest earnings thereon, and cash distributed to the Series from the operations of the Project Partnerships.  Due to the rent limitations applicable to the Project Partnerships as a result of their qualifying for Low-Income Housing Tax Credits, Gateway does not expect there to be a significant increase in future rental income of the Project Partnerships.  Therefore, cash distributions from the operations of the Project Partnerships are not expected to increase on a per project basis.  However, operational factors of the Project Partnerships and the timing of distributions contribute to fluctuations of distributions from year to year.  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

In total, Gateway reported net income of $196,844 from operations for the year ended March 31, 2010.  Cash and Cash Equivalents increased by $194,056.  Of the Cash and Cash Equivalents on hand as of March 31, 2010, $759,175 is payable to certain Series’ Assignees arising from the sale of Project Partnerships.  After consideration of these sales proceeds, Cash and Cash Equivalents decreased $218,836 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  As of March 31, 2010, the Series had invested $2,073,022 in 12 Project Partnerships located in 5 states containing 341 apartment units.  Average occupancy of the Project Partnerships was 94% as of December 31, 2009.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Equity in Loss of Project Partnerships was $0 for the each of the years ended March 31, 2010, 2009 and 2008 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  As presented in Note 4, Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2009, 2008 and 2007 was $270,640, $435,157 and $344,549 generated from Rental and other income of $2,177,937, $3,289,010 and $3,463,890, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $391,940, $597,729 and $655,788 for the years ended December 31, 2009, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2010, the Series had $451,096 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $248,823 for the year ended March 31, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $56,103.  Cash provided by investing activities totaled $345,491 consisting of $13,859 in cash distributions from the Project Partnerships and $331,632 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  As of March 31, 2010 the Series had invested $2,494,974 in 15 Project Partnerships located in 9 states containing 493 apartment units.  Average occupancy of the Project Partnerships was 89% as of December 31, 2009.

Equity in Loss of Project Partnerships was $0 for each of the years ended March 31, 2010, 2009 and 2008 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  As presented in Note 4, Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2009, 2008 and 2007 was $335,965, $399,156 and $349,342 generated from Rental and other income of $2,924,525, $2,878,664 and $2,857,452, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $651,907, $648,659 and $647,338 for the years ended December 31, 2009, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2010, the Series had $112,146 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $83,771 for the year ended March 31, 2010.  However, after adjusting the changes in operating assets and liabilities, net cash used in operating activities was $54,247.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $17,501.

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  As of March 31, 2010, the Series had invested $1,402,420 in 9 Project Partnerships located in 6 states containing 263 apartment units.  Average occupancy of the Project Partnerships was 90% at December 31, 2009.

Equity in Loss of Project Partnerships was $0 for each of the years ended March 31, 2010, 2009 and 2008 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  As presented in Note 4, Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2009, 2008 and 2007 was $179,562, $220,134 and $296,965 generated from Rental and other income of $1,561,071, $1,760,177 and $2,932,959, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $320,168, $358,055 and $595,028 for the years ended December 31, 2009, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2010, the Series had $175,323 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As disclosed on the statement of cash flows, the Series had a net loss of $63,104 for the year ended March 31, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $51,599.  Cash provided by investing activities totaled $10,109 consisting of $8,109 in cash distributions from the Project Partnerships and $2,000 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  Cash used in financing activities consists of distributions paid to Assignees totaling $191,200.

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  As of March 31, 2010, the Series had invested $3,729,876 in 21 Project Partnerships located in 8 states containing 671 apartment units.  Average occupancy of the Project Partnerships was 94% as of December 31, 2009.

Equity in Loss of Project Partnerships decreased to $0 in fiscal year 2010 from $18,638 in fiscal year 2009 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  The fiscal year 2009 amount decreased $4,685 from the fiscal year 2008 loss of $23,323.  As presented in Note 4, the Project Partnerships generated a loss for the years ended December 31, 2009, 2008 and 2007 of $475,195, $848,825 and $633,351 on Rental and other income of $4,219,474, $5,267,688 and $5,277,941, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2009, 2008 and 2007 was $470,443, $840,337 and $627,017, of which $470,443, $821,699 and $603,694 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $803,244, $1,067,137 and $1,066,122 for the years ended December 31, 2009, 2008 and 2007, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2010, the Series had $479,047 of short-term investments (Cash and Cash Equivalents).  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $258,375 for the year ended March 31, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $54,261.  Cash provided by investing activities totaled $426,068 consisting of $26,546 in cash distributions from the Project Partnerships and $399,522 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  As of March 31, 2010, the Series had invested $5,424,795 in 29 Project Partnerships located in 16 states containing 847 apartment units.  Average occupancy of the Project Partnerships was 96% as of December 31, 2009.

Equity in (Loss) Income of Project Partnerships decreased to $0 in fiscal year 2010 from a loss of $4,692 in fiscal year 2009 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  The fiscal year 2009 loss was a $23,430 decrease from income of $18,738 recorded in fiscal year 2008.  As presented in Note 4, the Project Partnerships generated a loss for the years ended December 31, 2009, 2008 and 2007 of $600,019, $628,040 and $458,481 on Rental and other income of $5,678,400, $5,557,040 and $6,687,151, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2009, 2008 and 2007 was $593,623, $628,783 and $451,456, of which $593,623, $624,091 and $470,194 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  The suspended losses for the year ended December 31, 2007 of $470,194 exceed Gateway’s share of the total net loss of $451,456 because certain Project Partnerships with investment balances generated net income of $18,738.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization (These Project Partnerships reported depreciation and amortization of $1,065,991, $1,077,376 and $1,312,782 for the years ended December 31, 2009, 2008 and 2007, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense for the fiscal year ended March 31, 2010.  For the fiscal year ended March 31, 2009, impairment expense of $22,839 was recognized.  There was no impairment expense for the fiscal year ended March 31, 2008.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2010, the Series had $229,672 of short-term investments (Cash and Cash Equivalents).  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As disclosed on the statement of cash flows, the Series had a net loss of $163,479 for the year ended March 31, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $97,728.  Cash provided by investing activities totaled $31,087 consisting of $29,087 in cash distributions from the Project Partnerships and $2,000 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of this sale of Project Partnership).  Cash used in financing activities consists of distributions paid to Assignees totaling $131,062.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized for the year ended March 31, 2010.  Impairment expense for the year ended March 31, 2009 totaled $22,839 (all in Series 6).  No impairment expense was recognized for the year ended March 31, 2008.

Recent Accounting Changes

In June 2009, the FASB issued amendments to the consolidation guidance applicable to variable interest entities which Gateway adopted effective April 1, 2010.  The amendments will have no impact on its financial statements for the year-ended March 31, 2011.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010.  This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by Gateway for the quarter ended December 31, 2009.  The adoption did not have a significant impact on the subsequent events that Gateway reports, either through recognition or disclosure, in the financial statements.  In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance.  This amendment was effective immediately and therefore Gateway did not include the disclosure in this Form 10-K.

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

As of March 31, 2010, Gateway holds a limited partner interest in 86 Project Partnerships which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 148 Project Partnerships.  As of March 31, 2010, 62 of the Project Partnerships have been sold or otherwise disposed of (10 in Series 2, 8 in Series 3, 20 in Series 4, 15 in Series 5, and 9 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

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
				$ 331,632

The net proceeds per BAC from the sale of Charleston Properties, Pocola Properties, Sallisaw Properties II, and Lewiston Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Series 5

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
March 2010	Blackshear Apartments, L.P., Phase II	$ 151,377	$ 17.57	$ -	$ 151,377
March 2010	Woodcrest Associates of South Boston	132,434	15.37	132,434	-
December 2009	Pine Terrace Apartments, L.P.	122,273	14.19	122,273	-
December 2009	Shellman Housing, L.P.	12,181	1.41	12,181	-
December 2009	Crisp Properties, L.P.	131,990	15.32	131,574	-
October 2009	Village Apartments of Effingham	756	0.09	756	-
October 2009	Village Apartments of Seymour II	304	0.03	304	-
				$ 399,522	$ 151,377

In accordance with GAAP, although the sale of Blackshear Apartments, L.P., Phase II was consummated on or prior to March 31, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $152,032 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in April 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.  The deferred gain of $151,377 will be recognized on the fiscal year 2011 first quarter Statement of Operations.

The net proceeds per BAC from the sale of Woodcrest Associates of South Boston, Pine Terrace Apartments, L.P., Shellman Housing, L.P., Crisp Properties, L.P., Village Apartments of Effingham, and Village Apartments of Seymour II are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
	Other, net (see below)	$ -	$ -	$ 2,000
$ 2,000

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $2,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in a prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent quarter

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The Lakeshore Apartments property was the subject of a fiscal year 2008 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and $3,357 of re-syndication profit has been contributed during fiscal year 2009 to Gateway by the Managing General Partner (in October 2008).  This amount is included as a component of the Distribution Payable and Distributions to Assignees on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of March 31, 2009.  The distribution to the Series 2 Assignees, less the applicable state tax withholding, will occur in a subsequent quarter.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In accordance with GAAP, although the sale of Belmont Senior Apts., Ltd. was consummated on or prior to March 31, 2007, the gain on the sale was deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and the deferred gain of $43,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.

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

In accordance with GAAP, although the sales of Edmonton Senior, Ltd. and Owingsville Senior, Ltd. were consummated on or prior to March 31, 2007, the gains on the sales were deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from these sales were subsequently received in April 2007 and the deferred gains of $38,350 and $45,850 were recognized in the fiscal year 2008 first quarter Statement of Operations.

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

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of March 31, 2010:

Project Partnerships sold subsequent to March 31, 2010:

Series 5

Alma Properties, An Arkansas Limited Partnership

Subsequent to the March 31, 2010 year-end, Gateway sold its partnership interest in Alma Properties, An Arkansas Limited Partnership.  Gateway received approximately $65,000 in net proceeds (approximately $7.54 per beneficial assignee certificate) which also approximates the gain on sale of Project Partnerships.  The gain will be recognized in the first quarter of fiscal year 2011 and available proceeds from this sale transaction, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 2

Richland Elderly Housing, Ltd., L.P.	Pearson Elderly Housing, Ltd., L.P.
Mt. Vernon Elderly Housing, Ltd., L.P.	Lakeland Elderly Apartments, Ltd., L.P.
Deerfield II Ltd., L.P.	Hartwell Family, Ltd., L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $75,000, or $12.22 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 2 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 3

Heritage Villas, L.P.	Nowata Properties
Poteau Properties II	Roland Properties II
Sallisaw Properties	Stilwell Properties
Waldron Properties

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $725,000, or $132.88 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 3 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Series 4

Stilwell Properties II	Westville Properties
Spring Hill Senior Housing, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $305,000, or $44.11 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 4 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 5

Carrollton Club, Ltd., L.P.	Crawford Rental Housing, L.P.
Greensboro Properties, Ltd., L.P.	Greensboro Properties, L.P., Phase II
Clayton Properties	Mill Creek Properties V
Spring Hill Housing, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $485,000, or $56.29 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 5 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 6

Dawson Elderly, L.P.	Parsons Properties, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should each of the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $160,000, or $15.83 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 6 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Gateway has consented to the general partner granting an option for either the general partner or a third-party to purchase either the Project Partnership Interest or Assets:

Series 5

Wallis Housing, Ltd.

Should this option be exercised, the estimated net sales proceeds to Gateway from the sale transaction is estimated to be $98,000, or $11.37 per beneficial assignee certificate potentially available for distribution, less the applicable state tax withholding, to the Series 5 Assignees within the next two years.  This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

Series 6

Lancaster House

Should this option be exercised, the estimated net sales proceeds to Gateway from the sale transaction is estimated to be $109,000, or $10.79 per beneficial assignee certificate potentially available for distribution, less the applicable state tax withholding, to the Series 6 Assignees within the next two years.  This option to purchase could expire without being exercised which would result in no sales proceeds and remarketing of the Project Partnership, the results of which are undeterminable.

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

Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities Reflected on the
Registrant’s Balance Sheet under GAAP	$4,753,492 (1)	118,273	4,635,219	0	0

(1)  The Other Liabilities represent the asset management fees and other general and administrative expense reimbursements owed to the General Partners as of March 31, 2010.  This payable is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing.  As referred to in Note 3, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due later than one year within the next twelve months.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, no information is required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund II Ltd.

We have audited the accompanying balance sheets of Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) – Series 2 through 6, in total and for each series, as of March 31, 2010 and 2009, and the related statements of operations, partners’ equity (deficit), and cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2010.  Gateway’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund II Ltd. – Series 2 through 6, in total and for each series, as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.
REZNICK GROUP, P.C.

Atlanta, Georgia
June 29, 2010

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 2		SERIES 3		SERIES 4
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 451,096	$ 161,708	$ 112,146	$ 148,892	$ 175,323	$ 408,013

Total Assets	$ 451,096	$ 161,708	$ 112,146	$ 148,892	$ 175,323	$ 408,013

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 7,689	$ 8,464	$ 17,558	$ 8,265	$ 7,778	$ 9,602
Distribution Payable	347,753	16,121	3,249	3,249	3,492	192,692

Total Current Liabilities	355,442	24,585	20,807	11,514	11,270	202,294

Long-Term Liabilities:
Payable to General Partners	855,054	813,714	714,133	676,401	886,846	863,408

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
6,136, 5,456, and 6,915 for Series 2, 3, and 4, respectively,
have been issued at March 31, 2010 and 2009	(902,393)	(817,096)	(622,304)	(539,371)	(727,551)	(663,078)
General Partners	142,993	140,505	(490)	348	4,758	5,389

Total Partners' Deficit	(759,400)	(676,591)	(622,794)	(539,023)	(722,793)	(657,689)

Total Liabilities and Partners' Deficit	$ 451,096	$ 161,708	$ 112,146	$ 148,892	$ 175,323	$ 408,013

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 479,047	$ 107,240	$ 229,672	$ 427,375	$ 1,447,284	$ 1,253,228
Receivable - Other	152,032	-	-	-	152,032	-

Total Assets	$ 631,079	$ 107,240	$ 229,672	$ 427,375	$ 1,599,316	$ 1,253,228

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 53,803	$ 13,333	$ 31,445	$ 16,006	$ 118,273	$ 55,670
Distribution Payable	403,226	3,704	1,455	130,517	759,175	346,283
Deferred Gain on Sale of Project Partnerships	151,377	-	-	-	151,377	-

Total Current Liabilities	608,406	17,037	32,900	146,523	1,028,825	401,953

Long-Term Liabilities:
Payable to General Partners	906,074	832,457	1,273,112	1,191,713	4,635,219	4,377,693

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
8,616 and 10,105 for Series 5 and 6, respectively, have
been issued at March 31, 2010 and 2009	(887,385)	(742,574)	(1,076,356)	(912,084)	(4,215,989)	(3,674,203)
General Partners	3,984	320	16	1,223	151,261	147,785

Total Partners' Deficit	(883,401)	(742,254)	(1,076,340)	(910,861)	(4,064,728)	(3,526,418)

Total Liabilities and Partners' Deficit	$ 631,079	$ 107,240	$ 229,672	$ 427,375	$ 1,599,316	$ 1,253,228

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 2			SERIES 3
	2010	2009	2008	2010	2009	2008
Revenues:
Distribution Income	$ 13,859	$ 13,586	$ 13,326	$ 17,501	$ 14,465	$ 19,193
Total Revenues	13,859	13,586	13,326	17,501	14,465	19,193

Expenses:
Asset Management Fee - General Partner	41,341	47,611	59,534	37,732	37,995	43,194
General and Administrative:
General Partner	43,142	54,129	63,960	43,457	46,497	53,244
Other	12,208	20,186	22,305	20,097	24,045	19,208

Total Expenses	96,691	121,926	145,799	101,286	108,537	115,646

Loss Before Gain on Sale of Project Partnerships and Other Income	(82,832)	(108,340)	(132,473)	(83,785)	(94,072)	(96,453)
Gain on Sale of Project Partnerships	331,632	13,041	652,922	-	-	126,106
Interest Income	23	3,608	18,524	14	3,594	13,134

Net Income (Loss)	$ 248,823	$ (91,691)	$ 538,973	$ (83,771)	$ (90,478)	$ 42,787

Allocation of Net Income (Loss):
Assignees	$ 246,335	$ (90,774)	$ 533,583	$ (82,933)	$ (89,573)	$ 41,534
General Partners	2,488	(917)	5,390	(838)	(905)	1,253

	$ 248,823	$ (91,691)	$ 538,973	$ (83,771)	$ (90,478)	$ 42,787

Net Income (Loss) Per Beneficial Assignee Certificate	$ 40.15	$ (14.79)	$ 86.96	$ (15.20)	$ (16.42)	$ 7.61

Number of Beneficial Assignee Certificates Outstanding	6,136	6,136	6,136	5,456	5,456	5,456

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 4			SERIES 5
	2010	2009	2008	2010	2009	2008
Revenues:
Distribution Income	$ 8,109	$ 12,173	$ 14,020	$ 26,546	$ 16,491	$ 27,867
Total Revenues	8,109	12,173	14,020	26,546	16,491	27,867

Expenses:
Asset Management Fee - General Partner	23,438	33,100	60,199	73,617	77,196	86,397
General and Administrative:
General Partner	27,458	39,332	68,200	68,984	86,794	95,494
Other	22,340	22,583	22,840	25,107	31,379	26,495

Total Expenses	73,236	95,015	151,239	167,708	195,369	208,386

Loss Before Equity in Loss of Project Partnerships and Other Income	(65,127)	(82,842)	(137,219)	(141,162)	(178,878)	(180,519)
Equity in Loss of Project Partnerships	-	-	-	-	(18,638)	(23,323)
Gain on Sale of Project Partnerships	2,000	313,648	303,811	399,522	3,700	228,591
Interest Income	23	5,528	16,660	15	3,138	14,069

Net (Loss) Income	$ (63,104)	$ 236,334	$ 183,252	$ 258,375	$ (190,678)	$ 38,818

Allocation of Net (Loss) Income:
Assignees	$ (62,473)	$ 233,971	$ 180,226	$ 254,711	$ (188,771)	$ 32,556
General Partners	(631)	2,363	3,026	3,664	(1,907)	6,262

	$ (63,104)	$ 236,334	$ 183,252	$ 258,375	$ (190,678)	$ 38,818

Net (Loss) Income Per Beneficial Assignee Certificate	$ (9.03)	$ 33.84	$ 26.06	$ 29.56	$ (21.91)	$ 3.78

Number of Beneficial Assignee Certificates Outstanding	6,915	6,915	6,915	8,616	8,616	8,616

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 6			TOTAL SERIES 2 - 6
	2010	2009	2008	2010	2009	2008
Revenues:
Distribution Income	$ 29,087	$ 29,062	$ 28,650	$ 95,102	$ 85,777	$ 103,056
Total Revenues	29,087	29,062	28,650	95,102	85,777	103,056

Expenses:
Asset Management Fee - General Partner	81,399	91,792	100,623	257,527	287,694	349,947
General and Administrative:
General Partner	84,018	99,847	112,863	267,059	326,599	393,761
Other	29,178	29,828	27,252	108,930	128,021	118,100
Amortization	-	-	21,063	-	-	21,063
Impairment Loss on Investment in Project Partnerships	-	22,839	-	-	22,839	-

Total Expenses	194,595	244,306	261,801	633,516	765,153	882,871

Loss Before Equity in (Loss) Income of Project Partnerships
and Other Income	(165,508)	(215,244)	(233,151)	(538,414)	(679,376)	(779,815)
Equity in (Loss) Income of Project Partnerships	-	(4,692)	18,738	-	(23,330)	(4,585)
Gain (Loss) on Sale of Project Partnerships	2,000	130,444	(74,634)	735,154	460,833	1,236,796
Interest Income	29	7,836	21,263	104	23,704	83,650

Net (Loss) Income	$ (163,479)	$ (81,656)	$ (267,784)	$ 196,844	$ (218,169)	$ 536,046

Allocation of Net (Loss) Income:
Assignees	$ (162,272)	$ (88,884)	$ (265,106)	$ 193,368	$ (224,031)	$ 522,793
General Partners	(1,207)	7,228	(2,678)	3,476	5,862	13,253

	$ (163,479)	$ (81,656)	$ (267,784)	$ 196,844	$ (218,169)	$ 536,046

Net Loss Per Beneficial Assignee Certificate	$ (16.06)	$ (8.80)	$ (26.24)

Number of Beneficial Assignee Certificates Outstanding	10,105	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2007	$ (399,531)	$ (58,378)	$ (457,909)	$ (365,257)	$ -	$ (365,257)

Capital Contributions	-	191,053	191,053	-	-	-

Net Income	533,583	5,390	538,973	41,534	1,253	42,787

Distributions	(843,975)	-	(843,975)	(126,075)	-	(126,075)

Balance at March 31, 2008	(709,923)	138,065	(571,858)	(449,798)	1,253	(448,545)

Capital Contributions	-	3,357	3,357	-	-	-

Net Loss	(90,774)	(917)	(91,691)	(89,573)	(905)	(90,478)

Distributions	(16,399)	-	(16,399)	-	-	-

Balance at March 31, 2009	(817,096)	140,505	(676,591)	(539,371)	348	(539,023)

Net Income (Loss)	246,335	2,488	248,823	(82,933)	(838)	(83,771)

Distributions	(331,632)	-	(331,632)	-	-	-

Balance at March 31, 2010	$ (902,393)	$ 142,993	$ (759,400)	$ (622,304)	$ (490)	$ (622,794)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2007	$ (459,820)	$ -	$ (459,820)	$ (275,580)	$ (4,035)	$ (279,615)

Net Income	180,226	3,026	183,252	32,556	6,262	38,818

Distributions	(303,807)	-	(303,807)	(307,079)	-	(307,079)

Balance at March 31, 2008	(583,401)	3,026	(580,375)	(550,103)	2,227	(547,876)

Net Income (Loss)	233,971	2,363	236,334	(188,771)	(1,907)	(190,678)

Distributions	(313,648)	-	(313,648)	(3,700)	-	(3,700)

Balance at March 31, 2009	(663,078)	5,389	(657,689)	(742,574)	320	(742,254)

Net (Loss) Income	(62,473)	(631)	(63,104)	254,711	3,664	258,375

Distributions	(2,000)	-	(2,000)	(399,522)	-	(399,522)

Balance at March 31, 2010	$ (727,551)	$ 4,758	$ (722,793)	$ (887,385)	$ 3,984	$ (883,401)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2007	$ (327,179)	$ (3,327)	$ (330,506)	$ (1,827,367)	$ (65,740)	$ (1,893,107)

Capital Contributions	-	-	-	-	191,053	191,053

Net (Loss) Income	(265,106)	(2,678)	(267,784)	522,793	13,253	536,046

Distributions	(100,470)	-	(100,470)	(1,681,406)	-	(1,681,406)

Balance at March 31, 2008	(692,755)	(6,005)	(698,760)	(2,985,980)	138,566	(2,847,414)

Capital Contributions	-	-	-	-	3,357	3,357

Net (Loss) Income	(88,884)	7,228	(81,656)	(224,031)	5,862	(218,169)

Distributions	(130,445)	-	(130,445)	(464,192)	-	(464,192)

Balance at March 31, 2009	(912,084)	1,223	(910,861)	(3,674,203)	147,785	(3,526,418)

Net (Loss) Income	(162,272)	(1,207)	(163,479)	193,368	3,476	196,844

Distributions	(2,000)	-	(2,000)	(735,154)	-	(735,154)

Balance at March 31, 2010	$ (1,076,356)	$ 16	$ (1,076,340)	$ (4,215,989)	$ 151,261	$ (4,064,728)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 2
	2010	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$ 248,823	$ (91,691)	$ 538,973
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Discount on Investment in Securities	-	(1,198)	(392)
Gain on Sale of Project Partnerships	(331,632)	(13,041)	(652,922)
Distribution Income	(13,859)	(13,586)	(13,326)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	-	1,610	(456)
Increase in Payable to General Partners	40,565	40,342	66,563
Net Cash Used in Operating Activities	(56,103)	(77,564)	(61,560)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	13,859	13,585	13,326
Net Proceeds from Sale of Project Partnerships	331,632	13,041	652,922
Redemption of Investment Securities	-	246,000	127,000
Purchase of Investment Securities	-	(119,758)	(125,166)
Net Cash Provided by Investing Activities	345,491	152,868	668,082

Cash Flows from Financing Activities:
Capital Contributions	-	3,357	191,053
Distributions Paid to Assignees	-	-	(844,252)
Net Cash Provided by (Used in) Financing Activities	-	3,357	(653,199)

Increase (Decrease) in Cash and Cash Equivalents	289,388	78,661	(46,677)
Cash and Cash Equivalents at Beginning of Year	161,708	83,047	129,724

Cash and Cash Equivalents at End of Year	$ 451,096	$ 161,708	$ 83,047

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 331,632	$ 11,098	$ 277
Distribution to Assignees	(331,632)	(11,098)	-
Decrease in Payable to General Partners	-	-	(277)
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 3
	2010	2009	2008
Cash Flows from Operating Activities:
Net (Loss) Income	$ (83,771)	$ (90,478)	$ 42,787
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Discount on Investment in Securities	-	(1,301)	(392)
Gain on Sale of Project Partnerships	-	-	(126,106)
Distribution Income	(17,501)	(14,465)	(19,193)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	-	1,610	(456)
Increase in Payable to General Partners	47,025	36,796	41,305
Net Cash Used in Operating Activities	(54,247)	(67,838)	(62,055)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	-	44,000
Distributions Received from Project Partnerships	17,501	14,465	19,193
Net Proceeds from Sale of Project Partnerships	-	-	82,256
Redemption of Investment Securities	-	256,000	127,000
Purchase of Investment Securities	-	(129,655)	(125,166)
Net Cash Provided by Investing Activities	17,501	140,810	147,283

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	-	(436,099)
Net Cash Used in Financing Activities	-	-	(436,099)

(Decrease) Increase in Cash and Cash Equivalents	(36,746)	72,972	(350,871)
Cash and Cash Equivalents at Beginning of Year	148,892	75,920	426,791

Cash and Cash Equivalents at End of Year	$ 112,146	$ 148,892	$ 75,920

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 4
	2010	2009	2008
Cash Flows from Operating Activities:
Net (Loss) Income	$ (63,104)	$ 236,334	$ 183,252
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Discount on Investment in Securities	-	(1,806)	(550)
Gain on Sale of Project Partnerships	(2,000)	(313,648)	(303,811)
Distribution Income	(8,109)	(12,173)	(14,020)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	-	2,254	(637)
Increase in Payable to General Partners	21,614	27,070	63,151
Net Cash Used in Operating Activities	(51,599)	(61,969)	(72,615)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	-	84,500
Distributions Received from Project Partnerships	8,109	12,173	14,020
Net Proceeds from Sale of Project Partnerships	2,000	313,648	219,611
Redemption of Investment Securities	-	357,000	178,000
Purchase of Investment Securities	-	(180,132)	(175,232)
Net Cash Provided by Investing Activities	10,109	502,689	320,899

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(191,200)	(130,693)	(356,814)
Net Cash Used in Financing Activities	(191,200)	(130,693)	(356,814)

(Decrease) Increase in Cash and Cash Equivalents	(232,690)	310,027	(108,530)
Cash and Cash Equivalents at Beginning of Year	408,013	97,986	206,516

Cash and Cash Equivalents at End of Year	$ 175,323	$ 408,013	$ 97,986

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ 191,233	$ -
Distribution to Assignees	-	(191,233)	-
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 5
	2010	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$ 258,375	$ (190,678)	$ 38,818
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Discount on Investment in Securities	-	(469)	(287)
Equity in Loss of Project Partnerships	-	18,638	23,323
Gain on Sale of Project Partnerships	(399,522)	(3,700)	(228,591)
Distribution Income	(26,546)	(16,491)	(27,867)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	-	1,610	(692)
Increase in Payable to General Partners	113,432	71,866	91,477
Net Cash Used in Operating Activities	(54,261)	(119,224)	(103,819)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	26,546	18,965	30,347
Net Proceeds from Sale of Project Partnerships	399,522	3,700	307,079
Redemption of Investment Securities	-	175,000	101,000
Purchase of Investment Securities	-	(49,487)	(125,166)
Net Cash Provided by Investing Activities	426,068	148,178	313,260

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	(179,988)	(127,087)
Net Cash Used in Financing Activities	-	(179,988)	(127,087)

Increase (Decrease) in Cash and Cash Equivalents	371,807	(151,034)	82,354
Cash and Cash Equivalents at Beginning of Year	107,240	258,274	175,920

Cash and Cash Equivalents at End of Year	$ 479,047	$ 107,240	$ 258,274

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 399,939	$ -	$ 180,282
Distribution to Assignees	(399,939)	-	(180,282)
Increase in Receivable - Other	(152,032)	-	-
Increase in Deferred Gain on Sale of Project Partnerships	151,377	-	-
Increase in Payable to General Partners	655	-	-
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	SERIES 6
	2010	2009	2008
Cash Flows from Operating Activities:
Net Loss	$ (163,479)	$ (81,656)	$ (267,784)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization	-	-	21,063
Impairment Loss on Investment in Project Partnerships	-	22,839	-
Discount on Investment in Securities	-	(2,595)	(837)
Equity in Loss (Income) of Project Partnerships	-	4,692	(18,738)
(Gain) Loss on Sale of Project Partnerships	(2,000)	(130,444)	74,634
Distribution Income	(29,087)	(29,062)	(28,650)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	-	3,865	(1,330)
Increase in Payable to General Partners	96,838	88,330	105,780
Net Cash Used in Operating Activities	(97,728)	(124,031)	(115,862)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	29,087	29,761	31,770
Net Proceeds from Sale of Project Partnerships	2,000	130,444	100,471
Redemption of Investment Securities	-	563,000	279,000
Purchase of Investment Securities	-	(260,300)	(300,398)
Net Cash Provided by Investing Activities	31,087	462,905	110,843

Cash Flows from Financing Activities:
Distributions Paid to Assignees	(131,062)	(39,915)	(60,529)
Net Cash Used in Financing Activities	(131,062)	(39,915)	(60,529)

(Decrease) Increase in Cash and Cash Equivalents	(197,703)	298,959	(65,548)
Cash and Cash Equivalents at Beginning of Year	427,375	128,416	193,964

Cash and Cash Equivalents at End of Year	$ 229,672	$ 427,375	$ 128,416

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ 131,074	$ 41,274
Distribution to Assignees	-	(131,074)	(41,274)
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	TOTAL SERIES 2 - 6
	2010	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$ 196,844	$ (218,169)	$ 536,046
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Amortization	-	-	21,063
Impairment Loss on Investment in Project Partnerships	-	22,839	-
Discount on Investment in Securities	-	(7,369)	(2,458)
Equity in Loss of Project Partnerships	-	23,330	4,585
Gain on Sale of Project Partnerships	(735,154)	(460,833)	(1,236,796)
Distribution Income	(95,102)	(85,777)	(103,056)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Interest Receivable	-	10,949	(3,571)
Increase in Payable to General Partners	319,474	264,404	368,276
Net Cash Used in Operating Activities	(313,938)	(450,626)	(415,911)

Cash Flows from Investing Activities:
Decrease in Receivable - Other	-	-	128,500
Distributions Received from Project Partnerships	95,102	88,949	108,656
Net Proceeds from Sale of Project Partnerships	735,154	460,833	1,362,339
Redemption of Investment Securities	-	1,597,000	812,000
Purchase of Investment Securities	-	(739,332)	(851,128)
Net Cash Provided by Investing Activities	830,256	1,407,450	1,560,367

Cash Flows from Financing Activities:
Capital Contributions	-	3,357	191,053
Distributions Paid to Assignees	(322,262)	(350,596)	(1,824,781)
Net Cash Used in Financing Activities	(322,262)	(347,239)	(1,633,728)

Increase (Decrease) in Cash and Cash Equivalents	194,056	609,585	(489,272)
Cash and Cash Equivalents at Beginning of Year	1,253,228	643,643	1,132,915

Cash and Cash Equivalents at End of Year	$ 1,447,284	$ 1,253,228	$ 643,643

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 731,571	$ 333,405	$ 221,833
Distribution to Assignees	(731,571)	(333,405)	(221,556)
Decrease in Payable to General Partners	-	-	(277)
Increase in Receivable - Other	(152,032)	-	-
Increase in Deferred Gain on Sale of Project Partnerships	151,377	-	-
Increase in Payable to General Partners	655	-	-
	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010, 2009 AND 2008

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. (“Gateway”), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of March 31, 2010, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the “Assignees”).  The fiscal year of Gateway for reporting purposes ends on March 31.

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

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of March 31, 2010.  Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

Operating profits and losses, cash distributions from operations and Tax Credits from each Series are allocated 99% to the Assignees in that Series and 1% to the General Partners.  Profit or loss and cash distributions from sales of properties by each Series are allocated as specified in the Agreement.

When Project Partnerships reach the end of their Tax Credit compliance period, Gateway initiates a process of disposing of its investments in the Project Partnerships.  The objective is to sell Gateway's interest in such properties for fair market value and ultimately, liquidate the Project Partnerships and in turn, when Gateway's last Project Partnership investment is sold, liquidate Gateway.

The IRS compliance period for low-income housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion.

All of the Project Partnerships have reached the end of their Tax Credit compliance period.  As of March 31, 2010, 62 of the Project Partnership investments have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignee Limited Partners of those Series of Gateway.  On a cumulative basis as of March 31, 2010, $844,487 of net sales proceeds representing $137.59 per Assignee Limited Partner unit in Series 2, $535,698 of net sales proceeds representing $98.18 per Assignee Limited Partner unit in Series 3, $678,707 of net sales proceeds representing $98.15 per Assignee Limited Partner unit in Series 4, $464,238 of net sales proceeds representing $53.87 per Assignee Limited Partner unit in Series 5, and $455,888 of net sales proceeds representing $45.08 per Assignee Limited Partner unit in Series 6 have been distributed to the Assignee Limited Partners of the respective Series.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  During the quarter ended December 31, 2008, as a direct result of the deterioration that occurred within the United States financial markets and more specifically, its negative impact on the Tax Credit market, Gateway concluded that any residual value of the Project Partnerships given the Tax Credit market conditions could not be practicably determined.  As a result, Gateway eliminated estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  No impairment expense was recognized for the year ended March 31, 2010.  Impairment expense for the year ended March 31, 2009 totaled $22,839 (all in Series 6).  No impairment expense was recognized for the year ended March 31, 2008.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 – Summary of Disposition Activities for the most recent update of those on-going activities.

Cash and Cash Equivalents

Gateway’s policy is to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents.  Short-term investments are comprised of money market mutual funds.

Concentration of Credit Risk

Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly owned subsidiary of Raymond James Financial, Inc.  In July 2010, an unaffiliated third party will replace the current investment advisor.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the use of estimates that affect certain reported amounts and disclosures.  These estimates are based on management’s knowledge and experience.  Accordingly, actual results could differ from these estimates.

Investment in Securities

Gateway is required under GAAP to categorize its investments in debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway’s intent in holding the securities.  Gateway’s intent is to hold all of its debt securities (U.S. Treasury Notes) until maturity and to use these assets to fund Gateway’s ongoing operations.  The U.S. Treasury Notes are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.  There are no Investments in Securities as of March 31, 2010 and 2009.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.  Gateway files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Gateway is no longer subject to U.S. federal examination by tax authorities for years prior to calendar year 2007.  The income tax returns subject to state examination by tax authorities are generally consistent with the federal period.

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

Gateway holds variable interests in 84 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Two of Gateway’s Project Partnership investments have been determined not to be VIEs.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs has been limited to Gateway’s capital contributions to those VIEs, which is approximately $14,896,075 at March 31, 2010.  Over the course of the investment and Tax Credit cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $0.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide future financial support to the Project Partnerships.

Recent Accounting Changes

In June 2009, the FASB issued amendments to the consolidation guidance applicable to variable interest entities which Gateway adopted effective April 1, 2010.  The amendments will have no impact on its financial statements for the year-ended March 31, 2011.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010.  This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by Gateway for the quarter ended December 31, 2009.  The adoption did not have a significant impact on the subsequent events that Gateway reports, either through recognition or disclosure, in the financial statements.  In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance.  This amendment was effective immediately and therefore Gateway did not include the disclosure in this Form 10-K.

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

For the years ended March 31, 2010, 2009 and 2008 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2010	2009	2008
Series 2	$ 41,341	$ 47,611	$ 59,534
Series 3	37,732	37,995	43,194
Series 4	23,438	33,100	60,199
Series 5	73,617	77,196	86,397
Series 6	81,399	91,792	100,623
Total	$ 257,527	$ 287,694	$ 349,947

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2010	2009	2008
Series 2	$ 43,142	$ 54,129	$ 63,960
Series 3	43,457	46,497	53,244
Series 4	27,458	39,332	68,200
Series 5	68,984	86,794	95,494
Series 6	84,018	99,847	112,863
Total	$ 267,059	$ 326,599	$ 393,761

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2010 and 2009 are as follows:

	March 31, 2010	March 31, 2009
Series 2	$ 862,743	$ 822,178
Series 3	731,691	684,666
Series 4	894,624	873,010
Series 5	959,877	845,790
Series 6	1,304,557	1,207,719
Total	$ 4,753,492	$ 4,433,363

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 5, Summary of Disposition Activities herein.

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS:

As of March 31, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 2 - 12, Series 3 - 15, and Series 4 - 9) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 2,073,022	$ 3,159,579	$ 2,494,974	$ 2,494,974	$ 1,402,420	$ 1,556,420

Cumulative equity in losses of Project
Partnerships (1)	(2,162,502)	(3,298,001)	(2,675,808)	(2,675,808)	(1,479,274)	(1,645,185)

Cumulative distributions received from
Project Partnerships	(34,090)	(59,212)	(93,673)	(93,673)	(42,900)	(45,823)

Investment in Project Partnerships before
Adjustment	(123,570)	(197,634)	(274,507)	(274,507)	(119,754)	(134,588)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	161,803	254,188	318,739	318,739	147,412	164,485
Accumulated amortization of acquisition
fees and expenses	(38,233)	(56,554)	(44,232)	(44,232)	(27,658)	(29,897)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $3,381,882 in Series 2, $6,220,928 in Series 3, and $2,694,245 in Series 4 for the year ended March 31, 2010; and cumulative suspended losses of $5,135,273 in Series 2, $5,884,963 in Series 3, and $2,922,713 in Series 4 for the year ended March 31, 2009 are not included.

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of March 31, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 21 and Series 6 - 29) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010	2009
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,729,876	$ 5,097,323	$ 5,424,795	$ 5,424,795	$ 15,125,087	$ 17,733,091

Cumulative equity in losses of Project
Partnerships (1)	(3,886,172)	(5,329,389)	(5,590,369)	(5,590,369)	(15,794,125)	(18,538,752)

Cumulative distributions received from
Project Partnerships	(121,537)	(160,153)	(191,505)	(191,505)	(483,705)	(550,366)

Investment in Project Partnerships before
Adjustment	(277,833)	(392,219)	(357,079)	(357,079)	(1,152,743)	(1,356,027)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	385,181	531,092	557,032	557,032	1,570,167	1,825,536
Accumulated amortization of acquisition
fees and expenses	(107,348)	(138,873)	(177,114)	(177,114)	(394,585)	(446,670)

Reserve for Impairment of Investment in
Project Partnerships	-	-	(22,839)	(22,839)	(22,839)	(22,839)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $6,427,740 in Series 5 and $5,680,549 in Series 6 for the year ended March 31, 2010; and cumulative suspended losses of $7,971,901 in Series 5 and $5,086,927 in Series 6 for the year ended March 31, 2009 are not included.

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 2
	2009	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,083,508	$ 1,589,125	$ 1,589,592
Investment properties, net	5,567,844	8,678,839	10,034,090
Other assets	27,391	34,351	45,567
Total assets	$ 6,678,743	$ 10,302,315	$ 11,669,249

Liabilities and Partners' Deficit:
Current liabilities	$ 489,623	$ 570,593	$ 553,779
Long-term debt	10,024,081	15,302,625	16,346,779
Total liabilities	10,513,704	15,873,218	16,900,558

Partners' deficit
Limited Partner	(3,547,915)	(5,407,127)	(5,103,100)
General Partners	(287,046)	(163,776)	(128,209)
Total partners' deficit	(3,834,961)	(5,570,903)	(5,231,309)

Total liabilities and partners' deficit	$ 6,678,743	$ 10,302,315	$ 11,669,249

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,177,937	$ 3,289,010	$ 3,463,890
Expenses:
Operating expenses	1,249,692	1,778,270	1,705,488
Interest expense	809,679	1,352,564	1,450,643
Depreciation and amortization	391,940	597,729	655,788

Total expenses	2,451,311	3,728,563	3,811,919

Net loss	$ (273,374)	$ (439,553)	$ (348,029)

Other partners' share of net loss	$ (2,734)	$ (4,396)	$ (3,480)

Gateway's share of net loss	$ (270,640)	$ (435,157)	$ (344,549)
Suspended losses	270,640	435,157	344,549

Equity in Loss of Project Partnerships	$ -	$ -	$ -

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 3 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 3
	2009	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,635,209	$ 1,650,727	$ 1,500,209
Investment properties, net	4,431,231	4,988,440	5,592,941
Other assets	43,591	36,462	47,779
Total assets	$ 6,110,031	$ 6,675,629	$ 7,140,929

Liabilities and Partners' Deficit:
Current liabilities	$ 310,418	$ 379,329	$ 292,731
Long-term debt	12,502,110	12,628,696	12,743,481
Total liabilities	12,812,528	13,008,025	13,036,212

Partners' equity (deficit)
Limited Partner	(6,883,450)	(6,532,910)	(6,118,197)
General Partners	180,953	200,514	222,914
Total partners' deficit	(6,702,497)	(6,332,396)	(5,895,283)

Total liabilities and partners' deficit	$ 6,110,031	$ 6,675,629	$ 7,140,929

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,924,525	$ 2,878,664	$ 2,857,452
Expenses:
Operating expenses	1,549,414	1,558,219	1,435,006
Interest expense	1,062,563	1,074,974	1,127,979
Depreciation and amortization	651,907	648,659	647,338

Total expenses	3,263,884	3,281,852	3,210,323

Net loss	$ (339,359)	$ (403,188)	$ (352,871)

Other partners' share of net loss	$ (3,394)	$ (4,032)	$ (3,529)

Gateway's share of net loss	$ (335,965)	$ (399,156)	$ (349,342)
Suspended losses	335,965	399,156	349,342

Equity in Loss of Project Partnerships	$ -	$ -	$ -

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 4 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 4
	2009	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,027,191	$ 994,709	$ 1,615,179
Investment properties, net	3,663,777	4,316,094	7,403,109
Other assets	26,943	19,260	36,677
Total assets	$ 4,717,911	$ 5,330,063	$ 9,054,965

Liabilities and Partners' Deficit:
Current liabilities	$ 206,962	$ 213,087	$ 322,304
Long-term debt	7,246,783	8,093,519	13,429,392
Total liabilities	7,453,745	8,306,606	13,751,696

Partners' equity (deficit)
Limited Partner	(2,859,535)	(3,104,564)	(4,779,188)
General Partners	123,701	128,021	82,457
Total partners' deficit	(2,735,834)	(2,976,543)	(4,696,731)

Total liabilities and partners' deficit	$ 4,717,911	$ 5,330,063	$ 9,054,965

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,561,071	$ 1,760,177	$ 2,932,959
Expenses:
Operating expenses	941,795	984,614	1,488,532
Interest expense	483,205	642,073	1,150,023
Depreciation and amortization	320,168	358,055	595,028

Total expenses	1,745,168	1,984,742	3,233,583

Net loss	$ (184,097)	$ (224,565)	$ (300,624)

Other partners' share of net loss	$ (4,535)	$ (4,431)	$ (3,659)

Gateway's share of net loss	$ (179,562)	$ (220,134)	$ (296,965)
Suspended losses	179,562	220,134	296,965

Equity in Loss of Project Partnerships	$ -	$ -	$ -

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 5 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 5
	2009	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 2,350,783	$ 2,954,696	$ 2,876,495
Investment properties, net	10,104,393	14,779,748	15,819,070
Other assets	34,854	24,928	36,148
Total assets	$ 12,490,030	$ 17,759,372	$ 18,731,713

Liabilities and Partners' Deficit:
Current liabilities	$ 582,996	$ 796,031	$ 698,539
Long-term debt	18,858,682	25,741,575	25,905,754
Total liabilities	19,441,678	26,537,606	26,604,293

Partners' deficit
Limited Partner	(6,791,269)	(8,488,560)	(7,622,533)
General Partners	(160,379)	(289,674)	(250,047)
Total partners' deficit	(6,951,648)	(8,778,234)	(7,872,580)

Total liabilities and partners' deficit	$ 12,490,030	$ 17,759,372	$ 18,731,713

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 4,219,474	$ 5,267,688	$ 5,277,941
Expenses:
Operating expenses	2,455,734	3,266,656	2,906,810
Interest expense	1,435,691	1,782,720	1,938,360
Depreciation and amortization	803,244	1,067,137	1,066,122

Total expenses	4,694,669	6,116,513	5,911,292

Net loss	$ (475,195)	$ (848,825)	$ (633,351)

Other partners' share of net loss	$ (4,752)	$ (8,488)	$ (6,334)

Gateway's share of net loss	$ (470,443)	$ (840,337)	$ (627,017)
Suspended losses	470,443	821,699	603,694

Equity in Loss of Project Partnerships	$ -	$ (18,638)	$ (23,323)

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 6 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 6
	2009	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,643,304	$ 3,650,347	$ 4,270,757
Investment properties, net	17,281,496	18,149,356	22,920,098
Other assets	64,624	32,733	47,830
Total assets	$ 20,989,424	$ 21,832,436	$ 27,238,685

Liabilities and Partners' Deficit:
Current liabilities	$ 790,886	$ 756,388	$ 846,467
Long-term debt	27,019,788	27,229,395	32,940,725
Total liabilities	27,810,674	27,985,783	33,787,192

Partners' deficit
Limited Partner	(6,207,861)	(5,585,754)	(5,936,305)
General Partners	(613,389)	(567,593)	(612,202)
Total partners' deficit	(6,821,250)	(6,153,347)	(6,548,507)

Total liabilities and partners' deficit	$ 20,989,424	$ 21,832,436	$ 27,238,685

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 5,678,400	$ 5,557,040	$ 6,687,151
Expenses:
Operating expenses	3,172,861	3,024,461	3,350,533
Interest expense	2,039,567	2,083,243	2,482,317
Depreciation and amortization	1,065,991	1,077,376	1,312,782

Total expenses	6,278,419	6,185,080	7,145,632

Net loss	$ (600,019)	$ (628,040)	$ (458,481)

Other partners' share of net (loss) income	$ (6,396)	$ 743	$ (7,025)

Gateway's share of net loss	$ (593,623)	$ (628,783)	$ (451,456)
Suspended losses	593,623	624,091	470,194

Equity in (Loss) Income of Project Partnerships	$ -	$ (4,692)	$ 18,738

NOTE 4 – INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 through 6 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	TOTAL SERIES 2 - 6
	2009	2008	2007
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 9,739,995	$ 10,839,604	$ 11,852,232
Investment properties, net	41,048,741	50,912,477	61,769,308
Other assets	197,403	147,734	214,001
Total assets	$ 50,986,139	$ 61,899,815	$ 73,835,541

Liabilities and Partners' Deficit:
Current liabilities	$ 2,380,885	$ 2,715,428	$ 2,713,820
Long-term debt	75,651,444	88,995,810	101,366,131
Total liabilities	78,032,329	91,711,238	104,079,951

Partners' deficit
Limited Partner	(26,290,030)	(29,118,915)	(29,559,323)
General Partners	(756,160)	(692,508)	(685,087)
Total partners' deficit	(27,046,190)	(29,811,423)	(30,244,410)

Total liabilities and partners' deficit	$ 50,986,139	$ 61,899,815	$ 73,835,541

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 16,561,407	$ 18,752,579	$ 21,219,393
Expenses:
Operating expenses	9,369,496	10,612,220	10,886,369
Interest expense	5,830,705	6,935,574	8,149,322
Depreciation and amortization	3,233,250	3,748,956	4,277,058

Total expenses	18,433,451	21,296,750	23,312,749

Net loss	$ (1,872,044)	$ (2,544,171)	$ (2,093,356)

Other partners' share of net loss	$ (21,811)	$ (20,604)	$ (24,027)

Gateway's share of net loss	$ (1,850,233)	$ (2,523,567)	$ (2,069,329)
Suspended losses	1,850,233	2,500,237	2,064,744

Equity in Loss of Project Partnerships	$ -	$ (23,330)	$ (4,585)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

Gateway’s equity by Series as reflected by the Project Partnerships differs from the Investments in Project Partnerships before acquisition fees and expenses, amortization and impairment reserves by Series primarily because of suspended losses (refer to Note 2 for discussion of suspended losses).

By Series these differences are as follows:

	Equity Per Project Partnership	Equity Per Gateway
Series 2	$ (3,547,915)	$ (123,570)
Series 3	(6,883,450)	(274,507)
Series 4	(2,859,535)	(119,754)
Series 5	(6,791,269)	(277,833)
Series 6	(6,207,861)	(357,079)

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of March 31, 2010, Gateway has sold or otherwise disposed of its interest in 62 Project Partnerships (10 in Series 2, 8 in Series 3, 20 in Series 4, 15 in Series 5 and 9 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

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
				$ 331,632

The net proceeds per BAC from the sale of Charleston Properties, Pocola Properties, Sallisaw Properties II, and Lewiston Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

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

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 5

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
March 2010	Blackshear Apartments, L.P., Phase II	$ 151,377	$ 17.57	$ -	$ 151,377
March 2010	Woodcrest Associates of South Boston	132,434	15.37	132,434	-
December 2009	Pine Terrace Apartments, L.P.	122,273	14.19	122,273	-
December 2009	Shellman Housing, L.P.	12,181	1.41	12,181	-
December 2009	Crisp Properties, L.P.	131,990	15.32	131,574	-
October 2009	Village Apartments of Effingham	756	0.09	756	-
October 2009	Village Apartments of Seymour II	304	0.03	304	-
				$ 399,522	$ 151,377

In accordance with GAAP, although the sale of Blackshear Apartments, L.P., Phase II was consummated on or prior to March 31, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $152,032 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in April 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.  The deferred gain of $151,377 will be recognized on the fiscal year 2011 first quarter Statement of Operations.

The net proceeds per BAC from the sale of Woodcrest Associates of South Boston, Pine Terrace Apartments, L.P., Shellman Housing, L.P., Crisp Properties, L.P., Village Apartments of Effingham, and Village Apartments of Seymour II are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
	Other, net (see below)	$ -	$ -	$ 2,000
$ 2,000

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $2,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in a prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent quarter

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

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The Lakeshore Apartments property was the subject of a fiscal year 2008 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and $3,357 of re-syndication profit has been contributed during fiscal year 2009 to Gateway by the Managing General Partner (in October 2008).  This amount is included as a component of the Distribution Payable and Distributions to Assignees on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of March 31, 2009.  The distribution to the Series 2 Assignees, less the applicable state tax withholding, will occur in a subsequent quarter.

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

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

In accordance with GAAP, although the sale of Belmont Senior Apts., Ltd. was consummated on or prior to March 31, 2007, the gain on the sale was deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from this sale were subsequently received in April 2007 and the deferred gain of $43,850 was recognized in the fiscal year 2008 first quarter Statement of Operations.

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

In accordance with GAAP, although the sales of Edmonton Senior, Ltd. and Owingsville Senior, Ltd. were consummated on or prior to March 31, 2007, the gains on the sales were deferred on the Balance Sheet and not recognized in the Statement of Operations until the period that the net sales proceeds were received.  The entire balance of the net proceeds due from these sales were subsequently received in April 2007 and the deferred gains of $38,350 and $45,850 were recognized in the fiscal year 2008 first quarter Statement of Operations.

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

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

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

The net proceeds per BAC from the sale of Autumn Village II were distributed to the Series 6 Assignees in November 2007.

NOTE 6 - TAXABLE INCOME (LOSS):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 2	2010	2009	2008
Net Income (Loss) per Financial Statements	$ 248,823	$ (91,691)	$ 538,973

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(423,498)	(527,658)	(431,720)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(6,096)	3,806	(1,709)

Additional Gain on Sale of Project Partnerships for tax purposes	2,489,651	382,488	1,966,010

Items Expensed for Tax purposes not expensed
for Financial Statement purposes:
Administrative Expense	(2,179)	-	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	46,018	47,663	64,007
Other Adjustments	(15,755)	(16,883)	(15,178)

Gateway income (loss) for tax purposes as of December 31	$ 2,336,964	$ (202,275)	$ 2,120,383

	December 31,	December 31,	December 31,
	2009	2008	2007

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2010 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ -	$ (4,553,394)	$ 4,553,394

Other Assets	$ 451,096	$ 1,196,563	$ (745,467)

Liabilities	$ 1,210,496	$ 5,570	$ 1,204,926

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net (loss) income as reported in the financial statements and Gateway’s (loss) income for tax purposes:

SERIES 3	2010	2009	2008
Net (Loss) Income per Financial Statements	$ (83,771)	$ (90,478)	$ 42,787

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(285,405)	(341,198)	(337,550)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	2,638	(59)	5,353

Additional Gain on Sale of Project Partnerships for tax purposes	-	3,208	2,799,901

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	37,798	38,056	44,847
Other Adjustments	(20,053)	(13,883)	(24,392)

Gateway (loss) income for tax purposes as of December 31	$ (348,793)	$ (404,354)	$ 2,530,946

	December 31,	December 31,	December 31,
	2009	2008	2007

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2010 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ -	$ (5,494,850)	$ 5,494,850

Other Assets	$ 112,146	$ 770,469	$ (658,323)

Liabilities	$ 734,940	$ 5,695	$ 729,245

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net (loss) income as reported in the financial statements and Gateway’s income for tax purposes:

SERIES 4	2010	2009	2008
Net (Loss) Income per Financial Statements	$ (63,104)	$ 236,334	$ 183,252

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(225,287)	(254,043)	(576,403)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(2,014)	(4,536)	(6,894)

Additional Gain on Sale of Project Partnerships for tax purposes	422,742	2,317,514	505,535

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	25,392	36,326	66,577
Administrative Expense	2,427	-	-
Other Adjustments	(8,108)	(12,818)	(18,936)

Gateway income for tax purposes as of December 31	$ 152,048	$ 2,318,777	$ 153,131

	December 31,	December 31,	December 31,
	2009	2008	2007

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2010 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ -	$ (2,740,709)	$ 2,740,709

Other Assets	$ 175,323	$ 1,013,834	$ (838,511)

Liabilities	$ 898,116	$ 5,080	$ 893,036

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 5	2010	2009	2008
Net Income (Loss) per Financial Statements	$ 258,375	$ (190,678)	$ 38,818

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(597,943)	(857,665)	(827,769)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(12,822)	1,068	(6,337)

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	1,670,447	(3,700)	1,531,271

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Administrative Expense	(4,245)	(7)	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	76,911	77,285	90,008
Amortization Expense	-	-	3,859
Other Adjustments	(27,220)	(17,926)	(27,310)

Gateway income (loss) for tax purposes as of December 31	$ 1,363,503	$ (991,623)	$ 802,540

	December 31,	December 31,	December 31,
	2009	2008	2007

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2010 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ -	$ (8,179,488)	$ 8,179,488

Other Assets	$ 631,079	$ 1,375,445	$ (744,366)

Liabilities	$ 1,514,480	$ 34,985	$ 1,479,495

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s (loss) income for tax purposes:

SERIES 6	2010	2009	2008
Net Loss per Financial Statements	$ (163,479)	$ (81,656)	$ (267,784)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(825,485)	(855,355)	(707,657)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	2,706	(16,630)	(3,890)

Additional (Loss) Gain on Sale of Project Partnerships for tax purposes	(2,000)	1,586,150	(305,718)

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Administrative Expense	(630)	-	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	83,903	93,632	101,323
Amortization Expense	-	7,906	29,547
Impairment Expense	-	22,839	-
Other Adjustments	(32,167)	(27,618)	(25,903)

Gateway (loss) income for tax purposes as of December 31	$ (937,152)	$ 729,268	$ (1,180,082)

	December 31,	December 31,	December 31,
	2009	2008	2007

Federal Low Income Housing Tax Credits (Unaudited)	$ -	$ -	$ -

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2010 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ -	$ (8,752,566)	$ 8,752,566

Other Assets	$ 229,672	$ 1,415,961	$ (1,186,289)

Liabilities	$ 1,306,012	$ 11,595	$ 1,294,417

NOTE 6 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s income for tax purposes:

TOTAL SERIES 2 - 6	2010	2009	2008
Net Income (Loss) per Financial Statements	$ 196,844	$ (218,169)	$ 536,046

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(2,357,618)	(2,835,919)	(2,881,099)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(15,588)	(16,351)	(13,477)

Additional Gain on Sale of Project Partnerships for tax purposes	4,580,840	4,285,660	6,496,999

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Administrative Expense	(7,054)	(7)	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	270,022	292,962	366,762
Amortization Expense	-	7,906	33,406
Administrative Expense	2,427	-	-
Impairment Expense	-	22,839	-
Other Adjustments	(103,303)	(89,128)	(111,719)

Gateway income for tax purposes as of December 31	$ 2,566,570	$ 1,449,793	$ 4,426,918

The difference in the total value of Gateway’s Investments in Project Partnerships is approximately $4,553,394 higher for Series 2, $5,494,850 higher for Series 3, $2,740,709 higher for Series 4, $8,179,488 higher for Series 5 and $8,752,566 higher for Series 6 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2010 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$ -	$ (29,721,007)	$ 29,721,007

Other Assets	$ 1,599,316	$ 5,772,271	$ (4,172,955)

Liabilities	$ 5,664,044	$ 62,924	$ 5,601,120

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 2	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$ 2,737	$ 4,909	$ 3,442	$ 2,771

Net (Loss) Income	$ (23,853)	$ (6,173)	$ 297,694	$ (18,845)

(Loss) Earnings Per Weighted
Average Beneficial Assignee
Certificate Outstanding	$ (3.85)	$ (1.00)	$ 48.03	$ (3.03)

Series 3	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$ 7,513	$ 5,980	$ 2,552	$ 1,456

Net Loss	$ (15,776)	$ (22,147)	$ (20,949)	$ (24,899)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (2.86)	$ (4.02)	$ (3.80)	$ (4.52)

Series 4	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$ 1,737	$ 4,920	$ 268	$ 1,184

Net Loss	$ (15,019)	$ (17,655)	$ (13,606)	$ (16,824)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (2.15)	$ (2.53)	$ (1.95)	$ (2.40)

Series 5	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$ 8,084	$ 6,545	$ 7,339	$ 4,578

Net (Loss) Income	$ (36,428)	$ (42,869)	$ 112,045	$ 225,627

(Loss) Earnings Per Weighted
Average Beneficial Assignee
Certificate Outstanding	$ (4.19)	$ (4.93)	$ 12.78	$ 25.90

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$ 7,087	$ 9,639	$ 6,313	$ 6,048

Net Loss	$ (39,134)	$ (42,280)	$ (39,226)	$ (42,839)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (3.83)	$ (4.14)	$ (3.84)	$ (4.25)

Series 2 - 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$ 27,158	$ 31,993	$ 19,914	$ 16,037

Net (Loss) Income	$ (130,210)	$ (131,124)	$ 335,958	$ 122,220

Series 2	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 3,793	$ 3,557	$ 1,569	$ 4,667

Net Loss	$ (24,924)	$ (29,632)	$ (17,494)	$ (19,641)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (4.02)	$ (4.78)	$ (2.82)	$ (3.17)

Series 3	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 8,555	$ 862	$ 1,040	$ 4,008

Net Loss	$ (15,208)	$ (29,735)	$ (23,274)	$ (22,261)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (2.76)	$ (5.40)	$ (4.22)	$ (4.04)

NOTE 7 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 4	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 4,153	$ 6,837	$ -	$ 1,183

Net Income (Loss)	$ 102,570	$ 3,285	$ (18,804)	$ 149,283

Earnings (Loss) Per Weighted
Average Beneficial Assignee
Certificate Outstanding	$ 14.68	$ 0.47	$ (2.69)	$ 21.38

Series 5	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 5,992	$ 1,653	$ 3,594	$ 5,252

Net Loss	$ (44,594)	$ (63,586)	$ (44,296)	$ (38,202)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$ (5.12)	$ (7.31)	$ (5.09)	$ (4.39)

Series 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 11,438	$ 7,514	$ 982	$ 9,128

Net (Loss) Income	$ (44,328)	$ (45,023)	$ (43,951)	$ 51,646

(Loss) Earnings Per Weighted
Average Beneficial Assignee
Certificate Outstanding	$ (4.34)	$ (4.41)	$ (5.06)	$ 5.01

Series 2 - 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2009	6/30/2008	9/30/2008	12/31/2008	3/31/2009

Total Revenues	$ 33,931	$ 20,423	$ 7,185	$ 24,238

Net (Loss) Income	$ (26,484)	$ (164,691)	$ (147,819)	$ 120,825

NOTE 8 – SUBSEQUENT EVENTS:

Series 5

Subsequent to the March 31, 2010 year-end, Gateway sold its partnership interest in Alma Properties, An Arkansas Limited Partnership.  Gateway received approximately $65,000 in net proceeds (approximately $7.54 per beneficial assignee certificate) which also approximates the gain on sale of Project Partnerships.  The gain will be recognized in the first quarter of fiscal year 2011 and available proceeds from this sale transaction, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.  Controls and Procedures

Not applicable to Gateway’s annual report for fiscal year ended March 31, 2010.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership was effective as of March 31, 2010.

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

Ronald M. Diner, age 66, is President and a Director.  He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983.  Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966).  Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm.  He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm.  He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development.  Mr. Diner  has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby III, age 54, is a Vice President and a Director.  He is a Senior Managing Director of Raymond James & Associates, Inc. which he joined in 1982.  Mr. Mosby received an MBA from the Harvard Business School (1982).  He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

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

The officers and directors of Raymond James Partners, Inc. are as follows:

J. Davenport Mosby III is a Director and President.

Ronald M. Diner is a Director and Vice President.

Mary Jean Kissner is a Vice President.

Sandra Humphries is Secretary and Treasurer.  She also serves in the same capacities for the Managing General Partner.

Item 11.  Executive Compensation

Gateway has no directors or officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Neither of the General Partners nor their directors and officers own any units of the outstanding securities of Gateway as of March 31, 2010.

Gateway is a Limited Partnership and therefore does not have voting shares of stock.  To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway’s outstanding units.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Gateway has no officers or directors.  However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway.  Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described on pages 15 to 18 of the Prospectus under the caption “Management Compensation”, which is incorporated herein by reference.  See Note 3 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2010, 2009 and 2008.

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

For the years ended March 31, 2010, 2009 and 2008 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2010	2009	2008
Series 2	$ 41,341	$ 47,611	$ 59,534
Series 3	37,732	37,995	43,194
Series 4	23,438	33,100	60,199
Series 5	73,617	77,196	86,397
Series 6	81,399	91,792	100,623
Total	$ 257,527	$ 287,694	$ 349,947

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2010	2009	2008
Series 2	$ 43,142	$ 54,129	$ 63,960
Series 3	43,457	46,497	53,244
Series 4	27,458	39,332	68,200
Series 5	68,984	86,794	95,494
Series 6	84,018	99,847	112,863
Total	$ 267,059	$ 326,599	$ 393,761

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2010 and 2009 are as follows:

	March 31, 2010	March 31, 2009
Series 2	$ 862,743	$ 822,178
Series 3	731,691	684,666
Series 4	894,624	873,010
Series 5	959,877	845,790
Series 6	1,304,557	1,207,719
Total	$ 4,753,492	$ 4,433,363

Item 14.  Principal Accounting Fees & Services

Audit Fees

The aggregate fees billed by Gateway’s principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements, various matters related to SEC filings, and review of financial statements included in the Gateway’s quarterly report on Form 10-Q amounted to $48,800 and $53,555 for the years ended March 31, 2010 and 2009, respectively.

Tax Fees

During fiscal 2010 and 2009, Spence, Marston, Bunch, Morris and Co. was engaged to prepare Gateway’s federal tax return, for which they billed $9,500 and $9,000 for the years ended March 31, 2010 and 2009, respectively.

Other Fees

The two members of Raymond James Tax Credit Funds, Inc. Board of Directors, Ronald M. Diner and J. Davenport Mosby III also serve as the members of the Audit Committee on behalf of Gateway.  The audit committee charter requires that the committee approve the engagement of the principal accounting firm prior to the rendering of any audit or non-audit services.  During fiscal 2010, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

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

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 2
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Deerfield II	Douglas, GA	24	673,819
Hartwell Family	Hartwell, GA	24	677,161
Cherrytree Apts.	Albion, PA	33	1,153,019
Springwood Apts.	Westfield, NY	32	1,201,984
Pearson Elderly	Pearson, GA	25	586,064
Richland Elderly	Richland, GA	34	833,284
Woodland Terrace	Waynesboro, GA	30	853,064
Mt. Vernon Elderly	Mt. Vernon, GA	21	551,128
Lakeland Elderly	Lakeland, GA	29	746,182
Manchester Housing	Manchester, GA	49	1,398,519
Durango C.W.W.	Durango, CO	24	999,127
Columbus Sr.	Columbus, KS	16	419,321

Total Series 2		341	$ 10,092,672

SERIES 2	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Deerfield II	33,600	820,962	0
Hartwell Family	22,700	836,998	0
Cherrytree Apts.	62,000	1,376,297	48,146
Springwood Apts.	21,500	1,451,283	112,849
Pearson Elderly	15,000	767,590	(1,130)
Richland Elderly	31,500	1,027,512	(1,141)
Woodland Terrace	36,400	1,047,107	(1,943)
Mt. Vernon Elderly	21,750	680,437	(1,252)
Lakeland Elderly	28,000	930,574	(2,759)
Manchester Housing	36,000	1,746,076	(704)
Durango C.W.W.	140,250	1,123,454	188,450
Columbus Sr.	64,373	444,257	74,337

Total Series 2	$ 513,073	$ 12,252,547	$ 414,853

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 2
Apartment Properties	Gross Amount At Which Carried At December 31, 2009
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Deerfield II	33,600	820,962	854,562
Hartwell Family	22,700	836,998	859,698
Cherrytree Apts.	89,327	1,397,116	1,486,443
Springwood Apts.	21,500	1,564,132	1,585,632
Pearson Elderly	15,000	766,460	781,460
Richland Elderly	31,500	1,026,371	1,057,871
Woodland Terrace	36,400	1,045,164	1,081,564
Mt. Vernon Elderly	21,750	679,185	700,935
Lakeland Elderly	28,000	927,815	955,815
Manchester Housing	36,000	1,745,372	1,781,372
Durango C.W.W.	140,250	1,311,904	1,452,154
Columbus Sr.	71,891	511,076	582,967

Total Series 2	$ 547,918	$ 12,632,555	$ 13,180,473

SERIES 2
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Deerfield II	577,338	5-27.5
Hartwell Family	591,057	5-27.5
Cherrytree Apts.	684,941	5-27.5
Springwood Apts.	783,103	5-40
Pearson Elderly	493,835	5-30
Richland Elderly	655,723	5-30
Woodland Terrace	672,637	5-30
Mt. Vernon Elderly	438,521	5-30
Lakeland Elderly	593,718	5-30
Manchester Housing	1,105,491	5-30
Durango C.W.W.	634,699	5-40
Columbus Sr.	381,566	5-27.5

Total Series 2	$ 7,612,629

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 3
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Poteau II	Poteau, OK	52	1,234,525
Sallisaw	Sallisaw, OK	52	1,261,303
Nowata Properties	Oolagah, OK	32	824,379
Waldron Properties	Waldron, AR	24	612,386
Roland II	Roland, OK	52	1,258,231
Stilwell	Stilwell, OK	48	1,140,048
Hornellsville	Arkport, NY	24	855,514
CE McKinley II	Rising Sun, MD	16	505,208
Weston Apartments	Weston, AL	10	261,788
Countrywood Apts.	Centreville, AL	40	1,143,503
Wildwood Apts.	Pineville, LA	28	815,378
Hancock	Hawesville, KY	12	326,154
Hopkins	Madisonville, KY	24	684,682
Elkhart Apts.	Elkhart, TX	54	1,033,539
Heritage Villas	Helena, GA	25	651,182

Total Series 3		493	$ 12,607,820

SERIES 3	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Poteau II	76,827	1,712,321	0
Sallisaw	70,000	1,674,103	0
Nowata Properties	45,500	1,102,984	0
Waldron Properties	26,000	834,273	0
Roland II	70,000	1,734,010	0
Stilwell	37,500	1,560,201	0
Hornellsville	41,225	1,018,523	129,135
CE McKinley II	11,762	745,635	126,432
Weston Apartments	0	339,144	24,323
Countrywood Apts.	55,750	1,447,439	139,850
Wildwood Apts.	48,000	1,018,897	69,242
Hancock	20,700	419,725	0
Hopkins	43,581	885,087	(1,412)
Elkhart Apts.	35,985	1,361,096	361,002
Heritage Villas	21,840	801,128	1,791

Total Series 3	$ 604,670	$ 16,654,566	$ 850,363

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 3
Apartment Properties	Gross Amount At Which Carried At December 31, 2009
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Poteau II	76,827	1,712,321	1,789,148
Sallisaw	70,000	1,674,103	1,744,103
Nowata Properties	45,500	1,102,984	1,148,484
Waldron Properties	26,000	834,273	860,273
Roland II	70,000	1,734,010	1,804,010
Stilwell	37,500	1,560,201	1,597,701
Hornellsville	41,225	1,147,658	1,188,883
CE McKinley II	11,749	872,080	883,829
Weston Apartments	9,700	353,767	363,467
Countrywood Apts.	59,940	1,583,099	1,643,039
Wildwood Apts.	48,000	1,088,139	1,136,139
Hancock	20,700	419,725	440,425
Hopkins	43,581	883,675	927,256
Elkhart Apts.	23,378	1,734,705	1,758,083
Heritage Villas	21,840	802,919	824,759

Total Series 3	$ 605,940	$ 17,503,659	$ 18,109,599

SERIES 3
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Poteau II	1,464,227	5-25
Sallisaw	1,400,234	5-25
Nowata Properties	914,969	5-25
Waldron Properties	693,040	5-25
Roland II	1,475,263	5-25
Stilwell	1,319,624	5-25
Hornellsville	873,368	5-27.5
CE McKinley II	634,483	5-27.5
Weston Apartments	275,707	5-27.5
Countrywood Apts.	1,187,740	5-27.5
Wildwood Apts.	760,206	5-30
Hancock	294,011	5-27.5
Hopkins	619,011	5-27.5
Elkhart Apts.	1,245,050	5-25
Heritage Villas	521,435	5-30

Total Series 3	$ 13,678,368

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 4
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Seneca Apartments	Seneca, MO	24	586,151
Westville	Westville, OK	36	826,737
Wellsville Senior	Wellsville, KS	24	623,600
Stilwell II	Stilwell, OK	52	1,240,102
Spring Hill Senior	Spring Hill, KS	24	669,962
Wynnwood Common	Fairchance, PA	34	1,320,072
Courtyard	Huron, SD	21	685,800
Piedmont	Barnesville, GA	36	1,001,007
S.F. Arkansas City	Arkansas City, KS	12	331,957

Total Series 4		263	$ 7,285,388

SERIES 4	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Seneca Apartments	76,212	640,702	134,663
Westville	27,560	1,074,126	0
Wellsville Senior	38,000	772,971	1,031
Stilwell II	30,000	1,627,974	0
Spring Hill Senior	49,800	986,569	0
Wynnwood Common	68,000	1,578,814	83,558
Courtyard	24,500	810,110	78,060
Piedmont	29,500	1,259,547	0
S.F. Arkansas City	16,800	395,228	0

Total Series 4	$ 360,372	$ 9,146,041	$ 297,312

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 4
Apartment Properties	Gross Amount At Which Carried At December 31, 2009
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Seneca Apartments	83,536	768,041	851,577
Westville	27,560	1,074,126	1,101,686
Wellsville Senior	38,000	774,002	812,002
Stilwell II	30,000	1,627,974	1,657,974
Spring Hill Senior	49,800	986,569	1,036,369
Wynnwood Common	68,000	1,662,372	1,730,372
Courtyard	34,199	878,471	912,670
Piedmont	29,500	1,259,547	1,289,047
S.F. Arkansas City	16,800	395,228	412,028

Total Series 4	$ 377,395	$ 9,426,330	$ 9,803,725

SERIES 4
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Seneca Apartments	572,713	5-27.5
Westville	748,297	5-27.5
Wellsville Senior	541,184	5-25
Stilwell II	1,134,551	5-27.5
Spring Hill Senior	760,575	5-25
Wynnwood Common	819,091	5-40
Courtyard	609,024	5-27.5
Piedmont	678,025	5-27.5
S.F. Arkansas City	276,488	5-27.5

Total Series 4	$ 6,139,948

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 5
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

S.F. Winfield	Winfield, KS	12	324,804
S.F.Medicine Lodge	Medicine Lodge, KS	16	442,103
S.F. Ottawa	Ottawa, KS	24	556,384
S.F. Concordia	Concordia, KS	20	544,300
Carrollton Club	Carrollton, GA	78	2,569,684
Scarlett Oaks	Lexington, SC	40	1,335,116
Brooks Hill	Ellijay, GA	44	1,406,140
Greensboro	Greensboro, GA	24	702,089
Greensboro II	Greensboro, GA	32	860,487
Crawford	Crawford, GA	25	715,891
Yorkshire	Wagoner, OK	60	2,001,786
Clayton	Clayton, OK	24	642,102
Alma	Alma, AR	24	706,648
Spring Hill	Spring Hill, KS	36	1,082,808
Menard Retirement	Menard, TX	24	604,549
Wallis Housing	Wallis, TX	24	346,714
Mill Creek	Grove, OK	60	1,377,894
Cloverdale	Chandler, TX	24	729,945
S. Timber Ridge	Cloverdale, IN	44	1,025,997
Pineville	Pineville, MO	12	307,584
Ravenwood	Americus, GA	24	696,738

Total Series 5		671	$ 18,979,763

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 5	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

S.F. Winfield	18,000	382,920	1,482
S.F.Medicine Lodge	21,600	542,959	10,006
S.F. Ottawa	25,200	687,929	23,636
S.F. Concordia	28,000	658,961	10,411
Carrollton Club	248,067	722,560	2,247,274
Scarlett Oaks	44,475	992,158	654,867
Brooks Hill	0	214,335	1,557,283
Greensboro	15,930	61,495	788,834
Greensboro II	21,330	92,063	975,271
Crawford	16,600	187,812	703,300
Yorkshire	100,000	2,212,045	353,507
Clayton	35,600	835,930	0
Alma	45,000	912,710	0
Spring Hill	70,868	1,318,926	59,584
Menard Retirement	21,000	721,251	53,067
Wallis Housing	13,900	553,230	11,203
Mill Creek	28,000	414,429	1,299,240
Cloverdale	40,000	583,115	411,998
S. Timber Ridge	43,705	1,233,570	112,484
Pineville	59,661	328,468	55,888
Ravenwood	14,300	873,596	13,100

Total Series 5	$ 911,236	$ 14,530,462	$ 9,342,435

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 5
Apartment Properties	Gross Amount At Which Carried At December 31, 2009
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

S.F. Winfield	18,000	384,402	402,402
S.F.Medicine Lodge	21,600	552,965	574,565
S.F. Ottawa	25,200	711,565	736,765
S.F. Concordia	28,000	669,372	697,372
Carrollton Club	248,068	2,969,833	3,217,901
Scarlett Oaks	44,475	1,647,025	1,691,500
Brooks Hill	93,082	1,678,536	1,771,618
Greensboro	15,930	850,329	866,259
Greensboro II	16,845	1,071,819	1,088,664
Crawford	16,600	891,112	907,712
Yorkshire	119,888	2,545,664	2,665,552
Clayton	35,600	835,930	871,530
Alma	45,000	912,710	957,710
Spring Hill	70,868	1,378,510	1,449,378
Menard Retirement	21,000	774,318	795,318
Wallis Housing	13,900	564,433	578,333
Mill Creek	28,000	1,713,669	1,741,669
Cloverdale	40,000	995,113	1,035,113
S. Timber Ridge	33,300	1,356,459	1,389,759
Pineville	61,056	382,961	444,017
Ravenwood	14,300	886,696	900,996

Total Series 5	$ 1,010,712	$ 23,773,421	$ 24,784,133

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 5
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

S.F. Winfield	270,394	5-27.5
S.F.Medicine Lodge	348,501	5-27.5
S.F. Ottawa	499,002	5-27.5
S.F. Concordia	469,133	5-27.5
Carrollton Club	1,879,513	5-27.5
Scarlett Oaks	1,001,567	5-27.5
Brooks Hill	1,053,055	5-27.5
Greensboro	501,592	5-30
Greensboro II	632,068	5-30
Crawford	537,293	5-30
Yorkshire	1,024,096	5-50
Clayton	563,070	5-27.5
Alma	676,626	5-25
Spring Hill	998,817	5-25
Menard Retirement	281,232	5-30
Wallis Housing	354,702	5-30
Mill Creek	1,238,229	5-25
Cloverdale	683,319	5-27.5
S. Timber Ridge	950,527	5-25
Pineville	289,857	5-27.5
Ravenwood	427,147	5-27.5

Total Series 5	$ 14,679,740

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 6
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Carthage	Carthage, MO	24	544,653
Coal City	Coal City, IL	24	938,880
Frazier	Smyrna, DE	30	1,417,706
Ehrhardt	Ehrhardt, SC	16	539,131
Sinton	Sinton, TX	32	817,980
Frankston	Frankston, TX	24	540,904
Flagler Beach	Flagler Beach, FL	43	1,333,695
Oak Ridge	Williamsburg, KY	24	781,591
Monett	Monett, MO	32	758,847
Arma	Arma, KS	28	693,168
Southwest City	Southwest City, MO	12	306,488
Meadowcrest	Luverne, AL	32	969,052
Parsons	Parsons, KS	48	1,209,167
Goodwater Falls	Jenkins, KY	36	1,023,669
Northfield Station	Corbin, KY	24	767,551
Pleasant Hill Square	Somerset, KY	24	747,154
Heritage Drive S.	Jacksonville, TX	40	945,546
Brodhead	Brodhead, KY	24	756,056
Mt. Village	Mt. Vernon, KY	24	755,457
Hazlehurst	Hazlehurst, MS	32	914,493
Sunrise	Yankton, SD	33	1,120,048
Stony Creek	Hooversville, PA	32	1,290,840
Logan Place	Logan, OH	40	1,208,141
Haines	Haines, AK	32	2,299,639
Maple Wood	Barbourville, KY	24	765,333
Summerhill	Gassville, AR	28	1,155,865
Dorchester	St. George, SC	12	445,863
Lancaster	Mountain View, AR	33	1,030,962
Dawson	Dawson, GA	40	1,140,668

Total Series 6		847	$ 27,218,547

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 6	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Carthage	115,814	578,597	142,794
Coal City	60,055	1,121,477	48,892
Frazier	51,665	1,619,209	10,690
Ehrhardt	9,020	671,750	42,799
Sinton	42,103	985,010	26,867
Frankston	30,000	639,068	7,863
Flagler Beach	118,575	1,534,541	65,560
Oak Ridge	40,000	995,782	63,172
Monett	170,229	782,795	110,627
Arma	85,512	771,316	121,172
Southwest City	67,303	319,272	71,426
Meadowcrest	72,500	1,130,651	48,113
Parsons	49,780	1,483,188	0
Goodwater Falls	32,000	1,142,517	154,630
Northfield Station	44,250	977,220	(50,426)
Pleasant Hill Square	35,000	893,323	(21,651)
Heritage Drive S.	44,247	1,151,157	108,134
Brodhead	21,600	932,468	57,074
Mt. Village	55,000	884,596	37,887
Hazlehurst	60,000	1,118,734	49,741
Sunrise	90,000	1,269,252	165,069
Stony Creek	0	1,428,656	238,867
Logan Place	39,300	1,477,527	10,085
Haines	189,323	2,851,953	146,622
Maple Wood	79,000	924,144	36,646
Summerhill	23,000	788,157	508,629
Dorchester	13,000	239,455	308,371
Lancaster	37,500	1,361,272	(10,273)
Dawson	40,000	346,569	1,088,404

Total Series 6	$ 1,715,776	$ 30,419,656	$ 3,587,784

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 6
Apartment Properties	Gross Amount At Which Carried At December 31, 2009
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Carthage	119,404	717,801	837,205
Coal City	60,055	1,170,369	1,230,424
Frazier	51,665	1,629,899	1,681,564
Ehrhardt	9,020	714,549	723,569
Sinton	42,103	1,011,877	1,053,980
Frankston	30,000	646,931	676,931
Flagler Beach	118,575	1,600,101	1,718,676
Oak Ridge	45,800	1,053,154	1,098,954
Monett	174,281	889,370	1,063,651
Arma	101,562	876,438	978,000
Southwest City	88,436	369,565	458,001
Meadowcrest	87,700	1,163,564	1,251,264
Parsons	49,780	1,483,188	1,532,968
Goodwater Falls	32,000	1,297,147	1,329,147
Northfield Station	44,250	926,794	971,044
Pleasant Hill Square	29,550	877,122	906,672
Heritage Drive S.	37,440	1,266,098	1,303,538
Brodhead	21,600	989,542	1,011,142
Mt. Village	56,450	921,033	977,483
Hazlehurst	60,000	1,168,475	1,228,475
Sunrise	118,148	1,406,173	1,524,321
Stony Creek	80,000	1,587,523	1,667,523
Logan Place	39,300	1,487,612	1,526,912
Haines	189,323	2,998,575	3,187,898
Maple Wood	79,000	960,790	1,039,790
Summerhill	23,000	1,296,786	1,319,786
Dorchester	13,000	547,826	560,826
Lancaster	37,500	1,350,999	1,388,499
Dawson	40,000	1,434,973	1,474,973

Total Series 6	$ 1,878,942	$ 33,844,274	$ 35,723,216

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009

SERIES 6
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Carthage	544,559	5-27.5
Coal City	599,583	5-27.5
Frazier	1,107,966	5-27.5
Ehrhardt	443,059	5-27.5
Sinton	382,896	5-50
Frankston	240,350	5-50
Flagler Beach	726,588	5-40
Oak Ridge	651,664	5-27.5
Monett	708,726	5-27.5
Arma	638,060	5-27.5
Southwest City	296,083	5-27.5
Meadowcrest	551,086	5-40
Parsons	1,042,930	5-27.5
Goodwater Falls	551,742	5-27.5
Northfield Station	393,888	5-27.5
Pleasant Hill Square	370,282	5-27.5
Heritage Drive S.	840,941	5-25
Brodhead	435,099	5-40
Mt. Village	413,068	5-50
Hazlehurst	478,767	5-40
Sunrise	897,940	5-27.5
Stony Creek	712,606	5-27.5
Logan Place	815,297	5-27.5
Haines	1,918,848	5-27.5
Maple Wood	625,716	5-27.5
Summerhill	489,187	5-27.5
Dorchester	339,923	5-27.5
Lancaster	641,824	5-40
Dawson	583,042	5-40

Total Series 6	$ 18,441,720

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009
NOTES TO SCHEDULE III

SERIES 2
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2008		$ 19,942,482
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	97,388
Improvements, etc.	0
Other	0
		97,388
Deductions during period:
Cost of real estate sold	(6,859,394)
Other	(3)
		(6,859,397)

Balance at end of period - December 31, 2009		$ 13,180,473

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2008		$ 11,263,643
Current year expense	391,940
Sale of assets	(4,042,951)
Prior year adjustments	(3)
		(3,651,014)

Balance at end of period - December 31, 2009		$ 7,612,629

SERIES 3
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2008		$ 18,014,901
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	94,698
Improvements, etc.	0
Other	0
		94,698
Deductions during period:
Cost of real estate sold	0
Other	0
		0

Balance at end of period - December 31, 2009		$ 18,109,599

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2008		$ 13,026,461
Current year expense	651,907
Sale of assets	0
Prior year adjustments	0
		651,907

Balance at end of period - December 31, 2009		$ 13,678,368

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009
NOTES TO SCHEDULE III

SERIES 4
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2008		$ 10,768,405
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	12,205
Improvements, etc.	0
Other	0
		12,205
Deductions during period:
Cost of real estate sold	(976,884)
Other	(1)
		(976,885)

Balance at end of period - December 31, 2009		$ 9,803,725

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2008		$ 6,452,311
Current year expense	320,168
Sale of assets	(632,530)
Prior year adjustments	(1)
		(312,363)

Balance at end of period - December 31, 2009		$ 6,139,948

SERIES 5
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2008		$ 33,401,604
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	40,963
Improvements, etc.	0
Other	0
		40,963
Deductions during period:
Cost of real estate sold	(8,653,400)
Other	(5,034)
		(8,658,434)

Balance at end of period - December 31, 2009		$ 24,784,133

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2008		$ 18,621,856
Current year expense	803,244
Sale of assets	(4,740,326)
Prior year adjustments	(5,034)
		(3,942,116)

Balance at end of period - December 31, 2009		$ 14,679,740

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2009
NOTES TO SCHEDULE III

SERIES 6
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2008		$ 35,525,117
Additions during period:
Acquisitions through foreclosure	0
Other acquisitions	198,097
Improvements, etc.	0
Other	0
		198,097
Deductions during period:
Cost of real estate sold	0
Other	2
		2

Balance at end of period - December 31, 2009		$ 35,723,216

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2008		$ 17,375,761
Current year expense	1,065,957
Sale of assets	0
Prior year adjustments	2
		1,065,959

Balance at end of period - December 31, 2009		$ 18,441,720

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2009

SERIES 2
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Deerfield II	24	$ 673,819	8.75%	6,284	50
Hartwell Family	24	677,161	8.75%	5,307	50
Cherrytree Apts.	33	1,153,019	8.75%	9,011	50
Springwood Apts.	32	1,201,984	8.75%	9,218	50
Pearson Elderly	25	586,064	9.00%	4,926	50
Richland Elderly	34	833,284	8.75%	6,517	50
Woodland Terrace	30	853,064	8.75%	6,666	50
Mt. Vernon Elderly	21	551,128	8.75%	4,309	50
Lakeland Elderly	29	746,182	8.75%	5,882	50
Manchester Housing	49	1,398,519	8.75%	10,958	50
Durango C.W.W.	24	999,127	9.00%	7,739	50
Columbus Sr.	16	419,321	8.25%	3,102	50

Total Series 2	341	$ 10,092,672

SERIES 3
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Poteau II	52	$ 1,234,525	9.50%	10,682	50
Sallisaw	52	1,261,303	9.50%	10,654	50
Nowata Properties	32	824,379	9.50%	6,905	50
Waldron Properties	24	612,386	9.00%	4,950	50
Roland II	52	1,258,231	9.50%	10,657	50
Stilwell	48	1,140,048	9.50%	9,727	50
Hornellsville	24	855,514	9.00%	6,927	50
CE McKinley II	16	505,208	8.75%	5,146	50
Weston Apartments	10	261,788	9.00%	2,131	50
Countrywood Apts.	40	1,143,503	9.00%	9,310	50
Wildwood Apts.	28	815,378	9.50%	6,906	50
Hancock	12	326,154	9.50%	3,119	50
Hopkins	24	684,682	8.75%	5,815	50
Elkhart Apts.	54	1,033,539	9.00%	9,198	40
Heritage Villas	25	651,182	8.75%	5,110	50

Total Series 3	493	$ 12,607,820

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2009

SERIES 4
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Seneca Apartments	24	$ 586,151	9.00%	4,692	50
Westville	36	826,737	8.75%	6,448	50
Wellsville Senior	24	623,600	8.75%	4,859	50
Stilwell II	52	1,240,102	8.75%	9,672	50
Spring Hill Senior	24	669,962	8.75%	5,236	50
Wynnwood Common	34	1,320,072	8.75%	10,300	50
Courtyard	21	685,800	9.25%	5,622	50
Piedmont	36	1,001,007	8.75%	7,856	50
S.F. Arkansas City	12	331,957	10.62%	3,056	50

Total Series 4	263	$ 7,285,388

SERIES 5
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

S.F. Winfield	12	$ 324,804	11.37%	3,016	50
S.F.Medicine Lodge	16	442,103	10.62%	4,049	50
S.F. Ottawa	24	556,384	10.62%	5,126	50
S.F. Concordia	20	544,300	11.87%	5,498	50
Carrollton Club	78	2,569,684	7.75%	18,064	50
Scarlett Oaks	40	1,335,116	8.25%	9,870	50
Brooks Hill	44	1,406,140	8.25%	10,398	50
Greensboro	24	702,089	7.75%	4,937	50
Greensboro II	32	860,487	7.75%	6,129	50
Crawford	25	715,891	8.25%	5,302	50
Yorkshire	60	2,001,786	8.25%	14,842	50
Clayton	24	642,102	8.25%	4,760	50
Alma	24	706,648	8.75%	8,018	50
Spring Hill	36	1,082,808	8.25%	8,018	50
Menard Retirement	24	604,549	8.75%	4,715	50
Wallis Housing	24	346,714	8.75%	3,688	50
Mill Creek	60	1,377,894	8.25%	10,192	50
Cloverdale	24	729,945	8.75%	5,693	50
S. Timber Ridge	44	1,025,997	8.75%	7,986	50
Pineville	12	307,584	8.25%	2,318	50
Ravenwood	24	696,738	7.25%	4,595	50

Total Series 5	671	$ 18,979,763

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2009

SERIES 6
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Carthage	24	$ 544,653	8.75%	4,371	50
Coal City	24	938,880	7.75%	6,578	50
Frazier	30	1,417,706	8.25%	10,470	50
Ehrhardt	16	539,131	7.75%	3,791	50
Sinton	32	817,980	8.25%	6,063	50
Frankston	24	540,904	8.75%	4,207	50
Flagler Beach	43	1,333,695	8.25%	9,864	50
Oak Ridge	24	781,591	8.25%	5,800	50
Monett	32	758,847	8.25%	5,598	50
Arma	28	693,168	8.75%	5,388	50
Southwest City	12	306,488	8.25%	2,271	50
Meadowcrest	32	969,052	8.25%	7,160	50
Parsons	48	1,209,167	7.75%	8,485	50
Goodwater Falls	36	1,023,669	7.75%	7,980	50
Northfield Station	24	767,551	7.75%	5,379	50
Pleasant Hill Square	24	747,154	7.75%	5,315	50
Heritage Drive S.	40	945,546	8.25%	6,990	50
Brodhead	24	756,056	7.75%	5,303	50
Mt. Village	24	755,457	8.25%	5,574	50
Hazlehurst	32	914,493	8.25%	7,105	50
Sunrise	33	1,120,048	8.75%	8,711	50
Stony Creek	32	1,290,840	8.75%	9,065	50
Logan Place	40	1,208,141	8.25%	8,909	50
Haines	32	2,299,639	8.25%	16,950	50
Maple Wood	24	765,333	7.75%	5,381	50
Summerhill	28	1,155,865	8.25%	5,911	50
Dorchester	12	445,863	7.75%	3,118	50
Lancaster	33	1,030,962	7.75%	7,775	50
Dawson	40	1,140,668	7.25%	7,524	50

Total Series 6	847	$ 27,218,547

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: June 29, 2010	By:/s/ Ronald M. Diner
Ronald M. Diner
President and Director

Date: June 29, 2010	By:/s/ J. Davenport Mosby III
J. Davenport Mosby III
Director

Date: June 29, 2010	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer

Date: June 29, 2010	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer