Form 10-Q
period 2010-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 2010-08-13
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2010	2010	2010	2010	2010	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 437,777	$ 451,096	$ 107,306	$ 112,146	$ 161,995	$ 175,323

Total Assets	$ 437,777	$ 451,096	$ 107,306	$ 112,146	$ 161,995	$ 175,323

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 4,939	$ 7,689	$ 27,540	$ 17,558	$ 4,479	$ 7,778
Distribution Payable	347,753	347,753	3,249	3,249	3,492	3,492

Total Current Liabilities	352,692	355,442	30,789	20,807	7,971	11,270

Long-Term Liabilities:
Payable to General Partners	862,595	855,054	723,493	714,133	892,231	886,846

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 6,136, 5,456, and 6,915
for Series 2, 3, and 4, respectively, have been
issued at June 30, 2010 and March 31, 2010	(920,322)	(902,393)	(646,244)	(622,304)	(742,811)	(727,551)
General Partners	142,812	142,993	(732)	(490)	4,604	4,758

Total Partners' Deficit	(777,510)	(759,400)	(646,976)	(622,794)	(738,207)	(722,793)

Total Liabilities and Partners' Deficit	$ 437,777	$ 451,096	$ 107,306	$ 112,146	$ 161,995	$ 175,323

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2010	2010	2010	2010	2010	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 651,617	$ 479,047	$ 188,167	$ 229,672	$ 1,546,862	$ 1,447,284
Receivable - Other	-	152,032	64,000	-	64,000	152,032

Total Assets	$ 651,617	$ 631,079	$ 252,167	$ 229,672	$ 1,610,862	$ 1,599,316

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 7,337	$ 53,803	$ 8,911	$ 31,445	$ 53,206	$ 118,273
Distribution Payable	619,833	403,226	1,455	1,455	975,782	759,175
Deferred Gain on Sale of Project Partnerships	-	151,377	63,038	-	63,038	151,377

Total Current Liabilities	627,170	608,406	73,404	32,900	1,092,026	1,028,825

Long-Term Liabilities:
Payable to General Partners	920,149	906,074	1,293,344	1,273,112	4,691,812	4,635,219

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 8,616 and 10,105 for
Series 5 and 6, respectively, have been
issued at June 30, 2010 and March 31, 2010	(901,729)	(887,385)	(1,114,215)	(1,076,356)	(4,325,321)	(4,215,989)
General Partners	6,027	3,984	(366)	16	152,345	151,261

Total Partners' Deficit	(895,702)	(883,401)	(1,114,581)	(1,076,340)	(4,172,976)	(4,064,728)

Total Liabilities and Partners' Deficit	$ 651,617	$ 631,079	$ 252,167	$ 229,672	$ 1,610,862	$ 1,599,316

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 1,232	$ 2,737	$ -	$ 7,513	$ -	$ 1,737
Total Revenues	1,232	2,737	-	7,513	-	1,737

Expenses:
Asset Management Fee - General Partner	7,540	11,496	9,360	9,433	5,384	6,008
General and Administrative:
General Partner	9,813	12,697	12,266	11,203	7,360	7,469
Other	2,000	2,402	2,559	2,657	2,674	3,288

Total Expenses	19,353	26,595	24,185	23,293	15,418	16,765

Loss Before Gain on Sale of Project Partnerships
and Other Income	(18,121)	(23,858)	(24,185)	(15,780)	(15,418)	(15,028)
Interest Income	11	5	3	4	4	9

Net Income (Loss)	$ (18,110)	$ (23,853)	$ (24,182)	$ (15,776)	$ (15,414)	$ (15,019)

Allocation of Net Income (Loss):
Assignees	$ (17,929)	$ (23,614)	$ (23,940)	$ (15,618)	$ (15,260)	$ (14,869)
General Partners	(181)	(239)	(242)	(158)	(154)	(150)

	$ (18,110)	$ (23,853)	$ (24,182)	$ (15,776)	$ (15,414)	$ (15,019)
Net Income (Loss) Per Beneficial
Assignee Certificate	$ (2.92)	$ (3.85)	$ (4.39)	$ (2.86)	$ (2.21)	$ (2.15)
Number of Beneficial Assignee
Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 3,792	$ 8,084	$ 8,315	$ 7,087	$ 13,339	$ 27,158
Total Revenues	3,792	8,084	8,315	7,087	13,339	27,158

Expenses:
Asset Management Fee - General Partner	14,075	19,204	20,232	20,350	56,591	66,491
General and Administrative:
General Partner	-	20,913	23,715	21,660	53,154	73,942
Other	2,034	4,398	2,615	4,221	11,882	16,966

Total Expenses	16,109	44,515	46,562	46,231	121,627	157,399

Loss Before Gain on Sale of Project Partnerships
and Other Income	(12,317)	(36,431)	(38,247)	(39,144)	(108,288)	(130,241)
Gain on Sale of Project Partnerships	216,607	-	-	-	216,607	-
Interest Income	16	3	6	10	40	31

Net Income (Loss)	$ 204,306	$ (36,428)	$ (38,241)	$ (39,134)	$ 108,359	$(130,210)

Allocation of Net Income (Loss):
Assignees	$ 202,263	$ (36,064)	$ (37,859)	$ (38,743)	$ 107,275	$(128,908)
General Partners	2,043	(364)	(382)	(391)	1,084	(1,302)

	$ 204,306	$ (36,428)	$ (38,241)	$ (39,134)	$ 108,359	$(130,210)
Net Income (Loss) Per Beneficial
Assignee Certificate	$ 23.48	$ (4.19)	$ (3.75)	$ (3.83)
Number of Beneficial Assignee
Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDITFUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2009	$ (817,096)	$ 140,505	$ (676,591)	$ (539,371)	$ 348	$ (539,023)

Net Income (Loss)	(23,614)	(239)	(23,853)	(15,618)	(158)	(15,776)

Balance at June 30, 2009	$ (840,710)	$ 140,266	$ (700,444)	$ (554,989)	$ 190	$ (554,799)

Balance at March 31, 2010	$ (902,393)	$ 142,993	$ (759,400)	$ (622,304)	$ (490)	$ (622,794)

Net Income (Loss)	(17,929)	(181)	(18,110)	(23,940)	(242)	(24,182)

Balance at June 30, 2010	$ (920,322)	$ 142,812	$ (777,510)	$ (646,244)	$ (732)	$ (646,976)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2009	$ (663,078)	$ 5,389	$ (657,689)	$ (742,574)	$ 320	$ (742,254)

Net Income (Loss)	(14,869)	(150)	(15,019)	(36,064)	(364)	(36,428)

Balance at June 30, 2009	$ (677,947)	$ 5,239	$ (672,708)	$ (778,638)	$ (44)	$ (778,682)

Balance at March 31, 2010	$ (727,551)	$ 4,758	$ (722,793)	$ (887,385)	$ 3,984	$ (883,401)

Net Income (Loss)	(15,260)	(154)	(15,414)	202,263	2,043	204,306

Distributions to Assignees	-	-	-	(216,607)	-	(216,607)

Balance at June 30, 2010	$ (742,811)	$ 4,604	$ (738,207)	$ (901,729)	$ 6,027	$ (895,702)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2009	$ (912,084)	$ 1,223	$ (910,861)	$ (3,674,203)	$ 147,785	$ (3,526,418)

Net Income (Loss)	(38,743)	(391)	(39,134)	(128,908)	(1,302)	(130,210)

Balance at June 30, 2009	$ (950,827)	$ 832	$ (949,995)	$ (3,803,111)	$ 146,483	$ (3,656,628)

Balance at March 31, 2010	$ (1,076,356)	$ 16	$ (1,076,340)	$ (4,215,989)	$ 151,261	$ (4,064,728)

Net Income (Loss)	(37,859)	(382)	(38,241)	107,275	1,084	108,359

Distributions to Assignees	-	-	-	(216,607)	-	(216,607)

Balance at June 30, 2010	$ (1,114,215)	$ (366)	$ (1,114,581)	$ (4,325,321)	$ 152,345	$ (4,172,976)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 2		SERIES 3
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ (18,110)	$ (23,853)	$ (24,182)	$ (15,776)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Distribution Income	(1,232)	(2,737)	-	(7,513)
Changes in Operating Assets and Liabilities:
Increase in Payable to General Partners	4,791	8,270	19,342	6,018
Net Cash Used in Operating Activities	(14,551)	(18,320)	(4,840)	(17,271)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	1,232	2,737	-	7,513
Net Cash Provided by Investing Activities	1,232	2,737	-	7,513

Decrease in Cash and Cash Equivalents	(13,319)	(15,583)	(4,840)	(9,758)
Cash and Cash Equivalents at Beginning of Year	451,096	161,708	112,146	148,892

Cash and Cash Equivalents at End of Period	$ 437,777	$ 146,125	$ 107,306	$ 139,134

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 4		SERIES 5
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ (15,414)	$ (15,019)	$ 204,306	$ (36,428)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Gain on Sale of Project Partnerships	-	-	(216,607)	-
Distribution Income	-	(1,737)	(3,792)	(8,084)
Changes in Operating Assets and Liabilities:
Increase in Payable to General Partners	2,086	2,005	(32,391)	15,239
Net Cash Used in Operating Activities	(13,328)	(14,751)	(48,484)	(29,273)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	-	1,737	3,792	8,084
Net Proceeds from Sale of Project Partnerships	-	-	217,262	-
Net Cash Provided by Investing Activities	-	1,737	221,054	8,084

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	(191,200)	-	-
Net Cash Used in Financing Activities	-	(191,200)	-	-

Increase (Decrease) in Cash and Cash Equivalents	(13,328)	(204,214)	172,570	(21,189)
Cash and Cash Equivalents at Beginning of Year	175,323	408,013	479,047	107,240

Cash and Cash Equivalents at End of Period	$ 161,995	$ 203,799	$ 651,617	$ 86,051

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ -	$ 216,607	$ -
Distribution to Assignees	-	-	(216,607)	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	SERIES 6		TOTAL SERIES 2 - 6
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ (38,241)	$ (39,134)	$ 108,359	$ (130,210)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Gain on Sale of Project Partnerships	-	-	(216,607)	-
Distribution Income	(8,315)	(7,087)	(13,339)	(27,158)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	-	-	-
Increase in Payable to General Partners	(3,264)	15,585	(9,436)	47,117
Net Cash Used in Operating Activities	(49,820)	(30,636)	(131,023)	(110,251)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	8,315	7,087	13,339	27,158
Net Proceeds from Sale of Project Partnerships	-	-	217,262	-
Net Cash Provided by Investing Activities	8,315	7,087	230,601	27,158

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	(131,062)	-	(322,262)
Net Cash Used in Financing Activities	-	(131,062)	-	(322,262)

Increase (Decrease) in Cash and Cash Equivalents	(41,505)	(154,611)	99,578	(405,355)
Cash and Cash Equivalents at Beginning of Year	229,672	427,375	1,447,284	1,253,228

Cash and Cash Equivalents at End of Period	$ 188,167	$ 272,764	$ 1,546,862	$ 847,873

Supplemental disclosure of non-cash activities:
Increase (Decrease) in Distribution Payable	$ -	$ (545)	$ 216,607	$ (545)
Increase in Payable to General Partners	-	545	-	545
Distribution to Assignees	-	-	(216,607)	-
Increase in Receivable - Other	64,000	-	64,000	-
Increase in Deferred Gain on Sale of Project Partnerships	(63,037)	-	(63,037)	-
Decrease in Payable to General Partners	(963)	-	(963)	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. (“Gateway”), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of June 30, 2010, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the “Assignees”).  The fiscal year of Gateway for reporting purposes ends on March 31.

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

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively, had been issued as of June 30, 2010.  Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss. Gateway has concluded that any residual value of the Project Partnerships given the Tax Credit market conditions could not be practicably determined.  As a result, Gateway does not include estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during each of the three-month periods ended June 30, 2010 and 2009.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the three-month periods ended June 30, 2010 and March 31, 2009.

Cash and Cash Equivalents

Gateway’s policy is to include short-term investments with an original maturity of three months or less in cash and cash equivalents.  Short-term investments are comprised of money market mutual funds.

Concentration of Credit Risk

Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund whose investment advisor is a wholly owned subsidiary of Raymond James Financial, Inc.  In July 2010, an unaffiliated third party replaced this investment advisor.

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

Variable Interest Entities

In June 2009, the FASB issued new consolidation guidance applicable to variable interest entities.  Gateway adopted this new guidance as of April 1, 2010.  The adoption of this new guidance had no impact on Gateway’s financial statements.

Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. GAAP requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  Determination of the primary beneficiary of each VIE requires judgment and is based on an analysis of control of the entity and economic factors.  A VIE would be required to be consolidated if it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could possibly be significant to the VIE.  In the design of Project Partnership VIEs, the overriding concept centers around the premise that the limited partner invests solely for tax attributes associated with the property held by the VIE, while the general partner of the Project Partnership is responsible for overseeing its operations.  Based upon its analysis of all the relevant facts and considerations, Gateway has concluded that the general partner of the Project Partnership has the power to direct the activities of the Project Partnership that most significantly impact its economic performance, and the obligation to absorb losses or receive benefits that could be significant to the Project Partnership and therefore, Gateway is not the primary beneficiary.

Gateway holds variable interests in 84 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $14,739,317 at June 30, 2010.  Over the course of the investment and Tax Credit Cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit Cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $0.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide future financial support to the Project Partnerships.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway’s report on Form 10-K for the year ended March 31, 2010.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

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

For the three months ended June 30, 2010 and 2009, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2010	2009
Series 2	$ 7,540	$ 11,496
Series 3	9,360	9,433
Series 4	5,384	6,008
Series 5	14,075	19,204
Series 6	20,232	20,350
Total	$ 56,591	$ 66,491

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2010	2009
Series 2	$ 9,813	$ 12,697
Series 3	12,266	11,203
Series 4	7,360	7,469
Series 5	-	20,913
Series 6	23,715	21,660
Total	$ 53,154	$ 73,942

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 5, Summary of Disposition Activities herein.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

     As of June 30, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 2 - 12, Series 3 - 15, and Series 4 - 9) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2010	2010	2010	2010	2010	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 2,073,022	$ 2,073,022	$ 2,494,974	$ 2,494,974	$ 1,402,420	$ 1,402,420

Cumulative equity in losses of Project
Partnerships (1)	(2,162,502)	(2,162,502)	(2,675,808)	(2,675,808)	(1,479,274)	(1,479,274)

Cumulative distributions received from
Project Partnerships	(34,090)	(34,090)	(93,673)	(93,673)	(42,900)	(42,900)

Investment in Project Partnerships before
Adjustment	(123,570)	(123,570)	(274,507)	(274,507)	(119,754)	(119,754)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	161,803	161,803	318,739	318,739	147,412	147,412
Accumulated amortization of acquisition
fees and expenses	(38,233)	(38,233)	(44,232)	(44,232)	(27,658)	(27,658)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $3,449,351 in Series 2, $6,356,920 in Series 3, and $2,737,746 in Series 4 for the period ended June 30, 2010; and cumulative suspended losses of $3,381,882 in Series 2, $6,220,928 in Series 3, and $2,694,245 in Series 4 for the year ended March 31, 2010 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     As of June, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 20 and Series 6 - 28) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2010	2010	2010	2010	2010	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 3,584,842	$ 3,729,876	$ 5,184,059	$ 5,424,795	$ 14,739,317	$ 15,125,087

Cumulative equity in losses of Project
Partnerships (1)	(3,731,650)	(3,886,172)	(5,342,371)	(5,590,369)	(15,391,605)	(15,794,125)

Cumulative distributions received from
Project Partnerships	(117,671)	(121,537)	(179,503)	(191,505)	(467,837)	(483,705)

Investment in Project Partnerships before
Adjustment	(264,479)	(277,833)	(337,815)	(357,079)	(1,120,125)	(1,152,743)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	369,940	385,181	531,510	557,032	1,529,404	1,570,167
Accumulated amortization of acquisition
fees and expenses	(105,461)	(107,348)	(170,856)	(177,114)	(386,440)	(394,585)

Reserve for Impairment of Investment in
Project Partnerships	-	-	(22,839)	(22,839)	(22,839)	(22,839)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $6,149,108 in Series 5 and $5,521,235 in Series 6 for the period ended June 30, 2010; and cumulative suspended losses of $6,427,740 in Series 5 and $5,680,549 in Series 6 for the year ended March 31, 2010 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below are the summarized balance sheets for the Project Partnerships of Series 2 and Series 3 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 2		SERIES 3
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,065,906	$ 1,633,820	$ 1,646,042	$ 1,723,591
Investment properties, net	5,469,859	8,529,407	4,268,254	4,826,275
Other assets	18,210	38,150	53,646	25,437
Total assets	$ 6,553,975	$ 10,201,377	$ 5,967,942	$ 6,575,303

Liabilities and Partners' Deficit:
Current liabilities	$ 433,005	$ 559,645	$ 305,695	$ 337,738
Long-term debt	10,024,081	15,302,625	12,502,110	12,628,696
Total liabilities	10,457,086	15,862,270	12,807,805	12,966,434

Partners' equity (deficit)
Limited Partner	(3,615,386)	(5,496,215)	(7,019,443)	(6,591,057)
General Partners	(287,725)	(164,678)	179,580	199,926
Total partners' deficit	(3,903,111)	(5,660,893)	(6,839,863)	(6,391,131)

Total liabilities and partners' deficit	$ 6,553,975	$ 10,201,377	$ 5,967,942	$ 6,575,303

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 406,856	$ 571,845	$ 535,533	$ 531,570
Expenses:
Operating expenses	324,295	430,324	452,885	365,475
Interest expense	52,726	82,079	57,037	62,665
Depreciation and amortization	97,985	149,432	162,977	162,165

Total expenses	475,006	661,835	672,899	590,305

Net loss	$ (68,150)	$ (89,990)	$ (137,366)	$ (58,735)

Other partners' share of net loss	$ (681)	$ (900)	$ (1,374)	$ (587)

Gateway's share of net loss	$ (67,469)	$ (89,090)	$ (135,992)	$ (58,148)
Suspended losses	67,469	89,090	135,992	58,148

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ -

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below are the summarized balance sheets for the Project Partnerships of Series 4 and Series 5 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 4		SERIES 5
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 1,086,196	$ 1,050,476	$ 2,431,164	$ 3,033,745
Investment properties, net	3,583,735	4,226,580	9,903,582	14,517,775
Other assets	19,133	18,868	29,614	25,608
Total assets	$ 4,689,064	$ 5,295,924	$ 12,364,360	$ 17,577,128

Liabilities and Partners' Deficit:
Current liabilities	$ 222,299	$ 220,106	$ 580,589	$ 721,172
Long-term debt	7,246,783	8,089,802	18,858,682	25,741,575
Total liabilities	7,469,082	8,309,908	19,439,271	26,462,747

Partners' equity (deficit)
Limited Partner	(2,903,037)	(3,141,206)	(6,913,300)	(8,594,870)
General Partners	123,019	127,222	(161,611)	(290,749)
Total partners' deficit	(2,780,018)	(3,013,984)	(7,074,911)	(8,885,619)

Total liabilities and partners' deficit	$ 4,689,064	$ 5,295,924	$ 12,364,360	$ 17,577,128

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 311,623	$ 329,865	$ 797,779	$ 1,044,737
Expenses:
Operating expenses	236,642	233,635	620,734	749,333
Interest expense	39,123	44,157	99,497	136,005
Depreciation and amortization	80,042	89,514	200,811	266,784

Total expenses	355,807	367,306	921,042	1,152,122

Net loss	$ (44,184)	$ (37,441)	$ (123,263)	$ (107,385)

Other partners' share of net loss	$ (683)	$ (799)	$ (1,232)	$ (1,074)

Gateway's share of net loss	$ (43,501)	$ (36,642)	$ (122,031)	$ (106,311)
Suspended losses	43,501	36,642	122,031	106,311

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ -

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below are the summarized balance sheets for the Project Partnerships of Series 6 and Total Series 2 - 6 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 6		TOTAL SERIES 2 - 6
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,786,506	$ 3,726,622	$ 10,015,814	$ 11,168,254
Investment properties, net	17,015,007	17,880,020	40,240,437	49,980,057
Other assets	28,098	7,724	148,701	115,787
Total assets	$ 20,829,611	$ 21,614,366	$ 50,404,952	$ 61,264,098

Liabilities and Partners' Deficit:
Current liabilities	$ 724,062	$ 709,805	$ 2,265,650	$ 2,548,466
Long-term debt	27,019,788	27,229,395	75,651,444	88,992,093
Total liabilities	27,743,850	27,939,200	77,917,094	91,540,559

Partners' deficit
Limited Partner	(6,299,588)	(5,755,151)	(26,750,754)	(29,578,499)
General Partners	(614,651)	(569,683)	(761,388)	(697,962)
Total partners' deficit	(6,914,239)	(6,324,834)	(27,512,142)	(30,276,461)

Total liabilities and partners' deficit	$ 20,829,611	$ 21,614,366	$ 50,404,952	$ 61,264,098

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 1,077,254	$ 1,024,852	$ 3,129,045	$ 3,502,869
Expenses:
Operating expenses	771,511	791,927	2,406,067	2,570,694
Interest expense	132,234	135,068	380,617	459,974
Depreciation and amortization	266,497	269,344	808,312	937,239

Total expenses	1,170,242	1,196,339	3,594,996	3,967,907

Net loss	$ (92,988)	$ (171,487)	$ (465,951)	$ (465,038)

Other partners' share of net loss	$ (1,261)	$ (2,089)	$ (5,231)	$ (5,449)

Gateway's share of net loss	$ (91,727)	$ (169,398)	$ (460,720)	$ (459,589)
Suspended losses	91,727	169,398	460,720	459,589

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ -

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of June 30, 2010, Gateway has sold or otherwise disposed of its interest in 64 Project Partnerships (10 in Series 2, 8 in Series 3, 20 in Series 4, 16 in Series 5 and 10 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2011 Disposition Activity:

Series 5

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
April 2010	Alma Properties	$ 65,230	$ 7.54	$ 65,230
$ 65,230

The net proceeds per BAC from the sale of Alma Properties is a component of the Distribution Payable on the Balance Sheet as of June 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
April 2010	Logan Place L.P.	$ 63,038	$ 6.24	$ -	$ 63,038
				$ -	$ 63,038

In accordance with GAAP, although the sale of Logan Place, L.P. was consummated on or prior to June 30, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $64,000 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in July 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent quarter.  The deferred gain of $63,038 will be recognized on the fiscal year 2011 second quarter Statement of Operations.

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
				$ 331,632

The net proceeds per BAC from the sale of Charleston Properties, Pocola Properties, Sallisaw Properties II, and Lewiston Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of June 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

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

In accordance with GAAP, although the sale of Blackshear Apartments, L.P., Phase II was consummated on or prior to March 31, 2010, the gain on the sale was deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $152,032 which was included in Receivable – Other on the March 31, 2010 Balance Sheet and received in April 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.  The deferred gain of $151,377 was recognized in the Statement of Operations for the three months ended June 30, 2010.

The net proceeds per BAC from the sale of Blackshear Apartments, L.P., Phase II, Woodcrest Associates of South Boston, Pine Terrace Apartments, L.P., Shellman Housing, L.P., Crisp Properties, L.P., Village Apartments of Effingham, and Village Apartments of Seymour II are a component of the Distribution Payable on the Balance Sheet as of June 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased $13,819 from $27,158 for the three months ended June 30, 2009 to $13,339 for the three months ended June 30, 2010.  The decrease in distribution income is a result of fewer Project Partnerships invested in by Gateway.  As of June 30, 2010, Gateway has an investment in 84 Project Partnerships as compared to 99 Project Partnerships held as of June 30, 2009.

Total expenses of Gateway were $121,627 for the three months ended June 30, 2010, a decrease of $35,772 as compared to the three months ended June 30, 2009 total expenses of $157,399.  The decrease results primarily from decreases in asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships).

Gain on Sale of Project Partnerships was $216,607 for the three months ended June 30, 2010 compared to $0 for the three months ended June 30, 2009.  As more fully discussed within this MD&A, two Project Partnership investments were sold during the first three months of fiscal year 2011 as compared to the first three months of fiscal year 2010 when no Project Partnership investments were sold.  The $216,607 gain recognized in the three months ended June 30, 2010 consists of $65,230 related to the sale of Alma Properties and the recognition of the $151,377 deferred gain on the sale of Blackshear Apartments, L.P. Phase II.  The gain on sale of Logan Place L.P. was deferred.  The amount of the gain or loss from the sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Interest income increased $9 from $31 for the three months ended June 30, 2009 to $40 for the three months ended June 30, 2010.  The change in interest income results from the fluctuation of interest rates on short-term investments over this period. Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported net income of $108,359 from operations for the three months ended June 30, 2010.  Cash and Cash Equivalents increased by $99,578.  Of the Cash and Cash Equivalents on hand as of June 30, 2010 and March 31, 2010, $975,782 and $759,175 are payable to certain Series’ Assignees arising from the sale of Project Partnerships.  Distributions will occur to those certain Assignees in a subsequent quarter, less the applicable state tax withholding.  After consideration of these sales proceeds, Cash and Cash Equivalents decreased $117,029 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  Equity in Loss of Project Partnerships for the three months ended June 30, 2010 and 2009 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2010 and 2009, Gateway’s share of the Project Partnerships’ net loss was $67,469 and $89,090 generated from Rental and other income of $406,856 and $571,845, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $97,985 and $149,432 for the three months ended March 31, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2010, the Series had $437,777 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $18,110 for the three months ended June 30, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $14,551.  Cash provided by investing activities totaled $1,232 consisting of $1,232 in cash distributions from the Project Partnerships.

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  Equity in Loss of Project Partnerships for the three months ended June 30, 2010 and 2009 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2010 and 2009, Gateway’s share of the Project Partnerships’ net loss was $135,992 and $58,148 generated from Rental and other income of $535,533 and $531,570, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $162,977 and $162,165 for the three months ended March 31, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

At June 30, 2010, the Series had $107,306 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $24,182 for the three months ended June 30, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $4,840.  No cash was provided by investing activities.

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  Equity in Loss of Project Partnerships for the three months ended June 30, 2010 and 2009 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2010 and 2009, Gateway’s share of the Project Partnerships’ net loss was $43,501 and $36,642 generated from Rental and other income of $311,623 and $329,865, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $80,042 and $89,514 for the three months ended March 31, 2010 and 2009, respectively.  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2010, the Series had $161,995 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $15,414 for the three months ended June 30, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $13,328.  There were no cash investing or financing activities.

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  Equity in Loss of Project Partnerships for the three months ended June 30, 2010 and 2009 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2010 and 2009, Gateway’s share of the Project Partnerships’ net loss was $122,031 and $106,311 generated from Rental and other income of $797,779 and $1,044,737, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $200,811 and $266,784 for the three months ended March 31, 2010 and 2009, respectively.  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2010, the Series had $651,617 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $204,306 for the three months ended June 30, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $48,484.  Cash provided by investing activities totaled $221,054 consisting of $3,792 in cash distributions from the Project Partnerships and $217,262 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  There were no cash financing activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  Equity in Loss of Project Partnerships for the three months ended June 30, 2010 and 2009 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2010 and 2009, Gateway’s share of the Project Partnerships’ net loss was $91,727 and $169,398 generated from Rental and other income of $1,077,254 and $1,024,852, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $266,497 and $269,344 for the three months ended March 31, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2010, the Series had $188,167 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $38,241 for the three months ended June 30, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $49,820.  Cash provided by investing activities consists of cash distributions from the Project Partnerships totaling $8,315.  There were no cash financing activities.

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

As of June 30, 2010, Gateway holds a limited partner interest in 84 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  12 Project Partnerships for Series 2, 15 Project Partnerships for Series 3, 9 Project Partnerships for Series 4, 20 Project Partnerships for Series 5, and 28 Project Partnerships for Series 6.  Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of June 30, 2010, 64 of the Project Partnerships have been sold or otherwise disposed of (10 in Series 2, 8 in Series 3, 20 in Series 4, 16 in Series 5, and 10 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  During the quarter-ended June 30, 2010, Gateway sold or otherwise disposed of its interest in 2 Project Partnerships (1 in Series 5 and 1 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2011 Disposition Activity:

Series 5

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
April 2010	Alma Properties	$ 65,230	$ 7.54	$ 65,230
$ 65,230

The net proceeds per BAC from the sale of Alma Properties is a component of the Distribution Payable on the Balance Sheet as of June 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
April 2010	Logan Place L.P.	$ 63,038	$ 6.24	$ -	$ 63,038
				$ -	$ 63,038

In accordance with GAAP, although the sale of Logan Place, L.P. was consummated on or prior to June 30, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $64,000 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in July 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent quarter.  The deferred gain of $63,038 will be recognized on the fiscal year 2011 second quarter Statement of Operations.

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
				$ 331,632

The net proceeds per BAC from the sale of Charleston Properties, Pocola Properties, Sallisaw Properties II, and Lewiston Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of June 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

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

In accordance with GAAP, although the sale of Blackshear Apartments, L.P., Phase II was consummated on or prior to March 31, 2010, the gain on the sale was deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $152,032 which was included in Receivable – Other on the March 31, 2010 Balance Sheet and received in April 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.  The deferred gain of $151,377 was recognized in the Statement of Operations for the three months ended June 30, 2010.

The net proceeds per BAC from the sale of Blackshear Apartments, L.P., Phase II, Woodcrest Associates of South Boston, Pine Terrace Apartments, L.P., Shellman Housing, L.P., Crisp Properties, L.P., Village Apartments of Effingham, and Village Apartments of Seymour II are a component of the Distribution Payable on the Balance Sheet as of June 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

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

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of June 30, 2010:

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: August 13, 2010	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: August 13, 2010	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer