Form 10-Q
period 2010-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 2010-11-12
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2010	2010	2010	2010	2010	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 512,151	$ 451,096	$ 101,315	$ 112,146	$ 150,265	$ 175,323
Receivable - Other	5,000	-	719,207	-	309,811	-

Total Assets	$ 517,151	$ 451,096	$ 820,522	$ 112,146	$ 460,076	$ 175,323

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 6,346	$ 7,689	$ 22,234	$ 17,558	$ 5,981	$ 7,778
Distribution Payable	434,452	347,753	23,124	3,249	3,492	3,492
Deferred Gain on Sale of Project Partnerships	3,475	-	711,852	-	306,336	-

Total Current Liabilities	444,273	355,442	757,210	20,807	315,809	11,270

Long-Term Liabilities:
Payable to General Partners	870,135	855,054	732,853	714,133	897,615	886,846

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 6,136, 5,456, and 6,915
for Series 2, 3, and 4, respectively, have been
issued at September 30, 2010 and March 31, 2010	(940,738)	(902,393)	(669,730)	(622,304)	(757,800)	(727,551)
General Partners	143,481	142,993	189	(490)	4,452	4,758

Total Partners' Deficit	(797,257)	(759,400)	(669,541)	(622,794)	(753,348)	(722,793)

Total Liabilities and Partners' Deficit	$ 517,151	$ 451,096	$ 820,522	$ 112,146	$ 460,076	$ 175,323

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2010	2010	2010	2010	2010	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 709,574	$ 479,047	$ 332,968	$ 229,672	$ 1,806,273	$ 1,447,284
Receivable - Other	107,000	152,032	-	-	1,141,018	152,032

Total Current Assets	816,574	631,079	332,968	229,672	2,947,291	1,599,316

Total Assets	$ 816,574	$ 631,079	$ 332,968	$ 229,672	$ 2,947,291	$ 1,599,316

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 9,769	$ 53,803	$ 14,301	$ 31,445	$ 58,631	$ 118,273
Distribution Payable	684,189	403,226	173,705	1,455	1,318,962	759,175
Deferred Gain on Sale of Project Partnerships	106,140	151,377	-	-	1,127,803	151,377

Total Current Liabilities	800,098	608,406	188,006	32,900	2,505,396	1,028,825

Long-Term Liabilities:
Payable to General Partners	933,696	906,074	1,313,576	1,273,112	4,747,875	4,635,219

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 8,616 and 10,105 for
Series 5 and 6, respectively, have been
issued at September 30, 2010 and March 31, 2010	(923,676)	(887,385)	(1,170,327)	(1,076,356)	(4,462,271)	(4,215,989)
General Partners	6,456	3,984	1,713	16	156,291	151,261

Total Partners' Deficit	(917,220)	(883,401)	(1,168,614)	(1,076,340)	(4,305,980)	(4,064,728)

Total Liabilities and Partners' Deficit	$ 816,574	$ 631,079	$ 332,968	$ 229,672	$ 2,947,291	$ 1,599,316

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 4,250	$ 4,909	$ -	$ 5,980	$ 4,486	$ 4,920
Total Revenues	4,250	4,909	-	5,980	4,486	4,920

Expenses:
Asset Management Fee - General Partner	7,541	11,496	9,361	9,433	5,385	6,007
General and Administrative:
General Partner	7,879	10,660	11,256	9,549	7,307	6,366
Other	8,594	5,496	1,952	9,149	6,941	10,207

Total Expenses	24,014	27,652	22,569	28,131	19,633	22,580

Loss Before Gain on Sale of Project Partnerships
and Other Income	(19,764)	(22,743)	(22,569)	(22,151)	(15,147)	(17,660)
Gain on Sale of Project Partnerships	86,699	16,567	19,875	-	-	-
Interest Income	17	3	4	4	6	5

Net Income (Loss)	$ 66,952	$ (6,173)	$ (2,690)	$ (22,147)	$ (15,141)	$ (17,655)

Allocation of Net Income (Loss):
Assignees	$ 66,283	$ (6,112)	$ (3,612)	$ (21,926)	$ (14,989)	$ (17,478)
General Partners	669	(61)	922	(221)	(152)	(177)

	$ 66,952	$ (6,173)	$ (2,690)	$ (22,147)	$ (15,141)	$ (17,655)
Net Income (Loss) Per Beneficial
Assignee Certificate	$ 10.80	$ (1.00)	$ (0.66)	$ (4.02)	$ (2.17)	$ (2.53)
Number of Beneficial Assignee
Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 4,106	$ 6,545	$ 4,594	$ 9,639	$ 17,436	$ 31,993
Total Revenues	4,106	6,545	4,594	9,639	17,436	31,993

Expenses:
Asset Management Fee - General Partner	13,547	19,204	20,232	20,350	56,066	66,490
General and Administrative:
General Partner	-	17,825	24,957	18,461	51,399	62,861
Other	12,101	12,387	13,447	13,115	43,035	50,354

Total Expenses	25,648	49,416	58,636	51,926	150,500	179,705

Loss Before Equity in Loss of Project Partnerships
and Other Income	(21,542)	(42,871)	(54,042)	(42,287)	(133,064)	(147,712)
Gain on Sale of Project Partnerships	64,356	-	172,250	-	343,180	16,567
Interest Income	24	2	9	7	60	21

Net Income (Loss)	$ 42,838	$ (42,869)	$ 118,217	$ (42,280)	$ 210,176	$ (131,124)

Allocation of Net Income (Loss):
Assignees	$ 42,409	$ (42,440)	$ 116,138	$ (41,857)	$ 206,229	$ (129,813)
General Partners	429	(429)	2,079	(423)	3,947	(1,311)

	$ 42,838	$ (42,869)	$ 118,217	$ (42,280)	$ 210,176	$ (131,124)
Net Income (Loss) Per Beneficial
Assignee Certificate	$ 4.92	$ (4.93)	$ 11.49	$ (4.14)
Number of Beneficial Assignee
Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 5,482	$ 7,646	$ -	$ 13,493	$ 4,486	$ 6,657
Total Revenues	5,482	7,646	-	13,493	4,486	6,657

Expenses:
Asset Management Fee - General Partner	15,081	22,992	18,721	18,866	10,769	12,015
General and Administrative:
General Partner	17,692	23,357	23,522	20,752	14,667	13,835
Other	10,594	7,898	4,511	11,806	9,615	13,495

Total Expenses	43,367	54,247	46,754	51,424	35,051	39,345

Loss Before Gain on Sale of Project Partnerships
and Other Income	(37,885)	(46,601)	(46,754)	(37,931)	(30,565)	(32,688)
Gain on Sale of Project Partnerships	86,699	16,567	19,875	-	-	-
Interest Income	28	8	7	8	10	14

Net Income (Loss)	$ 48,842	$ (30,026)	$ (26,872)	$ (37,923)	$ (30,555)	$ (32,674)

Allocation of Net Income (Loss):
Assignees	$ 48,354	$ (29,726)	$ (27,551)	$ (37,544)	$ (30,249)	$ (32,347)
General Partners	488	(300)	679	(379)	(306)	(327)

	$ 48,842	$ (30,026)	$ (26,872)	$ (37,923)	$ (30,555)	$ (32,674)
Net Income (Loss) Per Beneficial
Assignee Certificate	$ 7.88	$ (4.84)	$ (5.05)	$ (6.88)	$ (4.37)	$ (4.68)
Number of Beneficial Assignee
Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 7,898	$ 14,629	$ 12,909	$ 16,726	$ 30,775	$ 59,151
Total Revenues	7,898	14,629	12,909	16,726	30,775	59,151

Expenses:
Asset Management Fee - General Partner	27,622	38,408	40,464	40,700	112,657	132,981
General and Administrative:
General Partner	-	38,738	48,672	40,121	104,553	136,803
Other	14,135	16,785	16,062	17,336	54,917	67,320

Total Expenses	41,757	93,931	105,198	98,157	272,127	337,104

Loss Before Gain on Sale of Project Partnerships
and Other Income	(33,859)	(79,302)	(92,289)	(81,431)	(241,352)	(277,953)
Gain on Sale of Project Partnerships	280,963	-	172,250	-	559,787	16,567
Interest Income	40	5	15	17	100	52

Net Income (Loss)	$ 247,144	$ (79,297)	$ 79,976	$ (81,414)	$ 318,535	$ (261,334)

Allocation of Net Income (Loss):
Assignees	$ 244,672	$ (78,504)	$ 78,279	$ (80,600)	$ 313,505	$ (258,721)
General Partners	2,472	(793)	1,697	(814)	5,030	(2,613)

	$ 247,144	$ (79,297)	$ 79,976	$ (81,414)	$ 318,535	$ (261,334)
Net Income (Loss) Per Beneficial
Assignee Certificate	$ 28.40	$ (9.11)	$ 7.75	$ (7.98)
Number of Beneficial Assignee
Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2009	$ (817,096)	$ 140,505	$ (676,591)	$ (539,371)	$ 348	$ (539,023)

Net Loss	(29,726)	(300)	(30,026)	(37,544)	(379)	(37,923)

Distributions	(16,567)	-	(16,567)	-	-	-

Balance at September 30, 2009	$ (863,389)	$ 140,205	$ (723,184)	$ (576,915)	$ (31)	$ (576,946)

Balance at March 31, 2010	$ (902,393)	$ 142,993	$ (759,400)	$ (622,304)	$ (490)	$ (622,794)

Net Income (Loss)	48,354	488	48,842	(27,551)	679	(26,872)

Distributions	(86,699)	-	(86,699)	(19,875)	-	(19,875)

Balance at September 30, 2010	$ (940,738)	$ 143,481	$ (797,257)	$ (669,730)	$ 189	$ (669,541)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2009	$ (663,078)	$ 5,389	$ (657,689)	$ (742,574)	$ 320	$ (742,254)

Net Loss	(32,347)	(327)	(32,674)	(78,504)	(793)	(79,297)

Balance at September 30, 2009	$ (695,425)	$ 5,062	$ (690,363)	$ (821,078)	$ (473)	$ (821,551)

Balance at March 31, 2010	$ (727,551)	$ 4,758	$ (722,793)	$ (887,385)	$ 3,984	$ (883,401)

Net Income (Loss)	(30,249)	(306)	(30,555)	244,672	2,472	247,144

Distributions	-	-	-	(280,963)	-	(280,963)

Balance at September 30, 2010	$ (757,800)	$ 4,452	$ (753,348)	$ (923,676)	$ 6,456	$ (917,220)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2009	$ (912,084)	$ 1,223	$ (910,861)	$ (3,674,203)	$ 147,785	$ (3,526,418)

Net Loss	(80,600)	(814)	(81,414)	(258,721)	(2,613)	(261,334)

Distributions	-	-	-	(16,567)	-	(16,567)

Balance at September 30, 2009	$ (992,684)	$ 409	$ (992,275)	$ (3,949,491)	$ 145,172	$ (3,804,319)

Balance at March 31, 2010	$ (1,076,356)	$ 16	$ (1,076,340)	$ (4,215,989)	$ 151,261	$ (4,064,728)

Net Income	78,279	1,697	79,976	313,505	5,030	318,535

Distributions	(172,250)	-	(172,250)	(559,787)	-	(559,787)

Balance at September 30, 2010	$ (1,170,327)	$ 1,713	$ (1,168,614)	$ (4,462,271)	$ 156,291	$ (4,305,980)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 2		SERIES 3
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ 48,842	$ (30,026)	$ (26,872)	$ (37,923)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Gain on Sale of Project Partnerships	(86,699)	(16,567)	(19,875)	-
Distribution Income	(5,482)	(7,646)	-	(13,493)
Changes in Operating Assets and Liabilities:
Increase in Payable to General Partners	12,213	18,773	16,041	14,372
Net Cash Used in Operating Activities	(31,126)	(35,466)	(30,706)	(37,044)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	5,482	7,647	-	13,493
Net Proceeds from Sale of Project Partnerships	86,699	16,567	19,875	-
Net Cash Provided by Investing Activities	92,181	24,214	19,875	13,493

Increase (Decrease) in Cash and Cash Equivalents	61,055	(11,252)	(10,831)	(23,551)
Cash and Cash Equivalents at Beginning of Year	451,096	161,708	112,146	148,892

Cash and Cash Equivalents at End of Period	$ 512,151	$ 150,456	$ 101,315	$ 125,341

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ 86,699	$ 16,567	$ 19,875	$ -
Distribution to Assignees	(86,699)	(16,567)	(19,875)	-
Increase in Receivable - Other	5,000	-	719,207	-
Increase in Deferred Gain on Sale of Project Partnerships	(3,475)	-	(711,852)	-
Decrease in Payable to General Partners	(1,525)	-	(7,355)	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 4		SERIES 5
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ (30,555)	$ (32,674)	$ 247,144	$ (79,297)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Gain on Sale of Project Partnerships	-	-	(280,963)	-
Distribution Income	(4,486)	(6,657)	(7,898)	(14,629)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	5,497	7,326	(16,617)	31,207
Net Cash Used in Operating Activities	(29,544)	(32,005)	(58,334)	(62,719)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	4,486	6,657	7,898	14,629
Net Proceeds from Sale of Project Partnerships	-	-	280,963	-
Net Cash Provided by Investing Activities	4,486	6,657	288,861	14,629

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	(191,200)	-	-
Net Cash Used in Financing Activities	-	(191,200)	-	-

Increase (Decrease) in Cash and Cash Equivalents	(25,058)	(216,548)	230,527	(48,090)
Cash and Cash Equivalents at Beginning of Year	175,323	408,013	479,047	107,240

Cash and Cash Equivalents at End of Period	$ 150,265	$ 191,465	$ 709,574	$ 59,150

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$ -	$ -	$ 280,963	$ -
Distribution to Assignees	-	-	(280,963)	-
Increase in Receivable - Other	309,811	-	107,000	-
Increase in Deferred Gain on Sale of Project Partnerships	(306,336)	-	(106,140)	-
Decrease in Payable to General Partners	(3,475)	-	(860)	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	SERIES 6		TOTAL SERIES 2 - 6
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ 79,976	$ (81,414)	$ 318,535	$ (261,334)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Gain on Sale of Project Partnerships	(172,250)	-	(559,787)	(16,567)
Distribution Income	(12,909)	(16,726)	(30,775)	(59,151)
Changes in Operating Assets and Liabilities:
Increase in Payable to General Partners	23,320	32,857	40,454	104,535
Net Cash Used in Operating Activities	(81,863)	(65,283)	(231,573)	(232,517)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	12,909	16,726	30,775	59,152
Net Proceeds from Sale of Project Partnerships	172,250	-	559,787	16,567
Net Cash Provided by Investing Activities	185,159	16,726	590,562	75,719

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	(131,062)	-	(322,262)
Net Cash Used in Financing Activities	-	(131,062)	-	(322,262)

Increase (Decrease) in Cash and Cash Equivalents	103,296	(179,619)	358,989	(479,060)
Cash and Cash Equivalents at Beginning of Year	229,672	427,375	1,447,284	1,253,228

Cash and Cash Equivalents at End of Period	$ 332,968	$ 247,756	$ 1,806,273	$ 774,168

Supplemental disclosure of non-cash activities:
Increase (Decrease) in Distribution Payable	$ 172,250	$ (545)	$ 559,786	$ 16,022
Distribution to Assignees	(172,250)	-	(559,786)	(16,567)
Increase in Receivable - Other	-	-	1,141,018	-
Increase in Deferred Gain on Sale of Project Partnerships	-	-	(1,127,803)	-
Increase (Decrease) in Payable to General Partners	-	545	(13,215)	545
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. (“Gateway”), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of September 30, 2010, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the “Assignees”).  The fiscal year of Gateway for reporting purposes ends on March 31.

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

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively, had been issued as of September 30, 2010.  Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss. Gateway has concluded that any residual value of the Project Partnerships given the Tax Credit market conditions could not be practicably determined.  As a result, Gateway does not include estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during each of the six-month periods ended September 30, 2010 and 2009.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the six-month periods ended September 30, 2010 and September 30, 2009.

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

State Tax Withholding

Certain state tax jurisdictions impose a capital gains tax on the taxable gains associated with the sale of investments in partnerships.  It is the Managing General Partner’s obligation to calculate and withhold the applicable state taxes that are payable by the Partners of Gateway when Project Partnerships are sold or otherwise disposed by Gateway.  In most cases, the state taxes are due regardless if proceeds are received from the sale of Project Partnerships.  Therefore, Gateway has estimated the withholding taxes payable and the amount is included in Distribution Payable on the Balance Sheet.

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

Gateway holds variable interests in 63 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $10,746,728 at September 30, 2010.  Over the course of the investment and Tax Credit Cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit Cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $0.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide future financial support to the Project Partnerships.

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

For the six months ended September 30, 2010 and 2009, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2010	2009
Series 2	$ 15,081	$ 22,992
Series 3	18,721	18,866
Series 4	10,769	12,015
Series 5	27,622	38,408
Series 6	40,464	40,700
Total	$ 112,657	$ 132,981

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.

	2010	2009
Series 2	$ 17,692	$ 23,357
Series 3	23,522	20,752
Series 4	14,667	13,835
Series 5	-	38,738
Series 6	48,672	40,121
Total	$ 104,553	$ 136,803

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 5, Summary of Disposition Activities herein.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

     As of September 30, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 2 - 6, Series 3 - 8, and Series 4 - 6) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2010	2010	2010	2010	2010	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 1,208,341	$ 2,073,022	$ 1,091,137	$ 2,494,974	$ 809,456	$ 1,402,420

Cumulative equity in losses of Project
Partnerships (1)	(1,259,547)	(2,162,502)	(1,159,345)	(2,675,808)	(849,257)	(1,479,274)

Cumulative distributions received from
Project Partnerships	(27,585)	(34,090)	(38,024)	(93,673)	(29,665)	(42,900)

Investment in Project Partnerships before
Adjustment	(78,791)	(123,570)	(106,232)	(274,507)	(69,466)	(119,754)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	107,085	161,803	128,364	318,739	89,059	147,412
Accumulated amortization of acquisition
fees and expenses	(28,294)	(38,233)	(22,132)	(44,232)	(19,593)	(27,658)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $1,541,406 in Series 2, $2,116,286 in Series 3, and $1,449,014 in Series 4 for the period ended September 30, 2010; and cumulative suspended losses of $3,381,882 in Series 2, $6,220,928 in Series 3, and $2,694,245 in Series 4 for the year ended March 31, 2010 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     As of September, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 16 and Series 6 – 27) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2010	2010	2010	2010	2010	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 2,671,755	$ 3,729,876	$ 4,966,039	$ 5,424,795	$ 10,746,728	$ 15,125,087

Cumulative equity in losses of Project
Partnerships (1)	(2,746,075)	(3,886,172)	(5,121,017)	(5,590,369)	(11,135,241)	(15,794,125)

Cumulative distributions received from
Project Partnerships	(115,727)	(121,537)	(164,386)	(191,505)	(375,387)	(483,705)

Investment in Project Partnerships before
Adjustment	(190,047)	(277,833)	(319,364)	(357,079)	(763,900)	(1,152,743)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	280,906	385,181	503,947	557,032	1,109,361	1,570,167
Accumulated amortization of acquisition
fees and expenses	(90,859)	(107,348)	(161,744)	(177,114)	(322,622)	(394,585)

Reserve for Impairment of Investment in
Project Partnerships	-	-	(22,839)	(22,839)	(22,839)	(22,839)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $4,344,369 in Series 5 and $5,580,799 in Series 6 for the period ended September 30, 2010; and cumulative suspended losses of $6,427,740 in Series 5 and $5,680,549 in Series 6 for the year ended March 31, 2010 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below are the summarized balance sheets for the Project Partnerships of Series 2 and Series 3 as of June 30 and the respective summarized statements of operations for the six months ended June 30 of each year:

	SERIES 2		SERIES 3
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 751,226	$ 1,627,666	$ 912,059	$ 1,657,435
Investment properties, net	3,595,897	7,716,974	2,301,901	4,672,301
Other assets	18,210	26,247	20,541	76,964
Total assets	$ 4,365,333	$ 9,370,887	$ 3,234,501	$ 6,406,700

Liabilities and Partners' Deficit:
Current liabilities	$ 228,646	$ 517,447	$ 167,563	$ 272,289
Long-term debt	5,987,190	14,340,962	5,550,575	12,620,384
Total liabilities	6,215,836	14,858,409	5,718,138	12,892,673

Partners' equity (deficit)
Limited Partner	(1,624,819)	(5,323,146)	(2,356,282)	(6,684,950)
General Partners	(225,684)	(164,376)	(127,355)	198,977
Total partners' deficit	(1,850,503)	(5,487,522)	(2,483,637)	(6,485,973)

Total liabilities and partners' deficit	$ 4,365,333	$ 9,370,887	$ 3,234,501	$ 6,406,700

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 469,866	$ 1,094,526	$ 522,997	$ 1,077,462
Expenses:
Operating expenses	361,549	834,567	394,605	781,379
Interest expense	63,065	154,295	46,239	125,331
Depreciation and amortization	111,798	283,921	149,644	324,329

Total expenses	536,412	1,272,783	590,488	1,231,039

Net loss	$ (66,546)	$ (178,257)	$ (67,491)	$ (153,577)

Other partners' share of net loss	$ (665)	$ (1,783)	$ (675)	$ (1,536)

Gateway's share of net loss	$ (65,881)	$ (176,474)	$ (66,816)	$ (152,041)
Suspended losses	65,881	176,474	66,816	152,041

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ -

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below are the summarized balance sheets for the Project Partnerships of Series 4 and Series 5 as of June 30 and the respective summarized statements of operations for the three months ended June 30 of each year:

	SERIES 4		SERIES 5
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 626,782	$ 1,097,931	$ 1,904,091	$ 3,046,402
Investment properties, net	2,416,505	4,137,067	7,006,327	14,254,726
Other assets	10,733	16,961	19,538	59,293
Total assets	$ 3,054,020	$ 5,251,959	$ 8,929,956	$ 17,360,421

Liabilities and Partners' Deficit:
Current liabilities	$ 159,888	$ 225,407	$ 292,390	$ 694,319
Long-term debt	4,525,961	8,089,802	13,341,835	25,735,844
Total liabilities	4,685,849	8,315,209	13,634,225	26,430,163

Partners' equity (deficit)
Limited Partner	(1,520,858)	(3,189,199)	(4,638,520)	(8,777,152)
General Partners	(110,971)	125,949	(65,749)	(292,590)
Total partners' deficit	(1,631,829)	(3,063,250)	(4,704,269)	(9,069,742)

Total liabilities and partners' deficit	$ 3,054,020	$ 5,251,959	$ 8,929,956	$ 17,360,421

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 363,348	$ 647,000	$ 1,110,848	$ 2,083,074
Expenses:
Operating expenses	268,865	466,366	895,272	1,569,003
Interest expense	49,473	88,313	141,587	272,010
Depreciation and amortization	94,665	179,028	286,912	533,569

Total expenses	413,003	733,707	1,323,771	2,374,582

Net loss	$ (49,655)	$ (86,707)	$ (212,923)	$ (291,508)

Other partners' share of net loss	$ (1,505)	$ (2,072)	$ (2,129)	$ (2,915)

Gateway's share of net loss	$ (48,150)	$ (84,635)	$ (210,794)	$ (288,593)
Suspended losses	48,150	84,635	210,794	288,593

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ -

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below are the summarized balance sheets for the Project Partnerships of Series 6 and Total Series 2 - 6 as of June 30 and the respective summarized statements of operations for the three months ended June 30 of each year:

	SERIES 6		TOTAL SERIES 2 - 6
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,449,995	$ 3,692,907	$ 7,644,153	$ 11,122,341
Investment properties, net	15,327,629	17,628,499	30,648,259	48,409,567
Other assets	21,460	19,490	90,482	198,955
Total assets	$ 18,799,084	$ 21,340,896	$ 38,382,894	$ 59,730,863

Liabilities and Partners' Deficit:
Current liabilities	$ 614,331	$ 648,611	$ 1,462,818	$ 2,358,073
Long-term debt	24,802,088	27,229,395	54,207,649	88,016,387
Total liabilities	25,416,419	27,878,006	55,670,467	90,374,460

Partners' deficit
Limited Partner	(6,047,108)	(5,965,234)	(16,187,587)	(29,939,681)
General Partners	(570,227)	(571,876)	(1,099,986)	(703,916)
Total partners' deficit	(6,617,335)	(6,537,110)	(17,287,573)	(30,643,597)

Total liabilities and partners' deficit	$ 18,799,084	$ 21,340,896	$ 38,382,894	$ 59,730,863

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,001,005	$ 2,045,193	$ 4,468,064	$ 6,947,255
Expenses:
Operating expenses	1,473,899	1,620,131	3,394,190	5,271,446
Interest expense	243,965	270,137	544,329	910,086
Depreciation and amortization	495,594	538,688	1,138,613	1,859,535

Total expenses	2,213,458	2,428,956	5,077,132	8,041,067

Net loss	$ (212,453)	$ (383,763)	$ (609,068)	$ (1,093,812)

Other partners' share of net loss	$ (2,873)	$ (4,282)	$ (7,847)	$ (12,588)

Gateway's share of net loss	$ (209,580)	$ (379,481)	$ (601,221)	$ (1,081,224)
Suspended losses	209,580	379,481	601,221	1,081,224

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ -

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of September 30, 2010, Gateway has sold or otherwise disposed of its interest in 85 Project Partnerships (16 in Series 2, 15 in Series 3, 23 in Series 4, 20 in Series 5 and 11 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2011 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
August 2010	Richland Elderly	$ 27,075	$ 4.41	$ 27,075	$ -
August 2010	Pearson Elderly	19,874	3.24	19,874	-
August 2010	Mount Vernon Elderly	16,675	2.72	16,675	-
August 2010	Lakeland Elderly	23,075	3.76	23,075	-
September 2010	Hartwell Family	1,500	0.24	-	1,500
September 2010	Deerfield II	1,975	0.32	-	1,975
				$ 86,699	$ 3,475

The net proceeds per BAC from the sales of Richland Elderly, Pearson Elderly, Mount Vernon Elderly and Lakeland Elderly are a component of the Distribution Payable on the Balance Sheet as of September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

In accordance with GAAP, although the sales of Hartwell Family and Deerfield II were consummated on or prior to September 30, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $5,000 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.  The deferred gain of $3,475 will be recognized on the fiscal year 2011 third quarter Statement of Operations.

Series 3

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
August 2010	Heritage Villas	$ 19,875	$ 3.64	$ 19,875	$ -
September 2010	Nowata Properties	87,294	16.00	-	87,294
September 2010	Poteau Properties II	142,615	26.14	-	142,615
September 2010	Roland Properties II	142,615	26.14	-	142,615
September 2010	Sallisaw Properties	142,615	26.14	-	142,615
September 2010	Stilwell Properties	131,551	24.11	-	131,551
September 2010	Waldron Properties	65,162	11.94	-	65,162
				$ 19,875	$ 711,852

The net proceeds per BAC from the sale of Heritage Villas are a component of the Distribution Payable on the Balance Sheet as of September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 3 Assignees in a subsequent quarter.

In accordance with GAAP, although the sales of Nowata Properties, Poteau Properties II, Roland Properties II, Sallisaw Properties, Stilwell Properties and Waldron Properties were consummated on or prior to September 30, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $719,207 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 3 Assignees in a subsequent quarter.  The deferred gain of $711,852 will be recognized on the fiscal year 2011 third quarter Statement of Operations.

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
September 2010	Stilwell Properties II	$ 142,615	$ 20.62	$ -	$ 142,615
September 2010	Westville Properties	98,356	14.22	-	98,356
September 2010	Spring Hill Senior Housing	65,365	9.45	-	65,365
				$ -	$ 306,336

In accordance with GAAP, although the sales of Stilwell Properties II, Westville Properties and Spring Hill Senior  Housing were consummated on or prior to September 30, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $309,811 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent quarter.  The deferred gain of $306,336 will be recognized on the fiscal year 2011 third quarter Statement of Operations.

Series 5

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
April 2010	Alma Properties	$ 65,161	$ 7.56	$ 65,161	$ -
July 2010	Carrollton Club	106,140	12.32	-	106,140
August 2010	Crawford Rental Housing	19,875	2.31	19,875	-
August 2010	Greensboro Properties I	19,075	2.21	19,075	-
August 2010	Greensboro Properties II	25,475	2.96	25,475	-
				$ 129,586	$ 106,140

The net proceeds per BAC from the sales of Alma Properties, Crawford Rental Housing, Greensboro Properties I and Greensboro Properties II are a component of the Distribution Payable on the Balance Sheet as of September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

In accordance with GAAP, although the sale of Carrollton Club was consummated on or prior to September 30, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $107,000 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.  The deferred gain of $106,140 will be recognized on the fiscal year 2011 third quarter Statement of Operations.

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
April 2010	Logan Place L.P.	$ 62,250	$ 6.16	$ 62,250	$ -
August 2010	Lancaster House	110,000	10.89	110,000	-
				$ 172,250	$ -

The net proceeds per BAC from the sales of Logan Place L.P. and Lancaster House are a component of the Distribution Payable on the Balance Sheet as of September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent quarter.

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
				$ 331,632

The net proceeds per BAC from the sale of Charleston Properties, Pocola Properties, Sallisaw Properties II, and Lewiston Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

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

In accordance with GAAP, although the sale of Blackshear Apartments, L.P., Phase II was consummated on or prior to March 31, 2010, the gain on the sale was deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $152,032 which was included in Receivable – Other on the March 31, 2010 Balance Sheet and received in April 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.  The deferred gain of $151,377 was recognized in the Statement of Operations for the six months ended September 30, 2010.

The net proceeds per BAC from the sale of Blackshear Apartments, L.P., Phase II, Woodcrest Associates of South Boston, Pine Terrace Apartments, L.P., Shellman Housing, L.P., Crisp Properties, L.P., Village Apartments of Effingham, and Village Apartments of Seymour II are a component of the Distribution Payable on the Balance Sheet as of September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
	Other, net (see below)	$ -	$ -	$ 2,000
$ 2,000

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $2,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in a prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent quarter

NOTE 6 – SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of June 30, 2010 for each Significant Project Partnership:

Series 2
	Springwood Apartments	Cherrytree Apartments
Rental and other income	$ 96,042	$ 83,475
Gross profit	32,070	29,433
Net Income (Loss)	$ 89	$ (265)

Series 3
Countrywood Apartments
Rental and other income	$ 87,655
Gross profit	19,604
Net Loss	$ (21,431)

Series 4
	Wynnwood Common	Piedmont Development
Rental and other income	$ 98,255	$ 78,273
Gross profit	30,732	11,908
Net Loss	$ (4,288)	$ (17,939)

Series 5
Yorkshire Retirement Village
Rental and other income	$ 138,715
Gross profit	23,820
Net Loss	$ (27,646)

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

The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 (the “Act”) mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas, and the provisions of the Act have been implemented by Gateway.

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased $28,376 from $59,151 for the six months ended September 30, 2009 to $30,775 for the six months ended September 30, 2010.  The decrease in distribution income is a result of fewer Project Partnerships invested in by Gateway.  As of September 30, 2010, Gateway has an investment in 63 Project Partnerships as compared to 98 Project Partnerships held as of September 30, 2009.

Total expenses of Gateway were $272,127 for the six months ended September 30, 2010, a decrease of $64,977 as compared to the six months ended September 30, 2009 total expenses of $337,104.  The decrease results primarily from decreases in asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships.  Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships.

Gain on Sale of Project Partnerships was $559,787 for the six months ended September 30, 2010 compared to $16,567 for the six months ended September 30, 2009.  As more fully discussed within this MD&A, 23 Project Partnership investments were sold during the first six months of fiscal year 2011 as compared to the first six months of fiscal year 2010 when one Project Partnership investment was sold.  The $559,787 gain recognized in the six months ended September 30, 2010 consists of $408,410 related to the sale of eleven properties during 2011 and the recognition of $151,377 deferred gain on the March 2010 sale of Blackshear Apartments, L.P., Phase II.  The gain on the sale of twelve properties totaling $1,127,803 was deferred.  The amount of the gain or loss from the sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Interest income increased $48 from $52 for the six months ended September 30, 2009 to $100 for the six months ended September 30, 2010.  The change in interest income results from the fluctuation of interest rates on short-term investments over this period. Interest income is generally one source of funds available to pay administrative costs of Gateway.

Liquidity and Capital Resources

The capital resources of each Series are used to pay General and Administrative operating costs including personnel, supplies, data processing, travel, legal, and accounting and audit fees associated with the administration and monitoring of Gateway and the Project Partnerships.  The capital resources are also used to pay the Asset Management Fee due the Managing General Partner, but only to the extent that Gateway’s remaining resources are sufficient to fund Gateway’s ongoing needs.  Payment of any Asset Management Fee unpaid at the time Gateway sells its interests in the Project Partnerships is subordinated to the investors’ return of their original capital contribution.

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

In total, Gateway reported net income of $318,535 from operations for the six months ended September 30, 2010.  Cash and Cash Equivalents increased by $358,989.  Of the Cash and Cash Equivalents on hand as of September 30, 2010 and March 31, 2010, $1,318,962 and $759,175 are payable to certain Series’ Assignees arising from the sale of Project Partnerships.  Distributions will occur to those certain Assignees in a subsequent quarter, less the applicable state tax withholding.  After consideration of these sales proceeds, Cash and Cash Equivalents decreased $200,798 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  Equity in Loss of Project Partnerships for the six months ended September 30, 2010 and 2009 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2010 and 2009, Gateway’s share of the Project Partnerships’ net loss was $65,881 and $176,474 generated from Rental and other income of $469,866 and $1,094,526, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $111,798 and $283,921 for the six months ended June 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2010, the Series had $512,151 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net gain of $48,842 for the six months ended September 30, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $31,126.  Cash provided by investing activities totaled $92,181 consisting of $5,482 in cash distributions from the Project Partnerships and $86,699 from Net Proceeds from Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  Equity in Loss of Project Partnerships for the six months ended September 30, 2010 and 2009 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2010 and 2009, Gateway’s share of the Project Partnerships’ net loss was $66,816 and $152,041 generated from Rental and other income of $522,997 and $1,077,462, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $149,644 and $324,329 for the six months ended June 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

At September 30, 2010, the Series had $101,315 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $26,872 for the six months ended September 30, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $30,706.  Cash provided by investing activities totaled $19,875 consisting of $19,875 from Net Proceeds from Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  Equity in Loss of Project Partnerships for the six months ended September 30, 2010 and 2009 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2010 and 2009, Gateway’s share of the Project Partnerships’ net loss was $48,150 and $84,635 generated from Rental and other income of $363,348 and $647,000, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $94,665 and $179,028 for the six months ended June 30, 2010 and 2009, respectively.  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2010, the Series had $150,265 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $30,555 for the six months ended September 30, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $29,544.  Cash provided by investing activities totaled $4,486 consisting of $4,486 in cash distributions from the Project Partnerships.

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  Equity in Loss of Project Partnerships for the six months ended September 30, 2010 and 2009 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2010 and 2009, Gateway’s share of the Project Partnerships’ net loss was $210,794 and $288,593 generated from Rental and other income of $1,110,848 and $2,083,074, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $286,912 and $533,569 for the six months ended June 30, 2010 and 2009, respectively.  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2010, the Series had $709,574 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $247,144 for the six months ended September 30, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $58,334.  Cash provided by investing activities totaled $288,861 consisting of $7,898 in cash distributions from the Project Partnerships and $280,963 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  There were no cash financing activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  Equity in Loss of Project Partnerships for the six months ended September 30, 2010 and 2009 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2010 and 2009, Gateway’s share of the Project Partnerships’ net loss was $209,580 and $379,481 generated from Rental and other income of $2,001,005 and $2,045,193, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $495,594 and $538,688 for the six months ended June 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2010, the Series had $332,968 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net gain of $79,976 for the six months ended September 30, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $81,863.  Cash provided by investing activities totaled $185,159 consisting of $12,909 in cash distributions from the Project Partnerships and $172,250 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  There were no cash financing activities.

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

As of September 30, 2010, Gateway holds a limited partner interest in 63 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  6 Project Partnerships for Series 2, 8 Project Partnerships for Series 3, 6 Project Partnerships for Series 4, 16 Project Partnerships for Series 5, and 27 Project Partnerships for Series 6.  Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of September 30, 2010, 85 of the Project Partnerships have been sold or otherwise disposed of (16 in Series 2, 15 in Series 3, 23 in Series 4, 20 in Series 5, and 11 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  During the quarter-ended September 30, 2010, Gateway sold or otherwise disposed of its interest in 21 Project Partnerships (6 in Series 2, 7 in Series 3, 3 in Series 4, 4 in Series 5, and 1 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2011 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
August 2010	Richland Elderly	$ 27,075	$ 4.41	$ 27,075	$ -
August 2010	Pearson Elderly	19,874	3.24	19,874	-
August 2010	Mount Vernon Elderly	16,675	2.72	16,675	-
August 2010	Lakeland Elderly	23,075	3.76	23,075	-
September 2010	Hartwell Family	1,500	0.24	-	1,500
September 2010	Deerfield II	1,975	0.32	-	1,975
				$ 86,699	$ 3,475

The net proceeds per BAC from the sales of Richland Elderly, Pearson Elderly, Mount Vernon Elderly and Lakeland Elderly are a component of the Distribution Payable on the Balance Sheet as of September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

In accordance with GAAP, although the sales of Hartwell Family and Deerfield II were consummated on or prior to September 30, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $5,000 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.  The deferred gain of $3,475 will be recognized on the fiscal year 2011 third quarter Statement of Operations.

Series 3

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
August 2010	Heritage Villas	$ 19,875	$ 3.64	$ 19,875	$ -
September 2010	Nowata Properties	87,294	16.00	-	87,294
September 2010	Poteau Properties II	142,615	26.14	-	142,615
September 2010	Roland Properties II	142,615	26.14	-	142,615
September 2010	Sallisaw Properties	142,615	26.14	-	142,615
September 2010	Stilwell Properties	131,551	24.11	-	131,551
September 2010	Waldron Properties	65,162	11.94	-	65,162
				$ 19,875	$ 711,852

The net proceeds per BAC from the sale of Heritage Villas are a component of the Distribution Payable on the Balance Sheet as of September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 3 Assignees in a subsequent quarter.

In accordance with GAAP, although the sales of Nowata Properties, Poteau Properties II, Roland Properties II, Sallisaw Properties, Stilwell Properties and Waldron Properties were consummated on or prior to September 30, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $719,207 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 3 Assignees in a subsequent quarter.  The deferred gain of $711,852 will be recognized on the fiscal year 2011 third quarter Statement of Operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
September 2010	Stilwell Properties II	$ 142,615	$ 20.62	$ -	$ 142,615
September 2010	Westville Properties	98,356	14.22	-	98,356
September 2010	Spring Hill Senior Housing	65,365	9.45	-	65,365
				$ -	$ 306,336

In accordance with GAAP, although the sales of Stilwell Properties II, Westville Properties and Spring Hill Senior  Housing were consummated on or prior to September 30, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $309,811 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent quarter.  The deferred gain of $306,336 will be recognized on the fiscal year 2011 third quarter Statement of Operations.

Series 5

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
April 2010	Alma Properties	$ 65,161	$ 7.56	$ 65,161	$ -
July 2010	Carrollton Club	106,140	12.32	-	106,140
August 2010	Crawford Rental Housing	19,875	2.31	19,875	-
August 2010	Greensboro Properties I	19,075	2.21	19,075	-
August 2010	Greensboro Properties II	25,475	2.96	25,475	-
				$ 129,586	$ 106,140

The net proceeds per BAC from the sales of Alma Properties, Crawford Rental Housing, Greensboro Properties I and Greensboro Properties II are a component of the Distribution Payable on the Balance Sheet as of September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

In accordance with GAAP, although the sale of Carrollton Club was consummated on or prior to September 30, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $107,000 which is included in Receivable – Other on the Balance Sheet and has been subsequently received in October 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.  The deferred gain of $106,140 will be recognized on the fiscal year 2011 third quarter Statement of Operations.

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
April 2010	Logan Place L.P.	$ 62,250	$ 6.16	$ 62,250	$ -
August 2010	Lancaster House	110,000	10.89	110,000	-
				$ 172,250	$ -

The net proceeds per BAC from the sales of Logan Place L.P. and Lancaster House are a component of the Distribution Payable on the Balance Sheet as of September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent quarter.

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
				$ 331,632

The net proceeds per BAC from the sale of Charleston Properties, Pocola Properties, Sallisaw Properties II, and Lewiston Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

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

In accordance with GAAP, although the sale of Blackshear Apartments, L.P., Phase II was consummated on or prior to March 31, 2010, the gain on the sale was deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $152,032 which was included in Receivable – Other on the March 31, 2010 Balance Sheet and received in April 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.  The deferred gain of $151,377 was recognized in the Statement of Operations for the six months ended September 30, 2010.

The net proceeds per BAC from the sale of Blackshear Apartments, L.P., Phase II, Woodcrest Associates of South Boston, Pine Terrace Apartments, L.P., Shellman Housing, L.P., Crisp Properties, L.P., Village Apartments of Effingham, and Village Apartments of Seymour II are a component of the Distribution Payable on the Balance Sheet as of September 30, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

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

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of September 30, 2010:

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 2

Cherrytree Apartments	Springwood Apartments

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $66,000, or $10.76 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 2 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 4

Wynnwood Common Associates

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sale amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership is estimated to be $32,000, or $4.63 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 4 Assignees subsequent to the closing of this sales transaction which would most likely occur within the next two years.

Series 5

Clayton Properties	Mill Creek Properties V
Spring Hill Housing, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $328,000, or $38.07 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 5 Assignees subsequent to the closing of these sales transactions which would most likely occur within the next two years.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: November 12, 2010	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: November 12, 2010	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer