Form 10-Q
period 2010-12-31
GATEWAY TAX CREDIT FUND II LTD
filed 2011-02-11
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2010	2010	2010	2010	2010	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 620,096	$ 451,096	$ 923,521	$ 112,146	$ 455,649	$ 175,323
Receivable - Other	-	-	-	-	-	-

Total Current Assets	620,096	451,096	923,521	112,146	455,649	175,323

Total Assets	$ 620,096	$ 451,096	$ 923,521	$ 112,146	$ 455,649	$ 175,323

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 5,488	$ 7,689	$ 21,759	$ 17,558	$ 2,501	$ 7,778
Distribution Payable	540,430	347,753	836,864	3,249	309,828	3,492
Deferred Gain on Sale of Project Partnerships	-	-	-	-	-	-

Total Current Liabilities	545,918	355,442	858,623	20,807	312,329	11,270

Long-Term Liabilities:
Payable to General Partners	874,619	855,054	737,016	714,133	900,935	886,846

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 6,136, 5,456, and 6,915
for Series 2, 3, and 4, respectively, have been
issued at December 31, 2010 and March 31, 2010	(944,951)	(902,393)	(680,444)	(622,304)	(765,088)	(727,551)
General Partners	144,510	142,993	8,326	(490)	7,473	4,758

Total Partners' Deficit	(800,441)	(759,400)	(672,118)	(622,794)	(757,615)	(722,793)

Total Liabilities and Partners' Deficit	$ 620,096	$ 451,096	$ 923,521	$ 112,146	$ 455,649	$ 175,323

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2010	2010	2010	2010	2010	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 1,249,980	$ 479,047	$ 563,997	$ 229,672	$ 3,813,243	$ 1,447,284
Receivable - Other	-	152,032	-	-	-	152,032

Total Current Assets	1,249,980	631,079	563,997	229,672	3,813,243	1,599,316

Total Assets	$ 1,249,980	$ 631,079	$ 563,997	$ 229,672	$ 3,813,243	$ 1,599,316

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$ 9,428	$ 53,803	$ 5,532	$ 31,445	$ 44,708	$ 118,273
Distribution Payable	1,218,084	403,226	410,569	1,455	3,315,775	759,175
Deferred Gain on Sale of Project Partnerships	-	151,377	-	-	-	151,377

Total Current Liabilities	1,227,512	608,406	416,101	32,900	3,360,483	1,028,825

Long-Term Liabilities:
Payable to General Partners	943,673	906,074	1,331,237	1,273,112	4,787,480	4,635,219

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 8,616 and 10,105 for
Series 5 and 6, respectively, have been
issued at December 31, 2010 and March 31, 2010	(932,960)	(887,385)	(1,187,422)	(1,076,356)	(4,510,865)	(4,215,989)
General Partners	11,755	3,984	4,081	16	176,145	151,261

Total Partners' Deficit	(921,205)	(883,401)	(1,183,341)	(1,076,340)	(4,334,720)	(4,064,728)

Total Liabilities and Partners' Deficit	$ 1,249,980	$ 631,079	$ 563,997	$ 229,672	$ 3,813,243	$ 1,599,316

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 1,569	$ 3,442	$ 2,800	$ 2,552	$ 1,561	$ 268
Total Revenues	1,569	3,442	2,800	2,552	1,561	268

Expenses:
Asset Management Fee - General Partner	4,483	10,769	4,163	9,433	3,320	6,008
General and Administrative:
General Partner	-	10,343	-	10,903	-	6,542
Other	289	(295)	1,243	3,168	2,524	3,329

Total Expenses	4,772	20,817	5,406	23,504	5,844	15,879

Loss Before Gain on Sale of Project Partnerships
and Other Income	(3,203)	(17,375)	(2,606)	(20,952)	(4,283)	(15,611)
Gain on Sale of Project Partnerships	105,978	315,065	813,740	-	306,336	2,000
Interest Income	19	4	29	3	16	5

Net Income (Loss)	$ 102,794	$ 297,694	$ 811,163	$ (20,949)	$ 302,069	$ (13,606)

Allocation of Net Income (Loss):
Assignees	$ 101,765	$ 294,717	$ 803,026	$ (20,740)	$ 299,048	$ (13,470)
General Partners	1,029	2,977	8,137	(209)	3,021	(136)

	$ 102,794	$ 297,694	$ 811,163	$ (20,949)	$ 302,069	$ (13,606)
Net Income (Loss) Per Beneficial
Assignee Certificate	$ 16.58	$ 48.03	$ 147.18	$ (3.80)	$ 43.25	$ (1.95)
Number of Beneficial Assignee
Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 5,119	$ 7,339	$ 4,527	$ 6,313	$ 15,576	$ 19,914
Total Revenues	5,119	7,339	4,527	6,313	15,576	19,914

Expenses:
Asset Management Fee - General Partner	9,976	19,204	17,662	20,349	39,604	65,763
General and Administrative:
General Partner	-	18,372	-	21,079	-	67,239
Other	(839)	2,535	1,605	4,118	4,822	12,855

Total Expenses	9,137	40,111	19,267	45,546	44,426	145,857

Loss Before Equity in Loss of Project Partnerships
and Other Income	(4,018)	(32,772)	(14,740)	(39,233)	(28,850)	(125,943)
Gain on Sale of Project Partnerships	533,895	144,815	236,864	-	1,996,813	461,880
Interest Income	33	2	13	7	110	21

Net Income (Loss)	$ 529,910	$ 112,045	$ 222,137	$ (39,226)	$ 1,968,073	$ 335,958

Allocation of Net Income (Loss):
Assignees	$ 524,611	$ 110,132	$ 219,769	$ (38,834)	$ 1,948,219	$ 331,805
General Partners	5,299	1,913	2,368	(392)	19,854	4,153

	$ 529,910	$ 112,045	$ 222,137	$ (39,226)	$ 1 ,968,073	$ 335,958
Net Income (Loss) Per Beneficial
Assignee Certificate	$ 60.89	$ 12.78	$ 21.75	$ (3.84)
Number of Beneficial Assignee
Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 7,051	$ 11,088	$ 2,800	$ 16,045	$ 6,047	$ 6,925
Total Revenues	7,051	11,088	2,800	16,045	6,047	6,925

Expenses:
Asset Management Fee - General Partner	19,564	33,761	22,884	28,299	14,089	18,023
General and Administrative:
General Partner	17,692	33,700	23,522	31,655	14,667	20,377
Other	10,883	7,603	5,754	14,974	12,139	16,824

Total Expenses	48,139	75,064	52,160	74,928	40,895	55,224

Loss Before Gain on Sale of Project Partnerships
and Other Income	(41,088)	(63,976)	(49,360)	(58,883)	(34,848)	(48,299)
Gain on Sale of Project Partnerships	192,677	331,632	833,615	-	306,336	2,000
Interest Income	47	12	36	11	26	19

Net Income (Loss)	$ 151,636	$ 267,668	$ 784,291	$ (58,872)	$ 271,514	$ (46,280)

Allocation of Net Income (Loss):
Assignees	$ 150,119	$ 264,991	$ 775,475	$ (58,283)	$ 268,799	$ (45,817)
General Partners	1,517	2,677	8,816	(589)	2,715	(463)

	$ 151,636	$ 267,668	$ 784,291	$ (58,872)	$ 271,514	$ (46,280)
Net Income (Loss) Per Beneficial
Assignee Certificate	$ 24.47	$ 43.19	$ 142.13	$ (10.68)	$ 38.87	$ (6.63)
Number of Beneficial Assignee
Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2010	2009	2010	2009	2010	2009
Revenues:
Distribution Income	$ 13,017	$ 21,968	$ 17,436	$ 23,039	$ 46,351	$ 79,065
Total Revenues	13,017	21,968	17,436	23,039	46,351	79,065

Expenses:
Asset Management Fee - General Partner	37,598	57,612	58,126	61,049	152,261	198,744
General and Administrative:
General Partner	-	57,110	48,672	61,200	104,553	204,042
Other	13,296	19,320	17,667	21,454	59,739	80,175

Total Expenses	50,894	134,042	124,465	143,703	316,553	482,961

Loss Before Gain on Sale of Project Partnerships
and Other Income	(37,877)	(112,074)	(107,029)	(120,664)	(270,202)	(403,896)
Gain on Sale of Project Partnerships	814,858	144,815	409,114	-	2,556,600	478,447
Interest Income	73	7	28	24	210	73

Net Income (Loss)	$ 777,054	$ 32,748	$ 302,113	$ (120,640)	$ 2,286,608	$ 74,624

Allocation of Net Income (Loss):
Assignees	$ 769,283	$ 31,628	$ 298,048	$ (119,434)	$ 2,261,724	$ 73,085
General Partners	7,771	1,120	4,065	(1,206)	24,884	1,539

	$ 777,054	$ 32,748	$ 302,113	$ (120,640)	$ 2,286,608	$ 74,624
Net Income (Loss) Per Beneficial
Assignee Certificate	$ 89.29	$ 3.67	$ 29.50	$ (11.82)
Number of Beneficial Assignee
Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2009	$ (817,096)	$ 140,505	$ (676,591)	$ (539,371)	$ 348	$ (539,023)

Net Income (Loss)	264,991	2,677	267,668	(58,283)	(589)	(58,872)

Distributions	(331,632)	-	(331,632)	-	-	-

Balance at December 31, 2009	$ (883,737)	$ 143,182	$ (740,555)	$ (597,654)	$ (241)	$ (597,895)

Balance at March 31, 2010	$ (902,393)	$ 142,993	$ (759,400)	$ (622,304)	$ (490)	$ (622,794)

Net Income (Loss)	150,119	1,517	151,636	775,475	8,816	784,291

Distributions	(192,677)	-	(192,677)	(833,615)	-	(833,615)

Balance at December 31, 2010	$ (944,951)	$ 144,510	$ (800,441)	$ (680,444)	$ 8,326	$ (672,118)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2009	$ (663,078)	$ 5,389	$ (657,689)	$ (742,574)	$ 320	$ (742,254)

Net Income (Loss)	(45,817)	(463)	(46,280)	31,628	1,120	32,748

Distributions	(2,000)	-	(2,000)	(144,815)	-	(144,815)

Balance at December 31, 2009	$ (710,895)	$ 4,926	$ (705,969)	$ (855,761)	$ 1,440	$ (854,321)

Balance at March 31, 2010	$ (727,551)	$ 4,758	$ (722,793)	$ (887,385)	$ 3,984	$ (883,401)

Net Income (Loss)	268,799	2,715	271,514	769,283	7,771	777,054

Distributions	(306,336)	-	(306,336)	(814,858)	-	(814,858)

Balance at December 31, 2010	$ (765,088)	$ 7,473	$ (757,615)	$ (932,960)	$ 11,755	$ (921,205)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2009	$ (912,084)	$ 1,223	$ (910,861)	$ (3,674,203)	$ 147,785	$ (3,526,418)

Net Income (Loss)	(119,434)	(1,206)	(120,640)	73,085	1,539	74,624

Distributions	-	-	-	(478,447)	-	(478,447)

Balance at December 31, 2009	$ (1,031,518)	$ 17	$ (1,031,501)	$ (4,079,565)	$ 149,324	$ (3,930,241)

Balance at March 31, 2010	$ (1,076,356)	$ 16	$ (1,076,340)	$ (4,215,989)	$ 151,261	$ (4,064,728)

Net Income (Loss)	298,048	4,065	302,113	2,261,724	24,884	2,286,608

Distributions	(409,114)	-	(409,114)	(2,556,600)	-	(2,556,600)

Balance at December 31, 2010	$ (1,187,422)	$ 4,081	$ (1,183,341)	$ (4,510,865)	$ 176,145	$ (4,334,720)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 2		SERIES 3
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ 151,636	$ 267,668	$ 784,291	$ (58,872)
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Gain on Sale of Project Partnerships	(192,677)	(331,632)	(833,615)	-
Distribution Income	(7,051)	(11,088)	(2,800)	(16,045)
Changes in Operating Assets and Liabilities:
Increase in Payable to General Partners	17,364	30,867	27,084	25,729
Net Cash Used in Operating Activities	(30,728)	(44,185)	(25,040)	(49,188)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	7,051	11,088	2,800	16,045
Net Proceeds from Sale of Project Partnerships	192,677	331,632	833,615	-
Net Cash Provided by Investing Activities	199,728	342,720	836,415	16,045

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	-	-	-
Net Cash Used in Financing Activities	-	-	-	-

Increase (Decrease) in Cash and Cash Equivalents	169,000	298,535	811,375	(33,143)
Cash and Cash Equivalents at Beginning of Year	451,096	161,708	112,146	148,892

Cash and Cash Equivalents at End of Period	$ 620,096	$ 460,243	$ 923,521	$ 115,749

Supplemental disclosure of non-cash activities:
Increase (Decrease) in Distribution Payable	$ 192,677	$ 331,632	$ 833,615	$ -
Distribution to Assignees	(192,677)	(331,632)	(833,615)	-
Increase in Receivable - Other	-	-	-	-
Increase in Deferred Gain on Sale of Project Partnerships	-	-	-	-
Decrease in Payable to General Partners	-	-	-	-
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 4		SERIES 5
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ 271,514	$ (46,280)	$ 777,054	$ 32,748
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Gain on Sale of Project Partnerships	(306,336)	(2,000)	(814,858)	(144,815)
Distribution Income	(6,047)	(6,925)	(13,017)	(21,968)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	8,812	13,501	(6,121)	77,264
Net Cash Used in Operating Activities	(32,057)	(41,704)	(56,942)	(56,771)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	6,047	6,925	13,017	21,968
Net Proceeds from Sale of Project Partnerships	306,336	2,000	814,858	144,815
Net Cash Provided by Investing Activities	312,383	8,925	827,875	166,783

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	(191,200)	-	-
Net Cash Used in Financing Activities	-	(191,200)	-	-

Increase (Decrease) in Cash and Cash Equivalents	280,326	(223,979)	770,933	110,012
Cash and Cash Equivalents at Beginning of Year	175,323	408,013	479,047	107,240

Cash and Cash Equivalents at End of Period	$ 455,649	$ 184,034	$ 1,249,980	$ 217,252

Supplemental disclosure of non-cash activities:
Increase (Decrease) in Distribution Payable	$ 306,336	$ -	$ 814,858	$ 145,231
Distribution to Assignees	(306,336)	-	(814,858)	(145,231)
Increase in Receivable - Other	-	-	-	(124,273)
Increase in Deferred Gain on Sale of Project Partnerships	-	-	-	122,273
Increase in Payable to General Partners	-	-	-	2,000
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	SERIES 6		TOTAL SERIES 2 - 6
	2010	2009	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$ 302,113	$ (120,640)	$ 2,286,608	$ 74,624
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Gain on Sale of Project Partnerships	(409,114)	-	(2,556,600)	(478,447)
Distribution Income	(17,436)	(23,039)	(46,351)	(79,065)
Changes in Operating Assets and Liabilities:
Increase in Payable to General Partners	32,212	56,638	79,351	203,999
Net Cash Used in Operating Activities	(92,225)	(87,041)	(236,992)	(278,889)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	17,436	23,039	46,351	79,065
Net Proceeds from Sale of Project Partnerships	409,114	-	2,556,600	478,447
Net Cash Provided by Investing Activities	426,550	23,039	2,602,951	557,512

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	(131,062)	-	(322,262)
Net Cash Used in Financing Activities	-	(131,062)	-	(322,262)

Increase (Decrease) in Cash and Cash Equivalents	334,325	(195,064)	2,365,959	(43,639)
Cash and Cash Equivalents at Beginning of Year	229,672	427,375	1,447,284	1,253,228

Cash and Cash Equivalents at End of Period	$ 563,997	$ 232,311	$ 3,813,243	$ 1,209,589

Supplemental disclosure of non-cash activities:
Increase (Decrease) in Distribution Payable	$ 409,114	$ (545)	$ 2,556,600	$ 477,408
Distribution to Assignees	(409,114)	-	(2,556,600)	(476,863)
Increase in Receivable - Other	-	-	-	(124,273)
Increase in Deferred Gain on Sale of Project Partnerships	-	-	-	122,273
Increase (Decrease) in Payable to General Partners	-	545	-	1,455
	$ -	$ -	$ -	$ -

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. (“Gateway”), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of December 31, 2010, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the “Assignees”).  The fiscal year of Gateway for reporting purposes ends on March 31.

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

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively, had been issued as of December 31, 2010.  Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss. Gateway has concluded that any residual value of the Project Partnerships given the Tax Credit market conditions could not be practicably determined.  As a result, Gateway does not include estimates of residual value of the Project Partnerships from the recoverability portion of its impairment analysis.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 – Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during each of the nine-month periods ended December 31, 2010 and 2009.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the nine-month periods ended December 31, 2010 and December 31, 2009.

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

Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the power to direct the activities of the entity that most significantly affect its economic performance, (ii) the obligation to absorb the expected losses or the right to receive the expected benefits of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. GAAP requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  Determination of the primary beneficiary of each VIE requires judgment and is based on an analysis of control of the entity and economic factors.  A VIE would be required to be consolidated if it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could possibly be significant to the VIE.  In the design of Project Partnership VIEs, the overriding concept centers around the premise that the limited partner invests solely for tax attributes associated with the property held by the VIE, while the general partner of the Project Partnership is responsible for overseeing its operations.  Based upon its analysis of all the relevant facts and considerations, Gateway has concluded that the general partner of the Project Partnership has the power to direct the activities of the Project Partnership that most significantly impact its economic performance, and the obligation to absorb losses or receive benefits that could be significant to the Project Partnership and therefore, Gateway is not the primary beneficiary.

Gateway holds variable interests in 43 VIEs, which consist of Project Partnerships, of which Gateway is not the primary beneficiary.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $7,293,446 at December 31, 2010.  Over the course of the investment and Tax Credit Cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit Cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $0.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide future financial support to the Project Partnerships.

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

For the nine months ended December 31, 2010 and 2009, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2010	2009
Series 2	$ 19,564	$ 33,761
Series 3	22,884	28,299
Series 4	14,089	18,023
Series 5	37,598	57,612
Series 6	58,126	61,049
Total	$ 152,261	$ 198,744

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.  During fiscal year 2011, the Managing General Partner ceased further allocations of General and Administrative expenses to Gateway.

	2010	2009
Series 2	$ 17,692	$ 33,700
Series 3	23,522	31,655
Series 4	14,667	20,377
Series 5	-	57,110
Series 6	48,672	61,200
Total	$ 104,553	$ 204,042

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 5, Summary of Disposition Activities herein.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

     As of December 31, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 2 - 0, Series 3 - 0, and Series 4 - 6) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2010	2010	2010	2010	2010	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ -	$ 2,073,022	$ -	$ 2,494,974	$ 809,456	$ 1,402,420

Cumulative equity in losses of Project
Partnerships (1)	-	(2,162,502)	-	(2,675,808)	(849,257)	(1,479,274)

Cumulative distributions received from
Project Partnerships	-	(34,090)	-	(93,673)	(29,665)	(42,900)

Investment in Project Partnerships before
Adjustment	-	(123,570)	-	(274,507)	(69,466)	(119,754)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	-	161,803	-	318,739	89,059	147,412
Accumulated amortization of acquisition
fees and expenses	-	(38,233)	-	(44,232)	(19,593)	(27,658)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $0 in Series 2, $0 in Series 3, and $1,501,609 in Series 4 for the period ended December 31, 2010; and cumulative suspended losses of $3,381,882 in Series 2, $6,220,928 in Series 3, and $2,694,245 in Series 4 for the year ended March 31, 2010 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     As of December 31, 2010, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 12 and Series 6 - 25) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2010	2010	2010	2010	2010	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$ 1,951,046	$ 3,729,876	$ 4,532,944	$ 5,424,795	$ 7,293,446	$ 15,125,087

Cumulative equity in losses of Project
Partnerships (1)	(1,978,254)	(3,886,172)	(4,661,281)	(5,590,369)	(7,488,792)	(15,794,125)

Cumulative distributions received from
Project Partnerships	(95,985)	(121,537)	(152,419)	(191,505)	(278,069)	(483,705)

Investment in Project Partnerships before
Adjustment	(123,193)	(277,833)	(280,756)	(357,079)	(473,415)	(1,152,743)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	202,650	385,181	455,613	557,032	747,322	1,570,167
Accumulated amortization of acquisition
fees and expenses	(79,457)	(107,348)	(152,018)	(177,114)	(251,068)	(394,585)

Reserve for Impairment of Investment in
Project Partnerships	-	-	(22,839)	(22,839)	(22,839)	(22,839)

Investments in Project Partnerships	$ -	$ -	$ -	$ -	$ -	$ -

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $2,785,486 in Series 5 and $4,954,800 in Series 6 for the period ended December 31, 2010; and cumulative suspended losses of $6,427,740 in Series 5 and $5,680,549 in Series 6 for the year ended March 31, 2010 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below are the summarized balance sheets for the Project Partnerships of Series 2 and Series 3 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 2		SERIES 3
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ -	$ 1,087,599	$ -	$ 1,669,967
Investment properties, net	-	5,586,489	-	4,510,137
Other assets	-	21,290	-	82,709
Total assets	$ -	$ 6,695,378	$ -	$ 6,262,813

Liabilities and Partners' Deficit:
Current liabilities	$ -	$ 415,507	$ -	$ 268,155
Long-term debt	-	10,092,682	-	12,616,228
Total liabilities	-	10,508,189	-	12,884,383

Partners' equity (deficit)
Limited Partner	-	(3,540,484)	-	(6,819,191)
General Partners	-	(272,327)	-	197,621
Total partners' deficit	-	(3,812,811)	-	(6,621,570)

Total liabilities and partners' deficit	$ -	$ 6,695,378	$ -	$ 6,262,813

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ -	$ 1,166,771	$ -	$ 1,621,638
Expenses:
Operating expenses	-	988,387	-	1,236,322
Interest expense	-	163,425	-	187,996
Depreciation and amortization	-	290,828	-	486,494

Total expenses	-	1,442,640	-	1,910,812

Net loss	$ -	$ (275,869)	$ -	$ (289,174)

Other partners' share of net loss	$ -	$ (2,759)	$ -	$ (2,892)

Gateway's share of net loss	$ -	$ (273,110)	$ -	$ (286,282)
Suspended losses	-	273,110	-	286,282

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ -

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below are the summarized balance sheets for the Project Partnerships of Series 4 and Series 5 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 4		SERIES 5
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 602,765	$ 1,079,083	$ 1,425,415	$ 2,763,214
Investment properties, net	2,369,173	3,731,574	5,500,583	11,932,523
Other assets	10,651	17,658	4,899	28,741
Total assets	$ 2,982,589	$ 4,828,315	$ 6,930,897	$ 14,724,478

Liabilities and Partners' Deficit:
Current liabilities	$ 145,765	$ 201,716	$ 181,822	$ 588,146
Long-term debt	4,522,887	7,292,474	9,925,458	21,464,260
Total liabilities	4,668,652	7,494,190	10,107,280	22,052,406

Partners' equity (deficit)
Limited Partner	(1,573,453)	(2,800,419)	(2,964,068)	(7,104,284)
General Partners	(112,610)	134,544	(212,315)	(223,644)
Total partners' deficit	(1,686,063)	(2,665,875)	(3,176,383)	(7,327,928)

Total liabilities and partners' deficit	$ 2,982,589	$ 4,828,315	$ 6,930,897	$ 14,724,478

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 532,476	$ 882,005	$ 1,166,271	$ 2,631,847
Expenses:
Operating expenses	420,158	648,830	935,497	1,999,094
Interest expense	74,209	119,852	161,456	339,749
Depreciation and amortization	141,998	243,461	306,564	665,685

Total expenses	636,365	1,012,143	1,403,517	3,004,528

Net loss	$ (103,889)	$ (130,138)	$ (237,246)	$ (372,681)

Other partners' share of net loss	$ (3,144)	$ (3,283)	$ (2,372)	$ (3,727)

Gateway's share of net loss	$ (100,745)	$ (126,855)	$ (234,874)	$ (368,954)
Suspended losses	100,745	126,855	234,874	368,954

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ -

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

     In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below are the summarized balance sheets for the Project Partnerships of Series 6 and Total Series 2 - 6 as of September 30 and the respective summarized statements of operations for the nine months ended September 30 of each year:

	SERIES 6		TOTAL SERIES 2 - 6
	2010	2009	2010	2009
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$ 3,258,436	$ 3,720,581	$ 5,286,616	$ 10,320,444
Investment properties, net	14,243,137	17,379,305	22,112,893	43,140,028
Other assets	28,893	24,784	44,443	175,182
Total assets	$ 17,530,466	$ 21,124,670	$ 27,443,952	$ 53,635,654

Liabilities and Partners' Deficit:
Current liabilities	$ 568,833	$ 627,874	$ 896,420	$ 2,101,398
Long-term debt	22,840,551	27,221,318	37,288,896	78,686,962
Total liabilities	23,409,384	27,849,192	38,185,316	80,788,360

Partners' deficit
Limited Partner	(5,352,532)	(6,150,768)	(9,890,053)	(26,415,146)
General Partners	(526,386)	(573,754)	(851,311)	(737,560)
Total partners' deficit	(5,878,918)	(6,724,522)	(10,741,364)	(27,152,706)

Total liabilities and partners' deficit	$ 17,530,466	$ 21,124,670	$ 27,443,952	$ 53,635,654

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$ 2,719,342	$ 3,092,399	$ 4,418,089	$ 9,394,660
Expenses:
Operating expenses	2,052,551	2,450,338	3,408,206	7,322,971
Interest expense	335,614	405,206	571,279	1,216,228
Depreciation and amortization	675,982	808,031	1,124,544	2,494,499

Total expenses	3,064,147	3,663,575	5,104,029	11,033,698

Net loss	$ (344,805)	$ (571,176)	$ (685,940)	$ (1,639,038)

Other partners' share of net loss	$ (4,582)	$ (6,161)	$ (10,098)	$ (18,822)

Gateway's share of net loss	$ (340,223)	$ (565,015)	$ (675,842)	$ (1,620,216)
Suspended losses	340,223	565,015	675,842	1,620,216

Equity in Loss of Project Partnerships	$ -	$ -	$ -	$ -

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of December 31, 2010, Gateway has sold or otherwise disposed of its interest in 105 Project Partnerships (22 in Series 2, 23 in Series 3, 23 in Series 4, 24 in Series 5 and 13 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2011 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
August 2010	Richland Elderly	$ 27,075	$ 4.41	$ 27,075	$ -
August 2010	Pearson Elderly	19,874	3.24	19,874	-
August 2010	Mount Vernon Elderly	16,675	2.72	16,675	-
August 2010	Lakeland Elderly	23,075	3.76	23,075	-
September 2010	Hartwell Family	1,500	0.24	1,500	-
September 2010	Deerfield II	1,975	0.32	1,975	-
November 2010	Cherrytree Apartments	23,769	3.87	23,769	-
November 2010	Springwood Apartments	36,676	5.98	36,676	-
December 2010	Manchester Housing	9,387	1.53	9,387	-
December 2010	Heritage Village Apartments	23,296	3.80	23,296	-
December 2010	Woodland Terrace Apartments	9,375	1.53	9,375	-
December 2010	Park Place Apartments	-	-	-	-
				$ 192,677	$ -

The net proceeds per BAC from the sales of Richland Elderly, Pearson Elderly, Mount Vernon Elderly, Lakeland Elderly, Hartwell Family, Deerfield II, Cherrytree Apartments, Springwood Apartments, Manchester Housing, Heritage Village Apartments, Woodland Terrace Apartments and Park Place Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 3

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
August 2010	Heritage Villas	$ 19,875	$ 3.64	$ 19,875	$ -
September 2010	Nowata Properties	87,294	16.00	87,294	-
September 2010	Poteau Properties II	142,615	26.14	142,615	-
September 2010	Roland Properties II	142,615	26.14	142,615	-
September 2010	Sallisaw Properties	142,615	26.14	142,615	-
September 2010	Stilwell Properties	131,551	24.11	131,551	-
September 2010	Waldron Properties	65,162	11.94	65,162	-
November 2010	Mill Run Apartments	2,538	0.47	2,538	-
December 2010	Countrywood Apartments	14,650	2.69	14,650	-
December 2010	Weston Apartments	1,650	0.30	1,650	-
December 2010	McKinley II Apartments	7,387	1.35	7,387	-
December 2010	Hornellsville Apartments	7,644	1.40	7,644	-
December 2010	Wildwood Apartments	27,145	4.98	27,145	-
December 2010	Hancock Manor Apartments	13,537	2.48	13,537	-
December 2010	Shiloh Apartments	27,337	5.01	27,337	-
				$ 833,615	$ -

The net proceeds per BAC from the sale of Heritage Villas, Nowata Properties, Poteau Properties II, Roland Properties II, Sallisaw Properties, Stilwell Properties, Waldron Properties, Mill Run Apartments, Countrywood Apartments, Weston Apartments, McKinley II Apartments, Hornellsville Apartments, Wildwood Apartments, Hancock Manor Apartments and Shiloh Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 3 Assignees in a subsequent quarter.

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
September 2010	Stilwell Properties II	$ 142,615	$ 20.62	$ 142,615	$ -
September 2010	Westville Properties	98,356	14.22	98,356	-
September 2010	Spring Hill Senior Housing	65,365	9.45	65,365	-
				$ 306,336	$ -

The net proceeds per BAC from the sale of Stilwell Properties II, Westville Properties and Spring Hill Senior Housing are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent quarter.

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 5

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
April 2010	Alma Properties	$ 65,161	$ 7.56	$ 65,161	$ -
July 2010	Carrollton Club	106,140	12.32	106,140	-
August 2010	Crawford Rental Housing	19,875	2.31	19,875	-
August 2010	Greensboro Properties I	19,075	2.21	19,075	-
August 2010	Greensboro Properties II	25,475	2.96	25,475	-
December 2010	Heritage Square Apartments	99,389	11.54	99,389	-
December 2010	Savannah Park of Grove	164,712	19.12	164,712	-
December 2010	Savannah Park of Spring Hill	98,526	11.44	98,526	-
December 2010	Savannah Park of Clayton	65,128	7.56	65,128	-
				$ 663,481	$ -

The net proceeds per BAC from the sales of Alma Properties, Blackshear Apartments II, Carrollton Club, Crawford Rental Housing, Greensboro Properties I, Greensboro Properties II, Heritage Square Apartments, Savannah Park of Grove, Savannah Park of Spring Hill and Savannah Park of Clayton are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
April 2010	Logan Place L.P.	$ 62,250	$ 6.16	$ 62,250	$ -
August 2010	Lancaster House	110,000	10.89	110,000	-
December 2010	Maple Wood Apartments.	105,356	10.43	105,356	-
December 2010	Savannah Park of Parsons	131,508	13.01	131,508	-
				$ 409,114	$ -

The net proceeds per BAC from the sales of Logan Place L.P., Lancaster House, Maple Wood Apartments and Savannah Park of Parsons are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent quarter.

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Fiscal Year 2010 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
December 2009	Charleston Properties	$ 87,503	$ 14.26	$ 87,503	$ -
December 2009	Pocola Properties	98,566	16.06	98,566	-
December 2009	Sallisaw Properties II	128,995	21.02	128,995	-
October 2009	Sylacauga Heritage Apartments, Ltd.	-	-	-	-
August 2009	Lewiston Limited Partnership	16,568	2.70	16,568	-
				$ 331,632	$ -

The net proceeds per BAC from the sale of Charleston Properties, Pocola Properties, Sallisaw Properties II, and Lewiston Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
October 2009	Village Apartments of St. Joseph II	$ -	$ -	$ -	$ -
	Other, net (see below)	-	-	2,000	-
				$ 2,000	$ -

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

In accordance with GAAP, although the sale of Blackshear Apartments, L.P., Phase II was consummated on or prior to March 31, 2010, the gain on the sale was deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $152,032 which was included in Receivable – Other on the March 31, 2010 Balance Sheet and received in April 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.  The deferred gain of $151,377 was recognized in the Statement of Operations for the nine months ended December 31, 2010.

The net proceeds per BAC from the sale of Blackshear Apartments, L.P., Phase II, Woodcrest Associates of South Boston, Pine Terrace Apartments, L.P., Shellman Housing, L.P., Crisp Properties, L.P., Village Apartments of Effingham, and Village Apartments of Seymour II are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

NOTE 5 – SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
	Other, net (see below)	$ -	$ -	$ 2,000	$ -
				$ 2,000	$ -

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

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of September 30, 2010 for each Significant Project Partnership:

Series 4
	Wynnwood Common	Piedmont Development
Rental and other income	$ 147,818	$ 118,363
Gross profit	42,785	17,093
Net Loss	$ (9,745)	$ (27,677)

Series 5
Yorkshire Retirement Village
Rental and other income	$ 205,473
Gross profit	28,962
Net Loss	$ (48,237)

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

Results of Operations

As more fully detailed in the Exit Strategy discussion included within this MD&A, all of the Project Partnerships have delivered their Tax Credits to Gateway, the Tax Credit compliance period has expired, and Gateway is in the process of selling or disposing of all of its remaining Project Partnership interests.  Net proceeds received from the sales are being distributed to the Assignees.  Once all Project Partnership interests have been sold or otherwise disposed of, Gateway will be liquidated.  The target date for liquidation of Gateway is on or before December 31, 2011, although there is no certainty that all the activities necessary to occur as of such date will have transpired.  As of December 31, 2010, all Project Partnerships in Series 2 and 3 have been sold.

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased $32,714 from $79,065 for the nine months ended December 31, 2009 to $46,351 for the nine months ended December 31, 2010.  The decrease in distribution income is a result of fewer Project Partnerships invested in by Gateway.  As of December 31, 2010, Gateway has an investment in 43 Project Partnerships as compared to 88 Project Partnerships held as of December 31, 2009.

Total expenses of Gateway were $316,553 for the nine months ended December 31, 2010, a decrease of $166,408 as compared to the nine months ended December 31, 2009 total expenses of $482,961.  The decrease results primarily from decreases in asset management fees and general and administrative expenses – General Partner due to sales of Project Partnerships (Gateway ceases accruing Asset Management Fees and General and Administrative expenses – General Partner for sold Project Partnerships) along with the cessation of allocations for General and Administrative expenses from the General Partner in Series 2, 3, 4, 5 and 6 beginning in fiscal year 2011.

Gain on Sale of Project Partnerships was $2,556,600 for the nine months ended December 31, 2010 compared to $478,447 for the nine months ended December 31, 2009.  As more fully discussed within this MD&A, 43 Project Partnership investments were sold during the first nine months of fiscal year 2011 as compared to the first nine months of fiscal year 2010 when 11 Project Partnership investments were sold.  The $2,556,600 gain recognized in the nine months ended December 31, 2010 consists of $2,405,223 related to the sale of 43 properties during 2011 and the recognition of $151,377 deferred gain on the March 2010 sale of Blackshear Apartments, L.P., Phase II.  The amount of the gain or loss from the sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Interest income increased $137 from $73 for the nine months ended December 31, 2009 to $210 for the nine months ended December 31, 2010.  The change in interest income results from the fluctuation of interest rates on short-term investments over this period and increased cash held in the Fund. Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported net income of $2,286,608 from operations for the nine months ended December 31, 2010.  Cash and Cash Equivalents increased by $2,365,959.  Of the Cash and Cash Equivalents on hand as of December 31, 2010 and March 31, 2010, $3,315,775 and $759,175 are payable to certain Series’ Assignees arising from the sale of Project Partnerships.  Distributions will occur to those certain Assignees in a subsequent quarter, less the applicable state tax withholding.  After consideration of these sales proceeds, Cash and Cash Equivalents decreased $190,641 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  Equity in Loss of Project Partnerships for the nine months ended December 31, 2010 and 2009 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the nine months ended September 30, 2010 and 2009, Gateway’s share of the Project Partnerships’ net loss was $0 and $273,110 generated from Rental and other income of $0 and $1,166,771, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $0 and $290,828 for the nine months ended September 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships operated as expected and generated Tax Credits which met projections.  As of December 31, 2010, all Project Partnerships have been sold.

At December 31, 2010, the Series had $620,096 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $151,636 for the nine months ended December 31, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $30,728.  Cash provided by investing activities totaled $199,728 consisting of $7,051 in cash distributions from the Project Partnerships and $192,677 from Net Proceeds from Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  There were no cash financing activities.

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  Equity in Loss of Project Partnerships for the nine months ended December 31, 2010 and 2009 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the nine months ended September 30, 2010 and 2009, Gateway’s share of the Project Partnerships’ net loss was $0 and $286,282 generated from Rental and other income of $0 and $1,621,638, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $0 and $486,494 for the nine months ended September 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships operated as expected and generated Tax Credits which met projections.  As of December 31, 2010, all Project Partnerships have been sold.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

At December 31, 2010, the Series had $923,521 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $784,291 for the nine months ended December 31, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $25,040.  Cash provided by investing activities totaled $836,415 consisting of $2,800 in cash distributions from the Project Partnerships and $833,615 from Net Proceeds from Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  There were no cash financing activities.

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  Equity in Loss of Project Partnerships for the nine months ended December 31, 2010 and 2009 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the nine months ended September 30, 2010 and 2009, Gateway’s share of the Project Partnerships’ net loss was $100,745 and $126,855 generated from Rental and other income of $532,476 and $882,005, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $141,998 and $243,461 for the nine months ended September 30, 2010 and 2009, respectively.  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2010, the Series had $455,649 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $271,514 for the nine months ended December 31, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $32,057.  Cash provided by investing activities totaled $312,383 consisting of $6,047 in cash distributions from the Project Partnerships and $306,336 from Net Proceeds from Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  There were no cash financing activities.

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  Equity in Loss of Project Partnerships for the nine months ended December 31, 2010 and 2009 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the nine months ended September 30, 2010 and 2009, Gateway’s share of the Project Partnerships’ net loss was $234,874 and $368,954 generated from Rental and other income of $1,166,271 and $2,631,847, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $306,564 and $665,685 for the nine months ended September 30, 2010 and 2009, respectively.  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2010, the Series had $1,249,980 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $777,054 for the nine months ended December 31, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $56,942.  Cash provided by investing activities totaled $827,875 consisting of $13,017 in cash distributions from the Project Partnerships and $814,858 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  There were no cash financing activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  Equity in Loss of Project Partnerships for the nine months ended December 31, 2010 and 2009 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the nine months ended September 30, 2010 and 2009, Gateway’s share of the Project Partnerships’ net loss was $340,223 and $565,015 generated from Rental and other income of $2,719,342 and $3,092,399, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $675,982 and $808,031 for the nine months ended September 30, 2010 and 2009, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At December 31, 2010, the Series had $563,997 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $302,113 for the nine months ended December 31, 2010.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $92,225.  Cash provided by investing activities totaled $426,550 consisting of $17,436 in cash distributions from the Project Partnerships and $409,114 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  There were no cash financing activities.

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

As of December 31, 2010, Gateway holds a limited partner interest in 43 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  0 Project Partnerships for Series 2, 0 Project Partnerships for Series 3, 6 Project Partnerships for Series 4, 12 Project Partnerships for Series 5, and 25 Project Partnerships for Series 6.  Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of December 31, 2010, 105 of the Project Partnerships have been sold or otherwise disposed of (22 in Series 2, 23 in Series 3, 23 in Series 4, 24 in Series 5, and 13 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  During the quarter-ended December 31, 2010, Gateway sold or otherwise disposed of its interest in 20 Project Partnerships (6 in Series 2, 8 in Series 3, 0 in Series 4, 4 in Series 5, and 2 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2011 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
August 2010	Richland Elderly	$ 27,075	$ 4.41	$ 27,075	$ -
August 2010	Pearson Elderly	19,874	3.24	19,874	-
August 2010	Mount Vernon Elderly	16,675	2.72	16,675	-
August 2010	Lakeland Elderly	23,075	3.76	23,075	-
September 2010	Hartwell Family	1,500	0.24	1,500	-
September 2010	Deerfield II	1,975	0.32	1,975	-
November 2010	Cherrytree Apartments	23,769	3.87	23,769	-
November 2010	Springwood Apartments	36,676	5.98	36,676	-
December 2010	Manchester Housing	9,387	1.53	9,387	-
December 2010	Heritage Village Apartments	23,296	3.80	23,296	-
December 2010	Woodland Terrace Apartments	9,375	1.53	9,375	-
December 2010	Park Place Apartments	-	-	-	-
				$ 192,677	$ -

The net proceeds per BAC from the sales of Richland Elderly, Pearson Elderly, Mount Vernon Elderly, Lakeland Elderly, Hartwell Family, Deerfield II, Cherrytree Apartments, Springwood Apartments, Manchester Housing, Heritage Village Apartments, Woodland Terrace Apartments and Park Place Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

Series 3

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
August 2010	Heritage Villas	$ 19,875	$ 3.64	$ 19,875	$ -
September 2010	Nowata Properties	87,294	16.00	87,294	-
September 2010	Poteau Properties II	142,615	26.14	142,615	-
September 2010	Roland Properties II	142,615	26.14	142,615	-
September 2010	Sallisaw Properties	142,615	26.14	142,615	-
September 2010	Stilwell Properties	131,551	24.11	131,551	-
September 2010	Waldron Properties	65,162	11.94	65,162	-
November 2010	Mill Run Apartments	2,538	0.47	2,538	-
December 2010	Countrywood Apartments	14,650	2.69	14,650	-
December 2010	Weston Apartments	1,650	0.30	1,650	-
December 2010	McKinley II Apartments	7,387	1.35	7,387	-
December 2010	Hornellsville Apartments	7,644	1.40	7,644	-
December 2010	Wildwood Apartments	27,145	4.98	27,145	-
December 2010	Hancock Manor Apartments	13,537	2.48	13,537	-
December 2010	Shiloh Apartments	27,337	5.01	27,337	-
				$ 833,615	$ -

The net proceeds per BAC from the sale of Heritage Villas, Nowata Properties, Poteau Properties II, Roland Properties II, Sallisaw Properties, Stilwell Properties, Waldron Properties, Mill Run Apartments, Countrywood Apartments, Weston Apartments, McKinley II Apartments, Hornellsville Apartments, Wildwood Apartments, Hancock Manor Apartments and Shiloh Apartments are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 3 Assignees in a subsequent quarter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
September 2010	Stilwell Properties II	$ 142,615	$ 20.62	$ 142,615	$ -
September 2010	Westville Properties	98,356	14.22	98,356	-
September 2010	Spring Hill Senior Housing	65,365	9.45	65,365	-
				$ 306,336	$ -

The net proceeds per BAC from the sale of Stilwell Properties II, Westville Properties and Spring Hill Senior Housing are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent quarter.

Series 5

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
April 2010	Alma Properties	$ 65,161	$ 7.56	$ 65,161	$ -
July 2010	Carrollton Club	106,140	12.32	106,140	-
August 2010	Crawford Rental Housing	19,875	2.31	19,875	-
August 2010	Greensboro Properties I	19,075	2.21	19,075	-
August 2010	Greensboro Properties II	25,475	2.96	25,475	-
December 2010	Heritage Square Apartments	99,389	11.54	99,389	-
December 2010	Savannah Park of Grove	164,712	19.12	164,712	-
December 2010	Savannah Park of Spring Hill	98,526	11.44	98,526	-
December 2010	Savannah Park of Clayton	65,128	7.56	65,128	-
				$ 663,481	$ -

The net proceeds per BAC from the sales of Alma Properties, Blackshear Apartments II, Carrollton Club, Crawford Rental Housing, Greensboro Properties I, Greensboro Properties II, Heritage Square Apartments, Savannah Park of Grove, Savannah Park of Spring Hill and Savannah Park of Clayton are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
April 2010	Logan Place L.P.	$ 62,250	$ 6.16	$ 62,250	$ -
August 2010	Lancaster House	110,000	10.89	110,000	-
December 2010	Maple Wood Apartments.	105,356	10.43	105,356	-
December 2010	Savannah Park of Parsons	131,508	13.01	131,508	-
				$ 409,114	$ -

The net proceeds per BAC from the sales of Logan Place L.P., Lancaster House, Maple Wood Apartments and Savannah Park of Parsons are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent quarter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2010 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
December 2009	Charleston Properties	$ 87,503	$ 14.26	$ 87,503	$ -
December 2009	Pocola Properties	98,566	16.06	98,566	-
December 2009	Sallisaw Properties II	128,995	21.02	128,995	-
October 2009	Sylacauga Heritage Apartments, Ltd.	-	-	-	-
August 2009	Lewiston Limited Partnership	16,568	2.70	16,568	-
				$ 331,632	$ -

The net proceeds per BAC from the sale of Charleston Properties, Pocola Properties, Sallisaw Properties II, and Lewiston Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent quarter.

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
October 2009	Village Apartments of St. Joseph II	$ -	$ -	$ -	$ -
	Other, net (see below)	-	-	2,000	-
				$ 2,000	$ -

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

In accordance with GAAP, although the sale of Blackshear Apartments, L.P., Phase II was consummated on or prior to March 31, 2010, the gain on the sale was deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $152,032 which was included in Receivable – Other on the March 31, 2010 Balance Sheet and received in April 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.  The deferred gain of $151,377 was recognized in the Statement of Operations for the nine months ended December 31, 2010.

The net proceeds per BAC from the sale of Blackshear Apartments, L.P., Phase II, Woodcrest Associates of South Boston, Pine Terrace Apartments, L.P., Shellman Housing, L.P., Crisp Properties, L.P., Village Apartments of Effingham, and Village Apartments of Seymour II are a component of the Distribution Payable on the Balance Sheet as of December 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent quarter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
	Other, net (see below)	$ -	$ -	$ 2,000	$ -
				$ 2,000	$ -

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

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of December 31, 2010:

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

Series 6

Dawson Elderly, L.P.

This approval is subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amount as approved by Gateway, should the transaction close without modification, the estimated net proceeds to Gateway from the sale of this Project Partnership is estimated to be $29,000, or $2.87 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 6 Assignees subsequent to the closing of this sales transaction which would most likely occur within the next two years.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: February 11, 2011	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: February 11, 2011	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer