Form 10-K
period 2011-03-31
GATEWAY TAX CREDIT FUND II LTD
filed 2011-07-01
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Title of Each Class
Beneficial Assignee Certificates

Number of Record Holders
Title of Class	as of March 31, 2011
Beneficial Assignee Certificates	2,013
General Partner Interest	2

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]	NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]	NO [X]

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

Gateway is engaged in only one industry segment, to acquire limited partnership interests in unaffiliated limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”) under Section 42 of the Internal Revenue Code, received over a ten year period.  Subject to certain limitations, Tax Credits may be used by Gateway’s investors to reduce their income tax liability generated from other income sources.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of its Limited Partnership Agreement.  As of March 31, 2011, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Assignees.

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5, and 6, respectively had been issued as of March 31, 2011.  Each Series invests in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series were used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

Operating profits and losses, cash distributions from operations and Tax Credits are allocated 99% to the Assignees and 1% to the General Partners.  Profit or loss and cash distributions from sales of properties will be allocated as described in the Limited Partnership Agreement.

Gateway initially held investments in 148 Project Partnerships.  As more fully discussed in Item 7 herein, Gateway is presently in the process of disposing of all of its investments in Project Partnerships.  As of March 31, 2011, 105 Project Partnerships once held by Gateway have been sold or otherwise disposed.  Project Partnership investments held by Series as of March 31, 2011 are as follows:  6 Project Partnerships for Series 4, 12 Project Partnerships for Series 5 and 25 Project Partnerships for Series 6.  There are no Project Partnership investments held by Series 2 or 3.  Gateway acquired its interests in the Project Partnerships by becoming a limited partner in the Project Partnerships that own the properties.  As of March 31, 2011, the capital received for each Series was fully invested in Project Partnerships and management plans no new Project Partnership acquisitions.

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

Gateway’s goal is to invest in a diversified portfolio of Project Partnerships located in rural and suburban locations with a high demand for low income housing.  As of March 31, 2011, the investor capital contributions were successfully invested in Project Partnerships which met the investment criteria.  The Tax Credits have been provided to Gateway’s investors and the fifteen year Tax Credit compliance period has expired for all of the Project Partnerships.  Gateway is now in the process of disposing of its remaining interests and distributing proceeds from those sales to the Assignees.  Gateway’s objective is to sell Gateway’s interest in such properties for fair market value and ultimately, liquidate the Project Partnerships and in turn liquidate Gateway.

Gateway has no direct employees.  Services are performed by the Managing General Partner and its affiliates and by agents retained by it.  The Managing General Partner has full and exclusive discretion in management and control of Gateway.

Exit Strategy

When Project Partnerships reach the end of their Tax Credit compliance period, Gateway initiates a process of disposing of its investments in the Project Partnerships.  The objective is to sell Gateway’s interest in such properties for fair market value and ultimately, liquidate the Project Partnerships and in turn, when Gateway’s last Project Partnership investment is sold, liquidate Gateway.

The IRS compliance period for low-income housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion.

All of the Project Partnerships have reached the end of their Tax Credit compliance period.  As of March 31, 2011, 105 of the Project Partnership investments have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignee Limited Partners of those Series of Gateway.  On a cumulative basis as of March 31, 2011, $844,487 of net sales proceeds representing $137.59 per Assignee Limited Partner unit in Series 2, $535,698 of net sales proceeds representing $98.18 per Assignee Limited Partner unit in Series 3, $678,707 of net sales proceeds representing $98.15 per Assignee Limited Partner unit in Series 4, $464,238 of net sales proceeds representing $53.87 per Assignee Limited Partner unit in Series 5, and $455,888 of net sales proceeds representing $45.08 per Assignee Limited Partner unit in Series 6 have been distributed to the Assignee Limited Partners of the respective Series.

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

Item 1.  Business (Continued)

There is no assurance that investors will receive any cash distributions from the sale or disposal of a Project Partnership.  The price at which a Project Partnership is sold may not be sufficient to pay the mortgage and other expenses which must be paid at such time.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties:

Gateway holds an interest in properties through its limited partnership investments in Project Partnerships.  The net investment for book purposes as of March 31, 2011 is zero for each Project Partnership for all Series.  The Project Partnerships’ financial information contained herein is reported on a 3-month lag.  The following table provides certain summary information regarding the Project Partnerships in which Gateway held an interest as of December 31, 2010 (Series 2 and Series 3 are not included as all Project Partnerships have been sold):

SERIES 4
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Seneca Apartments	Seneca, MO	24	2/91	$851,577	88%
Wellsville Senior	Wellsville, KS	24	3/91	812,002	83%
Wynnwood Common	Fairchance, PA	34	4/91	1,730,372	100%
Courtyard	Huron, SD	21	6/91	912,670	100%
Piedmont	Barnesville, GA	36	8/91	1,289,047	97%
S.F. Arkansas City	Arkansas City, KS	12	8/91	412,028	92%

Total Series 4		151		$6,007,696

The average effective rental income per unit for the year ended December 31, 2010 is $4,784 per year ($399 per month).

SERIES 5
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

S.F. Winfield	Winfield, KS	12	8/91	$402,402	83%
S.F. Medicine Lodge	Medicine Lodge, KS	16	8/91	574,565	81%
S.F. Ottawa	Ottawa, KS	24	8/91	736,765	88%
S.F. Concordia	Concordia, KS	20	8/91	697,372	100%
Scarlett Oaks	Lexington, SC	40	9/91	1,691,500	98%
Brooks Hill	Ellijay, GA	44	9/91	1,771,618	100%
Yorkshire	Wagoner, OK	60	9/91	2,665,552	93%
Menard Retirement	Menard, TX	24	9/91	795,318	100%
Cloverdale	Cloverdale, IN	24	1/92	1,035,113	96%
So. Timber Ridge	Chandler, TX	44	1/92	1,389,759	91%
Pineville	Pineville, MO	12	5/92	444,017	100%
Ravenwood	Americus, GA	24	1/94	900,996	92%

Total Series 5		344		$13,104,977

The average effective rental income per unit for the year ended December 31, 2010 is $4,493 per year ($374 per month).

Item 2.  Properties (Continued)

SERIES 6
PARTNERSHIP	LOCATION OF PROPERTY	# OF UNITS	DATE ACQUIRED	PROPERTY COST	OCCUPANCY RATE

Carthage	Carthage, MO	24	1/92	$837,205	100%
Coal City	Coal City, IL	24	3/92	1,230,424	96%
Frazer Place	Smyrna, DE	30	4/92	1,681,564	100%
Ehrhardt	Ehrhardt, SC	16	4/92	723,569	88%
Sinton	Sinton, TX	32	4/92	1,053,980	100%
Frankston	Frankston, TX	24	4/92	676,931	92%
Flagler Beach	Flagler Beach, FL	43	5/92	1,718,676	100%
Oak Ridge	Williamsburg, KY	24	5/92	1,098,954	100%
Monett	Monett, MO	32	5/92	1,063,651	100%
Arma	Arma, KS	28	5/92	978,000	96%
Southwest City	Southwest City, MO	12	5/92	458,001	100%
Meadowcrest	Luverne, AL	32	6/92	1,251,264	94%
Goodwater Falls	Jenkins, KY	36	7/92	1,329,147	100%
Northfield Station	Corbin, KY	24	7/92	971,044	92%
Pleasant Hill	Somerset, KY	24	7/92	906,672	100%
Heritage Drive So.	Jacksonville, TX	40	1/92	1,303,538	93%
Brodhead	Brodhead, KY	24	7/92	1,011,142	92%
Mt. Village	Mt. Vernon, KY	24	7/92	977,483	96%
Hazlehurst	Hazlehurst, MS	32	8/92	1,228,475	100%
Sunrise	Yankton, SD	33	8/92	1,524,321	100%
Stony Creek	Hooversville, PA	32	8/92	1,667,523	91%
Haines	Haines, AK	32	8/92	3,187,898	97%
Summerhill	Gassville, AR	28	9/92	1,319,786	82%
Dorchester	St. George, SC	12	9/92	560,826	100%
Dawson	Dawson, GA	40	11/93	1,474,973	98%

Total Series 6		702		$30,235,047

The average effective rental income per unit for the year ended December 31, 2010 is $5,079 per year ($423 per month).

Item 2.  Properties (Continued)

A summary of the book value of the fixed assets of the Project Partnerships as of December 31, 2010, 2009 and 2008 is as follows:

	12/31/2010
	SERIES 2	SERIES 3	SERIES 4
Land	$-	$-	$195,852
Land Improvements	-	-	78,716
Buildings	-	-	5,389,480
Furniture and Fixtures	-	-	437,372
Construction in Process	-	-	-

Properties, at Cost	-	-	6,101,420
Less: Accum Depr.	-	-	3,688,667

Properties, Net	$-	$-	$2,412,753

	SERIES 5	SERIES 6	TOTAL
Land	$434,263	$1,235,041	$1,865,156
Land Improvements	85,638	439,825	604,179
Buildings	12,072,054	27,272,433	44,733,967
Furniture and Fixtures	813,149	1,434,570	2,685,091
Construction in Process	-	-	-

Properties, at Cost	13,405,104	30,381,869	49,888,393
Less: Accum Depr.	7,737,039	16,241,191	27,666,897

Properties, Net	$5,668,065	$14,140,678	$22,221,496

	12/31/2009
	SERIES 2	SERIES 3	SERIES 4
Land	$463,700	$592,050	$303,212
Land Improvements	84,218	13,890	74,183
Buildings	12,112,191	16,397,399	8,842,633
Furniture and Fixtures	519,314	1,106,260	583,697
Construction in Process	1,050	-	-

Properties, at Cost	13,180,473	18,109,599	9,803,725
Less: Accum Depr.	7,612,629	13,678,368	6,139,948

Properties, Net	$5,567,844	$4,431,231	$3,663,777

	SERIES 5	SERIES 6	TOTAL
Land	$925,074	$1,440,621	$3,724,657
Land Improvements	85,638	438,321	696,250
Buildings	22,649,364	32,206,053	92,207,640
Furniture and Fixtures	1,124,057	1,638,221	4,971,549
Construction in Process	-	-	1,050

Properties, at Cost	24,784,133	35,723,216	101,601,146
Less: Accum Depr.	14,679,740	18,441,720	60,552,405

Properties, Net	$10,104,393	$17,281,496	$41,048,741

Item 2.  Properties (Continued)

	12/31/2008
	SERIES 2	SERIES 3	SERIES 4
Land	$644,180	$592,050	$331,212
Land Improvements	73,736	4,190	123,187
Buildings	18,519,919	16,347,352	9,716,811
Furniture and Fixtures	703,597	1,071,309	597,195
Construction in Process	1,050	-	-

Properties, at Cost	19,942,482	18,014,901	10,768,405
Less: Accum Depr.	11,263,643	13,026,461	6,452,311

Properties, Net	$8,678,839	$4,988,440	$4,316,094

	SERIES 5	SERIES 6	TOTAL
Land	$1,229,274	$1,440,621	$4,237,337
Land Improvements	85,638	456,568	743,319
Buildings	30,656,751	32,055,443	107,296,276
Furniture and Fixtures	1,429,941	1,572,485	5,374,527
Construction in Process	-	-	1,050

Properties, at Cost	33,401,604	35,525,117	117,652,509
Less: Accum Depr.	18,621,856	17,375,761	66,740,032

Properties, Net	$14,779,748	$18,149,356	$50,912,477

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

(b) Approximate Number of Equity Security Holders:

Number of Record Holders
Title of Class	as of March 31, 2011
Beneficial Assignee Certificates	2,013
General Partner Interest	2

Item 6.  Selected Financial Data

FOR THE YEARS ENDED MARCH 31,
SERIES 2	2011	2010	2009	2008	2007
Total Revenues	$7,151	$13,859	$13,586	$13,326	$15,209
Net Income (Loss)	148,102	248,823	(91,691)	538,973	(119,127)
Equity in Loss of Project Partnerships	-	-	-	-	-
Total Assets	614,473	451,096	161,708	209,701	257,364
Investments In Project Partnerships	-	-	-	-	-

Per BAC: (A)
Tax Credits	.00	.00	.00	.00	.02
Portfolio Income	0.64	1.44	4.18	8.66	6.65
Passive Loss	(43.81)	(79.58)	(100.63)	(89.10)	(125.58)
Net Income (Loss)	23.90	40.15	(14.79)	86.96	(19.22)
Distributions Paid	-	-	-	137.59	-

FOR THE YEARS ENDED MARCH 31,
SERIES 3	2011	2010	2009	2008	2007
Total Revenues	$7,288	$17,501	$14,465	$19,193	$20,439
Net Income (Loss)	784,178	(83,771)	(90,478)	42,787	305,962
Equity in Income of Project Partnerships	-	-	-	-	490
Total Assets	921,155	112,146	148,892	202,574	598,431
Investments In Project Partnerships	-	-	-	-	-

Per BAC: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	2.02	2.19	4.67	8.09	11.09
Passive Loss	(80.44)	(65.48)	(78.63)	(79.78)	(118.50)
Net Income (Loss)	142.11	(15.20)	(16.42)	7.61	46.84
Distributions Paid	-	-	-	79.93	18.25

Item 6.  Selected Financial Data (Continued)

FOR THE YEARS ENDED MARCH 31,
SERIES 4	2011	2010	2009	2008	2007
Total Revenues	$7,231	$8,109	$12,173	$14,020	$20,091
Net Income (Loss)	265,532	(63,104)	236,334	183,252	(79,276)
Equity in Loss of Project Partnerships	-	-	-	-	-
Total Assets	453,463	175,323	408,013	275,302	469,913
Investments In Project Partnerships	-	-	-	-	-

Per BAC: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	0.85	1.18	3.90	9.15	9.68
Passive Loss	(28.61)	(40.23)	(53.18)	(103.10)	(149.08)
Net Income (Loss)	38.02	(9.03)	33.84	26.06	(20.70)
Distributions Paid	-	27.65	18.90	51.60	-

FOR THE YEARS ENDED MARCH 31,
SERIES 5	2011	2010	2009	2008	2007
Total Revenues	$13,818	$26,546	$16,491	$27,867	$26,812
Net Income (Loss)	770,824	258,375	(190,678)	38,818	(194,685)
Equity in Loss of Project Partnerships	-	-	(18,638)	(23,323)	(5,528)
Total Assets	1,247,249	631,079	107,240	406,040	402,832
Investments In Project Partnerships	-	-	-	21,112	125,403

Per BAC: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	1.19	2.16	6.26	7.35	5.89
Passive Loss	(54.03)	(83.34)	(120.20)	(117.09)	(118.24)
Net Income (Loss)	88.57	29.56	(21.91)	3.78	(22.37)
Distributions Paid	-	-	20.89	14.75	-

FOR THE YEARS ENDED MARCH 31,
SERIES 6	2011	2010	2009	2008	2007
Total Revenues	$26,315	$29,087	$29,062	$28,650	$29,678
Net Income (Loss)	287,842	(163,479)	(81,656)	(267,784)	(332,668)
Equity in Loss of Project Partnerships	-	-	(4,692)	18,738	(7,156)
Total Assets	569,140	229,672	427,375	460,616	683,149
Investments In Project Partnerships	-	-	-	28,229	208,779

Per BAC: (A)
Tax Credits	.00	.00	.00	.00	.00
Portfolio Income	2.62	3.56	8.17	11.78	9.85
Passive Loss	(72.86)	(95.47)	(104.90)	(90.12)	(99.04)
Net Income (Loss)	28.08	(16.06)	(8.80)	(26.24)	(32.59)
Distributions Paid	-	12.97	3.95	5.99	-

FOR THE YEARS ENDED MARCH 31,
TOTAL SERIES 2 - 6	2011	2010	2009	2008	2007
Total Revenues	$61,803	$95,102	$85,777	$103,056	$112,229
Net Income (Loss)	2,256,478	196,844	(218,169)	536,046	(419,794)
Equity in Loss of Project Partnerships	-	-	(23,330)	(4,585)	(12,194)
Total Assets	3,805,480	1,599,316	1,253,228	1,554,233	2,411,689
Investments In Project Partnerships	-	-	-	49,341	334,182

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

Distribution income arises from any cash distributions Gateway receives from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased 35% in fiscal year 2011 to $61,803, a decrease of $33,299 from the fiscal year 2010 distribution income of $95,102, which represented a $9,325 or 11% increase as compared to distribution income of $85,777 in fiscal year 2009.  The decrease in distribution income for the year ended March 31, 2011 is a result of a reduction in distribution payments to Gateway by the Project Partnerships.  The increase in distribution income for the year ended March 31, 2010 results primarily from an increase of gross distributions received from Project Partnerships.  The gross distributions received from Project Partnerships increased from $88,949 for the year ended March 31, 2009 to $95,102 for the year ended March 31, 2010.

Gateway has no direct employees.  The General Partners have full and exclusive discretion in management and control of Gateway.  Total expenses of Gateway were $368,871 for the fiscal year ended March 31, 2011, a decrease of $264,645 as compared to the fiscal year 2010 total expenses of $633,516, which represented a $131,637 decrease in total expenses as compared to the fiscal year 2009 amount of $765,153.  The decrease in fiscal year 2011 results from a decrease in asset management fees and general and administrative expenses - General Partner.  During fiscal year 2011, the General Partner ceased further allocations of general and administrative expenses to Gateway.

General and Administrative expense - other, totaling $84,278 in fiscal year 2011, decreased by $24,652 or 23% as compared to $108,930 incurred in fiscal year 2010.  Fiscal year 2010 General and Administrative expense - other when compared to fiscal year 2009 decreased by $19,091.  Expenses for annual tax return preparation and financial statement audits, quarterly reviews, and other matters relating to compliance with regulatory requirements as well as third-party investor reporting services and any other professional services incurred are included in this category of expenses.

Impairment expense is a non-cash charge that reflects a potential decline in the carrying value of Gateway’s interest in Project Partnerships.  Historically, Gateway has considered the residual value of the Project Partnerships as one key component of its estimate of the present value of Gateway’s interest in any of its Project Partnerships.  No impairment expense was recorded during fiscal year 2011 or 2010.  Impairment expense of $22,839 was recorded during fiscal year 2009.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

There was no Equity in Loss of Project Partnerships recognized for the year ended March 31, 2011.  Equity in Loss of Project Partnerships decreased to $0 for the year ended March 31, 2010 from $23,330 for the year ended March 31, 2009 as a result of the suspension of all losses so that the Investments in Project Partnerships did not fall below zero.  Because Gateway utilizes the equity method of accounting for its Project Partnerships, income or losses from Project Partnerships with a zero investment balance are not recognized in the Statement of Operations.  For the years ended December 31, 2010 and 2009 (Project Partnership financial information is reported on a three-month lag), Gateway’s share of the net loss was $557,462 and $1,850,233, respectively, all of which was suspended.  For the year ended December 31, 2008, Gateway’s share of the net loss was $2,523,567, of which $2,500,237 was suspended.  Typically, it is customary in the low-income housing Tax Credit industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.

In fiscal year 2011, the Gain on Sale of Project Partnerships amounted to $2,563,243, an increase of $1,828,089 over the fiscal year 2010 Gain on Sale of Project Partnerships amount of $735,154 which in turn was an increase of $274,321 from the fiscal year 2009 Gain on Sale of Project Partnerships amount of $460,833.  As more fully discussed herein, 43 Project Partnership investments were sold or disposed of in fiscal year 2011 as compared to 13 in fiscal year 2010 and 12 in fiscal year 2009.  The amount of the gain or loss on a sale of a Project Partnership and the year in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership disposed in the Exit Strategy section within this MD&A.

Interest income for the year ended March 31, 2011 of $303 represents a increase of $199 as compared to fiscal year 2010.  Interest income in fiscal year 2010 of $104 was a decrease of $23,600 as compared to the fiscal year 2009 interest income of $23,704.  The changes in interest income over the prior two fiscal years result primarily from the fluctuation of interest rates on short-term investments over that period, along with the maturation of investments in securities over the same period.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported net income of $2,256,478 from operations for the year ended March 31, 2011.  Cash and Cash Equivalents increased by $2,358,196.  Of the Cash and Cash Equivalents on hand as of March 31, 2011, $3,322,418 is payable to certain Series’ Assignees arising from the sale of Project Partnerships.  After consideration of these sales proceeds, Cash and Cash Equivalents decreased $205,047 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  As of March 31, 2011, all Project Partnerships have been sold.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Equity in Loss of Project Partnerships was $0 for the each of the years ended March 31, 2011, 2010 and 2009.  For March 31, 2011, no loss was recognized because all Project Partnerships had been sold.  For March 31, 2010 and 2009, this balance was a result of the suspension of all losses in this Series so that the Investments in Project Partnerships did not fall below zero.  As presented in Note 4, Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2010, 2009 and 2008 was $0, $270,640 and $435,157 generated from Rental and other income of $0, $2,177,937 and $3,289,010, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $0, $391,940 and $597,729 for the years ended December 31, 2010, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships operated as expected and generated Tax Credits which met projections.

At March 31, 2011, the Series had $614,473 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $148,102 for the year ended March 31, 2011.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $36,615.  Cash provided by investing activities totaled $199,992 consisting of $7,152 in cash distributions from the Project Partnerships and $192,840 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  As of March 31, 2011, all Project Partnerships have been sold.

Equity in Loss of Project Partnerships was $0 for each of the years ended March 31, 2011, 2010 and 2009.  For March 31, 2011, no loss was recognized because all Project Partnerships had been sold.  For March 31, 2010 and 2009, this balance was a result of the suspension of all losses in this Series so that the Investments in Project Partnerships did not fall below zero.  As presented in Note 4, Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2010, 2009 and 2008 was $0, $335,965 and $399,156 generated from Rental and other income of $0, $2,924,525 and $2,878,664, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $0, $651,907 and $648,659 for the years ended December 31, 2010, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships operated as expected and generated Tax Credits which met projections.

At March 31, 2011, the Series had $921,155 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $784,178 for the year ended March 31, 2011.  However, after adjusting the changes in operating assets and liabilities, net cash used in operating activities was $31,375.  Cash provided by investing activities totaled $840,384 consisting of $7,291 in cash distributions from the Project Partnerships and $833,093 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  As of March 31, 2011, the Series had invested $809,456 in 6 Project Partnerships located in 5 states containing 151 apartment units.  Average occupancy of the Project Partnerships was 94% at December 31, 2010.

Equity in Loss of Project Partnerships was $0 for each of the years ended March 31, 2011, 2010 and 2009 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  As presented in Note 4, Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2010, 2009 and 2008 was $22,598, $179,562 and $220,134 generated from Rental and other income of $1,001,509, $1,561,071 and $1,760,177, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $192,142, $320,168 and $358,055 for the years ended December 31, 2010, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At March 31, 2011, the Series had $453,463 of short-term investments (Cash and Cash Equivalents).  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $265,532 for the year ended March 31, 2011.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $36,426.  Cash provided by investing activities totaled $314,566 consisting of $7,230 in cash distributions from the Project Partnerships and $307,336 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships.

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  As of March 31, 2011, the Series had invested $1,951,046 in 12 Project Partnerships located in 8 states containing 344 apartment units.  Average occupancy of the Project Partnerships was 94% as of December 31, 2010.

Equity in Loss of Project Partnerships was $0 in fiscal year 2011.  Equity in Loss of Project Partnerships decreased to $0 in fiscal year 2010 from a loss of $18,638 in fiscal year 2009 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  As presented in Note 4, the Project Partnerships generated a loss for the years ended December 31, 2010, 2009 and 2008 of $76,430, $475,195 and $848,825 on Rental and other income of $2,196,716, $4,219,474 and $5,267,688, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2010, 2009 and 2008 was $75,666, $470,443 and $840,337, of which $75,666, $470,443 and $821,699 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  (These Project Partnerships reported depreciation and amortization of $440,782, $803,244 and $1,067,137 for the years ended December 31, 2010, 2009 and 2008, respectively.)  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At March 31, 2011, the Series had $1,247,249 of short-term investments (Cash and Cash Equivalents).  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $770,824 for the year ended March 31, 2011.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $66,476.  Cash provided by investing activities totaled $834,678 consisting of $13,819 in cash distributions from the Project Partnerships and $820,859 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  As of March 31, 2011, the Series had invested $4,532,944 in 25 Project Partnerships located in 15 states containing 702 apartment units.  Average occupancy of the Project Partnerships was 96% as of December 31, 2010.

Equity in Loss of Project Partnerships was $0 in fiscal year 2011.  Equity in Loss of Project Partnerships decreased to $0 in fiscal year 2010 from a loss of $4,692 in fiscal year 2009 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  As presented in Note 4, the Project Partnerships generated a loss for the years ended December 31, 2010, 2009 and 2008 of $453,565, $600,019 and $628,040 on Rental and other income of $4,842,267, $5,678,400 and $5,557,040, respectively.  Gateway’s share of the Project Partnerships’ net loss for the years ended December 31, 2010, 2009 and 2008 was $459,198, $593,623 and $628,783, of which $459,198, $593,623 and $624,091 were suspended, respectively.  If not suspended, these losses would have reduced the Investments in Project Partnerships below zero.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization (These Project Partnerships reported depreciation and amortization of $924,881, $1,065,991 and $1,077,376 for the years ended December 31, 2010, 2009 and 2008, respectively).  Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  There was no impairment expense for the fiscal years ended March 31, 2011 or 2010.  For the fiscal year ended March 31, 2009, impairment expense of $22,839 was recognized (all in Series 6).  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At March 31, 2011, the Series had $569,140 of short-term investments (Cash and Cash Equivalents).  Management believes these sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $287,842 for the year ended March 31, 2011.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $95,963.  Cash provided by investing activities totaled $435,431 consisting of $26,316 in cash distributions from the Project Partnerships and $409,115 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of this sale of Project Partnership.

Critical Accounting Estimates

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  No impairment expense was recognized for the years ended March 31, 2011 and 2010.  Impairment expense for the year ended March 31, 2009 totaled $22,839 (all in Series 6).

Recent Accounting Changes

In June 2009, the FASB issued amendments to the consolidation guidance applicable to variable interest entities which Gateway adopted effective April 1, 2010.  The amendments had no impact on its financial statements for the year-ended March 31, 2011.

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

As of March 31, 2011, Gateway holds a limited partner interest in 43 Project Partnerships which own and operate government assisted multi-family housing complexes.  Gateway at one time held investments in 148 Project Partnerships.  As of March 31, 2011, 105 of the Project Partnerships have been sold or otherwise disposed of (22 in Series 2, 23 in Series 3, 23 in Series 4, 24 in Series 5, and 13 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  A summary of the sale or disposition transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

Fiscal Year 2011 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
August 2010	Richland Elderly	$27,075	$4.41	$27,075	$-
August 2010	Pearson Elderly	19,874	3.24	19,874	-
August 2010	Mount Vernon Elderly	16,675	2.72	16,675	-
August 2010	Lakeland Elderly	23,075	3.76	23,075	-
September 2010	Hartwell Family	1,500	0.24	1,500	-
September 2010	Deerfield II	1,975	0.32	1,975	-
November 2010	Cherrytree Apartments	23,769	3.87	23,769	-
November 2010	Springwood Apartments	36,676	5.98	36,676	-
December 2010	Manchester Housing	9,387	1.53	9,387	-
December 2010	Heritage Village Apartments	23,296	3.80	23,296	-
December 2010	Woodland Terrace Apartments	9,375	1.53	9,375	-
December 2010	Park Place Apartments	-	-	-	-
	Other, net (see below)	-	-	163	-
				$192,840	$-

The net proceeds per BAC from the sales of Richland Elderly, Pearson Elderly, Mount Vernon Elderly, Lakeland Elderly, Hartwell Family, Deerfield II, Cherrytree Apartments, Springwood Apartments, Manchester Housing, Heritage Village Apartments, Woodland Terrace Apartments and Park Place Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $163 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Series 3

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
August 2010	Heritage Villas	$19,875	$3.64	$19,875	$-
September 2010	Nowata Properties	87,294	16.00	87,294	-
September 2010	Poteau Properties II	142,615	26.14	142,615	-
September 2010	Roland Properties II	142,615	26.14	142,615	-
September 2010	Sallisaw Properties	142,615	26.14	142,615	-
September 2010	Stilwell Properties	131,551	24.11	131,551	-
September 2010	Waldron Properties	65,162	11.94	65,162	-
November 2010	Mill Run Apartments	2,538	0.47	2,538	-
December 2010	Countrywood Apartments	14,650	2.69	14,650	-
December 2010	Weston Apartments	1,650	0.30	1,650	-
December 2010	McKinley II Apartments	7,387	1.35	7,387	-
December 2010	Hornellsville Apartments	7,644	1.40	7,644	-
December 2010	Wildwood Apartments	27,145	4.98	27,145	-
December 2010	Hancock Manor Apartments	13,537	2.48	13,537	-
December 2010	Shiloh Apartments	27,337	5.01	27,337	-
	Other, net (see below)	-	-	(522)	-
				$833,093	$-

The net proceeds per BAC from the sale of Heritage Villas, Nowata Properties, Poteau Properties II, Roland Properties II, Sallisaw Properties, Stilwell Properties, Waldron Properties, Mill Run Apartments, Countrywood Apartments, Weston Apartments, McKinley II Apartments, Hornellsville Apartments, Wildwood Apartments, Hancock Manor Apartments and Shiloh Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 3 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway recognized a reduction with respect to the gain on sale of Project Partnerships in the amount of $522 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This adjustment will reduce the amount distributed to the Series 3 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
September 2010	Stilwell Properties II	$142,615	$20.62	$142,615	$-
September 2010	Westville Properties	98,356	14.22	98,356	-
September 2010	Spring Hill Senior Housing	65,365	9.45	65,365	-
	Other, net (see below)	-	-	1,000	-
				$307,336	$-

The net proceeds per BAC from the sale of Stilwell Properties II, Westville Properties and Spring Hill Senior Housing are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $1,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Series 5

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
April 2010	Alma Properties	$65,161	$7.56	$65,161	$-
July 2010	Carrollton Club	106,140	12.32	106,140	-
August 2010	Crawford Rental Housing	19,875	2.31	19,875	-
August 2010	Greensboro Properties I	19,075	2.21	19,075	-
August 2010	Greensboro Properties II	25,475	2.96	25,475	-
December 2010	Heritage Square Apartments	99,389	11.54	99,389	-
December 2010	Savannah Park of Grove	164,712	19.12	164,712	-
December 2010	Savannah Park of Spring Hill	98,526	11.44	98,526	-
December 2010	Savannah Park of Clayton	65,128	7.56	65,128	-
	Gain deferred at March 31, 2010	-	-	151,377	-
	Other, net (see below)	-	-	6,001	-
				$820,859	$-

The net proceeds per BAC from the sales of Alma Properties, Blackshear Apartments II, Carrollton Club, Crawford Rental Housing, Greensboro Properties I, Greensboro Properties II, Heritage Square Apartments, Savannah Park of Grove, Savannah Park of Spring Hill and Savannah Park of Clayton are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $6,001 resulting from the true-up of certain legal and other sale transaction closing expenses arising from  Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
April 2010	Logan Place L.P.	$62,250	$6.16	$62,250	$-
August 2010	Lancaster House	110,000	10.89	110,000	-
December 2010	Maple Wood Apartments.	105,356	10.43	105,356	-
December 2010	Savannah Park of Parsons	131,508	13.01	131,509	-
				$409,115	$-

The net proceeds per BAC from the sales of Logan Place L.P., Lancaster House, Maple Wood Apartments and Savannah Park of Parsons are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Fiscal Year 2010 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
December 2009	Charleston Properties	$87,503	$14.26	$87,503	$-
December 2009	Pocola Properties	98,566	16.06	98,566	-
December 2009	Sallisaw Properties II	128,995	21.02	128,995	-
October 2009	Sylacauga Heritage Apartments, Ltd.	-	-	-	-
August 2009	Lewiston Limited Partnership	16,568	2.70	16,568	-
				$331,632	$-

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The net proceeds per BAC from the sale of Charleston Properties, Pocola Properties, Sallisaw Properties II, and Lewiston Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
October 2009	Village Apartments of St. Joseph II	$-	$-	$-	$-
	Other, net (see below)	-	-	2,000	-
				$2,000	$-

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $2,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 5

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
March 2010	Blackshear Apartments, L.P., Phase II	$151,377	$17.57	$-	$151,377
March 2010	Woodcrest Associates of South Boston	132,434	15.37	132,434	-
December 2009	Pine Terrace Apartments, L.P.	122,273	14.19	122,273	-
December 2009	Shellman Housing, L.P.	12,181	1.41	12,181	-
December 2009	Crisp Properties, L.P.	131,990	15.32	131,574	-
October 2009	Village Apartments of Effingham	756	0.09	756	-
October 2009	Village Apartments of Seymour II	304	0.03	304	-
				$399,522	$151,377

In accordance with GAAP, although the sale of Blackshear Apartments, L.P., Phase II was consummated on or prior to March 31, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $152,032 which is included in Receivable - Other on the Balance Sheet and has been subsequently received in April 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $151,377 will be recognized on the fiscal year 2011 first quarter Statement of Operations.

The net proceeds per BAC from the sale of Woodcrest Associates of South Boston, Pine Terrace Apartments, L.P., Shellman Housing, L.P., Crisp Properties, L.P., Village Apartments of Effingham, and Village Apartments of Seymour II are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
	Other, net (see below)	$-	$-	$2,000	$-
				$2,000	$-

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $2,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in a prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fiscal Year 2009 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
September 2008	Prairie Apartments	$7,741	$1.26	$7,741	$-
	Other, net (see below)	-	-	5,300	-
				$13,041	$-

The net proceeds per BAC from the sale of Prairie Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $5,300 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The Lakeshore Apartments property was the subject of a fiscal year 2008 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and $3,357 of re-syndication profit has been contributed during fiscal year 2009 to Gateway by the Managing General Partner (in October 2008).  This amount is included as a component of the Distribution Payable and Distributions to Assignees on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of March 31, 2009.  The distribution to the Series 2 Assignees, less the applicable state tax withholding, will occur in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
December 2008	Williston Properties	$43,512	$6.29	$43,512	$-
December 2008	St. George Properties	43,592	6.30	43,592	-
December 2008	Jonesville Manor	79,579	11.51	79,499	-
September 2008	Rural Development Group	24,550	3.55	24,550	-
June 2008	Norton Green	120,977	17.49	120,645	-
	Other, net (see below)	-	-	1,850	-
				$313,648	$-

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $1,850 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 5

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
	Other, net (see below)	$-	$-	$3,700	$-
				$3,700	$-
Gateway recognized an additional gain on sale of Project Partnerships in the amount of $3,700 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
December 2008	Newport Village	$46,919	$4.64	$46,369	$-
December 2008	Blacksburg Terrace	47,490	4.70	47,410	-
September 2008	Spruce Apartments	9,442	0.93	9,442	-
September 2008	Shannon Apartments	7,741	0.77	7,741	-
September 2008	Cornell Apartments	9,741	0.96	9,741	-
September 2008	Winter Park Apartments	9,741	0.96	9,741	-
				$130,444	$-

The net proceeds per BAC from the sale of Newport Village, Blacksburg Terrace, Spruce Apartments, Shannon Apartments, Cornell Apartments, and Winter Park Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds were distributed to the Series 6 Assignees in May 2009.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of March 31, 2011:

Project Partnerships sold subsequent to March 31, 2011:

Series 6

Dawson Elderly, L.P.

Subsequent to the March 31, 2011 year-end, Gateway sold its partnership interest in Dawson Elderly, A Georgia Limited Partnership.  Gateway received approximately $32,000 in net proceeds (approximately $3.17 per beneficial assignee certificate) which also approximates the gain on sale of Project Partnerships.  The gain will be recognized in the first quarter of fiscal year 2012 and available proceeds from this sale transaction, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gateway has approved the sale to the general partner of the Project Partnership or a third party:

Series 4

Wynnwood Common Associates	Wellsville Senior Housing, L.P.
Sunflower Apartments of Arkansas City

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $46,000, or $6.65 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 4 Assignees in a period subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 5

Sunflower Apartments of Concordia.	Sunflower Apartments of Medicine Lodge.
Sunflower Apartments of Winfield	Sunflower Apartments of Ottawa II

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $92,000, or $10.68 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 5 Assignees in a period subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Series 6

Dawson Elderly, L.P.

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should each of the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $29,000, or $2.87 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 6 Assignees in a period subsequent to the closing of these sales transactions which would most likely occur within the next two years.

Disclosure of Contractual Obligations

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Liabilities Reflected on the
Registrant’s Balance Sheet under GAAP	$4,854,550 (1)	39,290	4,815,260	-	-

(1)  The Other Liabilities represent the asset management fees and other general and administrative expense reimbursements owed to the General Partners as of March 31, 2011.  This payable is unsecured, due on demand and, in accordance with the limited partnership agreement, non-interest bearing.  As referred to in Note 3, the Managing General Partner does not intend to demand payment of the portion of this balance reflected as due later than one year within the next twelve months.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, no information is required.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Gateway Tax Credit Fund II Ltd.

We have audited the accompanying balance sheets of Gateway Tax Credit Fund II Ltd. (a Florida Limited Partnership) - Series 2 through 6, in total and for each series, as of March 31, 2011 and 2010, and the related statements of operations, partners’ equity (deficit), and cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2011.  Gateway’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Tax Credit Fund II Ltd. - Series 2 through 6, in total and for each series, as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the total partnership and for each of the series for each of the years in the three-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Reznick Group, P.C.
REZNICK GROUP, P.C.

Atlanta, Georgia
July 1, 2011

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 2		SERIES 3		SERIES 4
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$614,473	$451,096	$921,155	$112,146	$453,463	$175,323

Total Assets	$614,473	$451,096	$921,155	$112,146	$453,463	$175,323

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$3,398	$7,689	$19,502	$17,558	$2,978	$7,778
Distribution Payable	540,593	347,753	836,342	3,249	310,828	3,492

Total Current Liabilities	543,991	355,442	855,844	20,807	313,806	11,270

Long-Term Liabilities:
Payable to General Partners	874,619	855,054	737,017	714,133	904,255	886,846

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
6,136, 5,456, and 6,915 for Series 2, 3, and 4, respectively,
have been issued at March 31, 2011 and 2010	(948,611)	(902,393)	(680,027)	(622,304)	(772,011)	(727,551)
General Partners	144,474	142,993	8,321	(490)	7,413	4,758

Total Partners' Deficit	(804,137)	(759,400)	(671,706)	(622,794)	(764,598)	(722,793)

Total Liabilities and Partners' Deficit	$614,473	$451,096	$921,155	$112,146	$453,463	$175,323

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,247,249	$479,047	$569,140	$229,672	$3,805,480	$1447,284
Receivable - Other	-	152,032	-	-	-	152,032

Total Assets	$1,247,249	$631,079	$569,140	$229,672	$3,805,480	$1,599,316

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$5,535	$53,803	$7,877	$31,445	$39,290	$118,273
Distribution Payable	1,224,085	403,226	410,570	1,455	3,322,418	759,175
Deferred Gain on Sale of Project Partnerships	-	151,377	-	-	-	151,377

Total Current Liabilities	1,229,620	608,406	418,447	32,900	3,361,708	1,028,825

Long-Term Liabilities:
Payable to General Partners	951,064	906,074	1,348,305	1,273,112	4,815,260	4,635,219

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's authorized of which
8,616 and 10,105 for Series 5 and 6, respectively, have
been issued at March 31, 2011 and 2010	(945,128)	(887,385)	(1,201,691)	(1,076,356)	(4,547,468)	(4,215,989)
General Partners	11,693	3,984	4,079	16	175,980	151,261

Total Partners' Deficit	(933,435)	(883,401)	(1,197,612)	(1,076,340)	(4,371,488)	(4,064,728)

Total Liabilities and Partners' Deficit	$1,247,249	$631,079	$569,140	$229,672	$3,805,480	$1,599,316

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 2			SERIES 3
	2011	2010	2009	2011	2010	2009
Revenues:
Distribution Income	$7,151	$13,859	$13,586	$7,288	$17,501	$14,465
Total Revenues	7,151	13,859	13,586	7,288	17,501	14,465

Expenses:
Asset Management Fee - General Partner	19,564	41,341	47,611	22,884	37,732	37,995
General and Administrative:
General Partner	17,692	43,142	54,129	23,522	43,457	46,497
Other	14,695	12,208	20,186	9,856	20,097	24,045

Total Expenses	51,951	96,691	121,926	56,262	101,286	108,537

Loss Before Gain on Sale of Project Partnerships and Other Income	(44,800)	(82,832)	(108,340)	(48,974)	(83,785)	(94,072)
Gain on Sale of Project Partnerships	192,840	331,632	13,041	833,093	-	-
Interest Income	62	23	3,608	59	14	3,594

Net Income (Loss)	$148,102	$248,823	$(91,691)	$784,178	$(83,771)	$(90,478)

Allocation of Net Income (Loss):
Assignees	$146,621	$246,335	$(90,774)	$775,367	$(82,933)	$(89,573)
General Partners	1,481	2,488	(917)	8,811	(838)	(905)

	$148,102	$248,823	$(91,691)	$784,178	$(83,771)	$(90,478)

Net Income (Loss) Per Beneficial Assignee Certificate	$23.90	$40.15	$(14.79)	$142.11	$(15.20)	$(16.42)

Number of Beneficial Assignee Certificates Outstanding	6,136	6,136	6,136	5,456	5,456	5,456

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 4			SERIES 5
	2011	2010	2009	2011	2010	2009
Revenues:
Distribution Income	$7,231	$8,109	$12,173	$13,818	$26,546	$16,491
Total Revenues	7,231	8,109	12,173	13,818	26,546	16,491

Expenses:
Asset Management Fee - General Partner	17,409	23,438	33,100	44,990	73,617	77,196
General and Administrative:
General Partner	14,667	27,458	39,332	-	68,984	86,794
Other	16,996	22,340	22,583	18,966	25,107	31,379

Total Expenses	49,072	73,236	95,015	63,956	167,708	195,369

Loss Before Equity in Loss of Project Partnerships and Other Income	(41,841)	(65,127)	(82,842)	(50,138)	(141,162)	(178,878)
Equity in Loss of Project Partnerships	-	-	-	-	-	(18,638)
Gain on Sale of Project Partnerships	307,336	2,000	313,648	820,859	399,522	3,700
Interest Income	37	23	5,528	103	15	3,138

Net Income (Loss)	$265,532	$(63,104)	$236,334	$770,824	$258,375	$(190,678)

Allocation of Net Income (Loss):
Assignees	$262,877	$(62,473)	$233,971	$763,115	$254,711	$(188,771)
General Partners	2,655	(631)	2,363	7,709	3,664	(1,907)

	$265,532	$(63,104)	$236,334	$770,824	$258,375	$(190,678)

Net Income (Loss) Per Beneficial Assignee Certificate	$38.02	$(9.03)	$33.84	$88.57	$29.56	$(21.91)

Number of Beneficial Assignee Certificates Outstanding	6,915	6,915	6,915	8,616	8,616	8,616

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 6			TOTAL SERIES 2 - 6
	2011	2010	2009	2011	2010	2009
Revenues:
Distribution Income	$26,315	$29,087	$29,062	$61,803	$95,102	$85,777
Total Revenues	26,315	29,087	29,062	61,803	95,102	85,777

Expenses:
Asset Management Fee - General Partner	75,193	81,399	91,792	180,040	257,527	287,694
General and Administrative:
General Partner	48,672	84,018	99,847	104,553	267,059	326,599
Other	23,765	29,178	29,828	84,278	108,930	128,021
Impairment Loss on Investment in Project Partnerships	-	-	22,839	-	-	22,839

Total Expenses	147,630	194,595	244,306	368,871	633,516	765,153

Loss Before Equity in Loss of Project Partnerships and Other Income	(121,315)	(165,508)	(215,244)	(307,068)	(538,414)	(679,376)
Equity in Loss of Project Partnerships	-	-	(4,692)	-	-	(23,330)
Gain on Sale of Project Partnerships	409,115	2,000	130,444	2,563,243	735,154	460,833
Interest Income	42	29	7,836	303	104	23,704

Net Income (Loss)	$287,842	$(163,479)	$(81,656)	$2,256,478	$196,844	$(218,169)

Allocation of Net Income (Loss):
Assignees	$283,779	$(162,272)	$(88,884)	$2,231,759	$193,368	$(224,031)
General Partners	4,063	(1,207)	7,228	24,719	3,476	5,862

	$287,842	$(163,479)	$(81,656)	$2,256,478	$196,844	$(218,169)

Net Income (Loss) Per Beneficial Assignee Certificate	$28.08	$(16.06)	$(8.80)

Number of Beneficial Assignee Certificates Outstanding	10,105	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2008	$(709,923)	$138,065	$(571,858)	$(449,798)	$1,253	$(448,545)

Capital Contributions	-	3,357	3,357	-	-	-

Net Loss	(90,774)	(917)	(91,691)	(89,573)	(905)	(90,478)

Distributions	(16,399)	-	(16,399)	-	-	-

Balance at March 31, 2009	(817,096)	140,505	(676,591)	(539,371)	348	(539,023)

Net Income (Loss)	246,335	2,488	248,823	(82,933)	(838)	(83,771)

Distributions	(331,632)	-	(331,632)	-	-	-

Balance at March 31, 2010	(902,393)	142,993	(759,400)	(622,304)	(490)	(622,794)

Net Income	146,621	1,481	148,102	775,367	8,811	784,178

Distributions	(192,839)	-	(192,839)	(833,090)	-	(833,090)

Balance at March 31, 2011	$(948,611)	$144,474	$(804,137)	$(680,027)	$8,321	$(671,706)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2008	$(583,401)	$3,026	$(580,375)	$(550,103)	$2,227	$(547,876)

Net Income (Loss)	233,971	2,363	236,334	(188,771)	(1,907)	(190,678)

Distributions	(313,648)	-	(313,648)	(3,700)	-	(3,700)

Balance at March 31, 2009	(663,078)	5,389	(657,389)	(742,574)	320	(742,254)

Net (Loss) Income	(62,473)	(631)	(63,104)	254,711	3,664	258,375

Distributions	(2,000)	-	(2,000)	(399,522)	-	(399,522)

Balance at March 31, 2010	(727,551)	4,758	(722,793)	(887,385)	3,984	(883,401)

Net Income	262,877	2,655	265,532	763,115	7,709	770,824

Distributions	(307,337)	-	(307,337)	(820,858)	-	(820,858)

Balance at March 31, 2011	$(772,011)	$7,413	$(764,598)	$(945,128)	$11,693	$(933,435)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2008	$(692,755)	$(6,005)	$(698,760)	$(2,985,980)	$138,566	$(2,847,414)

Capital Contributions	-	-	-	-	3,357	3,357

Net (Loss) Income	(88,884)	7,228	(81,656)	(224,031)	5,862	(218,169)

Distributions	(130,445)	-	(130,445)	(464,192)	-	(464,192)

Balance at March 31, 2009	(912,084)	1,223	(910,861)	(3,674,203)	147,785	(3,526,418)

Net (Loss) Income	(162,272)	(1,207)	(163,479)	193,368	3,476	196,844

Distributions	(2,000)	-	(2,000)	(735,154)	-	(735,154)

Balance at March 31, 2010	(1,076,356)	16	(1,076,340)	(4,215,989)	151,261	(4,064,728)

Net Income	283,779	4,063	287,842	2,231,759	24,719	2,256,478

Distributions	(409,114)	-	(409,114)	(2,563,238)	-	(2,563,238)

Balance at March 31, 2011	$(1,201,691)	$4,079	$(1,197,612)	$(4,547,468)	$175,980	$(4,371,488)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 2
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$148,102	$248,823	$(91,691)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Discount on Investment in Securities	-	-	(1,198)
Gain on Sale of Project Partnerships	(192,840)	(331,632)	(13,041)
Distribution Income	(7,151)	(13,859)	(13,586)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	-	1,610
Increase in Payable to General Partners	15,274	40,565	40,342
Net Cash Used in Operating Activities	(36,615)	(56,103)	(77,564)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	7,152	13,859	13,585
Net Proceeds from Sale of Project Partnerships	192,840	331,632	13,041
Redemption of Investment Securities	-	-	246,000
Purchase of Investment Securities	-	-	(119,758)
Net Cash Provided by Investing Activities	199,992	345,491	152,868

Cash Flows from Financing Activities:
Capital Contributions	-	-	3,357
Distributions Paid to Assignees	-	-	-
Net Cash Provided by Financing Activities	-	-	3,357

Increase in Cash and Cash Equivalents	163,377	289,388	78,661
Cash and Cash Equivalents at Beginning of Year	451,096	161,708	83,047

Cash and Cash Equivalents at End of Year	$614,473	$451,096	$161,708

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$192,840	$331,632	$11,098
Distribution to Assignees	(192,840)	(331,632)	(11,098)
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 3
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income(Loss)	$784,178	$(83,771)	$(90,478)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Discount on Investment in Securities	-	-	(1,301)
Gain on Sale of Project Partnerships	(833,093)	-	-
Distribution Income	(7,288)	(17,501)	(14,465)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	-	1,610
Increase in Payable to General Partners	24,828	47,025	36,796
Net Cash Used in Operating Activities	(31,375)	(54,247)	(67,838)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	7,291	17,501	14,465
Net Proceeds from Sale of Project Partnerships	833,093	-	-
Redemption of Investment Securities	-	-	256,000
Purchase of Investment Securities	-	-	(129,655)
Net Cash Provided by Investing Activities	840,384	17,501	140,810

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	-	-
Net Cash Used in Financing Activities	-	-	-

Increase (Decrease) in Cash and Cash Equivalents	809,009	(36,746)	72,972
Cash and Cash Equivalents at Beginning of Year	112,146	148,892	75,920

Cash and Cash Equivalents at End of Year	$921,155	$112,146	$148,892

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$833,093	$-	$-
Distribution to Assignees	(833,093)	-	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 4
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$265,532	$(63,104)	$236,334
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Discount on Investment in Securities	-	-	(1,806)
Gain on Sale of Project Partnerships	(307,336)	(2,000)	(313,648)
Distribution Income	(7,231)	(8,109)	(12,173)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	-	2,254
Increase in Payable to General Partners	12,609	21,614	27,070
Net Cash Used in Operating Activities	(36,426)	(51,599)	(61,969)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	7,230	8,109	12,173
Net Proceeds from Sale of Project Partnerships	307,336	2,000	313,648
Redemption of Investment Securities	-	-	357,000
Purchase of Investment Securities	-	-	(180,132)
Net Cash Provided by Investing Activities	314,566	10,109	502,689

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	(191,200)	(130,693)
Net Cash Used in Financing Activities	-	(191,200)	(130,693)

Increase (Decrease) in Cash and Cash Equivalents	278,140	(232,690)	310,027
Cash and Cash Equivalents at Beginning of Year	175,323	408,013	97,986

Cash and Cash Equivalents at End of Year	$453,463	$175,323	$408,013

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$307,336	$-	$191,233
Distribution to Assignees	(307,336)	-	(191,233)
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 5
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$770,824	$258,375	$(190,678)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Discount on Investment in Securities	-	-	(469)
Equity in Loss of Project Partnerships	-	-	18,638
Gain on Sale of Project Partnerships	(820,859)	(399,522)	(3,700)
Distribution Income	(13,818)	(26,546)	(16,491)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	-	1,610
(Decrease) Increase in Payable to General Partners	(2,623)	113,432	71,866
Net Cash Used in Operating Activities	(66,476)	(54,261)	(119,224)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	13,819	26,546	18,965
Net Proceeds from Sale of Project Partnerships	820,859	399,522	3,700
Redemption of Investment Securities	-	-	175,000
Purchase of Investment Securities	-	-	(49,487)
Net Cash Provided by Investing Activities	834,678	426,068	148,178

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	-	(179,988)
Net Cash Used in Financing Activities	-	-	(179,988)

Increase (Decrease) in Cash and Cash Equivalents	768,202	371,807	(151,034)
Cash and Cash Equivalents at Beginning of Year	479,047	107,240	258,274

Cash and Cash Equivalents at End of Year	$1,247,249	$479,047	$107,240

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$820,859	$399,939	$-
Distribution to Assignees	(820,859)	(399,939)	-
Increase in Receivable - Other	-	(152,032)	-
Increase in Deferred Gain on Sale of Project Partnerships	-	151,377	-
Increase in Payable to General Partners	-	655	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	SERIES 6
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$287,842	$(163,479)	$(81,656)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Impairment Loss on Investment in Project Partnerships	-	-	22,839
Discount on Investment in Securities	-	-	(2,595)
Equity in Loss of Project Partnerships	-	-	4,692
Gain on Sale of Project Partnerships	(409,115)	(2,000)	(130,444)
Distribution Income	(26,315)	(29,087)	(29,062)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	-	3,865
Increase in Payable to General Partners	51,625	96,838	88,330
Net Cash Used in Operating Activities	(95,963)	(97,728)	(124,031)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	26,316	29,087	29,761
Net Proceeds from Sale of Project Partnerships	409,115	2,000	130,444
Redemption of Investment Securities	-	-	563,000
Purchase of Investment Securities	-	-	(260,300)
Net Cash Provided by Investing Activities	435,431	31,087	462,905

Cash Flows from Financing Activities:
Distributions Paid to Assignees	-	(131,062)	(39,915)
Net Cash Used in Financing Activities	-	(131,062)	(39,915)

Increase (Decrease) in Cash and Cash Equivalents	339,468	(197,703)	298,959
Cash and Cash Equivalents at Beginning of Year	229,672	427,375	128,416

Cash and Cash Equivalents at End of Year	$569,140	$229,672	$427,375

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$409,115	$-	$131,074
Distribution to Assignees	(409,115)	-	(131,074)
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011, 2010 AND 2009

	TOTAL SERIES 2 - 6
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$2,256,478	$196,844	$(218,169)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Impairment Loss on Investment in Project Partnerships	-	-	22,839
Discount on Investment in Securities	-	-	(7,369)
Equity in Loss of Project Partnerships	-	-	23,330
Gain on Sale of Project Partnerships	(2,563,243)	(735,154)	(460,833)
Distribution Income	(61,803)	(95,102)	(85,777)
Changes in Operating Assets and Liabilities:
Decrease in Interest Receivable	-	-	10,949
Increase in Payable to General Partners	101,713	319,474	264,404
Net Cash Used in Operating Activities	(266,855)	(313,938)	(450,626)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	61,808	95,102	88,949
Net Proceeds from Sale of Project Partnerships	2,563,243	735,154	460,833
Redemption of Investment Securities	-	-	1,597,000
Purchase of Investment Securities	-	-	(739,332)
Net Cash Provided by Investing Activities	2,625,051	830,256	1,407,450

Cash Flows from Financing Activities:
Capital Contributions	-	-	3,357
Distributions Paid to Assignees	-	(322,262)	(350,596)
Net Cash Used in Financing Activities	-	(322,262)	(347,239)

Increase in Cash and Cash Equivalents	2,358,196	194,056	609,585
Cash and Cash Equivalents at Beginning of Year	1,447,284	1,253,228	643,643

Cash and Cash Equivalents at End of Year	$3,805,480	$1,447,284	$1,253,228

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$2,563,243	$731,571	$333,405
Distribution to Assignees	(2,563,243)	(731,571)	(333,405)
Decrease in Payable to General Partners	-	-	-
Increase in Receivable - Other	-	(152,032)	-
Increase in Deferred Gain on Sale of Project Partnerships	-	151,377	-
Increase in Payable to General Partners	-	655	-
	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011, 2010 AND 2009

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. (“Gateway”), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040, or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of March 31, 2011, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the “Assignees”).  The fiscal year of Gateway for reporting purposes ends on March 31.

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

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively had been issued as of March 31, 2011.  Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

Operating profits and losses, cash distributions from operations and Tax Credits from each Series are allocated 99% to the Assignees in that Series and 1% to the General Partners.  Profit or loss and cash distributions from sales of properties by each Series are allocated as specified in the Agreement.

When Project Partnerships reach the end of their Tax Credit compliance period, Gateway initiates a process of disposing of its investments in the Project Partnerships.  The objective is to sell Gateway’s interest in such properties for fair market value and ultimately, liquidate the Project Partnerships and in turn, when Gateway’s last Project Partnership investment is sold, liquidate Gateway.

The IRS compliance period for low-income housing Tax Credit properties is generally 15 years from occupancy following construction or rehabilitation completion.

All of the Project Partnerships have reached the end of their Tax Credit compliance period.  As of March 31, 2011, 105 of the Project Partnership investments have been sold and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignee Limited Partners of those Series of Gateway.  On a cumulative basis as of March 31, 2011, $844,487 of net sales proceeds representing $137.59 per Assignee Limited Partner unit in Series 2, $535,698 of net sales proceeds representing $98.18 per Assignee Limited Partner unit in Series 3, $678,707 of net sales proceeds representing $98.15 per Assignee Limited Partner unit in Series 4, $464,238 of net sales proceeds representing $53.87 per Assignee Limited Partner unit in Series 5, and $455,888 of net sales proceeds representing $45.08 per Assignee Limited Partner unit in Series 6 have been distributed to the Assignee Limited Partners of the respective Series.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the investment, Gateway recognizes an impairment loss.  As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  No impairment expense was recognized for the years ended March 31, 2011 or 2010.  Impairment expense for the year ended March 31, 2009 totaled $22,839 (all in Series 6).  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 - Summary of Disposition Activities for the most recent update of those on-going activities.

Cash and Cash Equivalents

Gateway’s policy is to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents.  Short-term investments are comprised of money market mutual funds.

Concentrations of Credit Risk

Financial instruments which potentially subject Gateway to concentrations of credit risk consist of cash investments in a money market mutual fund.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Investment in Securities

Gateway is required under GAAP to categorize its investments in debt securities as held-to-maturity, available-for-sale or trading securities, dependent upon Gateway’s intent in holding the securities.  Gateway’s intent is to hold all of its debt securities (U.S. Treasury Notes) until maturity and to use these assets to fund Gateway’s ongoing operations.  The U.S. Treasury Notes are carried at amortized cost, which approximates market value, and are adjusted for amortization of premiums and accretion of discounts to maturity.  Such adjustments are included in Interest Income.  There are no Investments in Securities as of March 31, 2011 and 2010.

Income Taxes

No provision for income taxes has been made in these financial statements, as income taxes are a liability of the partners rather than of Gateway.  Gateway files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  Gateway is no longer subject to U.S. federal examination by tax authorities for years prior to calendar year 2008.  The income tax returns subject to state examination by tax authorities are generally consistent with the federal period.

Distribution Payable

Distribution payable consists of amounts received as net sales proceeds.  These amounts, net of the applicable state tax withholding, are due and payable to the Assignees and will be distributed at such time that state tax withholding liabilities have been settled.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Gateway holds variable interests in 43 VIEs, which consist of Project Partnerships (Refer to Note 1 – Organization for information about Gateway’s involvement in the Project Partnerships).  Gateway is not the primary beneficiary of the VIEs.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $7,293,446 at March 31, 2011.  Over the course of the investment and Tax Credit Cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit Cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $0.  Tabular disclosures within Note 4 – Investments in Project Partnerships detail total capital contributions to VIEs, the carrying amount of assets and liabilities related to Gateway’s VIEs and the aggregate assets, liabilities and Gateway’s exposure to loss from those VIEs.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide future financial support to the Project Partnerships.

Recent Accounting Changes

In June 2009, the FASB issued amendments to the consolidation guidance applicable to variable interest entities which Gateway adopted effective April 1, 2010.  The amendments had no impact on its financial statements for the year-ended March 31, 2011.

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

For the years ended March 31, 2011, 2010 and 2009 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2011	2010	2009
Series 2	$19,564	$41,341	$47,611
Series 3	22,884	37,732	37,995
Series 4	17,409	23,438	33,100
Series 5	44,990	73,617	77,196
Series 6	75,193	81,399	91,792
Total	$180,040	$257,527	$287,694

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued):

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.  During fiscal year 2011, the General Partner ceased further allocations of general and administrative expenses to Gateway.

	2011	2010	2009
Series 2	$17,692	$43,142	$54,129
Series 3	23,522	43,457	46,497
Series 4	14,667	27,458	39,332
Series 5	-	68,984	86,794
Series 6	48,672	84,018	99,847
Total	$104,553	$267,059	$326,599

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010
Series 2	$878,017	$862,743
Series 3	756,519	731,691
Series 4	907,233	894,624
Series 5	956,599	959,877
Series 6	1,356,182	1,304,557
Total	$4,854,550	$4,753,492

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 5, Summary of Disposition Activities herein.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of March 31, 2011, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 4 - 6) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$-	$2,073,022	$-	$2,494,974	$809,456	$1,402,420

Cumulative equity in losses of Project
Partnerships (1)	-	(2,162,502)	-	(2,675,808)	(849,257)	(1,479,274)

Cumulative distributions received from
Project Partnerships	-	(34,090)	-	(93,673)	(29,665)	(42,900)

Investment in Project Partnerships before
Adjustment	-	(123,570)	-	(274,507)	(69,466)	(119,754)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	-	161,803	-	318,739	89,059	147,412
Accumulated amortization of acquisition
fees and expenses	-	(38,233)	-	(44,232)	(19,593)	(27,658)

Investments in Project Partnerships	$-	$-	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $1,423,462 in Series 4 for the year ended March 31, 2011; and cumulative suspended losses of $3,381,882 in Series 2, $6,220,928 in Series 3, and $2,694,245 in Series 4 for the year ended March 31, 2010 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of March 31, 2011, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 12 and Series 6 - 25) which own and operate government assisted multi-family housing complexes.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011	2010
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$1,951,046	$3,729,876	$4,532,944	$5,424,795	$7,293,446	$15,125,087

Cumulative equity in losses of Project
Partnerships (1)	(1,978,250)	(3,886,172)	(4,661,281)	(5,590,369)	(7,488,788)	(15,794,125)

Cumulative distributions received from
Project Partnerships	(95,992)	(121,537)	(152,419)	(191,505)	(278,076)	(483,705)

Investment in Project Partnerships before
Adjustment	(123,196)	(277,833)	(280,756)	(357,079)	(473,418)	(1,152,743)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	202,650	385,181	455,613	557,032	747,322	1,570,167
Accumulated amortization of acquisition
fees and expenses	(79,454)	(107,348)	(152,018)	(177,114)	(251,065)	(394,585)

Reserve for Impairment of Investment in
Project Partnerships	-	-	(22,839)	(22,839)	(22,839)	(22,839)

Investments in Project Partnerships	$-	$-	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $2,626,278 in Series 5 and $5,068,051 in Series 6 for the year ended March 31, 2011; and cumulative suspended losses of $6,427,740 in Series 5 and $5,680,549 in Series 6 for the year ended March 31, 2010 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 2
	2010	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$-	$1,083,508	$1,589,125
Investment properties, net	-	5,567,844	8,678,839
Other assets	-	27,391	34,351
Total assets	$-	$6,678,743	$10,302,315

Liabilities and Partners' Deficit:
Current liabilities	$-	$489,623	$570,593
Long-term debt	-	10,024,081	15,302,625
Total liabilities	-	10,513,704	15,873,218

Partners' deficit
Limited Partner	-	(3,547,915)	(5,407,127)
General Partners	-	(287,046)	(163,776)
Total partners' deficit	-	(3,834,961)	(5,570,903)

Total liabilities and partners' deficit	$-	$6,678,743	$10,302,315

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$-	$2,177,937	$3,289,010
Expenses:
Operating expenses	-	1,249,692	1,778,270
Interest expense	-	809,679	1,352,564
Depreciation and amortization	-	391,940	597,729

Total expenses	-	2,451,311	3,728,563

Net loss	$-	$(273,374)	$(439,553)

Other partners' share of net loss	$-	$(2,734)	$(4,396)

Gateway's share of net loss	$-	$(270,640)	$(435,157)
Suspended losses	-	270,640	435,157

Equity in Loss of Project Partnerships	$-	$-	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 3 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 3
	2010	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$-	$1,635,209	$1,650,727
Investment properties, net	-	4,431,231	4,988,440
Other assets	-	43,591	36,462
Total assets	$-	$6,110,031	$6,675,629

Liabilities and Partners' Deficit:
Current liabilities	$-	$310,418	$379,329
Long-term debt	-	12,502,110	12,628,696
Total liabilities	-	12,812,528	13,008,025

Partners' (deficit) equity
Limited Partner	-	(6,883,450)	(6,532,910)
General Partners	-	180,953	200,514
Total partners' deficit	-	(6,702,497)	(6,332,396)

Total liabilities and partners' deficit	$-	$6,110,031	$6,675,629

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$-	$2,924,525	$2,878,664
Expenses:
Operating expenses	-	1,549,414	1,558,219
Interest expense	-	1,062,563	1,074,974
Depreciation and amortization	-	651,907	648,659

Total expenses	-	3,263,884	3,281,852

Net loss	$-	$(339,359)	$(403,188)

Other partners' share of net loss	$-	$(3,394)	$(4,032)

Gateway's share of net loss	$-	$(335,965)	$(399,156)
Suspended losses	-	335,965	399,156

Equity in Loss of Project Partnerships	$-	$-	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 4 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 4
	2010	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$617,546	$1,027,191	$994,709
Investment properties, net	2,412,753	3,663,777	4,316,094
Other assets	13,646	26,943	19,260
Total assets	$3,043,945	$4,717,911	$5,330,063

Liabilities and Partners' Deficit:
Current liabilities	$168,029	$206,962	$213,087
Long-term debt	4,495,070	7,246,783	8,093,519
Total liabilities	4,663,099	7,453,745	8,306,606

Partners' (deficit) equity
Limited Partner	(1,488,933)	(2,859,535)	(3,104,564)
General Partners	(130,221)	123,701	128,021
Total partners' deficit	(1,619,154)	(2,735,834)	(2,976,543)

Total liabilities and partners' deficit	$3,043,945	$4,717,911	$5,330,063

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,001,509	$1,561,071	$1,760,177
Expenses:
Operating expenses	547,228	941,795	984,614
Interest expense	287,746	483,205	642,073
Depreciation and amortization	192,142	320,168	358,055

Total expenses	1,027,116	1,745,168	1,984,742

Net loss	$(25,607)	$(184,097)	$(224,565)

Other partners' share of net loss	$(3,009)	$(4,535)	$(4,431)

Gateway's share of net loss	$(22,598)	$(179,562)	$(220,134)
Suspended losses	22,598	179,562	220,134

Equity in Loss of Project Partnerships	$-	$-	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 5 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 5
	2010	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$1,383,998	$2,350,783	$2,954,696
Investment properties, net	5,668,065	10,104,393	14,779,748
Other assets	11,377	34,854	24,928
Total assets	$7,063,440	$12,490,030	$17,759,372

Liabilities and Partners' Deficit:
Current liabilities	$242,147	$582,996	$796,031
Long-term debt	9,862,602	18,858,682	25,741,575
Total liabilities	10,104,749	19,441,678	26,537,606

Partners' deficit
Limited Partner	(2,780,686)	(6,791,269)	(8,488,560)
General Partners	(260,623)	(160,379)	(289,674)
Total partners' deficit	(3,041,309)	(6,951,648)	(8,778,234)

Total liabilities and partners' deficit	$7,063,440	$12,490,030	$17,759,372

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$2,196,716	$4,219,474	$5,267,688
Expenses:
Operating expenses	1,161,142	2,455,734	3,266,656
Interest expense	671,222	1,435,691	1,782,720
Depreciation and amortization	440,782	803,244	1,067,137

Total expenses	2,273,146	4,694,669	6,116,513

Net loss	$(76,430)	$(475,195)	$(848,825)

Other partners' share of net loss	$(764)	$(4,752)	$(8,488)

Gateway's share of net loss	$(75,666)	$(470,443)	$(840,337)
Suspended losses	75,666	470,443	821,699

Equity in Loss of Project Partnerships	$-	$-	$(18,638)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 6 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	SERIES 6
	2010	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$3,166,944	$3,643,304	$3,650,347
Investment properties, net	14,140,678	17,281,496	18,149,356
Other assets	39,807	64,624	32,733
Total assets	$17,347,429	$20,989,424	$21,832,436

Liabilities and Partners' Deficit:
Current liabilities	$720,178	$790,886	$756,388
Long-term debt	22,661,320	27,019,788	27,229,395
Total liabilities	23,381,498	27,810,674	27,985,783

Partners' deficit
Limited Partner	(5,476,073)	(6,207,861)	(5,585,754)
General Partners	(557,996)	(613,389)	(567,593)
Total partners' deficit	(6,034,069)	(6,821,250)	(6,153,347)

Total liabilities and partners' deficit	$17,347,429	$20,989,424	$21,832,436

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$4,842,267	$5,678,400	$5,557,040
Expenses:
Operating expenses	2,728,779	3,172,861	3,024,461
Interest expense	1,642,172	2,039,567	2,083,243
Depreciation and amortization	924,881	1,065,991	1,077,376

Total expenses	5,295,832	6,278,419	6,185,080

Net loss	$(453,565)	$(600,019)	$(628,040)

Other partners' share of net income (loss)	$5,633	$(6,396)	$743

Gateway's share of net loss	$(459,198)	$(593,623)	$(628,783)
Suspended losses	459,198	593,623	624,091

Equity in Loss of Project Partnerships	$-	$-	$(4,692)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized balance sheets for the Project Partnerships of Series 2 through 6 as of December 31 and the summarized statements of operations for the year ended December 31 of each year:

	TOTAL SERIES 2 - 6
	2010	2009	2008
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$5,168,488	$9,739,995	$10,839,604
Investment properties, net	22,221,496	41,048,741	50,912,477
Other assets	64,830	197,403	147,734
Total assets	$27,454,814	$50,986,139	$61,899,815

Liabilities and Partners' Deficit:
Current liabilities	$1,130,354	$2,380,885	$2,715,428
Long-term debt	37,018,992	75,651,444	88,995,810
Total liabilities	38,149,346	78,032,329	91,711,238

Partners' deficit
Limited Partner	(9,745,692)	(26,290,030)	(29,118,915)
General Partners	(948,840)	(756,160)	(692,508)
Total partners' deficit	(10,694,532)	(27,046,190)	(29,811,423)

Total liabilities and partners' deficit	$27,454,814	$50,986,139	$61,899,815

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$8,040,492	$16,561,407	$18,752,579
Expenses:
Operating expenses	4,437,149	9,369,496	10,612,220
Interest expense	2,601,140	5,830,705	6,935,574
Depreciation and amortization	1,557,805	3,233,250	3,748,956

Total expenses	8,596,094	18,433,451	21,296,750

Net loss	$(555,602)	$(1,872,044)	$(2,544,171)

Other partners' share of net income (loss)	$1,860	$(21,811)	$(20,604)

Gateway's share of net loss	$(557,462)	$(1,850,233)	$(2,523,567)
Suspended losses	557,462	1,850,233	2,500,237

Equity in Loss of Project Partnerships	$-	$-	$(23,330)

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

Gateway’s equity by Series as reflected by the Project Partnerships differs from the Investments in Project Partnerships before acquisition fees and expenses, amortization and impairment reserves by Series primarily because of suspended losses (refer to Note 2 for discussion of suspended losses).

By Series these differences are as follows:

	Equity Per Project Partnership	Equity Per Gateway
Series 2	$-	$-
Series 3	-	-
Series 4	(1,488,933)	(69,466)
Series 5	(2,780,686)	(123,196)
Series 6	(5,476,073)	(280,756)

The aggregate assets, liabilities and exposure to loss from the VIEs in which Gateway holds a variable interest, but has concluded that it is not the primary beneficiary, are provided in the table below (refer to Note 2 for discussion of variable interest entities).

	December 31, 2010			December 31, 2009
	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss
Series 2	$-	$-	$-	$6,678,743	$10,513,704	$-
Series 3	-	-	-	6,110,031	12,812,528	-
Series 4	3,043,945	4,663,099	-	4,717,911	7,453,745	-
Series 5	7,063,440	10,104,749	-	12,490,030	19,441,678	-
Series 6	17,347,429	23,381,498	-	20,989,424	27,810,674	-
Total	$27,454,814	$38,149,346	$-	$50,986,139	$78,032,329	$-

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of March 31, 2011, Gateway has sold or otherwise disposed of its interest in 105 Project Partnerships (22 in Series 2, 23 in Series 3, 23 in Series 4, 24 in Series 5 and 13 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the past three fiscal years are summarized below:

Fiscal Year 2011 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
August 2010	Richland Elderly	$27,075	$4.41	$27,075	$-
August 2010	Pearson Elderly	19,874	3.24	19,874	-
August 2010	Mount Vernon Elderly	16,675	2.72	16,675	-
August 2010	Lakeland Elderly	23,075	3.76	23,075	-
September 2010	Hartwell Family	1,500	0.24	1,500	-
September 2010	Deerfield II	1,975	0.32	1,975	-
November 2010	Cherrytree Apartments	23,769	3.87	23,769	-
November 2010	Springwood Apartments	36,676	5.98	36,676	-
December 2010	Manchester Housing	9,387	1.53	9,387	-
December 2010	Heritage Village Apartments	23,296	3.80	23,296	-
December 2010	Woodland Terrace Apartments	9,375	1.53	9,375	-
December 2010	Park Place Apartments	-	-	-	-
	Other, net (see below)	-	-	163	-
				$192,840	$-

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

The net proceeds per BAC from the sales of Richland Elderly, Pearson Elderly, Mount Vernon Elderly, Lakeland Elderly, Hartwell Family, Deerfield II, Cherrytree Apartments, Springwood Apartments, Manchester Housing, Heritage Village Apartments, Woodland Terrace Apartments and Park Place Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $163 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 3

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
August 2010	Heritage Villas	$19,875	$3.64	$19,875	$-
September 2010	Nowata Properties	87,294	16.00	87,294	-
September 2010	Poteau Properties II	142,615	26.14	142,615	-
September 2010	Roland Properties II	142,615	26.14	142,615	-
September 2010	Sallisaw Properties	142,615	26.14	142,615	-
September 2010	Stilwell Properties	131,551	24.11	131,551	-
September 2010	Waldron Properties	65,162	11.94	65,162	-
November 2010	Mill Run Apartments	2,538	0.47	2,538	-
December 2010	Countrywood Apartments	14,650	2.69	14,650	-
December 2010	Weston Apartments	1,650	0.30	1,650	-
December 2010	McKinley II Apartments	7,387	1.35	7,387	-
December 2010	Hornellsville Apartments	7,644	1.40	7,644	-
December 2010	Wildwood Apartments	27,145	4.98	27,145	-
December 2010	Hancock Manor Apartments	13,537	2.48	13,537	-
December 2010	Shiloh Apartments	27,337	5.01	27,337	-
	Other, net (see below)	-	-	(522)	-
				$833,093	$-

The net proceeds per BAC from the sale of Heritage Villas, Nowata Properties, Poteau Properties II, Roland Properties II, Sallisaw Properties, Stilwell Properties, Waldron Properties, Mill Run Apartments, Countrywood Apartments, Weston Apartments, McKinley II Apartments, Hornellsville Apartments, Wildwood Apartments, Hancock Manor Apartments and Shiloh Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 3 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway recognized a reduction with respect to the gain on sale of Project Partnerships in the amount of $522 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This adjustment will reduce the amount distributed to the Series 3 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
September 2010	Stilwell Properties II	$142,615	$20.62	$142,615	$-
September 2010	Westville Properties	98,356	14.22	98,356	-
September 2010	Spring Hill Senior Housing	65,365	9.45	65,365	-
	Other, net (see below)	-	-	1,000	-
				$307,336	$-

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

The net proceeds per BAC from the sale of Stilwell Properties II, Westville Properties and Spring Hill Senior Housing are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $1,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 5

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
April 2010	Alma Properties	$65,161	$7.56	$65,161	$-
July 2010	Carrollton Club	106,140	12.32	106,140	-
August 2010	Crawford Rental Housing	19,875	2.31	19,875	-
August 2010	Greensboro Properties I	19,075	2.21	19,075	-
August 2010	Greensboro Properties II	25,475	2.96	25,475	-
December 2010	Heritage Square Apartments	99,389	11.54	99,389	-
December 2010	Savannah Park of Grove	164,712	19.12	164,712	-
December 2010	Savannah Park of Spring Hill	98,526	11.44	98,526	-
December 2010	Savannah Park of Clayton	65,128	7.56	65,128	-
	Gain deferred at March 31, 2010	-	-	151,377	-
	Other, net (see below)	-	-	6,001	-
				$820,859	$-

The net proceeds per BAC from the sales of Alma Properties, Blackshear Apartments II, Carrollton Club, Crawford Rental Housing, Greensboro Properties I, Greensboro Properties II, Heritage Square Apartments, Savannah Park of Grove, Savannah Park of Spring Hill and Savannah Park of Clayton are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $6,001 resulting from the true-up of certain legal and other sale transaction closing expenses arising from  Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
April 2010	Logan Place L.P.	$62,250	$6.16	$62,250	$-
August 2010	Lancaster House	110,000	10.89	110,000	-
December 2010	Maple Wood Apartments.	105,356	10.43	105,356	-
December 2010	Savannah Park of Parsons	131,508	13.01	131,509	-
				$409,115	$-

  The net proceeds per BAC from the sales of Logan Place L.P., Lancaster House, Maple Wood Apartments and Savannah Park of Parsons are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Fiscal Year 2010 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
December 2009	Charleston Properties	$87,503	$14.26	$87,503	$-
December 2009	Pocola Properties	98,566	16.06	98,566	-
December 2009	Sallisaw Properties II	128,995	21.02	128,995	-
October 2009	Sylacauga Heritage Apartments, Ltd.	-	-	-	-
August 2009	Lewiston Limited Partnership	16,568	2.70	16,568	-
				$331,632	$-

The net proceeds per BAC from the sale of Charleston Properties, Pocola Properties, Sallisaw Properties II, and Lewiston Limited Partnership are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
October 2009	Village Apartments of St. Joseph II	$-	$-	$-	$-
	Other, net (see below)	-	-	2,000	-
				$2,000	$-

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $2,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 5

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
March 2010	Blackshear Apartments, L.P., Phase II	$151,377	$17.57	$-	$151,377
March 2010	Woodcrest Associates of South Boston	132,434	15.37	132,434	-
December 2009	Pine Terrace Apartments, L.P.	122,273	14.19	122,273	-
December 2009	Shellman Housing, L.P.	12,181	1.41	12,181	-
December 2009	Crisp Properties, L.P.	131,990	15.32	131,574	-
October 2009	Village Apartments of Effingham	756	0.09	756	-
October 2009	Village Apartments of Seymour II	304	0.03	304	-
				$399,522	$151,377

In accordance with GAAP, although the sale of Blackshear Apartments, L.P., Phase II was consummated on or prior to March 31, 2010, the gain on the sale is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from this sale totaling $152,032 which is included in Receivable - Other on the Balance Sheet and has been subsequently received in April 2010.  The net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $151,377 will be recognized on the fiscal year 2011 first quarter Statement of Operations.

The net proceeds per BAC from the sale of Woodcrest Associates of South Boston, Pine Terrace Apartments, L.P., Shellman Housing, L.P., Crisp Properties, L.P., Village Apartments of Effingham, and Village Apartments of Seymour II are a component of the Distribution Payable on the Balance Sheet as of March 31, 2010.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
	Other, net (see below)	$-	$-	$2,000	$-
				$2,000	$-

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $2,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in a prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Fiscal Year 2009 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
September 2008	Prairie Apartments	$7,741	$1.26	$7,741	$-
	Other, net (see below)	-	-	5,300	-
				$13,041	$-

The net proceeds per BAC from the sale of Prairie Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $5,300 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 2 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Re-syndications of Project Partnerships occur when a new buyer acquires the assets of a Project Partnership and renovates the existing affordable housing property and finances the costs of the renovation in part through the acquisition and sale of Tax Credits.  In such re-syndication transactions, the assets of the existing Project Partnership are sold to a new partnership, net sales proceeds from the sale of assets are remitted to either Gateway or the general partner of the Project Partnership as appropriate, and the Project Partnership is liquidated.  In a separate transaction, interests in the new partnership, which has a “fresh” allocation of Tax Credits, are sold to an unrelated third party or fund.  In certain limited circumstances, the Managing General Partner of Gateway is involved in “re-syndicating” the sale of interests in the new partnership to an unrelated third party or fund.  In those instances, the Managing General Partner has adopted the policy that it will contribute any net profits it received from the re-syndication transaction to Gateway.  The Lakeshore Apartments property was the subject of a fiscal year 2008 re-syndication transaction in which the Managing General Partner was involved in the re-syndication, and $3,357 of re-syndication profit has been contributed during fiscal year 2009 to Gateway by the Managing General Partner (in October 2008).  This amount is included as a component of the Distribution Payable and Distributions to Assignees on the Balance Sheet and Statement of Partners’ Equity (Deficit), respectively, as of March 31, 2009.  The distribution to the Series 2 Assignees, less the applicable state tax withholding, will occur in a subsequent period at such time that state withholding tax liabilities have been settled.

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 4

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
December 2008	Williston Properties	$43,512	$6.29	$43,512	$-
December 2008	St. George Properties	43,592	6.30	43,592	-
December 2008	Jonesville Manor	79,579	11.51	79,499	-
September 2008	Rural Development Group	24,550	3.55	24,550	-
June 2008	Norton Green	120,977	17.49	120,645	-
	Other, net (see below)	-	-	1,850	-
				$313,648	$-

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

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $1,850 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 5

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
	Other, net (see below)	$-	$-	$3,700	$-
				$3,700	$-

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $3,700 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 6

Transaction			Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal	on Disposal
December 2008	Newport Village	$46,919	$4.64	$46,369	$-
December 2008	Blacksburg Terrace	47,490	4.70	47,410	-
September 2008	Spruce Apartments	9,442	0.93	9,442	-
September 2008	Shannon Apartments	7,741	0.77	7,741	-
September 2008	Cornell Apartments	9,741	0.96	9,741	-
September 2008	Winter Park Apartments	9,741	0.96	9,741	-
				$130,444	$-

The net proceeds per BAC from the sale of Newport Village, Blacksburg Terrace, Spruce Apartments, Shannon Apartments, Cornell Apartments, and Winter Park Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2009.  These net proceeds were distributed to the Series 6 Assignees in May 2009.

NOTE 6 - SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of December 31, 2010 for each Significant Project Partnership:

Series 4
	Wynnwood Common	Piedmont Development
Rental and other income	$197,878	$229,750
Gross profit	59,558	35,019
Net Loss	$(10,322)	$(24,240)

Series 5
	Yorkshire Retirement Village
Rental and other income	$397,892
Gross profit	68,742
Net Loss	$(31,051)

NOTE 7 - TAXABLE INCOME (LOSS):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 2	2011	2010	2009
Net Income (Loss) per Financial Statements	$148,102	$248,823	$(91,691)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(220,320)	(423,498)	(527,658)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(15,148)	(6,096)	3,806

Additional Gain on Sale of Project Partnerships for tax purposes	4,783,372	2,489,651	382,488

Items Expensed for Tax purposes not expensed
for Financial Statement purposes:
Administrative Expense	-	(2,179)	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	27,144	46,018	47,663
Other Adjustments	(9,822)	(15,755)	(16,883)

Gateway income (loss) for tax purposes as of December 31	$4,713,328	$2,336,964	$(202,275)

	December 31,	December 31,	December 31,
	2010	2009	2008

Federal Low Income Housing Tax Credits (Unaudited)	$-	$-	$-

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2011 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$-	$-	$-

Other Assets	$614,473	$1,356,416	$(741,943)

Liabilities	$1,418,610	$5,488	$1,413,122

The following is a reconciliation between net (loss) income as reported in the financial statements and Gateway’s (loss) income for tax purposes:

SERIES 3	2011	2010	2009
Net Income (Loss) per Financial Statements	$784,178	$(83,771)	$(90,478)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(375,054)	(285,405)	(341,198)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(25,308)	2,638	(59)

Additional Gain on Sale of Project Partnerships for tax purposes	5,874,681	-	3,208

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	32,317	37,798	38,056
Other Adjustments	(4,256)	(20,053)	(13,883)

Gateway income (loss) for tax purposes as of December 31	$6,286,558	$(348,793)	$(404,354)

	December 31,	December 31,	December 31,
	2010	2009	2008

Federal Low Income Housing Tax Credits (Unaudited)	$-	$-	$-

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2011 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$-	$-	$-

Other Assets	$921,155	$1,578,241	$(657,086)

Liabilities	$1,592,861	$21,759	$1,571,102

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net (loss) income as reported in the financial statements and Gateway’s income for tax purposes:

SERIES 4	2011	2010	2009
Net Income (Loss) per Financial Statements	$265,532	$(63,104)	$236,334

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(154,478)	(225,287)	(254,043)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(9,842)	(2,014)	(4,536)

Additional Gain on Sale of Project Partnerships for tax purposes	1,269,272	422,742	2,317,514

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	19,503	25,392	36,326
Administrative Expense	-	2,427	-
Other Adjustments	(7,231)	(8,108)	(12,818)

Gateway income for tax purposes as of December 31	$1,382,756	$152,048	$2,318,777

	December 31,	December 31,	December 31,
	2010	2009	2008

Federal Low Income Housing Tax Credits (Unaudited)	$-	$-	$-

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2011 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$-	$(1,632,147)	$1,632,147

Other Assets	$453,463	$1,285,449	$(831,986)

Liabilities	$1,218,061	$2,501	$1,215,560

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s income (loss) for tax purposes:

SERIES 5	2011	2010	2009
Net Income (Loss) per Financial Statements	$770,824	$258,375	$(190,678)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(448,726)	(597,943)	(857,665)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(16,849)	(12,822)	1,068

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	4,836,137	1,670,447	(3,700)

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Administrative Expense	-	(4,245)	(7)

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	53,603	76,911	77,285
Other Adjustments	(17,595)	(27,220)	(17,926)

Gateway income (loss) for tax purposes as of December 31	$5,177,394	$1,363,503	$(991,623)

	December 31,	December 31,	December 31,
	2010	2009	2008

Federal Low Income Housing Tax Credits (Unaudited)	$-	$-	$-

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2011 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$-	$(3,936,107)	$3,936,107

Other Assets	$1,247,249	$2,283,900	$(1,036,651)

Liabilities	$2,180,684	$9,427	$2,171,257

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net loss as reported in the financial statements and Gateway’s (loss) income for tax purposes:

SERIES 6	2011	2010	2009
Net Income (Loss) per Financial Statements	$287,842	$(163,479)	$(81,656)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(620,112)	(825,485)	(855,355)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(30,567)	2,706	(16,630)

Additional Gain (Loss) on Sale of Project Partnerships for tax purposes	1,380,446	(2,000)	1,586,150

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Administrative Expense	-	(630)	-

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	78,477	83,903	93,632
Amortization Expense	-	-	7,906
Impairment Expense	-	-	22,839
Other Adjustments	(23,484)	(32,167)	(27,618)

Gateway income (loss) for tax purposes as of December 31	$1,072,602	$(937,152)	$729,268

	December 31,	December 31,	December 31,
	2010	2009	2008

Federal Low Income Housing Tax Credits (Unaudited)	$-	$-	$-

The differences in the assets and liabilities of the Series for financial reporting purposes and tax reporting purposes for the year ended March 31, 2011 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$-	$(8,017,714)	$8,017,714

Other Assets	$569,140	$1,747,647	$(1,178,507)

Liabilities	$1,766,752	$5,532	$1,761,220

NOTE 7 - TAXABLE INCOME (LOSS) (Continued):

The following is a reconciliation between net income (loss) as reported in the financial statements and Gateway’s income for tax purposes:

TOTAL SERIES 2 - 6	2011	2010	2009
Net Income (Loss) per Financial Statements	$2,256,478	$196,844	$(218,169)

Equity in Loss of Project Partnerships for tax purposes
in excess of losses for financial statement purposes	(1,818,690)	(2,357,618)	(2,835,919)

Adjustments to convert March 31, fiscal year end
to December 31, taxable year end	(97,714)	(15,588)	(16,351)

Additional Gain on Sale of Project Partnerships for tax purposes	18,143,908	4,580,840	4,285,660

Items Expensed for Tax purposes not expensed for
Financial Statement purposes:
Administrative Expense	-	(7,054)	(7)

Items Expensed for Financial Statement purposes
not expensed for Tax purposes:
Asset Management Fee	211,044	270,022	292,962
Amortization Expense	-	-	7,906
Administrative Expense	-	2,427	-
Impairment Expense	-	-	22,839
Other Adjustments	(62,388)	(103,303)	(89,128)

Gateway income for tax purposes as of December 31	$18,632,638	$2,566,570	$1,449,793

The difference in the total value of Gateway’s Investments in Project Partnerships is approximately $0 higher for Series 2 and Series 3, $1,632,147 higher for Series 4, $3,936,107 higher for Series 5 and $8,017,714 higher for Series 6 for financial reporting purposes than for tax return purposes because (i) there were depreciation differences between financial reporting purposes and tax return purposes and (ii) certain expenses are not deductible for tax return purposes.

The differences in the assets and liabilities of Gateway for financial reporting purposes and tax reporting purposes for the year ended March 31, 2011 are as follows:

	Financial	Tax
	Reporting	Reporting
	Purposes	Purposes	Differences
Investments in Local Limited
Partnerships	$-	$(13,585,968)	$13,585,968

Other Assets	$3,805,480	$8,251,653	$(4,446,173)

Liabilities	$8,176,968	$44,707	$8,132,261

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

Series 2	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$1,232	$4,250	$1,569	$100

Net (Loss) Income	$(18,110)	$66,952	$102,794	$(3,534)

(Loss) Earnings Per Weighted
Average Beneficial Assignee
Certificate Outstanding	$(2.92)	$10.80	$16.58	$(0.57)

Series 3	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$-	$-	$2,800	$4,488

Net (Loss) Income	$(24,182)	$(2,690)	$811,163	$(113)

(Loss) Earnings Per Weighted
Beneficial Assignee
Certificate Outstanding	$(4.39)	$(0.66)	$147.18	$(0.02)

Series 4	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$-	$4,486	$1,561	$1,184

Net (Loss) Income	$(15,414)	$(15,141)	$302,069	$(5,982)

(Loss) Earnings Per Weighted
Beneficial Assignee
Certificate Outstanding	$(2.21)	$(2.17)	$43.25	$(0.86)

Series 5	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$3,792	$4,106	$5,119	$801

Net Income	$204,306	$42,838	$529,910	$(6,230)

Earnings Per Weighted
Average Beneficial Assignee
Certificate Outstanding	$23.48	$4.92	$60.89	$(0.72)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$8,315	$4,594	$4,527	$8,879

Net (Loss) Income	$(38,241)	$118,217	$222,137	$(14,271)

(Loss) Earnings Per Weighted
Beneficial Assignee
Certificate Outstanding	$(3.75)	$11.49	$21.75	$(1.41)

Series 2 - 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2011	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Total Revenues	$13,339	$17,436	$15,576	$15,452

Net Income (Loss)	$108,359	$210,176	$1,968,073	$(30,130)

Series 2	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$2,737	$4,909	$3,442	$2,771

Net (Loss) Income	$(23,853)	$(6,173)	$297,694	$(18,845)

(Loss) Earnings Per Weighted
Average Beneficial Assignee
Certificate Outstanding	$(3.85)	$(1.00)	$48.03	$(3.03)

Series 3	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$7,513	$5,980	$2,552	$1,456

Net Loss	$(15,776)	$(22,147)	$(20,949)	$(24,899)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$(2.86)	$(4.02)	$(3.80)	$(4.52)

NOTE 8 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued):

Series 4	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$1,737	$4,920	$268	$1,184

Net Loss	$(15,019)	$(17,655)	$(13,606)	$(16,824)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$(2.15)	$(2.53)	$(1.95)	$(2.40)

Series 5	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$8,084	$6,545	$7,339	$4,578

Net (Loss) Income	$(36,428)	$(42,869)	$112,045	$225,627

(Loss) Earnings Per Weighted
Average Beneficial Assignee
Certificate Outstanding	$(4.19)	$(4.93)	$12.78	$25.90

Series 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$7,087	$9,639	$6,313	$6,048

Net Loss	$(39,134)	$(42,280)	$(39,226)	$(42,839)

Loss Per Weighted Average
Beneficial Assignee
Certificate Outstanding	$(3.83)	$(4.14)	$(3.84)	$(4.25)

Series 2 - 6	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Year 2010	6/30/2009	9/30/2009	12/31/2009	3/31/2010

Total Revenues	$27,158	$31,993	$19,914	$16,037

Net (Loss) Income	$(130,210)	$(131,124)	$335,958	$122,220

NOTE 9 - SUBSEQUENT EVENTS:

Series 6

Subsequent to the March 31, 2011 year-end, Gateway sold its partnership interest in Dawson Elderly, A Georgia Limited Partnership.  Gateway received approximately $32,000 in net proceeds (approximately $3.17 per beneficial assignee certificate) which also approximates the gain on sale of Project Partnerships.  The gain will be recognized in the first quarter of fiscal year 2012 and available proceeds from this sale transaction, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the year ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that Gateway’s internal control over financial reporting applicable to each of the Series as well as to the total partnership was effective as of March 31, 2011.

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

Ronald M. Diner, age 67, is President and a Director.  He is a Senior Vice President of Raymond James & Associates, Inc., with whom he has been employed since June 1983.  Mr. Diner received an MBA degree from Columbia University (1968) and a BS degree from Trinity College (1966).  Prior to joining Raymond James & Associates, Inc., he managed the broker-dealer activities of Pittway Real Estate, Inc., a real estate development firm.  He was previously a loan officer at Marine Midland Realty Credit Corp., and spent three years with Common, Dann & Co., a New York regional investment firm.  He has served as a member of the Board of Directors of the Council for Rural Housing and Development, a national organization of developers, managers and syndicators of properties developed under the RECD Section 515 program, and is a member of the Board of Directors of the Florida Council for Rural Housing and Development.  Mr. Diner  has been a speaker and panel member at state and national seminars relating to the low-income housing credit.

J. Davenport Mosby III, age 55, is a Vice President and a Director.  He is a Senior Managing Director of Raymond James & Associates, Inc. which he joined in 1982.  Mr. Mosby received an MBA from the Harvard Business School (1982).  He graduated magna cum laude with a BA from Vanderbilt University where he was elected to Phi Beta Kappa.

Raymond James Tax Credit Funds, Inc. is a wholly owned subsidiary of Raymond James Financial, Inc. (“RJF”).  RJF has adopted a Business Ethics and Corporate Policy that is applicable to the officers and employees of Raymond James Tax Credit Funds, Inc., the Managing General Partner of Gateway.  That policy is posted on RJF’s Internet website at http://www.raymondjames.com under “Our Company” --- Investor Relations --- Corporate Governance --- Employee Code of Ethics.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Neither of the General Partners nor their directors and officers own any units of the outstanding securities of Gateway as of March 31, 2011.

Gateway is a Limited Partnership and therefore does not have voting shares of stock.  To the knowledge of Gateway, no person owns of record or beneficially, more than 5% of Gateway’s outstanding units.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Gateway has no officers or directors.  However, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of Gateway.  Additionally, the General Partners will receive distributions from Gateway if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described on pages 15 to 18 of the Prospectus under the caption “Management Compensation”, which is incorporated herein by reference.  See Note 3 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the years ended March 31, 2011, 2010 and 2009.

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

For the years ended March 31, 2011, 2010 and 2009 the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2011	2010	2009
Series 2	$19,564	$41,341	$47,611
Series 3	22,884	37,732	37,995
Series 4	17,409	23,438	33,100
Series 5	44,990	73,617	77,196
Series 6	75,193	81,399	91,792
Total	$180,040	$257,527	$287,694

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.  During fiscal year 2011, the General Partner ceased further allocations of general and administrative expenses to Gateway.

	2011	2010	2009
Series 2	$17,692	$43,142	$54,129
Series 3	23,522	43,457	46,497
Series 4	14,667	27,458	39,332
Series 5	-	68,984	86,794
Series 6	48,672	84,018	99,847
Total	$104,553	$267,059	$326,599

Total unpaid asset management fees and administrative expenses payable to the General Partners, which are included on the Balance Sheet as of March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010
Series 2	$878,017	$862,743
Series 3	756,519	731,691
Series 4	907,233	894,624
Series 5	956,599	959,877
Series 6	1,356,182	1,304,557
Total	$4,854,550	$4,753,492

Item 14.  Principal Accounting Fees & Services

Audit Fees

The aggregate fees billed by Gateway’s principal accounting firm, Reznick Group, P.C., for professional services rendered for the audit of the annual financial statements, various matters related to SEC filings, and review of financial statements included in the Gateway’s quarterly report on Form 10-Q amounted to $48,800 and for the years ended March 31, 2011 and 2010.

Tax Fees

During fiscal 2011 and 2010, Spence, Marston, Bunch, Morris and Co. was engaged to prepare Gateway’s federal tax return, for which they billed $9,500 for the years ended March 31, 2011 and 2010.

Other Fees

The two members of Raymond James Tax Credit Funds, Inc. Board of Directors, Ronald M. Diner and J. Davenport Mosby III also serve as the members of the Audit Committee on behalf of Gateway.  The audit committee charter requires that the committee approve the engagement of the principal accounting firm prior to the rendering of any audit or non-audit services.  During fiscal 2011, 100% of the audit related and other services and 100% of the tax services were pre-approved by the Audit Committee.

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

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 4
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Seneca Apartments	Seneca, MO	24	$582,510
Wellsville Senior	Wellsville, KS	24	619,365
Wynnwood Common	Fairchance, PA	34	1,311,830
Courtyard	Huron, SD	21	681,596
Piedmont	Barnesville, GA	36	994,034
S.F. Arkansas City	Arkansas City, KS	12	330,598

Total Series 4		151	$4,519,933

SERIES 4	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Seneca Apartments	$76,212	$640,702	$141,664
Wellsville Senior	38,000	772,971	43,731
Wynnwood Common	68,000	1,578,814	83,558
Courtyard	24,500	810,110	91,855
Piedmont	29,500	1,259,547	-
S.F. Arkansas City	16,800	395,228	30,228

Total Series 4	$253,012	$5,457,372	$391,036

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 4
Apartment Properties	Gross Amount At Which Carried At December 31, 2010
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Seneca Apartments	$83,536	$775,042	$858,578
Wellsville Senior	38,000	816,702	854,702
Wynnwood Common	68,000	1,662,372	1,730,372
Courtyard	38,732	887,733	926,465
Piedmont	29,500	1,259,547	1,289,047
S.F. Arkansas City	16,800	425,456	442,256

Total Series 4	$274,568	$5,826,852	$6,101,420

SERIES 4
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Seneca Apartments	$601,717	5-27.5
Wellsville Senior	572,384	5-25
Wynnwood Common	861,783	5-40
Courtyard	644,839	5-27.5
Piedmont	717,053	5-27.5
S.F. Arkansas City	290,891	5-27.5

Total Series 4	$3,688,667

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 5
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

S.F. Winfield	Winfield, KS	12	$323,688
S.F.Medicine Lodge	Medicine Lodge, KS	16	440,155
S.F. Ottawa	Ottawa, KS	24	553,634
S.F. Concordia	Concordia, KS	20	542,467
Scarlett Oaks	Lexington, SC	40	1,326,496
Brooks Hill	Ellijay, GA	44	1,397,325
Yorkshire	Wagoner, OK	60	1,988,574
Menard Retirement	Menard, TX	24	600,714
Cloverdale	Chandler, TX	24	725,349
S. Timber Ridge	Cloverdale, IN	44	1,019,784
Pineville	Pineville, MO	12	305,602
Ravenwood	Americus, GA	24	692,097

Total Series 5		344	$9,915,885

SERIES 5	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

S.F. Winfield	$18,000	$382,920	$12,050
S.F.Medicine Lodge	21,600	542,959	53,432
S.F. Ottawa	25,200	687,929	94,912
S.F. Concordia	28,000	658,961	71,706
Scarlett Oaks	44,475	992,158	654,867
Brooks Hill	-	214,335	1,557,283
Yorkshire	100,000	2,212,045	372,535
Menard Retirement	21,000	721,251	53,977
Cloverdale	40,000	583,115	416,496
S. Timber Ridge	43,705	1,233,570	150,072
Pineville	59,661	328,468	63,699
Ravenwood	14,300	873,596	56,827

Total Series 5	$415,941	$9,431,307	$3,557,856

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 5
Apartment Properties	Gross Amount At Which Carried At December 31, 2010
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

S.F. Winfield	$18,000	$394,970	$412,970
S.F.Medicine Lodge	21,600	596,391	617,991
S.F. Ottawa	25,200	782,841	808,041
S.F. Concordia	28,000	730,667	758,667
Scarlett Oaks	44,475	1,647,025	1,691,500
Brooks Hill	93,082	1,678,536	1,771,618
Yorkshire	119,888	2,564,692	2,684,580
Menard Retirement	21,000	775,228	796,228
Cloverdale	40,000	999,611	1,039,611
S. Timber Ridge	33,300	1,394,047	1,427,347
Pineville	61,056	390,772	451,828
Ravenwood	14,300	930,423	944,723

Total Series 5	$519,901	$12,885,203	$13,405,104

SERIES 5
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

S.F. Winfield	$285,701	5-27.5
S.F.Medicine Lodge	369,252	5-27.5
S.F. Ottawa	532,918	5-27.5
S.F. Concordia	503,663	5-27.5
Scarlett Oaks	1,055,189	5-27.5
Brooks Hill	1,117,696	5-27.5
Yorkshire	1,083,075	5-50
Menard Retirement	298,076	5-30
Cloverdale	718,837	5-27.5
S. Timber Ridge	1,009,537	5-25
Pineville	305,735	5-27.5
Ravenwood	457,360	5-27.5

Total Series 5	$7,737,039

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 6
Apartment Properties
		# of	Mortgage Loan
Partnership	Location	Units	Balance

Carthage	Carthage, MO	24	$539,662
Coal City	Coal City, IL	24	932,489
Frazier	Smyrna, DE	30	1,408,680
Ehrhardt	Ehrhardt, SC	16	535,409
Sinton	Sinton, TX	32	812,501
Frankston	Frankston, TX	24	537,679
Flagler Beach	Flagler Beach, FL	43	1,323,330
Oak Ridge	Williamsburg, KY	24	776,418
Monett	Monett, MO	32	754,090
Arma	Arma, KS	28	689,003
Southwest City	Southwest City, MO	12	304,450
Meadowcrest	Luverne, AL	32	962,841
Goodwater Falls	Jenkins, KY	36	1,006,609
Northfield Station	Corbin, KY	24	762,301
Pleasant Hill Square	Somerset, KY	24	741,069
Heritage Drive S.	Jacksonville, TX	40	939,442
Brodhead	Brodhead, KY	24	750,837
Mt. Village	Mt. Vernon, KY	24	750,721
Hazlehurst	Hazlehurst, MS	32	904,301
Sunrise	Yankton, SD	33	1,106,439
Stony Creek	Hooversville, PA	32	1,282,114
Haines	Haines, AK	32	2,285,433
Summerhill	Gassville, AR	28	1,151,654
Dorchester	St. George, SC	12	443,058
Dawson	Dawson, GA	40	1,133,071

Total Series 6		702	$22,833,601

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 6	Cost at Acquisition Date
Apartment Properties			Net Improvements
		Buildings	Capitalized
		Improvements	Subsequent to
Partnership	Land	& Equipment	Acquisition

Carthage	$115,814	$578,597	$151,002
Coal City	60,055	1,121,477	70,817
Frazier	51,665	1,619,209	10,690
Ehrhardt	9,020	671,750	42,799
Sinton	42,103	985,010	26,867
Frankston	30,000	639,068	7,863
Flagler Beach	118,575	1,534,541	65,560
Oak Ridge	40,000	995,782	63,172
Monett	170,229	782,795	123,889
Arma	85,512	771,316	133,688
Southwest City	67,303	319,272	74,835
Meadowcrest	72,500	1,130,651	55,653
Goodwater Falls	32,000	1,142,517	154,630
Northfield Station	44,250	977,220	(50,426)
Pleasant Hill Square	35,000	893,323	(21,651)
Heritage Drive S.	44,247	1,151,157	129,593
Brodhead	21,600	932,468	62,207
Mt. Village	55,000	884,596	53,585
Hazlehurst	60,000	1,118,734	57,399
Sunrise	90,000	1,269,252	174,093
Stony Creek	-	1,428,656	241,101
Haines	189,323	2,851,953	165,378
Summerhill	23,000	788,157	508,629
Dorchester	13,000	239,455	308,371
Dawson	40,000	346,569	1,088,404

Total Series 6	$1,510,196	$25,173,525	$3,698,148

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 6
Apartment Properties	Gross Amount At Which Carried At December 31, 2010
		Buildings,
		Improvements
Partnership	Land	& Equipment	Total

Carthage	$119,406	$726,007	$845,413
Coal City	60,055	1,192,294	1,252,349
Frazier	51,665	1,629,899	1,681,564
Ehrhardt	9,020	714,549	723,569
Sinton	42,103	1,011,877	1,053,980
Frankston	30,000	646,931	676,931
Flagler Beach	118,575	1,600,101	1,718,676
Oak Ridge	45,800	1,053,154	1,098,954
Monett	174,281	902,632	1,076,913
Arma	103,064	887,452	990,516
Southwest City	88,436	372,974	461,410
Meadowcrest	87,700	1,171,104	1,258,804
Goodwater Falls	32,000	1,297,147	1,329,147
Northfield Station	44,250	926,794	971,044
Pleasant Hill Square	29,550	877,122	906,672
Heritage Drive S.	37,440	1,287,557	1,324,997
Brodhead	21,600	994,675	1,016,275
Mt. Village	56,450	936,731	993,181
Hazlehurst	60,000	1,176,133	1,236,133
Sunrise	118,148	1,415,197	1,533,345
Stony Creek	80,000	1,589,757	1,669,757
Haines	189,323	3,017,331	3,206,654
Summerhill	23,000	1,296,786	1,319,786
Dorchester	13,000	547,826	560,826
Dawson	40,000	1,434,973	1,474,973

Total Series 6	$1,674,866	$28,707,003	$30,381,869

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010

SERIES 6
Apartment Properties
	Accumulated	Depreciable Life
Partnership	Depreciation

Carthage	$575,439	5-27.5
Coal City	641,630	5-27.5
Frazier	1,160,838	5-27.5
Ehrhardt	468,931	5-27.5
Sinton	402,878	5-50
Frankston	253,269	5-50
Flagler Beach	767,740	5-40
Oak Ridge	689,309	5-27.5
Monett	744,606	5-27.5
Arma	677,854	5-27.5
Southwest City	312,125	5-27.5
Meadowcrest	581,876	5-40
Goodwater Falls	583,918	5-27.5
Northfield Station	417,058	5-27.5
Pleasant Hill Square	392,302	5-27.5
Heritage Drive S.	893,075	5-25
Brodhead	461,972	5-40
Mt. Village	438,058	5-50
Hazlehurst	512,392	5-40
Sunrise	954,452	5-27.5
Stony Creek	753,815	5-27.5
Haines	2,035,677	5-27.5
Summerhill	544,855	5-27.5
Dorchester	359,542	5-27.5
Dawson	617,580	5-40

Total Series 6	$16,241,191

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010
NOTES TO SCHEDULE III

SERIES 4
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2009		$9,803,725
Additions during period:
Acquisitions through foreclosure	-
Other acquisitions	93,724
Improvements, etc.	-
Other	-
		93,724
Deductions during period:
Cost of real estate sold	(3,796,029)
Other	-
		(3,796,029)

Balance at end of period - December 31, 2010		$6,101,420

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2009		$6,139,948
Current year expense	192,142
Sale of assets	(2,643,423)
Prior year adjustments	-
		(2,451,281)

Balance at end of period - December 31, 2010		$3,688,667

SERIES 5
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2009		$24,784,133
Additions during period:
Acquisitions through foreclosure	-
Other acquisitions	301,700
Improvements, etc.	-
Other	-
		301,700
Deductions during period:
Cost of real estate sold	(11,679,156)
Other	(1,573)
		(11,680,729)

Balance at end of period - December 31, 2010		$13,405,104

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2009		$14,679,740
Current year expense	440,782
Sale of assets	(7,381,910)
Prior year adjustments	(1,573)
		(6,942,701)

Balance at end of period - December 31, 2010		$7,737,039

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
OF PROPERTY OWNED BY PROJECT PARTNERSHIPS INVESTED IN
AS OF DECEMBER 31, 2010
NOTES TO SCHEDULE III

SERIES 6
Reconciliation of Land, Building & Improvements current year changes:
Balance at beginning of period - December 31, 2009		$35,723,216
Additions during period:
Acquisitions through foreclosure	-
Other acquisitions	146,431
Improvements, etc.	-
Other	391
		146,822
Deductions during period:
Cost of real estate sold	(5,488,169)
Other	-
		(5,488,169)

Balance at end of period - December 31, 2010		$30,381,869

Reconciliation of Accumulated Depreciation current year changes:
Balance at beginning of period - December 31, 2009		$18,441,720
Current year expense	924,847
Sale of assets	(3,125,767)
Prior year adjustments	391
		(2,200,529)

Balance at end of period - December 31, 2010		$16,241,191

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2010

SERIES 4
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Seneca Apartments	24	$582,510	9.00%	4,692	50
Wellsville Senior	24	619,365	8.75%	4,859	50
Wynnwood Common	34	1,311,830	8.75%	10,300	50
Courtyard	21	681,596	9.25%	5,622	50
Piedmont	36	994,034	8.75%	7,856	50
S.F. Arkansas City	12	330,598	10.62%	3,056	50

Total Series 4	151	$4,519,933

SERIES 5
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

S.F. Winfield	12	$324,804	11.37%	3,016	50
S.F.Medicine Lodge	16	442,103	10.62%	4,049	50
S.F. Ottawa	24	556,384	10.62%	5,126	50
S.F. Concordia	20	544,300	11.87%	5,498	50
Scarlett Oaks	40	1,335,116	8.25%	9,870	50
Brooks Hill	44	1,406,140	8.25%	10,398	50
Yorkshire	60	2,001,786	8.25%	14,842	50
Menard Retirement	24	604,549	8.75%	4,715	50
Cloverdale	24	729,945	8.75%	5,693	50
S. Timber Ridge	44	1,025,997	8.75%	7,986	50
Pineville	12	307,584	8.25%	2,318	50
Ravenwood	24	696,738	7.25%	4,595	50

Total Series 5	344	$9,915,885

GATEWAY TAX CREDIT FUND II LTD.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
AS OF DECEMBER 31, 2010

SERIES 6
PARTNERSHIP	# OF UNITS	BALANCE	INTEREST RATE	MONTHLY DEBT SERVICE	TERM (YEARS)

Carthage	24	$544,653	8.75%	4,371	50
Coal City	24	938,880	7.75%	6,578	50
Frazier	30	1,417,706	8.25%	10,470	50
Ehrhardt	16	539,131	7.75%	3,791	50
Sinton	32	817,980	8.25%	6,063	50
Frankston	24	540,904	8.75%	4,207	50
Flagler Beach	43	1,333,695	8.25%	9,864	50
Oak Ridge	24	781,591	8.25%	5,800	50
Monett	32	758,847	8.25%	5,598	50
Arma	28	693,168	8.75%	5,388	50
Southwest City	12	306,488	8.25%	2,271	50
Meadowcrest	32	969,052	8.25%	7,160	50
Goodwater Falls	36	1,023,669	7.75%	7,980	50
Northfield Station	24	767,551	7.75%	5,379	50
Pleasant Hill Square	24	747,154	7.75%	5,315	50
Heritage Drive S.	40	945,546	8.25%	6,990	50
Brodhead	24	756,056	7.75%	5,303	50
Mt. Village	24	755,457	8.25%	5,574	50
Hazlehurst	32	914,493	8.25%	7,105	50
Sunrise	33	1,120,048	8.75%	8,711	50
Stony Creek	32	1,290,840	8.75%	9,065	50
Haines	32	2,299,639	8.25%	16,950	50
Summerhill	28	1,155,865	8.25%	5,911	50
Dorchester	12	445,863	7.75%	3,118	50
Dawson	40	1,140,668	7.25%	7,524	50

Total Series 6	702	$22,833,601

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: July 1, 2011	By:/s/ Ronald M. Diner
Ronald M. Diner
President and Director

Date: July 1, 2011	By:/s/ J. Davenport Mosby III
J. Davenport Mosby III
Director

Date: July 1, 2011	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer

Date: July 1, 2011	By:/s/ Sandra C. Humphreys
Sandra C. Humphreys
Secretary and Treasurer