Form 10-Q
period 2011-06-30
GATEWAY TAX CREDIT FUND II LTD
filed 2011-08-15
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2011	2011	2011	2011	2011	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$480,552	$614,473	$761,817	$921,155	$429,699	$453,463

Total Assets	$480,552	$614,473	$761,817	$921,155	$429,699	$453,463

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$1,809	$3,398	$17,817	$19,502	$997	$2,978
Distribution Payable	411,029	540,593	682,464	836,342	291,870	310,828

Total Current Liabilities	412,838	543,991	700,281	855,844	292,867	313,806

Long-Term Liabilities:
Payable to General Partners	874,619	874,619	737,017	737,017	907,576	904,255

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 6,136, 5,456, and 6,915
for Series 2, 3, and 4, respectively, have been
issued at June 30, 2011 and March 31, 2011	(951,351)	(948,611)	(683,764)	(680,027)	(778,096)	(772,011)
General Partners	144,446	144,474	8,283	8,321	7,352	7,413

Total Partners' Deficit	(806,905)	(804,137)	(675,481)	(671,706)	(770,744)	(764,598)

Total Liabilities and Partners' Deficit	$480,552	$614,473	$761,817	$921,155	$429,699	$453,463

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2011	2011	2011	2011	2011	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,139,965	$1,247,249	$602,130	$569,140	$3,414,163	$3,805,480

Total Assets	$1,139,965	$1,247,249	$602,130	$569,140	$3,414,163	$3,805,480

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$3,197	$5,535	$5,300	$7,877	$29,120	$39,290
Distribution Payable	1,119,367	1,224,085	441,630	410,570	2,946,360	3,322,418

Total Current Liabilities	1,122,564	1,229,620	446,930	418,447	2,975,480	3,361,708

Long-Term Liabilities:
Payable to General Partners	958,456	951,064	1,365,372	1,348,305	4,843,040	4,815,260

Partners' Equity (Deficit):
Limited Partner Assignees - 40,000 BAC's
authorized of which 8,616 and 10,105 for
Series 5 and 6, respectively, have been
issued at June 30, 2011 and March 31, 2011	(952,672)	(945,128)	(1,214,444)	(1,201,691)	(4,580,327)	(4,547,468)
General Partners	11,617	11,693	4,272	4,079	175,970	175,980

Total Partners' Deficit	(941,055)	(933,435)	(1,210,172)	(1,197,612)	(4,404,357)	(4,371,488)

Total Liabilities and Partners' Deficit	$1,139,965	$1,247,249	$602,130	$569,140	$3,414,163	$3,805,480

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$750	$1,232	$-	$-	$1,470	$-
Total Revenues	750	1,232	-	-	1,470	-

Expenses:
Asset Management Fee - General Partner	-	7,540	-	9,360	3,320	5,384
General and Administrative:
General Partner	-	9,813	-	12,266	-	7,360
Other	3,531	2,000	3,795	2,559	4,307	2,674

Total Expenses	3,531	19,353	3,795	24,185	7,627	15,418

Loss Before Interest Income	(2,781)	(18,121)	(3,795)	(24,185)	(6,157)	(15,418)
Interest Income	13	11	20	3	11	4

Net Loss	$(2,768)	$(18,110)	$(3,775)	$(24,182)	$(6,146)	$(15,414)

Allocation of Net Loss:
Assignees	$(2,740)	$(17,929)	$(3,737)	$(23,940)	$(6,085)	$(15,260)
General Partners	(28)	(181)	(38)	(242)	(61)	(154)

	$(2,768)	$(18,110)	$(3,775)	$(24,182)	$(6,146)	$(15,414)
Net Loss Per Beneficial
Assignee Certificate	$(0.45)	$(2.92)	$(0.68)	$(4.39)	$(0.88)	$(2.21)
Number of Beneficial Assignee
Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$5,024	$3,792	$9,979	$8,315	$17,223	$13,339
Total Revenues	5,024	3,792	9,979	8,315	17,223	13,339

Expenses:
Asset Management Fee - General Partner	7,392	14,075	17,067	20,232	27,779	56,591
General and Administrative:
General Partner	-	-	-	23,715	-	53,154
Other	5,281	2,034	5,487	2,615	22,401	11,882

Total Expenses	12,673	16,109	22,554	46,562	50,180	121,627

Loss Before Gain on Sale of Project Partnerships
and Interest Income	(7,649)	(12,317)	(12,575)	(38,247)	(32,957)	(108,288)
Gain on Sale of Project Partnerships	-	216,607	31,875	-	31,875	216,607
Interest Income	29	16	15	6	88	40

Net (Loss) Income	$(7,620)	$204,306	$19,315	$(38,241)	$(994)	$108,359

Allocation of Net (Loss) Income:
Assignees	$(7,544)	$202,263	$19,122	$(37,859)	$(984)	$107,275
General Partners	(76)	2,043	193	(382)	(10)	1,084

	$(7,620)	$204,306	$19,315	$(38,241)	$(994)	$108,359
Net (Loss) Income Per Beneficial
Assignee Certificate	$(0.88)	$23.48	$1.89	$(3.75)
Number of Beneficial Assignee
Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2010	$(902,393)	$142,993	$(759,400)	$(622,304)	$(490)	$(622,794)

Net Loss	(17,929)	(181)	(18,110)	(23,940)	(242)	(24,182)

Balance at June 30, 2010	$(920,322)	$142,812	$(777,510)	$(646,244)	$(732)	$(646,976)

Balance at March 31, 2011	$(948,611)	$144,474	$(804,137)	$(680,027)	$8,321	$(671,706)

Net Loss	(2,740)	(28)	(2,768)	(3,737)	(38)	(3,775)

Balance at June 30, 2011	$(951,351)	$144,446	$(806,905)	$(683,764)	$8,283	$(675,481)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2010	$(727,551)	$4,758	$(722,793)	$(887,385)	$3,984	$(883,401)

Net (Loss) Income	(15,260)	(154)	(15,414)	202,263	2,043	204,306

Distributions	-	-	-	(216,607)	-	(216,607)

Balance at June 30, 2010	$(742,811)	$4,604	$(738,207)	$(901,729)	$6,027	$(895,702)

Balance at March 31, 2011	$(772,011)	$7,413	$(764,598)	$(945,128)	$11,693	$(933,435)

Net Loss	(6,085)	(61)	(6,146)	(7,544)	(76)	(7,620)

Balance at June 30, 2011	$(778,096)	$7,352	$(770,744)	$(952,672)	$11,617	$(941,055)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2010	$(1,076,356)	$16	$(1,076,340)	$(4,215,989)	$151,261	$(4,064,728)

Net (Loss) Income	(37,859)	(382)	(38,241)	107,275	1,084	108,359

Distributions	-	-	-	(216,607)	-	(216,607)

Balance at June 30, 2010	$(1,114,215)	$(366)	$(1,114,581)	$(4,325,321)	$152,345	$(4,172,976)

Balance at March 31, 2011	$(1,201,691)	$4,079	$(1,197,612)	$(4,547,468)	$175,980	$(4,371,488)

Net Income (Loss)	19,122	193	19,315	(984)	(10)	(994)

Distributions	(31,875)	-	(31,875)	(31,875)	-	(31,875)

Balance at June 30, 2011	$(1,214,444)	$4,272	$(1,210,172)	$(4,580,327)	$175,970	$(4,404,357)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 2		SERIES 3
	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(2,768)	$(18,110)	$(3,775)	$(24,182)
Adjustments to Reconcile Net Loss
to Net Cash Used in Operating Activities:
Distribution Income	(750)	(1,232)	-	-
Changes in Operating Assets and Liabilities:
(Decrease) Increase in Payable to General Partners	(1,589)	4,791	(1,685)	19,342
Net Cash Used in Operating Activities	(5,107)	(14,551)	(5,460)	(4,840)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	750	1,232	-	-
Net Cash Provided by Investing Activities	750	1,232	-	-

Cash Flows from Financing Activities:
Distributions	(129,564)	-	(153,878)	-
Net Cash Used in Financing Activities	(129,564)	-	(153,878)	-

Decrease in Cash and Cash Equivalents	(133,921)	(13,319)	(159,338)	(4,840)
Cash and Cash Equivalents at Beginning of Year	614,473	451,096	921,155	112,146

Cash and Cash Equivalents at End of Period	$480,552	$437,777	$761,817	$107,306

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 4		SERIES 5
	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net (Loss) Income	$(6,146)	$(15,414)	$(7,620)	$204,306
Adjustments to Reconcile Net (Loss) Income
to Net Cash Used in Operating Activities:
Gain on Sale of Project Partnerships	-	-	-	(216,607)
Distribution Income	(1,470)	-	(5,024)	(3,792)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	1,340	2,086	5,054	(32,391)
Net Cash Used in Operating Activities	(6,276)	(13,328)	(7,590)	(48,484)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	1,470	-	5,024	3,792
Net Proceeds from Sale of Project Partnerships	-	-	-	217,262
Net Cash Provided by Investing Activities	1,470	-	5,024	221,054

Cash Flows from Financing Activities:
Distributions	(18,958)	-	(104,718)	-
Net Cash Used in Financing Activities	(18,958)	-	(104,718)	-

(Decrease) Increase in Cash and Cash Equivalents	(23,764)	(13,328)	(107,284)	172,570
Cash and Cash Equivalents at Beginning of Year	453,463	175,323	1,247,249	479,047

Cash and Cash Equivalents at End of Period	$429,699	$161,995	$1,139,965	$651,617

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$-	$-	$-	$216,607
Distribution to Assignees	-	-	-	(216,607)
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	SERIES 6		TOTAL SERIES 2 - 6
	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$19,315	$(38,241)	$(994)	$108,359
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Gain on Sale of Project Partnerships	(31,875)	-	(31,875)	(216,607)
Distribution Income	(9,979)	(8,315)	(17,223)	(13,339)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	14,490	(3,264)	17,610	(9,436)
Net Cash Used in Operating Activities	(8,049)	(49,820)	(32,482)	(131,023)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	9,979	8,315	17,223	13,339
Net Proceeds from Sale of Project Partnerships	31,875	-	31,875	217,262
Net Cash Provided by Investing Activities	41,854	8,315	49,098	230,601

Cash Flows from Financing Activities:
Distributions	(815)	-	(407,933)	-
Net Cash Used in Financing Activities	(815)	-	(407,933)	-

Increase (Decrease) in Cash and Cash Equivalents	32,990	(41,505)	(391,317)	99,578
Cash and Cash Equivalents at Beginning of Year	569,140	229,672	3,805,480	1,447,284

Cash and Cash Equivalents at End of Period	$602,130	$188,167	$3,414,163	$1,546,862

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$31,875	$-	$31,875	$216,607
Distribution to Assignees	(31,875)	-	(31,875)	(216,607)
Increase in Receivable - Other	-	64,000	-	64,000
Increase in Deferred Gain on Sale of Project Partnerships	-	(63,037)	-	(63,037)
Decrease in Payable to General Partners	-	(963)	-	(963)
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. (“Gateway”), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of June 30, 2011, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the “Assignees”).  The fiscal year of Gateway for reporting purposes ends on March 31.

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

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively, had been issued as of June 30, 2011.  Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss. As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 - Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during each of the three month periods ended June 30, 2011 or 2010.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the three month periods ended June 30, 2011 or 2010.

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

Distribution Payable

Distribution payable consists of amounts received as net sales proceeds.  These amounts, net of the applicable state tax withholding, are due and payable to the Assignees and will be distributed at such time that state tax withholding liabilities have been settled.  See further discussion related to distribution payments in Note 5.

State Tax Withholding

Certain state tax jurisdictions impose a capital gains tax on the taxable gains associated with the sale of investments in partnerships.  As General Partner of Gateway, it is Gateway’s obligation to calculate and withhold the applicable state taxes that are payable by the Partners of Gateway when Project Partnerships are sold or otherwise disposed by Gateway.  In most cases, the state taxes are due regardless if proceeds are received from the sale of Project Partnerships.  Therefore, Gateway has estimated the withholding taxes payable and the amount is included in Distribution Payable on the Balance Sheet.  State tax payments related to some of the sales of Project Partnerships were paid during the period ended June 30, 2011.  See further discussion of these payments in Note 5.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Gateway holds variable interests in 42 VIEs, which consist of Project Partnerships (Refer to Note 1 - Organization for information about Gateway’s involvement in the Project Partnerships).  Gateway is not the primary beneficiary of the VIEs.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $7,025,332 at June 30, 2011.  Over the course of the investment and Tax Credit Cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit Cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $0.  Tabular disclosures within Note 4 - Investments in Project Partnerships detail total capital contributions to VIEs, the carrying amount of assets and liabilities related to Gateway’s VIEs and the aggregate assets, liabilities and Gateway’s exposure to loss from those VIEs.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide future financial support to the Project Partnerships.

Basis of Preparation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the financial statements and notes thereto included with Gateway’s report on Form 10-K for the year ended March 31, 2011.  In the opinion of management, these financial statements include adjustments, consisting only of normal recurring adjustments, necessary to fairly summarize Gateway’s financial position and results of operations.  The results of operations for the periods may not be indicative of the results to be expected for the year.

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

For the three months ended June 30, 2011 and 2010, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2011	2010
Series 2	$-	$7,540
Series 3	-	9,360
Series 4	3,320	5,384
Series 5	7,392	14,075
Series 6	17,067	20,232
Total	$27,779	$56,591

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.  During fiscal year 2011, the General Partner ceased further allocations of general and administrative expenses to Gateway.

	2011	2010
Series 2	$-	$9,813
Series 3	-	12,266
Series 4	-	7,360
Series 5	-	-
Series 6	-	23,715
Total	$-	$53,154

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 5, Summary of Disposition Activities herein.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of June 30, 2011, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 4 - 6) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 2		SERIES 3		SERIES 4
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2011	2011	2011	2011	2011	2011
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$-	$-	$-	$-	$809,456	$809,456

Cumulative equity in losses of Project
Partnerships (1)	-	-	-	-	(849,257)	(849,257)

Cumulative distributions received from
Project Partnerships	-	-	-	-	(29,665)	(29,665)

Investment in Project Partnerships before
Adjustment	-	-	-	-	(69,466)	(69,466)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	-	-	-	-	89,059	89,059
Accumulated amortization of acquisition
fees and expenses	-	-	-	-	(19,593)	(19,593)

Investments in Project Partnerships	$-	$-	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $1,439,120 in Series 4 for the period ended June 30, 2011; and cumulative suspended losses of $1,423,462 in Series 4 for the year ended March 31, 2011 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

As of June 30, 2011, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 5 - 12 and Series 6 - 24) which own and operate government assisted multi-family housing complexes. Cash flows from operations are allocated according to each Project Partnership agreement. Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2011	2011	2011	2011	2011	2011
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$1,951,046	$1,951,046	$4,264,830	$4,532,944	$7,025,332	$7,293,446

Cumulative equity in losses of Project
Partnerships (1)	(1,978,250)	(1,978,250)	(4,396,941)	(4,661,281)	(7,224,448)	(7,488,788)

Cumulative distributions received from
Project Partnerships	(95,992)	(95,992)	(147,621)	(152,419)	(273,278)	(278,076)

Investment in Project Partnerships before
Adjustment	(123,196)	(123,196)	(279,732)	(280,756)	(472,394)	(473,418)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	202,650	202,650	454,210	455,613	745,919	747,322
Accumulated amortization of acquisition
fees and expenses	(79,454)	(79,454)	(151,639)	(152,018)	(250,686)	(251,065)

Reserve for Impairment of Investment in
Project Partnerships	-	-	(22,839)	(22,839)	(22,839)	(22,839)

Investments in Project Partnerships	$-	$-	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $2,702,272 in Series 5 and $5,005,842 in Series 6 for the period ended June 30, 2011; and cumulative suspended losses of $2,626,278 in Series 5 and $5,068,051 in Series 6 for the year ended March 31, 2011 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below are the summarized balance sheets for the Project Partnerships of Series 2 and Series 3 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 2		SERIES 3
	2011	2010	2011	2010
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$-	$1,065,906	$-	$1,646,042
Investment properties, net	-	5,469,859	-	4,268,254
Other assets	-	18,210	-	53,646
Total assets	$-	$6,553,975	$-	$5,967,942

Liabilities and Partners' Deficit:
Current liabilities	$-	$433,005	$-	$305,695
Long-term debt	-	10,024,081	-	12,502,110
Total liabilities	-	10,457,086	-	12,807,805

Partners' equity (deficit)
Limited Partner	-	(3,615,386)	-	(7,019,443)
General Partners	-	(287,725)	-	179,580
Total partners' deficit	-	(3,903,111)	-	(6,839,863)

Total liabilities and partners' deficit	$-	$6,553,975	$-	$5,967,942

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$-	$406,856	$-	$535,533
Expenses:
Operating expenses	-	324,295	-	452,885
Interest expense	-	52,726	-	57,037
Depreciation and amortization	-	97,985	-	162,977

Total expenses	-	475,006	-	672,899

Net loss	$-	$(68,150)	$-	$(137,366)

Other partners' share of net loss	$-	$(681)	$-	$(1,374)

Gateway's share of net loss	$-	$(67,469)	$-	$(135,992)
Suspended losses	-	67,469	-	135,992

Equity in Loss of Project Partnerships	$-	$-	$-	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below are the summarized balance sheets for the Project Partnerships of Series 4 and Series 5 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 4		SERIES 5
	2011	2010	2011	2010
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$662,754	$1,086,196	$1,382,191	$2,431,164
Investment properties, net	2,364,718	3,583,735	5,557,869	9,903,582
Other assets	8,489	19,133	6,511	29,614
Total assets	$3,035,961	$4,689,064	$6,946,571	$12,364,360

Liabilities and Partners' Deficit:
Current liabilities	$177,219	$222,299	$202,042	$580,589
Long-term debt	4,493,960	7,246,783	9,862,602	18,858,682
Total liabilities	4,671,179	7,469,082	10,064,644	19,439,271

Partners' equity (deficit)
Limited Partner	(1,504,592)	(2,903,037)	(2,856,680)	(6,913,300)
General Partners	(130,626)	123,019	(261,393)	(161,611)
Total partners' deficit	(1,635,218)	(2,780,018)	(3,118,073)	(7,074,911)

Total liabilities and partners' deficit	$3,035,961	$4,689,064	$6,946,571	$12,364,360

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$182,625	$311,623	$415,150	$797,779
Expenses:
Operating expenses	127,886	236,642	328,456	620,734
Interest expense	22,768	39,123	53,260	99,497
Depreciation and amortization	48,035	80,042	110,196	200,811

Total expenses	198,689	355,807	491,912	921,042

Net loss	$(16,064)	$(44,184)	$(76,762)	$(123,263)

Other partners' share of net loss	$(406)	$(683)	$(767)	$(1,232)

Gateway's share of net loss	$(15,658)	$(43,501)	$(75,995)	$(122,031)
Suspended losses	15,658	43,501	75,995	122,031

Equity in Loss of Project Partnerships	$-	$-	$-	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below are the summarized balance sheets for the Project Partnerships of Series 6 and Total Series 2 - 6 as of March 31 and the respective summarized statements of operations for the three months ended March 31 of each year:

	SERIES 6		TOTAL SERIES 2 - 6
	2011	2010	2011	2010
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$3,151,908	$3,786,506	$5,196,853	$10,015,814
Investment properties, net	13,060,708	17,015,007	20,983,295	40,240,437
Other assets	13,924	28,098	28,924	148,701
Total assets	$16,226,540	$20,829,611	$26,209,072	$50,404,952

Liabilities and Partners' Deficit:
Current liabilities	$629,426	$724,062	$1,008,687	$2,265,650
Long-term debt	21,536,417	27,019,788	35,892,979	75,651,444
Total liabilities	22,165,843	27,743,850	36,901,666	77,917,094

Partners' deficit
Limited Partner	(5,402,675)	(6,299,588)	(9,763,947)	(26,750,754)
General Partners	(536,628)	(614,651)	(928,647)	(761,388)
Total partners' deficit	(5,939,303)	(6,914,239)	(10,692,594)	(27,512,142)

Total liabilities and partners' deficit	$16,226,540	$20,829,611	$26,209,072	$50,404,952

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$901,070	$1,077,254	$1,498,845	$3,129,045
Expenses:
Operating expenses	638,895	771,511	1,095,237	2,406,067
Interest expense	102,168	132,234	178,196	380,617
Depreciation and amortization	222,585	266,497	380,816	808,312

Total expenses	963,648	1,170,242	1,654,249	3,594,996

Net loss	$(62,578)	$(92,988)	$(155,404)	$(465,951)

Other partners' share of net loss	$2,346	$(1,261)	$1,173	$(5,231)

Gateway's share of net loss	$(64,924)	$(91,727)	$(156,577)	$(460,720)
Suspended losses	64,924	91,727	156,577	460,720

Equity in Loss of Project Partnerships	$-	$-	$-	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

The aggregate assets, liabilities and exposure to loss from the VIEs in which Gateway holds a variable interest, but has concluded that it is not the primary beneficiary, are provided in the table below (refer to Note 2 for discussion of variable interest entities).

	March 31, 2011			March 31, 2010
	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss
Series 2	$-	$-	$-	$6,553,975	$10,457,086	$-
Series 3	-	-	-	5,967,942	12,807,805	-
Series 4	3,035,961	4,671,179	-	4,689,064	7,469,082	-
Series 5	6,946,571	10,064,644	-	12,364,360	19,439,271	-
Series 6	16,226,540	22,165,843	-	20,829,611	27,743,850	-
Total	$26,209,072	$36,901,666	$-	$50,404,952	$77,917,094	$-

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of June 30, 2011, Gateway has sold or otherwise disposed of its interest in 106 Project Partnerships (22 in Series 2, 23 in Series 3, 23 in Series 4, 24 in Series 5 and 14 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized herein.

Distribution Payable

The Distribution Payable represents net proceeds from the sale of Project Partnership interests.  Certain state tax jurisdictions impose a capital gains tax on the taxable gains associated with the sale of investments in partnerships.  Gateway is obligated to calculate and withhold the applicable state taxes that are payable by the Partners of Gateway when Project Partnerships are sold or otherwise disposed by Gateway.  In most cases, the state taxes are due regardless if proceeds are received from the sale of Project Partnerships.  Therefore, Gateway has estimated the withholding taxes payable and the amount is included in Distribution Payable on the Balance Sheet.  State taxes paid during the period ended June 30, 2011 totaled $407,933 ($129,564 for Series 2, $153,878 for Series 3, $18,958 for Series 4, $104,718 for Series 5 and $815 for Series 6).  These payments reduce the amount available to pay as distributions.  Remaining net proceeds will be distributed to the Assignees in a subsequent period at such time that further state withholding tax liabilities have been settled.  As of June 30, 2011, the state withholding tax liabilities for the Series 2 and 3 have been paid.  Gateway will distribute the remaining net proceeds from the sale of the Project Partnership interests in Series 2 and 3 in a subsequent quarter.

Fiscal Year 2012 Disposition Activity:

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
April 2011	Dawson Elderly	$31,875	$3.15	$31,875
				$31,875

The net proceeds per BAC from the sale of Dawson Elderly are a component of the Distribution Payable on the Balance Sheet as of June 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Fiscal Year 2011 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
August 2010	Richland Elderly	$27,075	$4.41	$27,075
August 2010	Pearson Elderly	19,874	3.24	19,874
August 2010	Mount Vernon Elderly	16,675	2.72	16,675
August 2010	Lakeland Elderly	23,075	3.76	23,075
September 2010	Hartwell Family	1,500	0.24	1,500
September 2010	Deerfield II	1,975	0.32	1,975
November 2010	Cherrytree Apartments	23,769	3.87	23,769
November 2010	Springwood Apartments	36,676	5.98	36,676
December 2010	Manchester Housing	9,387	1.53	9,387
December 2010	Heritage Village Apartments	23,296	3.80	23,296
December 2010	Woodland Terrace Apartments	9,375	1.53	9,375
December 2010	Park Place Apartments	-	-	-
	Other, net (see below)	-	-	163
				$192,840

The net proceeds per BAC from the sales of Richland Elderly, Pearson Elderly, Mount Vernon Elderly, Lakeland Elderly, Hartwell Family, Deerfield II, Cherrytree Apartments, Springwood Apartments, Manchester Housing, Heritage Village Apartments, Woodland Terrace Apartments and Park Place Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, net of any true-up adjustments, will be distributed to the Series 2 Assignees in a subsequent quarter.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $163 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount will be distributed to the Series 2 Assignees in a subsequent quarter.

Series 3

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
August 2010	Heritage Villas	$19,875	$3.64	$19,875
September 2010	Nowata Properties	87,294	16.00	87,294
September 2010	Poteau Properties II	142,615	26.14	142,615
September 2010	Roland Properties II	142,615	26.14	142,615
September 2010	Sallisaw Properties	142,615	26.14	142,615
September 2010	Stilwell Properties	131,551	24.11	131,551
September 2010	Waldron Properties	65,162	11.94	65,162
November 2010	Mill Run Apartments	2,538	0.47	2,538
December 2010	Countrywood Apartments	14,650	2.69	14,650
December 2010	Weston Apartments	1,650	0.30	1,650
December 2010	McKinley II Apartments	7,387	1.35	7,387
December 2010	Hornellsville Apartments	7,644	1.40	7,644
December 2010	Wildwood Apartments	27,145	4.98	27,145
December 2010	Hancock Manor Apartments	13,537	2.48	13,537
December 2010	Shiloh Apartments	27,337	5.01	27,337
	Other, net (see below)	-	-	(522)
				$833,093

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

The net proceeds per BAC from the sale of Heritage Villas, Nowata Properties, Poteau Properties II, Roland Properties II, Sallisaw Properties, Stilwell Properties, Waldron Properties, Mill Run Apartments, Countrywood Apartments, Weston Apartments, McKinley II Apartments, Hornellsville Apartments, Wildwood Apartments, Hancock Manor Apartments and Shiloh Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, net of any true-up adjustments, will be distributed to the Series 3 Assignees in a subsequent quarter.

Gateway recognized a reduction with respect to the gain on sale of Project Partnerships in the amount of $522 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This adjustment will reduce the amount distributed to the Series 3 Assignees in a subsequent quarter.

Series 4

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
September 2010	Stilwell Properties II	$142,615	$20.62	$142,615
September 2010	Westville Properties	98,356	14.22	98,356
September 2010	Spring Hill Senior Housing	65,365	9.45	65,365
	Other, net (see below)	-	-	1,000
				$307,336

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

Series 5

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
April 2010	Alma Properties	$65,230	$7.54	$65,230
July 2010	Carrollton Club	106,140	12.32	106,140
August 2010	Crawford Rental Housing	19,875	2.31	19,875
August 2010	Greensboro Properties I	19,075	2.21	19,075
August 2010	Greensboro Properties II	25,475	2.96	25,475
December 2010	Heritage Square Apartments	99,389	11.54	99,389
December 2010	Savannah Park of Grove	164,712	19.12	164,712
December 2010	Savannah Park of Spring Hill	98,526	11.44	98,526
December 2010	Savannah Park of Clayton	65,128	7.56	65,128
	Gain deferred at March 31, 2010	-	-	151,377
	Other, net (see below)	-	-	5,932
				$820,859

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

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $5,932 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
April 2010	Logan Place L.P.	$63,038	$6.24	$63,038
August 2010	Lancaster House	110,000	10.89	110,000
December 2010	Maple Wood Apartments.	105,356	10.43	105,356
December 2010	Savannah Park of Parsons	131,508	13.01	131,509
	Other, net (see below)	-	-	(788)
				$409,115

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

Gateway recognized a reduction with respect to the gain on sale of Project Partnerships in the amount of $788 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This adjustment will reduce the amount distributed to the Series 6 Assignees in a subsequent quarter.

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income increased $3,884 from $13,339 for the three months ended June 30, 2010 to $17,223 for the three months ended June 30, 2011.  The increase in distribution income for the period ended June 30, 2011 results primarily from an increase of gross distributions received from Project Partnerships.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Total expenses of Gateway were $50,180 for the three months ended June 30, 2011, a decrease of $71,447 as compared to the three months ended June 30, 2010 total expenses of $121,627.  The decrease results from a decrease in asset management fees and general and administrative expenses - General Partner.  During fiscal year 2011, the General Partner ceased further allocations of general and administrative expenses to Gateway.

Gain on Sale of Project Partnerships was $31,875 for the three months ended June 30, 2011 compared to $216,607 for the three months ended June 30, 2010.  As more fully discussed within this MD&A, one Project Partnership investment was sold during the first three months of fiscal year 2012 as compared to the first three months of fiscal year 2011 when two Project Partnership investments were sold.  The $31,875 gain recognized in the three months ended June 30, 2011 related to the sale of Dawson Elderly.  The $216,607 gain recognized in the three months ended June 30, 2010 consists of $65,230 related to the sale of Alma Properties and the recognition of the $151,377 deferred gain on the sale of Blackshear Apartments, L.P. Phase II.  The gain on sale of Logan Place L.P. was deferred.  The amount of the gain or loss from the sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Interest income increased $48 from $40 for the three months ended June 30, 2010 to $88 for the three months ended June 30, 2011.  The change in interest income results from the fluctuation of interest rates on short-term investments over this period, along with an increase in Cash and Cash Equivalents over the same period.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported a net loss of $994 from operations for the three months ended June 30, 2011.  Cash and Cash Equivalents decreased by $391,317.  Of the Cash and Cash Equivalents on hand as of June 30, 2011 and March 31, 2011, $2,946,360 and $3,322,418 are payable to certain Series’ Assignees arising from the sale of Project Partnerships.  Distributions will occur to those certain Assignees in a subsequent period, less the applicable state tax withholding.  After consideration of these sales proceeds, Cash and Cash Equivalents decreased $15,259 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  As of June 30, 2011, all Project Partnerships have been sold.

At June 30, 2011, the Series had $480,552 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

As disclosed on the statement of cash flows, the Series had a net loss of $2,768 for the three months ended June 30, 2011.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $5,107.  Cash provided by investing activities totaled $750 consisting of cash distributions from the Project Partnerships.  Cash used in financing activities consists of distributions paid as state tax payments on behalf of the Assignees totaling $129,564.

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  As of June 30, 2011, all Project Partnerships have been sold.

At June 30, 2011, the Series had $761,817 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $3,775 for the three months ended June 30, 2011.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $5,460.  No cash was provided by investing activities.  Cash used in financing activities consists of distributions paid as state tax payments on behalf of the Assignees totaling $153,878.

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  Equity in Loss of Project Partnerships for the three months ended June 30, 2011 and 2010 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2011 and 2010, Gateway’s share of the Project Partnerships’ net loss was $15,658 and $43,501 generated from Rental and other income of $182,625 and $311,623, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $48,035 and $80,042 for the three months ended March 31, 2011 and 2010, respectively.  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2011, the Series had $429,699 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $6,146 for the three months ended June 30, 2011.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $6,276.  Cash provided by investing activities totaled $1,470 consisting of cash distributions from the Project Partnerships.  Cash used in financing activities consists of distributions paid as state tax payments on behalf of the Assignees totaling $18,958.

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  Equity in Loss of Project Partnerships for the three months ended June 30, 2011 and 2010 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2011 and 2010, Gateway’s share of the Project Partnerships’ net loss was $75,995 and $122,031 generated from Rental and other income of $415,150 and $797,779, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $110,196 and $200,811 for the three months ended March 31, 2011 and 2010, respectively.  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2011, the Series had $1,139,965 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $7,620 for the three months ended June 30, 2011.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $7,590.  Cash provided by investing activities totaled $5,024 consisting of cash distributions from the Project Partnerships.  Cash used in financing activities consists of distributions paid as state tax payments on behalf of the Assignees totaling $104,718.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  Equity in Loss of Project Partnerships for the three months ended June 30, 2011 and 2010 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the three months ended March 31, 2011 and 2010, Gateway’s share of the Project Partnerships’ net loss was $64,924 and $91,727 generated from Rental and other income of $901,070 and $1,077,254, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $222,585 and $266,497 for the three months ended March 31, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At June 30, 2011, the Series had $602,130 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $19,315 for the three months ended June 30, 2011.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $8,049.  Cash provided by investing activities totaled $41,854 consisting of $9,979 in cash distributions from the Project Partnerships and $31,875 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  Cash used in financing activities consists of distributions paid as state tax payments on behalf of the Assignees totaling $815.

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

As of June 30, 2011, Gateway holds a limited partner interest in 42 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  6 Project Partnerships for Series 4, 12 Project Partnerships for Series 5, and 24 Project Partnerships for Series 6.  Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of June 30, 2011, 106 of the Project Partnerships have been sold or otherwise disposed of (22 in Series 2, 23 in Series 3, 23 in Series 4, 24 in Series 5, and 14 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  During the three months ended June 30, 2011, Gateway sold its interest in 1 Project Partnership (in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2012 Disposition Activity:

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
April 2011	Dawson Elderly	$31,875	$3.15	$31,875
				$31,875

The net proceeds per BAC from the sale of Dawson Elderly are a component of the Distribution Payable on the Balance Sheet as of June 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Fiscal Year 2011 Disposition Activity:

Series 2

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
August 2010	Richland Elderly	$27,075	$4.41	$27,075
August 2010	Pearson Elderly	19,874	3.24	19,874
August 2010	Mount Vernon Elderly	16,675	2.72	16,675
August 2010	Lakeland Elderly	23,075	3.76	23,075
September 2010	Hartwell Family	1,500	0.24	1,500
September 2010	Deerfield II	1,975	0.32	1,975
November 2010	Cherrytree Apartments	23,769	3.87	23,769
November 2010	Springwood Apartments	36,676	5.98	36,676
December 2010	Manchester Housing	9,387	1.53	9,387
December 2010	Heritage Village Apartments	23,296	3.80	23,296
December 2010	Woodland Terrace Apartments	9,375	1.53	9,375
December 2010	Park Place Apartments	-	-	-
	Other, net (see below)	-	-	163
				$192,840

The net proceeds per BAC from the sales of Richland Elderly, Pearson Elderly, Mount Vernon Elderly, Lakeland Elderly, Hartwell Family, Deerfield II, Cherrytree Apartments, Springwood Apartments, Manchester Housing, Heritage Village Apartments, Woodland Terrace Apartments and Park Place Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, net of any true-up adjustments, will be distributed to the Series 2 Assignees in a subsequent quarter.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $163 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount will be distributed to the Series 2 Assignees in a subsequent quarter.

Series 3

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
August 2010	Heritage Villas	$19,875	$3.64	$19,875
September 2010	Nowata Properties	87,294	16.00	87,294
September 2010	Poteau Properties II	142,615	26.14	142,615
September 2010	Roland Properties II	142,615	26.14	142,615
September 2010	Sallisaw Properties	142,615	26.14	142,615
September 2010	Stilwell Properties	131,551	24.11	131,551
September 2010	Waldron Properties	65,162	11.94	65,162
November 2010	Mill Run Apartments	2,538	0.47	2,538
December 2010	Countrywood Apartments	14,650	2.69	14,650
December 2010	Weston Apartments	1,650	0.30	1,650
December 2010	McKinley II Apartments	7,387	1.35	7,387
December 2010	Hornellsville Apartments	7,644	1.40	7,644
December 2010	Wildwood Apartments	27,145	4.98	27,145
December 2010	Hancock Manor Apartments	13,537	2.48	13,537
December 2010	Shiloh Apartments	27,337	5.01	27,337
	Other, net (see below)	-	-	(522)
				$833,093

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

The net proceeds per BAC from the sale of Heritage Villas, Nowata Properties, Poteau Properties II, Roland Properties II, Sallisaw Properties, Stilwell Properties, Waldron Properties, Mill Run Apartments, Countrywood Apartments, Weston Apartments, McKinley II Apartments, Hornellsville Apartments, Wildwood Apartments, Hancock Manor Apartments and Shiloh Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, net of any true-up adjustments, will be distributed to the Series 3 Assignees in a subsequent quarter.

Gateway recognized a reduction with respect to the gain on sale of Project Partnerships in the amount of $522 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This adjustment will reduce the amount distributed to the Series 3 Assignees in a subsequent quarter.

Series 4

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
September 2010	Stilwell Properties II	$142,615	$20.62	$142,615
September 2010	Westville Properties	98,356	14.22	98,356
September 2010	Spring Hill Senior Housing	65,365	9.45	65,365
	Other, net (see below)	-	-	1,000
				$307,336

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

Series 5

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
April 2010	Alma Properties	$65,230	$7.54	$65,230
July 2010	Carrollton Club	106,140	12.32	106,140
August 2010	Crawford Rental Housing	19,875	2.31	19,875
August 2010	Greensboro Properties I	19,075	2.21	19,075
August 2010	Greensboro Properties II	25,475	2.96	25,475
December 2010	Heritage Square Apartments	99,389	11.54	99,389
December 2010	Savannah Park of Grove	164,712	19.12	164,712
December 2010	Savannah Park of Spring Hill	98,526	11.44	98,526
December 2010	Savannah Park of Clayton	65,128	7.56	65,128
	Gain deferred at March 31, 2010	-	-	151,377
	Other, net (see below)	-	-	5,932
				$820,859

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $5,932 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
April 2010	Logan Place L.P.	$63,038	$6.24	$63,038
August 2010	Lancaster House	110,000	10.89	110,000
December 2010	Maple Wood Apartments.	105,356	10.43	105,356
December 2010	Savannah Park of Parsons	131,508	13.01	131,509
	Other, net (see below)	-	-	(788)
				$409,115

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

Gateway recognized a reduction with respect to the gain on sale of Project Partnerships in the amount of $788 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This adjustment will reduce the amount distributed to the Series 6 Assignees in a subsequent quarter.

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of June 30, 2011:

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

Series 5

Sunflower Apartments of Concordia	Sunflower Apartments of Medicine Lodge
Sunflower Apartments of Winfield	Sunflower Apartments of Ottawa II

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

With respect to the Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Financial Officer, respectively, of the Managing General Partner of Gateway (see Exhibits 31.1 and 31.2 included herein), such certifications are applicable to each of the Series as well as to the total partnership.

PART II - Other Information

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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: August 15, 2011	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: August 15, 2011	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer