Form 10-Q
period 2011-09-30
GATEWAY TAX CREDIT FUND II LTD
filed 2011-11-10
CIK 857115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011	2011	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$66,465	$614,473	$73,070	$921,155	$421,703	$453,463
Receivable - Other	-	-	-	-	20,850	-

Total Assets	$66,465	$614,473	$73,070	$921,155	$442,553	$453,463

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$877,218	$3,398	$753,626	$19,502	$914,089	$2,978
Distribution Payable	-	540,593	-	836,342	291,870	310,828
Deferred Gain on Sale of Project Partnerships	-	-	-	-	20,668	-
Payable - Other	5,703	-	5,192	-	-	-

Total Current Liabilities	882,921	543,991	758,818	855,844	1,226,627	313,806

Long-Term Liabilities:
Payable to General Partners	-	874,619	-	737,017	-	904,255

Partners' (Deficit) Equity:
Limited Partner Assignees - 40,000 BAC's
authorized of which 6,136, 5,456, and 6,915
for Series 2, 3, and 4, respectively, have been
issued at September 30, 2011 and March 31, 2011	(960,817)	(948,611)	(693,929)	(680,027)	(791,292)	(772,011)
General Partners	144,361	144,474	8,181	8,321	7,218	7,413

Total Partners' Deficit	(816,456)	(804,137)	(685,748)	(671,706)	(784,074)	(764,598)

Total Liabilities and Partners' Deficit	$66,465	$614,473	$73,070	$921,155	$442,553	$453,463

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

BALANCE SHEETS
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011	2011	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,136,604	$1,247,249	$641,500	$569,140	$2,339,342	$3,805,480
Receivable - Other	104,150	-	-	-	125,000	-

Total Assets	$1,240,754	$1,247,249	$641,500	$569,140	$2,464,342	$3,805,480

LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
Payable to General Partners	$970,623	$5,535	$1,386,556	$7,877	$4,902,112	$39,290
Distribution Payable	1,128,832	1,224,085	493,187	410,570	1,913,889	3,322,418
Deferred Gain on Sale of Project Partnerships	102,781	-	-	-	123,449	-
Payable - Other	-	-	-	-	10,895	-

Total Current Liabilities	2,202,236	1,229,620	1,879,743	418,447	6,950,345	3,361,708

Long-Term Liabilities:
Payable to General Partners	-	951,064	-	1,348,305	-	4,815,260

Partners' (Deficit) Equity:
Limited Partner Assignees - 40,000 BAC's
authorized of which 8,616 and 10,105 for
Series 5 and 6, respectively, have been
issued at September 30, 2011 and March 31, 2011	(972,916)	(945,128)	(1,242,275)	(1,201,691)	(4,661,229)	(4,547,468)
General Partners	11,434	11,693	4,032	4,079	175,226	175,980

Total Partners' Deficit	(961,482)	(933,435)	(1,238,243)	(1,197,612)	(4,486,003)	(4,371,488)

Total Liabilities and Partners' Deficit	$1,240,754	$1,247,249	$641,500	$569,140	$2,464,342	$3,805,480

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$-	$4,250	$-	$-	$1,720	$4,486
Total Revenues	-	4,250	-	-	1,720	4,486

Expenses:
Asset Management Fee - General Partner	-	7,541	-	9,361	3,321	5,385
General and Administrative:
General Partner	-	7,879	-	11,256	-	7,307
Other	9,564	8,594	10,288	1,952	11,743	6,941

Total Expenses	9,564	24,014	10,288	22,569	15,064	19,633

Loss Before Gain on Sale of Project Partnerships
and Interest Income	(9,564)	(19,764)	(10,288)	(22,569)	(13,344)	(15,147)
Gain on Sale of Project Partnerships	1,000	86,699	-	19,875	-	-
Interest Income	13	17	21	4	14	6

Net (Loss) Income	$(8,551)	$66,952	$(10,267)	$(2,690)	$(13,330)	$(15,141)

Allocation of Net (Loss) Income:
Assignees	$(8,466)	$66,283	$(10,165)	$(3,612)	$(13,196)	$(14,989)
General Partners	(85)	669	(102)	922	(134)	(152)

	$(8,551)	$66,952	$(10,267)	$(2,690)	$(13,330)	$(15,141)
Net (Loss) Income Per Beneficial
Assignee Certificate	$(1.38)	$10.80	$(1.86)	$(0.66)	$(1.91)	$(2.17)
Number of Beneficial Assignee
Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$-	$4,106	$3,647	$4,594	$5,367	$17,436
Total Revenues	-	4,106	3,647	4,594	5,367	17,436

Expenses:
Asset Management Fee - General Partner	7,391	13,547	16,194	20,232	26,906	56,066
General and Administrative:
General Partner	-	-	-	24,957	-	51,399
Other	13,072	12,101	15,543	13,447	60,210	43,035

Total Expenses	20,463	25,648	31,737	58,636	87,116	150,500

Loss Before Gain on Sale of Project Partnerships
and Interest Income	(20,463)	(21,542)	(28,090)	(54,042)	(81,749)	(133,064)
Gain on Sale of Project Partnerships	9,465	64,356	51,557	172,250	62,022	343,180
Interest Income	36	24	19	9	103	60

Net (Loss) Income	$(10,962)	$42,838	$23,486	$118,217	$(19,624)	$210,176

Allocation of Net (Loss) Income:
Assignees	$(10,853)	$42,409	$23,251	$116,138	$(19,429)	$206,229
General Partners	(109)	429	235	2,079	(195)	3,947

	$(10,962)	$42,838	$23,486	$118,217	$(19,624)	$210,176
Net (Loss) Income Per Beneficial
Assignee Certificate	$(1.26)	$4.92	$2.30	$11.49
Number of Beneficial Assignee
Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 2		SERIES 3		SERIES 4
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$750	$5,482	$-	$-	$3,190	$4,486
Total Revenues	750	5,482	-	-	3,190	4,486

Expenses:
Asset Management Fee - General Partner	-	15,081	-	18,721	6,641	10,769
General and Administrative:
General Partner	-	17,692	-	23,522	-	14,667
Other	13,095	10,594	14,083	4,511	16,050	9,615

Total Expenses	13,095	43,367	14,083	46,754	22,691	35,051

Loss Before Gain on Sale of Project Partnerships
and Interest Income	(12,345)	(37,885)	(14,083)	(46,754)	(19,501)	(30,565)
Gain on Sale of Project Partnerships	1,000	86,699	-	19,875	-	-
Interest Income	26	28	41	7	25	10

Net (Loss) Income	$(11,319)	$48,842	$(14,042)	$(26,872)	$(19,476)	$(30,555)

Allocation of Net (Loss) Income:
Assignees	$(11,206)	$48,354	$(13,902)	$(27,551)	$(19,281)	$(30,249)
General Partners	(113)	488	(140)	679	(195)	(306)

	$(11,319)	$48,842	$(14,042)	$(26,872)	$(19,476)	$(30,555)
Net (Loss) Income Per Beneficial
Assignee Certificate	$(1.83)	$7.88	$(2.55)	$(5.05)	$(2.79)	$(4.37)
Number of Beneficial Assignee
Certificates Outstanding	6,136	6,136	5,456	5,456	6,915	6,915

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 5		SERIES 6		TOTAL SERIES 2 - 6
	2011	2010	2011	2010	2011	2010
Revenues:
Distribution Income	$5,024	$7,898	$13,626	$12,909	$22,590	$30,775
Total Revenues	5,024	7,898	13,626	12,909	22,590	30,775

Expenses:
Asset Management Fee - General Partner	14,783	27,622	33,261	40,464	54,685	112,657
General and Administrative:
General Partner	-	-	-	48,672	-	104,553
Other	18,353	14,135	21,030	16,062	82,611	54,917

Total Expenses	33,136	41,757	54,291	105,198	137,296	272,127

Loss Before Gain on Sale of Project Partnerships
and Interest Income	(28,112)	(33,859)	(40,665)	(92,289)	(114,706)	(241,352)
Gain on Sale of Project Partnerships	9,465	280,963	83,432	172,250	93,897	559,787
Interest Income	65	40	34	15	191	100

Net (Loss) Income	$(18,582)	$247,144	$42,801	$79,976	$(20,618)	$318,535

Allocation of Net (Loss) Income:
Assignees	$(18,397)	$244,672	$42,373	$78,279	$(20,413)	$313,505
General Partners	(185)	2,472	428	1,697	(205)	5,030

	$(18,582)	$247,144	$42,801	$79,976	$(20,618)	$318,535
Net (Loss) Income Per Beneficial
Assignee Certificate	$(2.14)	$28.40	$4.19	$7.75
Number of Beneficial Assignee
Certificates Outstanding	8,616	8,616	10,105	10,105

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 2			SERIES 3
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2010	$(902,393)	$142,993	$(759,400)	$(622,304)	$(490)	$(622,794)

Net Income (Loss)	48,354	488	48,842	(27,551)	679	(26,872)

Distributions	(86,699)	-	(86,699)	(19,875)	-	(19,875)

Balance at September 30, 2010	$(940,738)	$143,481	$(797,257)	$(669,730)	$189	$(669,541)

Balance at March 31, 2011	$(948,611)	$144,474	$(804,137)	$(680,027)	$8,321	$(671,706)

Net Loss	(11,206)	(113)	(11,319)	(13,902)	(140)	(14,042)

Distributions	(1,000)	-	(1,000)	-	-	-

Balance at September 30, 2011	$(960,817)	$144,361	$(816,456)	$(693,929)	$8,181	$(685,748)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 4			SERIES 5
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2010	$(727,551)	$4,758	$(722,793)	$(887,385)	$3,984	$(883,401)

Net (Loss) Income	(30,249)	(306)	(30,555)	244,672	2,472	247,144

Distributions	-	-	-	(280,963)	-	(280,963)

Balance at September 30, 2010	$(757,800)	$4,452	$(753,348)	$(923,676)	$6,456	$(917,220)

Balance at March 31, 2011	$(772,011)	$7,413	$(764,598)	$(945,128)	$11,693	$(933,435)

Net Loss	(19,281)	(195)	(19,476)	(18,397)	(185)	(18,582)

Distributions	-	-	-	(9,391)	(74)	(9,465)

Balance at September 30, 2011	$(791,292)	$7,218	$(784,074)	$(972,916)	$11,434	$(961,482)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 6			TOTAL SERIES 2 - 6
		General			General
	Assignees	Partners	Total	Assignees	Partners	Total

Balance at March 31, 2010	$(1,076,356)	$16	$(1,076,340)	$(4,215,989)	$151,261	$(4,064,728)

Net Income	78,279	1,697	79,976	313,505	5,030	318,535

Distributions	(172,250)	-	(172,250)	(559,787)	-	(559,787)

Balance at September 30, 2010	$(1,170,327)	$1,713	$(1,168,614)	$(4,462,271)	$156,291	$(4,305,980)

Balance at March 31, 2011	$(1,201,691)	$4,079	$(1,197,612)	$(4,547,468)	$175,980	$(4,371,488)

Net Income (Loss)	42,373	428	42,801	(20,413)	(205)	(20,618)

Distributions	(82,957)	(475)	(83,432)	(93,348)	(549)	(93,897)

Balance at September 30, 2011	$(1,242,275)	$4,032	$(1,238,243)	$(4,661,229)	$175,226	$(4,486,003)

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 2		SERIES 3
	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net (Loss) Income	$(11,319)	$48,842	$(14,042)	$(26,872)
Adjustments to Reconcile Net (Loss) Income
to Net Cash Used in Operating Activities:
Gain on Sale of Project Partnerships	(1,000)	(86,699)	-	(19,875)
Distribution Income	(750)	(5,482)	-	-
Changes in Operating Assets and Liabilities:
Increase in Payable - Other	5,703	-	5,192	-
(Decrease) Increase in Payable to General Partners	(799)	12,213	(2,893)	16,041
Net Cash Used in Operating Activities	(8,165)	(31,126)	(11,743)	(30,706)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	750	5,482	-	-
Net Proceeds from Sale of Project Partnerships	1,000	86,699	-	19,875
Net Cash Provided by Investing Activities	1,750	92,181	-	19,875

Cash Flows from Financing Activities:
Distributions	(541,593)	-	(836,342)	-
Net Cash Used in Financing Activities	(541,593)	-	(836,342)	-

(Decrease) Increase in Cash and Cash Equivalents	(548,008)	61,055	(848,085)	(10,831)
Cash and Cash Equivalents at Beginning of Year	614,473	451,096	921,155	112,146

Cash and Cash Equivalents at End of Period	$66,465	$512,151	$73,070	$101,315

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$1,000	$86,699	$-	$19,875
Distribution to Assignees	(1,000)	(86,699)	-	(19,875)
Increase in Receivable - Other	-	5,000	-	719,207
Increase in Deferred Gain on Sale of Project Partnerships	-	(3,475)	-	(711,852)
Decrease in Payable to General Partners	-	(1,525)	-	(7,355)
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 4		SERIES 5
	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net (Loss) Income	$(19,476)	$(30,555)	$(18,582)	$247,144
Adjustments to Reconcile Net (Loss) Income
to Net Cash Used in Operating Activities:
Gain on Sale of Project Partnerships	-	-	(9,465)	(280,963)
Distribution Income	(3,190)	(4,486)	(5,024)	(7,898)
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Payable to General Partners	6,674	5,497	12,655	(16,617)
Net Cash Used in Operating Activities	(15,992)	(29,544)	(20,416)	(58,334)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	3,190	4,486	5,024	7,898
Net Proceeds from Sale of Project Partnerships	-	-	9,465	280,963
Net Cash Provided by Investing Activities	3,190	4,486	14,489	288,861

Cash Flows from Financing Activities:
Distributions	(18,958)	-	(104,718)	-
Net Cash Used in Financing Activities	(18,958)	-	(104,718)	-

(Decrease) Increase in Cash and Cash Equivalents	(31,760)	(25,058)	(110,645)	230,527
Cash and Cash Equivalents at Beginning of Year	453,463	175,323	1,247,249	479,047

Cash and Cash Equivalents at End of Period	$421,703	$150,265	$1,136,604	$709,574

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$-	$-	$9,465	$280,963
Distribution to Assignees	-	-	(9,465)	(280,963)
Increase in Receivable - Other	20,850	309,811	104,150	107,000
Increase in Deferred Gain on Sale of Project Partnerships	(20,668)	(306,336)	(102,781)	(106,140)
Decrease in Payable to General Partners	(182)	(3,475)	(1,369)	(860)
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	SERIES 6		TOTAL SERIES 2 - 6
	2011	2010	2011	2010
Cash Flows from Operating Activities:
Net Income (Loss)	$42,801	$79,976	$(20,618)	$318,535
Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Gain on Sale of Project Partnerships	(83,432)	(172,250)	(93,897)	(559,787)
Distribution Income	(13,626)	(12,909)	(22,590)	(30,775)
Changes in Operating Assets and Liabilities:
Increase in Payable - Other	-	-	10,895	-
Increase in Payable to General Partners	30,374	23,320	46,011	40,454
Net Cash Used in Operating Activities	(23,883)	(81,863)	(80,199)	(231,573)

Cash Flows from Investing Activities:
Distributions Received from Project Partnerships	13,626	12,909	22,590	30,775
Net Proceeds from Sale of Project Partnerships	83,432	172,250	93,897	559,787
Net Cash Provided by Investing Activities	97,058	185,159	116,487	590,562

Cash Flows from Financing Activities:
Distributions	(815)	-	(1,502,426)	-
Net Cash Used in Financing Activities	(815)	-	(1,502,426)	-

Increase (Decrease) in Cash and Cash Equivalents	72,360	103,296	(1,466,138)	358,989
Cash and Cash Equivalents at Beginning of Year	569,140	229,672	3,805,480	1,447,284

Cash and Cash Equivalents at End of Period	$641,500	$332,968	$2,339,342	$1,806,273

Supplemental disclosure of non-cash activities:
Increase in Distribution Payable	$83,432	$172,250	$93,897	$559,786
Distribution to Assignees	(83,432)	(172,250)	(93,897)	(559,786)
Increase in Receivable - Other	-	-	125,000	1,141,018
Increase in Deferred Gain on Sale of Project Partnerships	-	-	(123,449)	(1,127,803)
Decrease in Payable to General Partners	-	-	(1,551)	(13,215)
	$-	$-	$-	$-

See accompanying notes to financial statements.

GATEWAY TAX CREDIT FUND II LTD.
(A Florida Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 1 - ORGANIZATION:

Gateway Tax Credit Fund II Ltd. (“Gateway”), a Florida Limited Partnership, was formed September 12, 1989, under the laws of Florida.  Operations commenced on September 14, 1990 for Series 2, September 28, 1990 for Series 3, February 1, 1991 for Series 4, July 1, 1991 for Series 5 and January 1, 1992 for Series 6.  Each Series has invested, as a limited partner, in other limited partnerships (“Project Partnerships”), each of which owns and operates one or more apartment complexes eligible for Low-Income Housing Tax Credits (“Tax Credits”), provided for in Section 42 of the Internal Revenue Code of 1986.  Gateway will terminate on December 31, 2040 or sooner, in accordance with the terms of the limited partnership agreement (the “Agreement”).  As of September 30, 2011, Gateway had received capital contributions of $195,410 from the General Partners and $37,228,000 from Beneficial Assignee Certificate investors (the “Assignees”).  The fiscal year of Gateway for reporting purposes ends on March 31.

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

Gateway offered BACs in five series.  BACs in the amounts of $6,136,000, $5,456,000, $6,915,000, $8,616,000 and $10,105,000 for Series 2, 3, 4, 5 and 6, respectively, had been issued as of September 30, 2011.  Each Series is treated as though it were a separate partnership, investing in a separate and distinct pool of Project Partnerships.  Net proceeds from each Series are used to acquire Project Partnerships which are specifically allocated to such Series.  Income or loss and all tax items from the Project Partnerships acquired by each Series are specifically allocated among the Assignees of such Series.

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

Quarterly, the Investments in Project Partnerships are increased or decreased as follows:

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

Gateway reviews its investments in Project Partnerships to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.  If the sum of the expected remaining low-income housing tax credits and other tax benefits is less than the carrying amount of the investment, Gateway recognizes an impairment loss. As part of its analysis, Gateway has historically considered the residual value of the Project Partnerships as one key component of its estimate of future cash flows.  Gateway is continuing to execute its process of disposition of its interest in Project Partnerships that have reached the end of their Tax Credit compliance period, refer to Note 5 - Summary of Disposition Activities for the most recent update of those on-going activities.  No impairment expense was recognized during each of the six month periods ended September 30, 2011 or 2010.

Gateway, as a limited partner in the Project Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility for Tax Credits.  If the cost of operating a property exceeds the rental income earned thereon, Gateway may deem it in its best interest to voluntarily provide funds in order to protect its investment.  However, Gateway does not guarantee any of the mortgages or other debt of the Project Partnerships.  No such funding to Project Partnerships occurred during each of the six month periods ended September 30, 2011 or 2010.

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

Distribution Payable

Distribution Payable represents net proceeds from the sale of Project Partnership interests.  These amounts, net of the applicable state tax withholding, are due and payable to the Assignees and will be distributed at such time that state tax withholding liabilities have been settled.  See further discussion related to distribution payments in Note 5.

State Tax Withholding

Certain state tax jurisdictions impose a capital gains tax on the taxable gains associated with the sale of investments in partnerships.  It is Gateway’s obligation to calculate and withhold the applicable state taxes that are payable by the Partners of Gateway when Project Partnerships are sold or otherwise disposed by Gateway.  In most cases, the state taxes are due regardless if proceeds are received from the sale of Project Partnerships.  Therefore, Gateway has estimated the withholding taxes payable and the amount is included in Distribution Payable on the Balance Sheet.  State tax payments related to some of the sales of Project Partnerships were paid during the period ended September 30, 2011.  See further discussion related to state tax payments in Note 5.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued):

Gateway holds variable interests in 32 VIEs, which consist of Project Partnerships (Refer to Note 1 - Organization for information about Gateway’s involvement in the Project Partnerships).  Gateway is not the primary beneficiary of the VIEs.  Since its inception, Gateway’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to Gateway’s capital contributions to those VIEs, which is approximately $5,559,951 at September 30, 2011.  Over the course of the investment and Tax Credit Cycle, this maximum exposure to loss was offset by actual losses experienced by the Project Partnerships recorded by Gateway in its equity accounting.  Accordingly, at the current stage of the investment and Tax Credit Cycle, the carrying value of Gateway’s interest in the VIEs has been reduced to $0.  Tabular disclosures within Note 4 - Investments in Project Partnerships detail total capital contributions to VIEs, the carrying amount of assets and liabilities related to Gateway’s VIEs and the aggregate assets, liabilities and Gateway’s exposure to loss from those VIEs.  Gateway may be subject to additional losses to the extent of any financial support that Gateway voluntarily provides to those Project Partnerships in the future.  Gateway does not currently intend to provide future financial support to the Project Partnerships.

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

For the six months ended September 30, 2011 and 2010, the General Partners and affiliates are entitled to compensation and reimbursement for costs and expenses incurred by Gateway as follows:

Asset Management Fee - The Managing General Partner is entitled to receive an annual asset management fee equal to 0.25% of the aggregate cost of Gateway’s interest in the projects owned by the Project Partnerships.  The asset management fee will be paid only after all other expenses of Gateway have been paid.  These fees are included in the Statements of Operations.

	2011	2010
Series 2	$-	$15,081
Series 3	-	18,721
Series 4	6,641	10,769
Series 5	14,783	27,622
Series 6	33,261	40,464
Total	$54,685	$112,657

General and Administrative Expenses - The Managing General Partner is reimbursed for general and administrative expenses of Gateway on an accountable basis.  This expense is included in the Statements of Operations.  During fiscal year 2011, the General Partner ceased further allocations of general and administrative expenses to Gateway.

	2011	2010
Series 2	$-	$17,692
Series 3	-	23,522
Series 4	-	14,667
Series 5	-	-
Series 6	-	48,672
Total	$-	$104,553

Refer to the discussion of net profit on re-syndication transactions contributed to Gateway by the Managing General Partner in Note 5, Summary of Disposition Activities herein.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of September 30, 2011, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 4 - 4 and Series 5 - 7) which own and operate government assisted multi-family housing complexes.  Gateway has disposed of all interests held in Series 2 and 3.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 4		SERIES 5
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$618,869	$809,456	$1,169,403	$1,951,046

Cumulative equity in losses of Project
Partnerships (1)	(644,757)	(849,257)	(1,233,039)	(1,978,250)

Cumulative distributions received from
Project Partnerships	(25,705)	(29,665)	(28,121)	(95,992)

Investment in Project Partnerships before
Adjustment	(51,593)	(69,466)	(91,757)	(123,196)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	68,135	89,059	122,220	202,650
Accumulated amortization of acquisition
fees and expenses	(16,542)	(19,593)	(30,463)	(79,454)

Investments in Project Partnerships	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $1,151,198 in Series 4 and $2,187,244 in Series 5 for the period ended September 30, 2011 and cumulative suspended losses of $1,423,462 in Series 4 and $2,626,278 in Series 5 for the year ended March 31, 2011 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS:

As of September 30, 2011, Gateway had acquired a 99% interest in the profits, losses, and Tax Credits as a limited partner in Project Partnerships (Series 6 - 21) which own and operate government assisted multi-family housing complexes.  Gateway has disposed of all interests held in Series 2 and 3.  Cash flows from operations are allocated according to each Project Partnership agreement.  Upon dissolution, proceeds will be distributed according to each Project Partnership agreement.

The following is a summary of Investments in Project Partnerships as of:

	SERIES 6		TOTAL SERIES 2 - 6
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
Capital Contributions to Project Partnerships
and purchase price paid for limited partner
interests in Project Partnerships	$3,771,679	$4,532,944	$5,559,951	$7,293,446

Cumulative equity in losses of Project
Partnerships (1)	(3,881,494)	(4,661,281)	(5,759,290)	(7,488,788)

Cumulative distributions received from
Project Partnerships	(129,762)	(152,419)	(183,588)	(278,076)

Investment in Project Partnerships before
Adjustment	(239,577)	(280,756)	(382,927)	(473,418)

Excess of investment cost over the underlying
assets acquired:
Acquisition fees and expenses	400,960	455,613	591,315	747,322
Accumulated amortization of acquisition
fees and expenses	(138,544)	(152,018)	(185,549)	(251,065)

Reserve for Impairment of Investment in
Project Partnerships	(22,839)	(22,839)	(22,839)	(22,839)

Investments in Project Partnerships	$-	$-	$-	$-

(1) In accordance with Gateway's accounting policy to not carry investments in Project Partnerships below zero, cumulative suspended losses of $4,379,904 in Series 6 for the period ended September 30, 2011 and cumulative suspended losses of $5,068,051 in Series 6 for the year ended March 31, 2011 are not included.

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below are the summarized balance sheets for the Project Partnerships of Series 2 and Series 3 as of June 30 and the respective summarized statements of operations for the three months ended June 30 of each year. As of June 30, 2011, Gateway has disposed of all Project Partnership interests held in Series 2 and 3.

	SERIES 2		SERIES 3
	2011	2010	2011	2010
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$-	$751,226	$-	$912,059
Investment properties, net	-	3,595,897	-	2,301,901
Other assets	-	18,210	-	20,541
Total assets	$-	$4,365,333	$-	$3,234,501

Liabilities and Partners' Deficit:
Current liabilities	$-	$228,646	$-	$167,563
Long-term debt	-	5,987,190	-	5,550,575
Total liabilities	-	6,215,836	-	5,718,138

Partners' deficit
Limited Partner	-	(1,624,819)	-	(2,356,282)
General Partners	-	(225,684)	-	(127,355)
Total partners' deficit	-	(1,850,503)	-	(2,483,637)

Total liabilities and partners' deficit	$-	$4,365,333	$-	$3,234,501

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$-	$469,866	$-	$522,997
Expenses:
Operating expenses	-	361,549	-	394,605
Interest expense	-	63,065	-	46,239
Depreciation and amortization	-	111,798	-	149,644

Total expenses	-	536,412	-	590,488

Net loss	$-	$(66,546)	$-	$(67,491)

Other partners' share of net loss	$-	$(665)	$-	$(675)

Gateway's share of net loss	$-	$(65,881)	$-	$(66,816)
Suspended losses	-	65,881	-	66,816

Equity in Loss of Project Partnerships	$-	$-	$-	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below are the summarized balance sheets for the Project Partnerships of Series 4 and Series 5 as of June 30 and the respective summarized statements of operations for the three months ended June 30 of each year:

	SERIES 4		SERIES 5
	2011	2010	2011	2010
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$648,739	$626,782	$1,098,476	$1,904,091
Investment properties, net	2,316,682	2,416,505	3,875,659	7,006,327
Other assets	6,177	10,733	5,358	19,538
Total assets	$2,971,598	$3,054,020	$4,979,493	$8,929,956

Liabilities and Partners' Deficit:
Current liabilities	$153,558	$159,888	$149,640	$292,390
Long-term debt	4,490,516	4,525,961	7,882,787	13,341,835
Total liabilities	4,644,074	4,685,849	8,032,427	13,634,225

Partners' deficit
Limited Partner	(1,540,347)	(1,520,858)	(2,824,917)	(4,638,520)
General Partners	(132,129)	(110,971)	(228,017)	(65,749)
Total partners' deficit	(1,672,476)	(1,631,829)	(3,052,934)	(4,704,269)

Total liabilities and partners' deficit	$2,971,598	$3,054,020	$4,979,493	$8,929,956

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$361,581	$363,348	$665,324	$1,110,848
Expenses:
Operating expenses	273,296	268,865	526,351	895,272
Interest expense	45,536	49,473	83,900	141,587
Depreciation and amortization	96,071	94,665	190,902	286,912

Total expenses	414,903	413,003	801,153	1,323,771

Net loss	$(53,322)	$(49,655)	$(135,829)	$(212,923)

Other partners' share of net loss	$(1,909)	$(1,505)	$(1,359)	$(2,129)

Gateway's share of net loss	$(51,413)	$(48,150)	$(134,470)	$(210,794)
Suspended losses	51,413	48,150	134,470	210,794

Equity in Loss of Project Partnerships	$-	$-	$-	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

In accordance with Gateway's policy of presenting the financial information of the Project Partnerships on a three month lag, below are the summarized balance sheets for the Project Partnerships of Series 6 and Total Series 2 - 6 as of June 30 and the respective summarized statements of operations for the three months ended June 30 of each year:

	SERIES 6		TOTAL SERIES 2 - 6
	2011	2010	2011	2010
SUMMARIZED BALANCE SHEETS
Assets:
Current assets	$3,282,565	$3,449,995	$5,029,780	$7,644,153
Investment properties, net	12,845,332	15,327,629	19,037,673	30,648,259
Other assets	16,223	21,460	27,758	90,482
Total assets	$16,144,120	$18,799,084	$24,095,211	$38,382,894

Liabilities and Partners' Deficit:
Current liabilities	$632,175	$614,331	$935,373	$1,462,818
Long-term debt	21,536,417	24,802,088	33,909,720	54,207,649
Total liabilities	22,168,592	25,416,419	34,845,093	55,670,467

Partners' deficit
Limited Partner	(5,486,850)	(6,047,108)	(9,852,114)	(16,187,587)
General Partners	(537,622)	(570,227)	(897,768)	(1,099,986)
Total partners' deficit	(6,024,472)	(6,617,335)	(10,749,882)	(17,287,573)

Total liabilities and partners' deficit	$16,144,120	$18,799,084	$24,095,211	$38,382,894

SUMMARIZED STATEMENTS OF OPERATIONS
Rental and other income	$1,794,770	$2,001,005	$2,821,675	$4,468,064
Expenses:
Operating expenses	1,291,509	1,473,899	2,091,156	3,394,190
Interest expense	205,836	243,965	335,272	544,329
Depreciation and amortization	445,172	495,594	732,145	1,138,613

Total expenses	1,942,517	2,213,458	3,158,573	5,077,132

Net loss	$(147,747)	$(212,453)	$(336,898)	$(609,068)

Other partners' share of net loss	$(2,122)	$(2,873)	$(5,390)	$(7,847)

Gateway's share of net loss	$(145,625)	$(209,580)	$(331,508)	$(601,221)
Suspended losses	145,625	209,580	331,508	601,221

Equity in Loss of Project Partnerships	$-	$-	$-	$-

NOTE 4 - INVESTMENTS IN PROJECT PARTNERSHIPS (Continued):

The aggregate assets, liabilities and exposure to loss from the VIEs in which Gateway holds a variable interest, but has concluded that it is not the primary beneficiary, are provided in the table below (refer to Note 2 for discussion of variable interest entities).

	June 30, 2011			June 30, 2010
	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss	Aggregate Assets	Aggregate Liabilities	Our Risk Of Loss
Series 2	$-	$-	$-	$4,365,333	$6,215,836	$-
Series 3	-	-	-	3,234,501	5,718,138	-
Series 4	2,971,598	4,644,074	-	3,054,020	4,685,849	-
Series 5	4,979,493	8,032,427	-	8,929,956	13,634,225	-
Series 6	16,144,120	22,168,592	-	18,799,084	25,416,419	-
Total	$24,095,211	$34,845,093	$-	$38,382,894	$55,670,467	$-

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES:

Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of September 30, 2011, Gateway has sold or otherwise disposed of its interest in 116 Project Partnerships (22 in Series 2, 23 in Series 3, 25 in Series 4, 29 in Series 5 and 17 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized herein:

Distribution Payable

Distribution Payable represents net proceeds from the sale of Project Partnership interests.  Certain state tax jurisdictions impose a capital gains tax on the taxable gains associated with the sale of investments in partnerships.  Gateway is obligated to calculate and withhold the applicable state taxes that are payable by the Partners of Gateway when Project Partnerships are sold or otherwise disposed by Gateway.  In most cases, the state taxes are due regardless if proceeds are received from the sale of Project Partnerships.  Therefore, Gateway has estimated the withholding taxes payable and the amount is included in Distribution Payable on the Balance Sheet.  State withholding taxes paid during the period ended September 30, 2011 totaled $421,753 ($129,564 for Series 2, $167,698 for Series 3, $18,958 for Series 4, $104,718 for Series 5 and $815 for Series 6).  These payments reduce the amount available to pay as distributions.  Remaining net proceeds will be distributed to the Assignees in a subsequent period at such time that further state withholding tax liabilities have been settled.  During the period ended September 30, 2011, Gateway distributed the remaining net proceeds from the sale of the Project Partnership interests in Series 2 and 3.

Fiscal Year 2012 Disposition Activity:

Series 2

Transaction		Net	Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Proceeds	Per BAC	on Disposal
September 2011	Other, net (see below)	$-	$-	$1,000
				$1,000

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $1,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount was included in the distribution to Series 2 Assignees during the period ended September 30, 2011.

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 4

Transaction		Net	Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Proceeds	Per BAC	on Disposal	on Disposal
September 2011	SF Apartments of Arkansas City	$1,909	$0.28	$-	$1,909
September 2011	Wellsville Senior Housing	18,759	2.71	-	18,759
				$-	$20,668

In accordance with GAAP, although the sales of SF Apartments of Arkansas City and Wellsville Senior Housing were consummated on or prior to September 30, 2011, the gain on the sales is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from these sales totaling $20,850 which is included in Receivable - Other on the Balance Sheet and has been subsequently received in October 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $20,668 will be recognized on the fiscal year 2012 third quarter Statement of Operations.

Series 5

Transaction		Net	Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Proceeds	Per BAC	on Disposal	on Disposal
August 2011	Yorkshire Retirement Village	$7,465	$0.87	$7,465	$-
September 2011	SF Apartments of Concordia	42,259	4.90	-	42,259
September 2011	SF Apartments of Medicine Lodge	20,212	2.35	-	20,212
September 2011	SF Apartments of Ottawa II	31,927	3.71	-	31,927
September 2011	SF Apartments of Winfield	8,383	0.97	-	8,383
September 2011	Other, net (see below)	-	-	2,000	-
				$9,465	$102,781

The net proceeds per BAC from the sale of Yorkshire Retirement Village are a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

In accordance with GAAP, although the sales of SF Apartments of Concordia, SF Apartments of Medicine Lodge, SF Apartments of Ottawa II and SF Apartments of Winfield were consummated on or prior to September 30, 2011, the gain on the sales is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from these sales totaling $104,150 which is included in Receivable - Other on the Balance Sheet and has been subsequently received in October 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $102,781 will be recognized on the fiscal year 2012 third quarter Statement of Operations.

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

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
April 2011	Dawson Elderly	$31,875	$3.15	$31,875
September 2011	Ehrhardt Place Apartments	1,421	0.14	1,421
September 2011	Oak Ridge Apartments	23,151	2.29	23,151
September 2011	Country Place Apartments	22,985	2.27	22,985
September 2011	Other, net (see below)	-	-	4,000
				$83,432

The net proceeds per BAC from the sale of Dawson Elderly, Ehrhardt Place Apartments, Oak Ridge Apartments and Country Place Apartments are a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $4,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$192,840

The net proceeds per BAC from the sales of Richland Elderly, Pearson Elderly, Mount Vernon Elderly, Lakeland Elderly, Hartwell Family, Deerfield II, Cherrytree Apartments, Springwood Apartments, Manchester Housing, Heritage Village Apartments, Woodland Terrace Apartments and Park Place Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, net of any true-up adjustments, were distributed to the Series 2 Assignees in September 2011.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $163 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount was distributed to the Series 2 Assignees in September 2011.

NOTE 5 - SUMMARY OF DISPOSITION ACTIVITIES (Continued):

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
				$833,093

The net proceeds per BAC from the sale of Heritage Villas, Nowata Properties, Poteau Properties II, Roland Properties II, Sallisaw Properties, Stilwell Properties, Waldron Properties, Mill Run Apartments, Countrywood Apartments, Weston Apartments, McKinley II Apartments, Hornellsville Apartments, Wildwood Apartments, Hancock Manor Apartments and Shiloh Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, net of any true-up adjustments, were distributed to the Series 3 Assignees in September 2011.

Gateway recognized a reduction with respect to the gain on sale of Project Partnerships in the amount of $522 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This adjustment reduced the amount distributed to the Series 3 Assignees in September 2011.

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

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
April 2010	Logan Place L.P.	$63,038	$6.24	$62,250
August 2010	Lancaster House	110,000	10.89	110,000
December 2010	Maple Wood Apartments.	105,356	10.43	105,356
December 2010	Savannah Park of Parsons	131,508	13.01	131,509
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

NOTE 6 - SIGNIFICANT EQUITY INVESTEES:

Certain Project Partnerships constitute 20% or more of assets, equity or income (loss) from continuing operations of the respective Series in which they are held (“Significant Project Partnerships”).  In accordance with Gateway’s policy of presenting the financial information of the Project Partnerships on a three month lag, below is the summarized results of operations as of June 30, 2011 for each Significant Project Partnership:

Series 4
	Wynnwood Common	Piedmont Development
Rental and other income	$98,686	$85,242
Gross profit	30,966	12,249
Net Loss	$(3,596)	$(16,853)

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

Distribution income arises from any cash distributions received from Project Partnerships which have a zero investment balance for financial reporting purposes.  Distribution income decreased $8,185 from $30,775 for the six months ended September 30, 2010 to $22,590 for the six months ended September 30, 2011.  The decrease in distribution income is a result of fewer Project Partnerships invested in by Gateway.  As of September 30, 2011, Gateway has an investment in 32 Project Partnerships as compared to 63 Project Partnerships held as of September 30, 2010.

Total expenses of Gateway were $137,296 for the six months ended September 30, 2011, a decrease of $134,831 as compared to the six months ended September 30, 2010 total expenses of $272,127.  The decrease results from a decrease in asset management fees and general and administrative expenses - General Partner.  During fiscal year 2011, the General Partner ceased further allocations of general and administrative expenses to Gateway.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Gain on Sale of Project Partnerships was $93,897 for the six months ended September 30, 2011 compared to $559,787 for the six months ended September 30, 2010.  As more fully discussed within this MD&A, 11 Project Partnership investments were sold during the first six months of fiscal year 2012 as compared to the first six months of fiscal year 2011 when 23 Project Partnership investments were sold.  The $93,897 gain recognized in the six months ended September 30, 2011 consists of $86,897 related to the sale of five properties during 2012 and $7,000 related to the true-up of certain sales transaction closing expenses arising from Project Partnership sales transactions which closed in a prior fiscal year.  The gain on the sale of six properties totaling $123,449 was deferred.  The $559,787 gain recognized in the six months ended September 30, 2010 consists of $408,410 related to the sale of eleven properties during 2011 and the recognition of $151,377 deferred gain on the March 2010 sale of Blackshear Apartments, L.P., Phase II.  The gain on the sale of twelve properties totaling $1,127,803 was deferred.  The amount of the gain or loss from the sale of a Project Partnership and the period in which it is recognized on the Statement of Operations is dependent upon the specifics related to each sale or disposition transaction.  Refer to the discussion of each Project Partnership sold in the Exit Strategy section within this MD&A.

Interest income increased $91 from $100 for the six months ended September 30, 2010 to $191 for the six months ended September 30, 2011.  The change in interest income results from the fluctuation of interest rates on short-term investments over this period, along with an increase in Cash and Cash Equivalents over the same period.  Interest income is generally one source of funds available to pay administrative costs of Gateway.

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

In total, Gateway reported a net loss of $20,618 from operations for the six months ended September 30, 2011.  Cash and Cash Equivalents decreased by $1,466,138.  Of the Cash and Cash Equivalents on hand as of September 30, 2011 and March 31, 2011, $1,913,889 and $3,322,418 are payable to certain Series’ Assignees arising from the sale of Project Partnerships.  Distributions will occur to those certain Assignees in a subsequent quarter, less the applicable state tax withholding.  After consideration of these sales proceeds, Cash and Cash Equivalents decreased $57,609 as compared to the prior year-end balances.

The financial performance of each respective Series is summarized as follows:

Series 2 - Gateway closed this series on September 14, 1990 after receiving $6,136,000 from 375 Assignees.  As of September 30, 2011, all Project Partnerships have been sold.

At September 30, 2011, the Series had $66,465 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

As disclosed on the statement of cash flows, the Series had a net loss of $11,319 for the six months ended September 30, 2011.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $8,165.  Cash provided by investing activities totaled $1,750 consisting of $750 in cash distributions from the Project Partnerships and $1,000 from Net Proceeds from Sale of Project Partnerships.  Cash used in financing activities consists of distributions paid to or on behalf of Assignees totaling $541,593.

Series 3 - Gateway closed this series on December 13, 1990 after receiving $5,456,000 from 398 Assignees.  As of September 30, 2011, all Project Partnerships have been sold.

At September 30, 2011, the Series had $73,070 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $14,042 for the six months ended September 30, 2011.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $11,743.  Cash used in financing activities consists of distributions paid to or on behalf of Assignees totaling $836,342.

Series 4 - Gateway closed this series on May 31, 1991 after receiving $6,915,000 from 465 Assignees.  Equity in Loss of Project Partnerships for the six months ended September 30, 2011 and 2010 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2011 and 2010, Gateway’s share of the Project Partnerships’ net loss was $51,413 and $48,150 generated from Rental and other income of $361,581 and $363,348, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $96,071 and $94,665 for the six months ended June 30, 2011 and 2010, respectively.  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2011, the Series had $421,703 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $19,476 for the six months ended September 30, 2011.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $15,992.  Cash provided by investing activities totaled $3,190 consisting of cash distributions from the Project Partnerships.  Cash used in financing activities consists of distributions paid as state tax payments on behalf of Assignees totaling $18,958.

Series 5 - Gateway closed this series on October 11, 1991 after receiving $8,616,000 from 535 Assignees.  Equity in Loss of Project Partnerships for the six months ended September 30, 2011 and 2010 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2011 and 2010, Gateway’s share of the Project Partnerships’ net loss was $134,470 and $210,794 generated from Rental and other income of $665,324 and $1,110,848, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $190,902 and $286,912 for the six months ended June 30, 2011 and 2010, respectively.  Overall, management believes these Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2011, the Series had $1,136,604 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had a net loss of $18,582 for the six months ended September 30, 2011.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $20,416.  Cash provided by investing activities totaled $14,489 consisting of $5,024 in cash distributions from the Project Partnerships and $9,465 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  Cash used in financing activities consists of distributions paid as state tax payments on behalf of Assignees totaling $104,718.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 6 - Gateway closed this series on March 11, 1992 after receiving $10,105,000 from 625 Assignees.  Equity in Loss of Project Partnerships for the six months ended September 30, 2011 and 2010 was $0 as a result of the suspension of all losses in this Series so that the Investments in Project Partnerships does not fall below zero.  For the six months ended June 30, 2011 and 2010, Gateway’s share of the Project Partnerships’ net loss was $145,625 and $209,580 generated from Rental and other income of $1,794,770 and $2,001,005, respectively.  In general, it is common in the real estate industry to experience losses for financial and tax reporting purposes because of the non-cash expenses of depreciation and amortization.  These Project Partnerships reported depreciation and amortization of $445,172 and $495,594 for the six months ended June 30, 2011 and 2010, respectively.  Overall, management believes the Project Partnerships are operating as expected and have generated Tax Credits which met projections.

At September 30, 2011, the Series had $641,500 of Cash and Cash Equivalents.  Management believes the sources of funds are sufficient to meet current and ongoing operating costs for the foreseeable future, and to pay part of the Asset Management Fee.

As disclosed on the statement of cash flows, the Series had net income of $42,801 for the six months ended September 30, 2011.  However, after adjusting for the changes in operating assets and liabilities, net cash used in operating activities was $23,883.  Cash provided by investing activities totaled $97,058 consisting of $13,626 in cash distributions from the Project Partnerships and $83,432 in net proceeds from the Sale of Project Partnerships (refer to the Exit Strategy section within this MD&A for more detailed discussion of these sales of Project Partnerships).  Cash used in financing activities consists of distributions paid as state tax payments on behalf of Assignees totaling $815.

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

As of September 30, 2011, Gateway holds a limited partner interest in 32 Project Partnerships which own and operate government assisted multi-family housing complexes.  Project investments by Series are as follows:  4 Project Partnerships for Series 4, 7 Project Partnerships for Series 5, and 21 Project Partnerships for Series 6.  Gateway at one time held investments in 148 Project Partnerships (22 in Series 2, 23 in Series 3, 29 in Series 4, 36 in Series 5, and 38 in Series 6).  As of September 30, 2011, 116 of the Project Partnerships have been sold or otherwise disposed of (22 in Series 2, 23 in Series 3, 25 in Series 4, 29 in Series 5, and 17 in Series 6) and, in accordance with the Gateway partnership agreement, the entire net proceeds received from these sales either have been or will be distributed to the Assignees of the respective Series.  During the three months ended September 30, 2011, Gateway sold its interest in 10 Project Partnership (2 in Series 4, 5 in Series 5 and 3 in Series 6).  A summary of the sale or disposition transactions for the Project Partnerships disposed during the current fiscal year-to-date and the previous fiscal year are summarized below:

Fiscal Year 2012 Disposition Activity:

Series 2

Transaction		Net	Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Proceeds	Per BAC	on Disposal
September 2011	Other, net (see below)	$-	$-	$1,000
				$1,000

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $1,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This amount was distributed to the Series 2 Assignees in September 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 4

Transaction		Net	Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Proceeds	Per BAC	on Disposal	on Disposal
September 2011	SF Apartments of Arkansas City	$1,909	$0.28	$-	$1,909
September 2011	Wellsville Senior Housing	18,759	2.71	-	18,759
				$-	$20,668

In accordance with GAAP, although the sales of SF Apartments of Arkansas City and Wellsville Senior Housing were consummated on or prior to September 30, 2011, the gain on the sales is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from these sales totaling $20,850 which is included in Receivable - Other on the Balance Sheet and has been subsequently received in October 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 4 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $20,668 will be recognized on the fiscal year 2012 third quarter Statement of Operations.

Series 5

Transaction		Net	Net Proceeds	Gain (Loss)	Deferred Gain
Month / Year	Project Partnership	Proceeds	Per BAC	on Disposal	on Disposal
August 2011	Yorkshire Retirement Village	$7,465	$0.87	$7,465	$-
September 2011	SF Apartments of Concordia	42,259	4.90	-	42,259
September 2011	SF Apartments of Medicine Lodge	20,212	2.35	-	20,212
September 2011	SF Apartments of Ottawa II	31,927	3.71	-	31,927
September 2011	SF Apartments of Winfield	8,383	0.97	-	8,383
September 2011	Other, net (see below)	-	-	2,000	-
				$9,465	$102,781

The net proceeds per BAC from the sale of Yorkshire Retirement Village are a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

In accordance with GAAP, although the sales of SF Apartments of Concordia, SF Apartments of Medicine Lodge, SF Apartments of Ottawa II and SF Apartments of Winfield were consummated on or prior to September 30, 2011, the gain on the sales is being deferred on the Balance Sheet and not recognized on the Statement of Operations until the period that the net sales proceeds are received.  Gateway recorded a receivable for the gross proceeds from these sales totaling $104,150 which is included in Receivable - Other on the Balance Sheet and has been subsequently received in October 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 5 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.  The deferred gain of $102,781 will be recognized on the fiscal year 2012 third quarter Statement of Operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued):

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
April 2011	Dawson Elderly	$31,875	$3.15	$31,875
September 2011	Ehrhardt Place Apartments	1,421	0.14	1,421
September 2011	Oak Ridge Apartments	23,151	2.29	23,151
September 2011	Country Place Apartments	22,985	2.27	22,985
September 2011	Other, net (see below)	-	-	4,000
				$83,432

The net proceeds per BAC from the sale of Dawson Elderly, Ehrhardt Place Apartments, Oak Ridge Apartments and Country Place Apartments are a component of the Distribution Payable on the Balance Sheet as of September 30, 2011.  These net proceeds, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $4,000 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount, less the applicable state tax withholding, will be distributed to the Series 6 Assignees in a subsequent period at such time that state withholding tax liabilities have been settled.

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
				$192,840

The net proceeds per BAC from the sales of Richland Elderly, Pearson Elderly, Mount Vernon Elderly, Lakeland Elderly, Hartwell Family, Deerfield II, Cherrytree Apartments, Springwood Apartments, Manchester Housing, Heritage Village Apartments, Woodland Terrace Apartments and Park Place Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, net of any true-up adjustments, were distributed to the Series 2 Assignees in September 2011.

Gateway recognized an additional gain on sale of Project Partnerships in the amount of $163 resulting from the true-up of certain legal and other sale transaction closing expenses arising from Project Partnership sale transactions which closed in the prior fiscal year.  This amount was distributed to the Series 2 Assignees in September 2011.

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
				$833,093

The net proceeds per BAC from the sale of Heritage Villas, Nowata Properties, Poteau Properties II, Roland Properties II, Sallisaw Properties, Stilwell Properties, Waldron Properties, Mill Run Apartments, Countrywood Apartments, Weston Apartments, McKinley II Apartments, Hornellsville Apartments, Wildwood Apartments, Hancock Manor Apartments and Shiloh Apartments are a component of the Distribution Payable on the Balance Sheet as of March 31, 2011.  These net proceeds, net of any true-up adjustments, were distributed to the Series 3 Assignees in September 2011.

Gateway recognized a reduction with respect to the gain on sale of Project Partnerships in the amount of $522 resulting from the true-up of certain legal and other sale transaction closing expenses arising from a Project Partnership sale transaction which closed in the prior fiscal year.  This adjustment reduced the amount distributed to the Series 3 Assignees in September 2011.

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

Series 6

Transaction			Net Proceeds	Gain (Loss)
Month / Year	Project Partnership	Net Proceeds	Per BAC	on Disposal
April 2010	Logan Place L.P.	$63,038	$6.24	$62,250
August 2010	Lancaster House	110,000	10.89	110,000
December 2010	Maple Wood Apartments.	105,356	10.43	105,356
December 2010	Savannah Park of Parsons	131,508	13.01	131,509
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

Status Update on Unsold Project Partnerships:

The following summarizes the most recent status of the sale/disposal process for the remaining Project Partnership investments held as of September 30, 2011:

Series 4

Wynnwood Common Associates

These approvals are subject to a number of contingencies, the outcome of which cannot be predicted with certainty.  However, utilizing the sales amounts as approved by Gateway, should all the transactions close without modification, the estimated net proceeds to Gateway from the sales of these Project Partnerships are estimated to be $32,000, or $4.63 per beneficial assignee certificate.  Sales proceeds would be available for distribution, less the applicable state tax withholding, to the Series 4 Assignees in a period subsequent to the closing of these sales transactions which would most likely occur within the next two years.

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

Under the supervision and with the participation of the Managing General Partner’s management, including the Chief Executive Officer and Chief Financial Officer, Gateway has evaluated the effectiveness of its disclosure controls and procedures applicable to each of the Series as well as to the total partnership pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures applicable to each of the Series as well as to the total partnership are effective.  There were no changes in Gateway’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Gateway’s internal control over financial reporting.

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

GATEWAY TAX CREDIT FUND II, LTD.
(A Florida Limited Partnership)
By: Raymond James Tax Credit Funds, Inc.
(the Managing General Partner)

Date: November 10, 2011	By:/s/ Ronald M. Diner
Ronald M. Diner
President

Date: November 10, 2011	By:/s/ Toni S. Matthews
Toni S. Matthews
Vice President and Chief Financial Officer